Form 10KSB
period 2003-12-31
TREY INDUSTRIES INC
filed 2004-04-14
CIK 1236275

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                     SPECIAL REPORT PURSUANT TO RULE 15(D)-2

                              TREY RESOURCES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


          DELAWARE                                          16-1633636
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                       750 HIGHWAY 34, MATAWAN, NJ        07747
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number (732) 566-3320


Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act: Class A Common, $.00001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [X] No

Issuer's revenues for its most recent fiscal year: $1,350.

As of April 13, 2004, the Registrant had 3,221,610 shares of Class A, no par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $568,936.

Transitional Small Business Disclosure Format (Check one): Yes [ ];  No [X]

Documents incorporated by reference: None.

================================================================================

                                     PART I

Item 1. Description of business                                              3
Item 2. Description of property                                             20
Item 3. Legal proceedings                                                   20



                                     PART II

Item 5. Market for common equity and related stockholder matters.           20
Item 6. Management's discussion and analysis or plan of operations.         21
Item 7. Financial statements                                                25
Item 8A. Controls and Procedures                                            25



                                    PART III

Item 9. Directors, executive officers, promoters and control persons,
        compliance with Section 16(a) of the Exchange Act                   26
Item 10.Executive compensation.                                             27
Item 11.Security ownership of certain beneficial owners and management      28
Item 12.Certain relationships and related transactions                      29



                                     PART IV

Item 13.Exhibits and reports on Form 8-K                                    31
Item 15.Principal Accountant Fees and Services                              33

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

         Trey Resources, Inc. (hereinafter referred to as the "Company" or "Trey"), a development stage company, was incorporated in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice Inc. (hereinafter referred to as "iVoice"). It is engaged in the design, manufacture, and marketing of specialized telecommunication equipment. As of December 2003, the Company employed two part time employees.

         On February 11, 2004, the Company was spun off from iVoice and is now an independent publicly traded company. The following description of our business is intended to provide an understanding of our product and the direction of our initial marketing strategy. As the Company is in its developmental stages, any focus described in the following pages may change and different initiatives may be pursued.

PRODUCTS

         Reminder- The Reminder is a Microsoft Windows(R) based software application that automatically initiates a telephone call to a client or patient to verify a set appointment or reservation time. The information necessary to place the call is retrieved from an electronic database of information that includes the necessary information to place the call such as the client's or patient's name, phone number and previously set appointment time and a pre-recorded message or instruction that is played back to the call recipient. Using a graphical user interface, Reminder can be easily configured to call a user's clients or patients one time or multiple times, on different phones, in different languages, and at different times. Reminder also provides statistics on calls placed such as calls attempted, calls completed, intercepted, retried, and busy/no answer calls with its innovative call reporting feature. Through a series of steps that includes pre-recorded prompts, the Reminder asks call recipients to confirm his or her appointment or to cancel and request rescheduling of their appointment by pressing a key on their telephone keypad.

         The Automatic Reminder source code was developed by and purchased from an unrelated third party. After the original purchase of the software codes, iVoice technical personnel made modifications to the software and product documentation to make it more user friendly. The Reminder uses a standard modem, available in most Personal Computers, to automatically place telephone calls to the client or patient. The application has traditionally been sold as a software solution directly to end-users.

         The potential market for the Reminder includes any business or professional organization that sets appointments or reservations and desires verification of those appointments or reservations in order to provide the business or professional organization ample time to make necessary scheduling changes due to "no-shows" or re-scheduling. The ability of an organization to make more efficient use of its appointment schedule can provide that organization with an increased number of kept appointments and in turn produce increased revenues for a business or professional organization. The Reminder can significantly reduce or eliminate the need for office personnel to place time consuming telephone calls at expensive cost per call rates to customers, clients or patients in order to confirm, pre-set appointments or meetings or to provide call recipients with an important message or information.

         Our principal offices and facilities are located at 750 Highway 34, Matawan, NJ 07747 and our telephone number is (732) 566-3320. Our common stock is quoted on the OTC Bulletin Board under the trading symbol "TYRIA."

DISTRIBUTION

         As a product line of iVoice, the Reminder has produced minimal sales revenues for the past three fiscal years. In the past, iVoice devoted limited resources to the marketing of the Reminder. The Company's future revenues depend on its ability to develop a customer base through the establishment of a reseller channel using various marketing and sales promotions.

         The Company intends to market its Reminder and Call Initiating software directly to professionals such as physicians, dentists, accountants, attorneys, salons, restaurants, or any other appointment setting businesses, organizations or associations. We also intend to pursue new markets such as municipalities or government organizations, polling organizations, and any other businesses or organizations that desire to automate telephone call order taking, information providing or telemarketing processes through the use of software that automatically initiates the telephone call; provides statistical reporting of the calls made such as successful and unsuccessful connections made; and records responses received from the call recipient. We intend to market our software products through mediums such as business and trade publications, on-line advertising, broadcast faxing, radio spots and telemarketing.

COMPETITION

         The Company competes generally with a number of other manufacturers of supplemental telecommunications software, telecommunications integrators, as well as application service providers (ASPs), which provide appointment-scheduling services to other businesses and organizations either through internet servers or telecommunication servers. System design and engineering, application technical features and simplicity of user implementation and administration are the principal characteristics of the Reminder that differentiates it from competing products.

         No assurance can be given that our competitors will not develop new technologies or enhancements to their existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a market downturn better than us. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future.

         As is customary in the telecommunications industry, the Company produces its products from readily available components purchased from a variety of manufacturers. Printed circuit boards and housings are contracted for manufacture according to Company specifications from among many available suppliers. The business of the Company is not seasonal. The Company maintains no special arrangements relating to working capital items, and as far as it is aware this is standard in the industry. The Company is not subject to environmental protection regulations during the foreseeable future. The Company has spent nothing on research and development in the last three fiscal years. None of the Company's present business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

PRODUCT DEVELOPMENT

         In order to remain competitive, we will have an ongoing need to develop new features and enhancements to our product. The introduction of new features and enhancements will be critical for us to expand the potential market for our products outside of a traditional appointment setting businesses or professional organization. We will also strive to meet the following standards in product development:

         o Ease of Use. Our products are designed to function without extensive and continual user involvement. The aim is to simplify, not complicate, the user's work environment.

         o Schedules for the development of technology products are inherently difficult to predict, and there can be no assurance that we will achieve targeted initial customer shipment dates for any of our products, or at all.

         o We plan to capitalize on our existing computerized telephony technology and our expertise in research, development and marketing to expand our business into products that address the growing market for automated call processing.

         o Our internal development work will be a key component of bringing new product lines to market. In addition, we may pursue a partnering strategy to develop new products.

BUSINESS DEVELOPMENT

         Business development objectives at Trey will be to focus on three primary functions as listed below:

         1. Negotiate and secure strategic alliances related to our Automatic Reminder products;

         2. Negotiate, secure and manage Original Equipment Manufacturer (OEM) and reseller accounts; and

         3.  Provide leads for the sales staff, which will need to be hired.

STRATEGIC ALLIANCES

         Trey's business development efforts will seek to engage and secure strategic alliances with related telecommunications businesses and professional organizations in order to develop co-marketing programs that will expand market share for our products and develop brand recognition. By entering into strategic alliances with companies that offer telecommunications devices or services to businesses or professional organizations whereby appointment setting and scheduling are of vital importance, we will seek to obtain access to an installed customer base as well as new sales opportunities of our products. Trey has not entered into any strategic alliances, nor is it currently negotiating any such strategic alliances.

MANAGE OEM AND RESELLER ACCOUNTS

         While we have traditionally sold our product primarily on a direct basis, we will seek to obtain new OEM and reseller relationships that will serve as an extension of our sales team. Ideally, an OEM agreement, which provides distribution of our software product along with the manufacturers own telecommunication equipment, could produce the most widespread distribution and acceptance of our product at minimal distribution costs. Many of the OEMs have extensive and established reseller channels that could provide an avenue of distribution for our software. To effectively manage these accounts, we will need to provide these resellers with product literature, pricing, and sales leads as well as technical training and support. Trey does not currently have any OEM and/or reseller accounts, nor is it currently negotiating agreements with any such accounts.

SALES LEADS

         Through alliances and marketing relationships, we will constantly be looking for ways to increase the number of leads that can be cultivated by the Trey sales team which will need to be hired. By working with the sales teams of the third parties we believe that we can increase the number of sales staff that sell Trey products, and provide qualified customer leads for the insides sales staff at Trey.

SALES AND MARKETING

         Trey has traditionally marketed and licensed its products by employing a direct selling model. Trey sales and marketing efforts will concentrate on value added resellers to attempt to maximize revenues. To be successful, we will need to seek out new market opportunities and vertical industries to reach desired revenue levels. With minimal adaptation, some of the possibilities that our software could be used for include the following:

         o Provide municipalities an emergency notification message to residents.

         o Make informal polls about a particular subject matter or election.

         o Provide notification to a business' customers of a pending shipment or back-order.

         o    Combined with email functions to be used as a marketing tool.

         Developing market possibilities will be crucial to our success. However, we cannot provide any assurance that we will be able to effectively market and sell our products for these uses or that they will be accepted by our perceived market.

INTELLECTUAL PROPERTY RIGHTS

         We regard some features of our Automatic Reminder and Call Initiating software and documentation to be proprietary intellectual property. We have been and will be dependent in part on our ability to protect our proprietary technology. We will seek to use copyright, trademarks, trade secret laws, confidentiality agreements and other measures if necessary to establish and protect our rights in our proprietary technology. We have not filed any provisional patent applications with respect to some of our application and intellectual property rights. We are currently reviewing our technologies and processes with our patent attorneys to determine if it is possible to obtain any patents or statutory copyrights on any of our proprietary technology which we believe to be material to our future success. If we were to file for any patent or copyright protection, we cannot be certain that others will not develop substantially equivalent or superseding proprietary technology before any patent or copyright protection is awarded to us. Any provisional patent application requires that we file one or more non-provisional patent applications within 12 months from the date of filing to specify the claims asserted for patent protection. Furthermore, there can be no assurance that any confidentiality agreements between our employees and us will provide meaningful protection of our proprietary information in the event of any unauthorized use or disclosure of such proprietary information.

         There can be no assurance that we will not become the subject of claims of infringement with respect to intellectual property rights associated with our products. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time consuming and could result in costly litigation or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims.

EMPLOYEES

         We have entered into employment agreements with our President and Chief Financial Officer (Mr. Meller) and our Non-Executive Chairman of the Board who also serves as Chief Executive Officer and Chairman of the Board of iVoice (Mr. Mahoney). Mr. Mahoney and Mr. Meller will only provide services to Trey on a part-time basis. Many services that would be provided by employees will be provided to Trey by iVoice under an Administrative Services Agreement. Our future success depends in significant part upon obtaining and retaining highly qualified, key technical and senior management personnel.

         Competition for such personnel is intense, and there can be no assurance that we can retain our future key technical and managerial employees who have not yet been hired or that we can assimilate or retain other highly qualified technical and managerial personnel in the future.

GOVERNMENT REGULATION

         We are subject to licensing and regulation by a number of authorities in the state and municipality in which we conduct operations. These may include health, safety, and fire regulations. Our operations are also subject to federal and state minimum wage laws governing such matters as working conditions and overtime.

         We are not subject to any necessary government approval or license requirement in order to market, distribute or sell our principal or related products other than ordinary federal, state, and local laws that govern the conduct of business in general.

         On December 18, 2002, the U.S. Federal Trade Commission (FTC) announced a decision to create the national "do not call" registry. Once implemented, consumers will be able to sign up for the national "do not call" registry. Soon after, the FTC will begin to enforce the registry, and consumers who have signed up will be able to file a complaint with the FTC online or by calling a toll-free number. A telemarketer who calls a number on the registry could be fined up to $11,000 for each call. When this law takes effect, it may affect our ability to market our application as a marketing tool. This may have a material adverse effect on our business and results of operations.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

         Certain statements in this report on Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Act of 1995. These statements are typically identified by their inclusion of phrases such as "the Company anticipates", or "the Company believes", or other phrases of similar meaning. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

TREY WILL FACE MANY OF THE DIFFICULTIES THAT COMPANIES IN THE EARLY STAGE MAY FACE.

As a result of the Company's limited operating history, the currently difficult economic conditions of the telecommunications marketplace, proposed government restrictions on telemarketing activities and the emerging nature of automated call dialing industries, it may be difficult for you to assess our growth and earnings potential. The Company believes that due primarily to the relatively brief time automated call placing has been available to the general public, there has not yet been developed, implemented and demonstrated a commercially viable business model from which to successfully operate any form of business that relies on the products and services that we intend to market, sell, and distribute. Therefore, we have faced many of the difficulties that companies in the early stages of their development in new and evolving markets often face. These have included, among others:

         o Substantial delays and expenses related to testing and development of our new products,

         o Marketing and distribution problems encountered in connection with our new and existing products and technologies,

         o    Competition from larger and more established companies,

         o    Delays in reaching our marketing goals,

         o Difficulty recruiting qualified employees for management and other positions;

         o    Lack of sufficient customers, revenues and cash flow;

         o    Limited financial resources;

We may continue to face these and other difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

TREY HAS NO OPERATING HISTORY AS AN INDEPENDENT PUBLIC COMPANY AND MAY BE UNABLE TO OPERATE PROFITABLY AS A STAND-ALONE COMPANY

Although iVoice has operated as a reporting public company since 2000 and has sold computerized telephony software since 1997, Trey does not have an operating history as an independent public company. Historically, since the businesses that comprise each of Trey and iVoice have been under one ultimate parent, they have been able to rely, to some degree, on the earnings, assets, and cash flow of each other for capital requirements. After February 11, 2004, Trey will be able to rely only on the Automatic Reminder software business for such requirements. The Automatic Reminder software business has operated at a loss in the past for iVoice, and there can be no assurance that, as an independent company, such losses will not continue or increase. Additionally, Trey's business has relied on iVoice for various financial, administrative and managerial expertise in conducting its operations. Since February 11, 2004, Trey maintains its own credit and banking relationships and perform its own financial and investor relations functions. There can be no assurance that Trey will be able to successfully put in place the financial, administrative and managerial structure necessary to operate as an independent public company, or that the development of such structure will not require a significant amount of management's time and other resources.

TREY'S PAYMENTS TO MANAGEMENT IN EXCESS OF $1,000,000 IN THE AGGREGATE DURING THE FIRST YEAR FOLLOWING THE SPIN-OFF WILL SEVERELY BURDEN TREY'S FINANCIAL CONDITION.

         Upon the completion of the Spin-Off from iVoice, which occurred on February 11, 2004, each of Jerome Mahoney, the Chairman of the Board, and Mark Meller, the President of Trey, will receive payments of $350,000. In addition, each of Mr. Mahoney and Mr. Meller will receive salaries of $180,000 per year subject to 10% increases every year thereafter. Neither Mr. Mahoney nor Mr. Meller will be providing full-time services to Trey. In addition, since Messrs. Mahoney and Meller are the sole members of Trey's Board of Directors, no independent authority will be available to monitor their performance. To the extent that Trey has limited sales and expects to incur losses in the future, these payments will place an extreme burden on Trey's financial condition and results of operations.

TREY'S FUTURE REVENUE AND OPERATING RESULTS ARE UNPREDICTABLE AND MAY FLUCTUATE

Our short operating history and the rapidly changing nature of the market in which we compete make it difficult to accurately forecast our revenues and operating results. Our operating results are unpredictable and we expect them to fluctuate in the future due to a number of factors. These factors may include, among others:

          o the timing of sales of our products and services, particularly in light of our minimal sales history,

          o    difficulty in keeping current with changing technologies,

          o unexpected delays in introducing new products, new product features and services,

          o increased expenses, whether related to sales and marketing, product development or administration,

          o deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects,

          o    the mix of product license and services revenue,

          o costs related to possible acquisitions of technology or businesses.

IVOICE'S OPERATIONS DEMONSTRATE A HISTORY OF NET LOSSES AND CASH FLOW SHORTFALLS AND TREY'S LIKELY WILL AS WELL

         During the year ended December 31, 2003 and 2002, iVoice generated sales of $442,987 and $645,510, incurred net losses of $1,903,492 and $2,059,460 and had cash flow deficiencies from operating activities of $1,142,159 and $351,840 respectively. These matters raise substantial doubt about iVoice's ability to generate cash flows through its current operating activities sufficient enough that its existence can be sustained without the need for external financing. Accordingly, there is no reason to believe that Trey will have operating results that will fare any better than those of iVoice.

TREY HAS RECEIVED A GOING CONCERN OPINION FROM ITS INDEPENENT AUDITORS THAT DESCRIBES THE UNCERTAINITY REGARDING ITS ABILITY TO CONTINUE AS A GOING CONCERN

         Trey has received a report from their independent auditors for their fiscal year ended December 31, 2003 containing an explanatory paragraph that describes the uncertainty regarding their ability to continue as a going concern. This is due to their historical negative cash flow and because, as of the date of the auditor's opinion, they did not have access to sufficient committed capital to meet their projected operating needs for at least the next 12 months.

         There can be no assurance that management's plans will be successful or what other actions may become necessary. Any inability to raise capital may require us to reduce the level of our operations. Such actions could have a material adverse effect on our business and operations and result in charges that could be material to our business and results of operations.

TREY'S EARNINGS AND STOCK PRICE WILL BE SUBJECT TO SIGNIFICANT FLUCTUATIONS

         Due to the factors noted in this filing, our earnings and stock price will be subject to significant volatility, particularly on a quarterly basis. We have a limited operating history and cannot forecast revenues or operating results, which will have had an immediate and significant adverse effect on the trading price of our common stock. This may occur for Trey in the future.

IF TREY LOSES THE SERVICES OF ANY KEY PERSONNEL, INCLUDING OUR CHIEF EXECUTIVE OFFICER OR OUR DIRECTORS, OUR BUSINESS MAY SUFFER

         We are dependent on our key officers, including Jerome R. Mahoney and Mark Meller, our Chairman of the Board and our President, respectively, our directors, and our key employees in our finance, technology, sales and marketing operations. The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. To minimize the effects of such loss, we have entered into employment contracts with Jerome Mahoney and Mark Meller, but neither Mr. Mahoney nor Mr. Meller is party to a non-compete agreement with Trey. Consequently, this may have an adverse effect on the business.

OUR POTENTIAL FUTURE BUSINESS ACQUISITIONS MAY BE UNPREDICTABLE AND MAY CAUSE OUR BUSINESS TO SUFFER

         Trey intends to seek to expand its operations through the acquisition of additional businesses. These potential acquired additional businesses may be outside the current field of operations of Trey. There can be no assurance that Trey will be able to identify, successfully integrate or profitably manage any such businesses or operations. The proposed expansion may involve a number of special risks, including possible adverse effects on Trey's operating results, diversion of management attention, inability to retain key personnel, risks associated with unanticipated events and the financial statement effect of potential impairment of acquired intangible assets, any of which could have a materially adverse effect on Trey's business, financial condition and results of operations. In addition, if competition for acquisition candidates or assumed operations were to increase, the cost of acquiring businesses or assuming customers' operations could increase materially. The inability of Trey to implement and manage its expansion strategy successfully may have a material adverse effect on the business and future prospects of Trey. Furthermore, through the acquisition of additional businesses, Trey may effect a business acquisition with a target business which may be financially unstable, under-managed, or in its early stages of development or growth. While Trey may, under certain circumstances, seek to effect business acquisitions with more than one target business, as a result of its limited resources, Trey, in all likelihood, will have the ability to effect only a single business acquisition at one time.

MEMBERS OF TREY'S BOARD OF DIRECTORS AND MANAGEMENT MAY HAVE CONFLICTS OF INTEREST AFTER THE OFFERING

         Mr. Mahoney, a member of the board of directors, owns iVoice shares and has the right to convert $250,000 of indebtedness into 250,000 shares of Trey Class B Common Stock which is convertible into an indeterminate number of shares of Trey Class A Common Stock. In addition, Mr. Mahoney, the Chairman of the Board of Trey, continues to serve as the Chairman of the Board and Chief Executive Officer of iVoice. These relationships could create, or appear to create, potential conflicts of interest when Trey's directors and management are faced with decisions that could have different implications for Trey and iVoice. Examples of these types of decisions might include any of the potential business acquisitions made by Trey or the resolution of disputes arising out of the agreements governing the relationship between iVoice and Trey. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of Trey following the Distribution.

TREY'S INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND FAILURE TO ADAPT OUR PRODUCT DEVELOPMENT TO THESE CHANGES MAY CAUSE OUR PRODUCTS TO BECOME OBSOLETE

         We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Future technology or market changes may cause some of our products to become obsolete more quickly than expected.

TREY STOCKHOLDERS MAY EXPERIENCE SIGNIFICANT DILUTION IF FUTURE EQUITY OFFERINGS ARE USED TO FUND OPERATIONS OR ACQUIRE BUSINESSES

         If working capital or future acquisitions are financed through the issuance of equity securities, such as through the Equity Line of Credit with Cornell Capital Partners, LP (see Certain Relationships and Related Transactions beginning on page 32), Trey stockholders could experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of the Trey Shares. Further, the conversion of outstanding debt obligations into equity securities could have a dilutive effect on Trey shareholders.

THE TREND TOWARD CONSOLIDATION IN TREY'S INDUSTRY MAY IMPEDE ITS ABILITY TO COMPETE EFFECTIVELY

         As consolidation in the software industry continues, fewer companies dominate particular markets, changing the nature of the market and potentially providing consumers with fewer choices. Also, many of these companies offer a broader range of products than us, ranging from desktop to enterprise solutions. We may not be able to compete effectively against these competitors. Furthermore, we may use strategic acquisitions, as necessary, to acquire technology, people and products for our overall product strategy. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, people or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, people or products. Any of these changes may have a significant adverse effect on our future revenues and operating results.

TREY FACES INTENSE PRICE-BASED COMPETITION FOR LICENSING OF ITS PRODUCTS WHICH COULD REDUCE PROFIT MARGINS

         Price competition is often intense in the software market, especially for computerized telephony software products. Many of our competitors have significantly reduced the price of their products. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

TREY MAY BE UNSUCCESSFUL IN ADAPTING TO CHANGES IN THE DYNAMIC TECHNOLOGICAL ENVIRONMENT OF TELECOMMUNICATIONS IN A TIMELY MANNER

         Critical issues concerning the commercial use of telecommunications, including security, reliability, cost, ease of use, accessibility, quality of service or potential tax or other government regulation, remain unresolved and may affect the use of telecommunications as a medium to distribute or support our software products and the functionality of some of our products. If we are unsuccessful in timely assimilating changes in the telecommunications environment into our business operations and product development efforts, our future net revenues and operating results could be adversely effected.

TREY MAY BE UNSUCCESSFUL IN DEVELOPING NEW DISTRIBUTION CHANNELS

         Due to our limited operating history, we currently offer products directly to end-users and through dealer and reseller channels established by iVoice. We may not be able to effectively develop our own network of resellers to distribute our software products. We may also be unsuccessful in utilizing rapidly evolving distribution and marketing technologies to develop these distribution channels. The adoption of new channels may adversely impact existing channels and/or product pricing, which may reduce our future revenues and profitability.

PRODUCT RETURNS MAY EXCEED ESTABLISHED RESERVES AND AFFECT TREY'S REVENUES

         Product returns can occur when we introduce upgrades and new versions of products or when distributors or retailers have excess inventories. Our return policy allows distributors, subject to various limitations, to return products in exchange for new products or for credit towards future products. End users may return our products through dealers and distributors within a reasonable period from the date of license for a full refund. In addition, retailers may return older versions of our products. We estimate and maintain reserves for product returns. However, future returns could exceed the reserves we have established, which could have a material adverse effect on our operating results.

TREY MAY DEPEND ON DISTRIBUTION BY RESELLERS AND DISTRIBUTORS FOR A SIGNIFICANT PORTION OF REVENUES

         We may distribute some of our products through resellers and distributors. To effectively do so, we must establish and maintain good working relationships with resellers and distributors. No such relationships currently exist. If we are unsuccessful in establishing and maintaining relationships with resellers and distributors, or if these resellers and distributors are unsuccessful in reselling our products, our future net revenues and operating results may be adversely affected.

THE RESULTS OF TREY'S RESEARCH AND DEVELOPMENT EFFORTS ARE UNCERTAIN

         We believe that we will need to make research and development expenditures to create new uses and new features to our products to remain competitive. While we perform usability and beta testing of new products, the products we are currently developing or may develop in the future may not be technologically successful. If they are not technologically successful, our resulting products may not achieve market acceptance and our products may not compete effectively with products of our competitors currently in the market or introduced in the future.

THE GREATER THAN EXPECTED LENGTH OF THE PRODUCT DEVELOPMENT CYCLE MAY ADVERSELY EFFECT OUR FUTURE REVENUES

         The length of our product development cycle has generally been greater than we originally expected. We are likely to experience delays in future product development. These delays could have a material adverse effect on the amount and timing of future revenues.

IF TREY MUST RESTRUCTURE ITS OPERATIONS VALUABLE RESOURCES WILL BE DIVERTED FROM OTHER BUSINESS OBJECTIVES

         We continually evaluate our product and corporate strategy. We have in the past undertaken, and will in the future undertake, organizational changes and/or product and marketing strategy modifications. These organizational changes increase the risk that objectives will not be met due to the allocation of valuable limited resources to implement changes. Further, due to the uncertain nature of any of these undertakings, these efforts may not be successful and we may not realize any benefit from these efforts.

TREY MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN THIS INDUSTRY IS INTENSE

         We believe that our future success will depend in part on our ability to recruit and retain highly skilled management, sales and marketing and technical personnel. Competition in recruiting personnel in the software industry is intense. To accomplish this, we believe that we must provide personnel with a competitive compensation package, including stock options, which may require ongoing stockholder approval. Failure to provide a competitive compensation package may adversely affect our ability to attract and retain highly qualified personnel.

POTENTIAL SOFTWARE DEFECTS AND PRODUCT LIABILITY COULD RESULT IN DELAYS IN MARKET ACCEPTANCE, UNEXPECTED COSTS AND DIMINISHED OPERATING RESULTS

         Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Defects and errors could be found in current versions of our products, future upgrades to current products or newly developed and released products. Software defects could result in delays in market acceptance or unexpected reprogramming costs, which could materially adversely affect our operating results. Most of our license agreements with customers contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that these provisions limiting our liability may not be valid as a result of federal, state, local or foreign laws or ordinances or unfavorable judicial decisions. A successful product liability claim could have a material adverse effect on our business, operating results and financial condition.

TREY RELIES ON THIRD PARTY TECHNOLOGIES WHICH MAY NOT SUPPORT TREY PRODUCTS

         Our software products are designed to run on the Microsoft(R) Windows(R) operating system and with industry standard hardware. Although we believe that the operating systems and necessary hardware are and will be widely utilized by businesses in the corporate market, businesses may not actually adopt such technologies as anticipated or may in the future migrate to other computing technologies that we do not support. Moreover, if our products and technology are not compatible with new developments from industry leaders such as Microsoft, our business, results of operations and financial condition could be materially and adversely affected.

TREY FACES AGGRESSIVE COMPETITION IN MANY AREAS OF THE BUSINESS AND THE BUSINESS WILL BE HARMED IF TREY FAILS TO COMPETE EFFECTIVELY

         We encounter aggressive competition from numerous competitors in many areas of our business. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. We may not be able to compete effectively with these competitors. To remain competitive, we must develop new products and periodically enhance our existing products in a timely manner. We anticipate that we may have to adjust the prices of many of our products to stay competitive. In addition, new competitors may emerge, and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines. The market in which we compete is influenced by the strategic direction of major computer hardware manufacturers and operating system software providers. Our competitiveness depends on our ability to enhance existing products and to offer successful new products on a timely basis. We have limited resources and must restrict product development efforts to a relatively small number of projects.

QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH COULD CAUSE TREY'S STOCK PRICE TO DECLINE

         We expect that we will be subject to substantial fluctuations in quarterly net revenues and operating results. Fluctuations may be caused by a number of factors including, but not limited to, the following:

          o the timing and volume of customer orders, customer cancellations, and reductions in orders by our distributors;

          o    the timing and amount of our expenses;

          o the introduction of competitive products by existing or new competitors;

          o    reduced demand for any given product;

          o seasonality in the end-of-period buying patterns of foreign and domestic software markets; and

          o    the market's transition between operating systems.

         Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could diverge from the expectations of investors and analysts. If so, the market price of our stock would likely decline.

TREY'S MANAGEMENT TEAM IS NEW AND ITS WORKING RELATIONSHIPS ARE UNTESTED

         We have only recently assembled our management team. Some members of our management team have worked with each other in the past, although at this time we cannot assess the effectiveness of their working relationships after the Spin-Off. As a result, we may be unable to effectively develop and sell our software products and Trey, as a business, may fail.

TREY RELIES ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS WHICH MAY NOT REMAIN UNIQUE TO TREY

         We regard our software as proprietary and underlying technology as proprietary. We seek to protect our proprietary rights through a combination of confidentiality agreements and copyright, patent, trademark and trade secret laws.

         We do not have any patents or statutory copyrights on any of our proprietary technology that we believe to be material to our future success. Our future patents, if any, may be successfully challenged and may not provide us with any competitive advantages. We may not develop proprietary products or technologies that are patentable and other parties may have prior claims.

         In selling our products, we rely primarily on shrink-wrap licenses that are not signed by licensees. Therefore, such licenses may be unenforceable under the laws of some jurisdictions. In addition, existing copyright laws afford limited practical protection. Furthermore, the laws of some foreign countries do not offer the same level of protection of our proprietary rights as do the laws of the United States.

         Patent, trademark and trade secret protection is important to us because developing and marketing new technologies and products is time-consuming and expensive. We do not own any U.S. or foreign patents or registered intellectual property. We may not obtain issued patents or other protection from any future patent applications owned by or licensed to us.

         Our competitive position is also dependent upon unpatented trade secrets. Trade secrets are difficult to protect. Our competitors may independently develop proprietary information and techniques that are substantially equivalent to ours or otherwise gain access to our trade secrets, such as through unauthorized or inadvertent disclosure of our trade secrets.

         There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology substantially equivalent or superseding proprietary technology. Furthermore, there can be no assurance that any confidentiality agreements between us and our employees will provide meaningful protection of our proprietary information, in the event of any unauthorized use or disclosure thereof. As a consequence, any legal action that we may bring to protect proprietary information could be expensive and may distract management from day-to-day operations.

TREY MAY BECOME INVOLVED IN FUTURE LITIGATION, WHICH MAY RESULT IN SUBSTANTIAL EXPENSE AND MAY DIVERT OUR ATTENTION FROM THE IMPLEMENTATION OF OUR BUSINESS STRATEGY

         We believe that the success of our business depends, in part, on obtaining intellectual property protection for our products, defending our intellectual property once obtained and preserving our trade secrets. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense and diversion of our attention from our business, and may not adequately protect our intellectual property rights.

         In addition, we may be sued by third parties who claim that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether valid or not, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to the following:

          o cease licensing, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely effect our revenue;

          o obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

          o    redesign our products, which would be costly and time-consuming.

TREY MAY INCUR INCREASED EXPENSES IF THE ADMINISTRATIVE SERVICES AGREEMENT WITH iVOICE IS TERMINATED

         Trey has entered into an administrative services agreement with iVoice. This agreement provides that iVoice will provide Trey with services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, and other areas where Trey may need transitional assistance and support. The agreement extends for two years, but may be terminated earlier under certain circumstances, including a default. If the agreement is terminated, Trey may be required to obtain such services from a third party or increase its headcount to provide such services. This could be more expensive than the fees which Trey will be required to pay under the administrative services agreement.

GOVERNMENT REGULATION OF TELEMARKETING ACTIVITIES MAY DIMINISH TREY'S EARNING POTENTIAL

         On December 18, 2002, the U.S. Federal Trade Commission (FTC) announced a decision to create the national "do not call" registry. Once implemented, consumers will be able to sign up for the national "do not call" registry. Soon thereafter, the FTC will begin to enforce the registry, and telemarketers who call a number on the registry could be fined up to $11,000 for each call. When this law takes effect, Trey may no longer be able to market its Automatic Reminder products as a marketing application. Accordingly, both Trey's growth and earning potential could become severely limited.

FUTURE SALES BY OUR STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS

         On January 27, 2003, as subsequently amended retroactively to January 27, 2003, we entered into an Equity Line of Credit with Cornell Capital Partners, L.P. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of Class A Common Stock for a total purchase price of up to $10.0 million. Sales of our common stock in the public market by Cornell could lower the market price of our Class A common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

         Upon issuance of the maximum number of shares registered for resale under the Equity Line of Credit, there will be an additional 1,098,946,098 shares of Class A common stock outstanding (including the shares available for issuance upon conversion of the debentures). All of these shares of Class A common stock may be immediately resold in the public market and the sale to the investor under the terms of the Equity Line of Credit agreement.

EXISTING STOCKHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE EQUITY LINE OF CREDIT

         The sale of shares pursuant to the Equity Line of Credit will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, for a given advance, we will need to issue a greater number of shares of Class A common stock under the Equity Line of Credit as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution.

THE INVESTOR UNDER THE LINE OF CREDIT WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK

         The common stock to be issued under the Equity Line of Credit will be issued at a 9% discount to the lowest closing bid price for the 5 days immediately following the notice date of an advance. These discounted sales could cause the price of our common stock to decline.

         Further, because the investor under the Equity Line of Credit will acquire our common stock at a discount, it will have an incentive to sell immediately in order to realize a gain on the difference. This incentive to sell immediately into the public market to realize a gain on the difference accelerates if the market price of our common stock declines.

THE SELLING STOCKHOLDERS INTEND TO SELL THEIR SHARES OF COMMON STOCK IN THE PUBLIC MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE

         The selling stockholders intend to sell the shares of common stock being registered in this offering in the public market. That means that up to 1,117,321,098 shares of Class A common stock, the number of shares registered for resale, may be sold. Such sales may cause our stock price to decline.

THE SALE OF OUR STOCK UNDER OUR EQUITY LINE OF CREDIT COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FURTHER DECLINE OF OUR STOCK PRICE

         The significant downward pressure on the price of our Class A common stock caused by the sale of material amounts of Class A common stock under the Equity Line of Credit could encourage short sales by third parties. Such an event could place further downward pressure on the price of our common stock.

THERE HAS BEEN NO TRADING MARKET FOR OUR CLASS A COMMON STOCK, IT WILL LIKELY BE RELATIVELY THINLY TRADED AND WE CANNOT PREDICT THE EXTENT TO WHICH A TRADING MARKET WILL DEVELOP

         Our Class A common stock recently began trading on the Over-the-Counter Bulletin Board. We expect that if and when a trading market develops in our Class A common stock, it will be thinly traded compared to larger more widely known companies. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our Class A common stock will develop or be sustained after this offering.

WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS UNDER THE EQUITY LINE OF CREDIT WHEN NEEDED

         We are dependent on external financing to fund our operations. Our financing needs are expected to be provided from the Equity Line of Credit, in large part. No assurances can be given that such financing will be available in sufficient amounts or at all when needed.

THE ISSUANCE OF SHARES OF CLASS A COMMON STOCK UNDER THIS EQUITY LINE OF CREDIT COULD RESULT IN A CHANGE OF CONTROL

         We recently registered 1,117,321,098 shares of Class A common stock pursuant to the Equity Line of Credit Agreement with Cornell Capital Partners, LP. These shares represent greater than 99.9% of our outstanding Class A common stock, and we anticipate all such shares will be sold. If all or a significant block of these shares are held by one or more stockholders working together, then such stockholder or stockholders would have enough shares to assume control of Trey by electing its or their own directors.

         The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by call the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).


ITEM 2.  DESCRIPTION OF PROPERTY.

         Trey does not own any real property for use in its operations or otherwise. Trey currently co-occupies the same space as iVoice and has entered into an agreement with iVoice to use the office space located at 750 Highway 34, Matawan, New Jersey. The agreement is renewed on a month-to-month basis.


ITEM 3.  LEGAL PROCEEDINGS.

         Trey is not party to any material legal proceedings, nor to the knowledge of Trey, is any such proceeding threatened against it.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our Class A common stock, par value $.00001, began trading on March 5, 2004 and is quoted on the OTC Bulletin Board under the symbol "TYRIA." The following table shows the high and low closing prices for the periods indicated.

                                  High                   Low
                                  ----                   ---
         2004
         First Quarter           $0.90                  $0.12

HOLDERS OF COMMON EQUITY.

         In connection with the spin-off from its former parent company, the Company issued 3,000,000 Class A common shares on February 13, 2004. This amount represents one share of Trey Resources, Inc. Class A common stock for every 1,793 shares of iVoice Class A common stock held as of the record date of February 9, 2004. As of April 13, 2004 there were 661 shareholders of record.

DIVIDEND INFORMATION.

         To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as we "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.

            You should read the following discussion in conjunction with our audited financial statements and related notes included elsewhere in this filing. Our fiscal year currently ends on December 31, and each of our fiscal quarters ends on the final day of a calendar quarter (each March 31, June 30 and September 30). The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements.

SEPARATION FROM IVOICE

         Trey was incorporated under the laws of the State of Delaware on October 3, 2002, as a wholly owned subsidiary of iVoice. Trey had no material assets or activities until the contribution of the Automatic Reminder software business described in the registration statement relating to the shares to be distributed to iVoice shareholders (the "Spin-Off"). Since the Spin-Off, which occurred on February 11, 2004, Trey has been an independent public company, with iVoice having no continuing ownership interest in Trey.

         Trey's financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows of the business to be transferred to Trey from iVoice. The financial information included in this filing, however, is not necessarily indicative of what Trey's results of operations or financial position would have been had it operated as an independent company during the periods presented, nor is it necessarily indicative of its future performance as an independent company.

         Trey will operate the Automatic Reminder software business. This business has historically operated as a non-reportable segment of iVoice due to its low sales volume and business activity relative to its other business activities. Even if Trey was to operate the Automatic Reminder business on a stand alone basis, Management is uncertain that sufficient cash to sustain its operations will be generated in the next twelve months, or beyond, by the sales activity of the Automatic Reminder. Trey intends to use a portion of the proceeds from any financing arrangements, on sales and marketing efforts for the Automatic Reminder. It is unclear whether such efforts will result in a reasonably successful operating business due to iVoice's previous lack of sales and marketing efforts on the Automatic Reminder, the Company's lack of operating history, the current economic environment and, more specifically, the uncertainty of the telecommunications market.

         Upon its distribution pursuant to the Spin-Off, Trey will be allocated the iVoice corporate assets, liabilities and expenses related to the Automatic Reminder software business based on an estimate of the proportion of such amounts allocable to Trey, utilizing such factors as total revenues, employee headcount and other relevant factors. Trey believes that these allocations have been made on a reasonable basis. Trey believes that all costs allocated to Trey are a reasonable representation of the costs that Trey would have incurred if Trey had performed these functions as a stand-alone company.

         In conjunction with the separation of the Automatic Reminder software business from iVoice, Trey has entered into an administrative services agreement with iVoice.

DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

         All revenues reported by Trey are derived from the license of our automatic reminder and call initiating software products to address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. Total revenues for the years ended December 31, 2003 and 2002 were $1,350 and $1,050 respectively. The Automatic Reminder business has only operated as a division of iVoice and has never operated on a stand-alone basis. The low sales volume of the Automatic Reminder business is attributable to the minimal resources made available by iVoice for the sales and marketing of the automatic reminder and call initiating software products. Management feels that the sales of the automatic reminder and call initiating software products may increase as greater financial and operational resources are made available for the sales and marketing of the products.

         Gross margin for the years ended December 31, 2003 and 2002 was ($17,085) and ($16,950), respectively. The negative gross margin is a result of amortization of the original purchase price of the Automatic Reminder software reflected in the cost of sales.

         Total operating expenses increased, from $4,058 for the year ended December 31, 2002 to $359,840 for the year ended December 31, 2003, an increase of $355,782. This increase in the current year is attributable to $180,000 in accrued compensation due to Mr. Mahoney pursuant to his employment contract dated January 1, 2003; $67,828 in legal and professional fees incurred in connection with the registration of shares and spin-off of Trey from iVoice; and $99,250 in Delaware franchise tax.

         As of December 31, 2003, Trey had 2 part-time employees. Trey is pursuing additions to its sales and management staff, which will increase operating expenditures for payroll and related benefit costs in future quarters.

         The loss from operations for the year ended December 31, 2003 was $376,925 compared to $21,008 for the year ended December 31, 2002, an increase of $355,917. As discussed above, the material changes in operations result from accrued salary to Trey's Chairman and legal and professional fees incurred with the registration of shares of Trey from iVoice and Delaware Franchise tax.

         Other expenses for the year ended December 31, 2003 were $20,680 as compared to $421 for the year ended December 31, 2002, an increase of $20,259. During the current year, Trey recorded interest expense on $140,000 of its 5% convertible debentures and $14,000 in fees related to the issuance the 5% convertible debentures. In future periods, Trey will incur significant additional expenses related to its financing. Such expenses will include interest expense and charges for the beneficial conversion feature of its convertible debentures. Additionally, the Company will also incur charges for the market discount provided in the Equity Line of Credit with Cornell Capital Partners, L.P.

         Net Loss increased $376,176 to $397,605 for the year ended December 31, 2003 compared to $21,429 for the year ended December 31, 2002 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         To date, Trey has incurred substantial losses, and will require financing for working capital to meet its operating obligations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

         In January, 2003, the Company entered into a subscription agreement with certain accredited investors to issue $250,000 in convertible debentures, with interest payable at 5% per annum. On March 31, 2003, Trey issued $40,000 in convertible debentures to 4 individual investors under the subscription agreement. On September 19, 2003, Trey issued $100,000 in convertible debentures to Cornell Capital Partners pursuant to the subscription agreement. The debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the registration of shares or (b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debentures have a term of two years with all accrued interest due at the expiration of the term. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to April, 2004.

         In January 2003, as subsequently amended retroactively to January 27, 2003, Trey entered into an Equity Line of Credit Agreement. Under this agreement, Trey may issue and sell to Cornell Capital Partners Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares will be equal to 91% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five trading days following the notice date. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding. In addition, Cornell Capital Partners will receive, as additional compensation, the number of shares of Class A Common Stock equal to one and one half percent (1.5%) of the number of shares of Class A Common Stock outstanding on the date that the registration statement becomes effective. To date, Trey has not drawn down on the Equity Line of Credit.

         Pursuant to the Spin-Off from iVoice, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $13,500. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

         Trey assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney in exchange for the assets it will receive pursuant to the Spin-Off of the Automatic Reminder business. This amount is related to funds loaned to iVoice and unrelated to the operations of Trey. Trey, for value received, promised to pay Mr. Mahoney the principal sum of $250,000 at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due annually. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Trey, par value $0.00001, for each dollar owed, (ii) the number of shares of Class A Common Stock of Trey calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. Trey will record this liability on its financial statements effective with the date of the Spin-Off.

         Mr. Mahoney agreed to forego receiving any shares he would have been entitled to receive in the Spin-Off by virtue of his ownership of either iVoice Class A or Class B Common Stock.

         Kevin Whalen is owed $74,000 in amounts due for unpaid salary from iVoice. This amount is related to services provided to iVoice and unrelated to the operations of Trey. However, because Mr. Whalen assisted in the preparation of the financial statements and footnotes related to the spin-off, Trey assumed this obligation to Kevin Whalen. This amount shall be convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date.

         Trey has entered into employment contracts with its Non-Executive Chairman of the Board of Directors and its President. As consideration, Trey agreed to pay Mr. Mahoney the sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Mahoney provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Trey in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by Trey) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Mahoney shall also be paid the sum of $350,000 upon the completion of the Spin-Off.

         On September 15, 2003, Trey entered into an employment agreement with Mr. Meller. Mr. Meller will serve as Trey's President and Chief Financial Officer for a term of five years. As consideration, Trey agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Meller provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Trey in each of the five prior calendar years (or shorter period during which Mr. Meller shall have been employed by Trey) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Meller shall also be paid the sum of $350,000 upon the completion of the Spin-Off.

         Mr. Mahoney and Mr. Meller have agreed to forego the receipt of the $350,000 payments owed to each of them upon successful completion of the Spin-Off until Management believes it has sufficient financing in place to fund these obligations


ITEM 7.  FINANCIAL STATEMENTS.

         The Financial Statements and notes thereto, together with the report of Bagell Josephs & Company, LLC. (the Company's independent accountants) dated March 16, 2004, appear after the signature page to this Form 10-KSB.


ITEM 8A. CONTROLS AND PROCEDURES.
         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.ss.240.13a-14(c) and 240.15d-14(c)) as of December 31, 2003 (the Evaluation Date). Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS.

         There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Trey has a board of directors that consists of two directors. Listed below is certain information concerning individuals who serve as directors and Executive Officers of Trey. Mr. Mahoney is also currently a director of iVoice.

Name           Age    Position with Trey Resources, Inc.       Director Since    Term Expires
----           ---    ----------------------------------       --------------    ------------
Jerry Mahoney   43    Chairman of the Board                    2002                    2007

Mark Meller     44    President and Chief Financial Office     2003                    2008

         There are no agreements or understandings for the officers or director to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person.

BUSINESS EXPERIENCE

         JEROME R. MAHONEY. Mr. Mahoney is Trey's Non-Executive Chairman of the Board. He has been a director of iVoice since May 21, 1999. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, with which we merged on May 21, 1999. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

         MARK MELLER. Mr. Meller has been Trey's President and Chief Financial Officer and a director since April, 2003. Since 1988, Mr. Meller has been Chief Executive Officer of Bristol Townsend & Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. Mr. Meller is also a registered principal of Bristol Investment Group, Inc., a New York based NASD member broker dealer. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc, a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs (LBO's). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

AUDIT COMMITTEE

         We do not have any independent members of our Board of Directors, an Audit Committee, nor an Audit Committee Financial Expert. As we just completed the Spin-Off in February 2004, we have not had the opportunity to search for an independent member of our Board of Directors nor a financial expert who could sit on the Audit Committee.

CODE OF ETHICS.

         The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. The text of the Company's Code of Ethics is included as Exhibit 14.1 hereto. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-KSB.


ITEM 10. EXECUTIVE COMPENSATION.

         No officers or directors of Trey received any compensation for services to Trey during any of the last three fiscal years.

                                       ANNUAL COMPENSATION                    LONG-TERM COMPENSATION
                                    ---------------------------------    --------------------------------
                                                                                 AWARDS           PAYOUTS
                                                                          -------------------     -------
                                                            OTHER        RESTRICTED
                                                            ANNUAL         STOCK      OPTIONS/     LTIP      ALL OTHER
                                    SALARY    BONUS      COMPENSATION     AWARD(S)      SAR'S     PAYOUTS   COMPENSATION
NAME AND                            ------    -----      ------------     --------      -----     -------   ------------
PRINCIPAL POSITION        YEAR       ($)       ($)           ($)            ($)          (#)        ($)         ($)
------------------        ----       ---       ---           ---            ---          ---        ---         ---
Jerome R. Mahoney          2003     $180,000    $0            $0             $0           0           0          $0
Chairman of the Board
and Chief                  2002       N/A      N/A           N/A            N/A         N/A         N/A         N/A
Executive Officer          2001       N/A      N/A           N/A            N/A         N/A         N/A         N/A

Mark Meller                2003        $0      $0            $0             $0           0           0          $0
President, Chief           2002       N/A      N/A           N/A            N/A         N/A         N/A         N/A
Financial Officer          2001       N/A      N/A           N/A            N/A         N/A         N/A         N/A

-------------------------------


 AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES


                                                   Number of Securities         Value of Unexercised
               Shares Acquired                    Underlying Unexercised            In-the-Money
               ----------------                   -----------------------           ------------
                     on             Value         Options/SARs at FY-End       Options/SARs at FY-End
                     ---            ------        -----------------------      ----------------------
                  Exercise         Realized                 (#)                         ($)
                  ---------        ---------                ---                         ---
Name                 (#)             ($)         Exercisable/Unexercisable     Exercisable/Unexercisable
----                 ---             ---         -------------------------     -------------------------
None                  0               0                      0                          0 / 0


EMPLOYMENT CONTRACTS

On January 1, 2003, Trey entered into a five-year employment agreement with Mr. Mahoney. Mr. Mahoney will serve as Trey's Non-Executive Chairman of the Board for a term of five years. As consideration, Trey agreed to pay Mr. Mahoney the sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Mahoney provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Trey in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by Trey) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Mahoney shall also be paid the sum of $350,000 upon the completion of the Spin-Off.

On September 15, 2003, Trey entered into an employment agreement with Mr. Meller. Mr. Meller will serve as Trey's President and Chief Financial Officer for a term of five years. As consideration, Trey agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Meller provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Trey in each of the five prior calendar years (or shorter period during which Mr. Meller shall have been employed by Trey) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Meller shall also be paid the sum of $350,000 upon the completion of the Spin-Off.


STOCK OPTION PLAN

None.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth, as of January 26, 2004, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) the director, (iii) each executive officer and (iv) all directors and executive officers as a group.

------------------------ -------------------------- ------------------ -------------- ----------------- --------------
                                                      Common Stock                      Common Stock
                                                      Beneficially                      Beneficially
                                                      Owned Before      Percentage      Owned After       Percentage
         Name                 Title of Class            Offering         Ownership        Offering         Ownership
------------------------ -------------------------- ------------------ -------------- ----------------- --------------
Jerome R. Mahoney        Class A Common Stock                  0(1)           0%(1)              0(1)          0%(1)
------------------------ -------------------------- ------------------ -------------- ----------------- --------------
                         Class B Common Stock            250,000(2)         100%(2)        250,000(2)        100%(2)
------------------------ -------------------------- ------------------ -------------- ----------------- --------------
                         Class C Common Stock                  0              0%                 0             0%
------------------------ -------------------------- ------------------ -------------- ----------------- --------------

------------------------ -------------------------- ------------------ -------------- ----------------- --------------
Mark Meller              Class A Common Stock                  0              0%                 0             0%
------------------------ -------------------------- ------------------ -------------- ----------------- --------------
                         Class B Common Stock                  0              0%                 0             0%
------------------------ -------------------------- ------------------ -------------- ----------------- --------------
                         Class C Common Stock                  0              0%                 0             0%
------------------------ -------------------------- ------------------ -------------- ----------------- --------------

------------------------ -------------------------- ------------------ -------------- ----------------- --------------
iVoice, Inc.             Class A Common Stock                100            100%                 0             0%
------------------------ -------------------------- ------------------ -------------- ----------------- --------------
                         Class B Common Stock                  0              0%                 0             0%
------------------------ -------------------------- ------------------ -------------- ----------------- --------------
                         Class C Common Stock                  0              0%                 0             0%
------------------------ -------------------------- ------------------ -------------- ----------------- --------------

------------------------ -------------------------- ------------------ -------------- ----------------- --------------
All directors and        Class A Common Stock                  0(1)           0%(1)              0(1)          0%(1)
executive officers as
a group (2 persons)
------------------------ -------------------------- ------------------ -------------- ----------------- --------------
                         Class B Common Stock            250,000(2)         100%(2)        250,000(2)          0%(2)
------------------------ -------------------------- ------------------ -------------- ----------------- --------------
                         Class C Common Stock                  0              0%                 0             0%
------------------------ -------------------------- ------------------ -------------- ----------------- --------------

         (1) Does not give effect to the right of Mr. Mahoney pursuant to the Promissory Note executed by Mr. Mahoney and Trey in the amount of $250,000 to convert $250,000 of indebtedness into 250,000 shares of Class B Common Stock which is convertible into an indeterminate number of shares of Class A Common Stock.

         (2), Mr. Mahoney may at his option convert the $250,000 Promissory Note held by him into Class B Common Stock of Trey at a rate of one dollar per share. The Class B Common Stock is convertible at any time into Class A Common Stock at a rate equal to 50% of the lowest price that Trey issues shares of Class A Common Stock subsequent to the date of the note. Thus by virtue of Mr. Mahoney's right to convert $250,000 of indebtedness into 250,000 shares of Class B Common Stock, Mr. Mahoney is deemed to beneficially own such shares for the purpose of computing the percentage of ownership by him, but such shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


         The following table sets forth information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

         All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders.

                                Number of securities to be   Weighted average exercise
                                 issued upon exercise of       price of outstanding        Number of securities
                                  outstanding options,        options, warrants and       remaining available for
        Plan category              warrants and rights                rights                  future issuance
                                           (a)                         (b)                          (c)
------------------------------   -------------------------   --------------------------   -----------------------
Equity compensation plans
approved by security holders                0                         $0.00                          0

Equity compensation plans not
approved by security holders                0                         $0.00                          0

Total                                       0                         $0.00                          0


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In March 2003, Trey issued an aggregate of $40,000 in convertible debentures to 4 individual investors. These debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the distribution or (b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years with all accrued interest due and payable at the end of the term. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004.

         In September 2003, Trey issued $100,000 in convertible debentures to Cornell Capital Partners, LP. These debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the distribution or (b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years with all accrued interest due and payable and the end of the term. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004.

         Effective January 2003,as subsequently amended retroactively to January 27, 2003,Trey entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, Trey may issue and sell to Cornell Capital Partners Class A Common Stock for a total purchase price of up to $10.0 million. Subject to certain conditions, Trey will be entitled to commence drawing down on the Equity Line of Credit when the Class A Common Stock under the Equity Line of Credit is registered with the Securities and Exchange Commission and will continue for two years thereafter. The purchase price for the shares will be equal to 91% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five trading days following the notice date. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding. To date, Trey has not drawn down on the Equity Line of Credit. Other than the Equity Line of Credit, no other financing agreement is currently available to Trey. The Equity Line of Credit Agreement does not involve affiliated persons, natural, or corporate.

         On February 11, 2004, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $13,500. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

         In connection with the assignment of assets and liabilities by Trey from iVoice, Trey assumed from iVoice, immediately prior to the effectiveness of the Registration Statement relating to the Spin-Off, $250,000 of outstanding indebtedness from iVoice to Jerry Mahoney. The debt is subject to a promissory note having substantially the same terms as the note from iVoice to Mr. Mahoney. Trey issued a promissory note in the amount of $250,000 payable to Mr. Mahoney at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due and payable annually. Mr. Mahoney may, at his sole discretion, convert the $250,000 note into Class B Common Stock of Trey at the rate of one dollar per share. The Class B Common Stock is convertible at any time into Class A Common Stock at a rate equal to 50% of the lowest price that Trey issues shares of Class A Common Stock subsequent to the date of the note.

         Mr. Mahoney agreed to forego receipt of Trey's Class A Common Stock that he otherwise would have been eligible to receive from the Spin-Off by virtue of his ownership of iVoice's Class B Common Stock.

         In January and September 2003, Trey entered into two separate employment agreements with Mr. Mahoney its Chairman of the Board and Mr. Meller its President. The agreements call for annual compensation of $180,000 per annum, and the usual and customary perquisites and benefits valued at approximately $25,000. The agreements also provide for a bonus of $350,000 per employment agreement to be paid upon successful completion of the Spin-Off. Trey believes that the compensation provided to each of Mr. Mahoney and Mr. Meller are commensurate with compensation levels paid by other companies to management having equivalent experiences and capabilities.

         In February 2003, Trey entered into an administrative services agreement with iVoice. Pursuant to that agreement, iVoice will provide Trey with physical premises, clerical and support staff, and administrative services, as defined, for a period of approximately two years. For these services Trey will pay iVoice $95,000 during the initial year of the term, $95,000 during the second year of the term, and $95,000 during the third year of the term, if extended. The annual fee we will pay iVoice for these services is smaller than what we would incur if Trey had to outsource these services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS

No.      Description
---      -----------

3.1 Second Amended Certificate of incorporation of Trey Resources, Inc., filed September 5, 2003 (incorporated herein by reference to Exhibit
         3.1 of the registration statement on Form SB-2, filed with the SEC on November 25, 2003).

3.2      Bylaws of Trey Industries, Inc (incorporated herein by reference to
         Exhibit 3.2 of the registration statement on Form SB-2, filed with the SEC on November 25, 2003).

4.1 iVoice Acquisition 1, Inc. 5% Convertible Debenture due September 19, 2005 issued to Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 4.1 of the registration statement on Form SB-2, filed with the SEC on November 25, 2003).

4.2 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Elma S. Foin (incorporated herein by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

4.3 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Darryl A. Moy (incorporated herein by reference to Exhibit
         4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

4.4 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Henry Tyler (incorporated herein by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

4.5 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Steven R. LeMott (incorporated herein by reference to Exhibit
         4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

10.1 Equity Line of Credit Agreement dated January 27, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 filed on December 22, 2003).

10.2 Securities Purchase Agreement dated January 27, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.3 Escrow Agreement dated as of June 2002 among iVoice Acquisition 1, Inc., Cornell Capital Partners, L.P., Butler Gonzalez LLP (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.4 Registration Rights Agreement dated January 27, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.5 Escrow Agreement, dated January 27, 2003, between iVoice Acquisition 1, Inc., The May Davis Group Inc. and Butler Gonzalez LLP (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.6 Investor Registration Rights Agreement dated June 2002 between iVoice Acquisition 1, Inc. and the buyers identified therein (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.7 Guaranty by iVoice, Inc. in favor of holders of Convertible Debt of Trey Resources, Inc. (incorporated herein by reference to Exhibit 10.33 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.8 Employment Agreement, dated January 1, 2003, between iVoice Acquisition 1, Inc. and Jerome Mahoney. (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.9 Employment Agreement, dated September 15, 2003, between Trey Resources, Inc. and Mark Meller. (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.10 Administrative Services Agreement, dated February 22, 2003, between iVoice Inc. and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement on Form SB-2 filed on November 25, 2003).

14.1*    Code of Ethics filed herein.*

31.1* Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------

         *  Filed herewith


(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2003 and December 31, 2002 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

         SERVICES                         2003                2002
         --------                        ------              ------
         Audit Fees                      $1,875              $9,000

         Audit - Related Fees                --                  --

         Tax fees                            --                 350

         All Other Fees                      --                  --

         Total                           $1,875              $9,350





         Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Trey Resources, Inc.


By:      /s/ Mark Meller                                 Dated:   April 14, 2004
         ---------------------
         Mark Meller
         President, Chief Executive Officer,
         Chief Financial Officer and Director


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:      /s/ Mark Meller                                 Dated:   April 14, 2004
         ---------------------
         Mark Meller
         President, Chief Executive Officer,
         Chief Financial Officer and Director


By:      /s/ Jerome R. Mahoney                           Dated:   April 14, 2004
         ---------------------
         Jerome R. Mahoney
         Chairman of the Board of Directors

                              TREY RESOURCES, INC.
                          INDEX TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




                                TABLE OF CONTENTS
                                -----------------





                                                                         PAGE(S)


Independent Auditors' Report - 2003                                           1

Independent Auditors' Report - 2002                                           2

Balance Sheets at December 31, 2003 and 2002                                  3

Statements of Operations for the Years Ended December 31, 2003 and 2002       4

Statements of Changes in Stockholders' Equity (Deficit) for the Years
   Ended December 31, 2003 and 2002                                           5

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002       6

Notes to Financial Statements                                               7-20

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants
                               High Ridge Commons
                           200 Haddonfield Berlin Road
                                 Suites 400-403
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Trey Resources, Inc.
Matawan, NJ

We have audited the accompanying balance sheet of Trey Resources, Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

These financial statements have been derived from the consolidated financial statements and accounting records of iVoice, Inc. and reflect significant assumptions and allocations. Moreover, as indicated in Note 1, the Company relies on iVoice, Inc. for administrative, management, research and other services. Accordingly, these financial statements do not necessarily reflect the financial position, results of operations, and cash flows of the Company had it been a stand-alone company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company had net losses and negative cash flows from operations for the year ended December 31, 2003 and was a consolidated subsidiary of iVoice, Inc. with no revenues. The Company in 2003 concentrated on spinning out of iVoice, Inc. into its own public entity. No revenue and the accumulated deficits building up raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trey Resources, Inc. as of December 31, 2003, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

March 16, 2004

              MEMBER OF:  AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                          NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholder's of Trey Resources, Inc.
Matawan, NJ


We have audited the accompanying balance sheet of the patient reminder software business of iVoice, Inc. (Trey Resources, Inc., a wholly owned subsidiary of iVoice, Inc.) as of December 31, 2002 and the related statements of operations, changes in stockholder's deficiency and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the patient reminder software business of iVoice, Inc. (Trey Resources, Inc., a wholly owned subsidiary of iVoice, Inc.) as of December 31, 2002, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been derived from the consolidated financial statements and accounting records of iVoice, Inc. and reflect significant assumptions and allocations. Moreover, as indicated in Note 1, the Company relies on iVoice, Inc. for administrative, management, research and other services. Accordingly, these financial statements do not necessarily reflect the financial position, results of operations, and cash flows of the Company had it been a stand-alone company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company had net losses and negative cash flows from operations for the year ended December 31, 2002, and as of this date had negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MENDLOWITZ WEITSEN, LLP
East Brunswick, New Jersey

May 8, 2003

                              TREY RESOURCES, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


                                     ASSETS
                                                                              2003              2002
                                                                          ------------      ------------
ASSETS
  Cash                                                                    $      4,548      $         --
  Prepaid expenses                                                              55,000                --
  Due from related party                                                        54,586                --
                                                                          ------------      ------------

        Total current assets                                                   114,134                --
                                                                          ------------      ------------

OTHER ASSETS
  Intangible assets                                                              9,000            27,000
                                                                          ------------      ------------
        Total other assets                                                       9,000            27,000
                                                                          ------------      ------------
  TOTAL ASSETS                                                            $    123,134      $     27,000
                                                                          ============      ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                   $    313,467      $         --
  Due to related party                                                              --               314
  5% Convertible debentures                                                    140,000                --
                                                                          ------------      ------------
        Total current liabilities                                              453,467               314
                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred Stock; par value $1.00; 1,000,000 shares authorized
       no shares issued and outstanding at December 31, 2003 and 2002               --                --
  Common stock, par value $.01, 2,000 shares authorized, 100 shares
       issued and outstanding at December 31, 2002                                  --                 1
  Common stock:
     Class A, par value $.00001, 10,000,000,000 shares authorized;
       100 shares issued and outstanding at December 31, 2003                        1                --
     Class B, par value $.00001, 50,000,000 shares authorized,
       no shares issued and outstanding at December 31, 2003                        --                --
     Class C, par value $.00001, 20,000,000 shares authorized,
       no shares issued and outstanding at December 31, 2003                        --                --
  Additional paid in capital                                                    35,099                99
  Net investment - iVoice, Inc.                                                135,187           129,601
  Accumlulated deficit                                                        (500,620)         (103,015)
                                                                          ------------      ------------
        Total stockholders' equity (deficit)                                  (330,333)           26,686
                                                                          ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $    123,134      $     27,000
                                                                          ============      ============

                     The accompanying notes are an integral
                      part of these financial statements.

                              TREY RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                     2003              2002
                                                 ------------      ------------
SALES, net                                       $      1,350      $      1,050

COST OF SALES                                          18,435            18,000
                                                 ------------      ------------

GROSS (LOSS)                                          (17,085)          (16,950)
                                                 ------------      ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Compensation expenses                            180,000                --
     Selling expenses                                     305               211
     General and administrative                       178,508             3,262
     Research and development                             572               372
     Depreciation and amortization                        455               213
                                                 ------------      ------------
                TOTAL SELLING, GENERAL AND
                   ADMINISTRATIVE EXPENSES            359,840             4,058

LOSS FROM OPERATIONS                                 (376,925)          (21,008)

OTHER INCOME (EXPENSE)
     Start - up costs                                 (14,000)               --
     Other income                                          --               294
     Interest expense                                  (6,680)             (715)
                                                 ------------      ------------
                TOTAL OTHER INCOME (EXPENSE)          (20,680)             (421)
                                                 ------------      ------------

LOSS BEFORE INCOME TAXES                             (397,605)          (21,429)

PROVISION FOR INCOME TAXES                                 --                --
                                                 ------------      ------------

NET LOSS                                         $   (397,605)     $    (21,429)
                                                 ============      ============

PRO FORMA NET LOSS PER COMMON SHARE:
Basic                                            $      (0.13)     $      (0.01)
                                                 ============      ============

Diluted                                          $      (0.13)     $      (0.01)
                                                 ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
     - POST SPIN-OFF                                3,000,000         3,000,000
                                                 ============      ============



                     The accompanying notes are an integral
                       part of these financial statements.

                              TREY RESOURCES, INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002





                                            COMMON STOCK           ADDITIONAL       NET                         TOTAL
                                       -----------------------      PAID-IN      INVESTMENT   ACCUMULATED   STOCKHOLDERS'
                                         SHARES        AMOUNT       CAPITAL     IVOICE, INC.    DEFICIT    EQUITY (DEFICIT)
                                       ---------     ---------     ---------     ---------     ---------      ---------
BALANCE - JANUARY 1, 2002                     --     $      --     $      --     $ 126,799     $ (81,586)     $  45,213

Issuance of common stock for cash            100             1            99            --            --            100

Net transactions with iVoice, Inc.            --            --            --         2,802            --          2,802

Net loss for the year ended
   December 31, 2002                          --            --            --            --       (21,429)       (21,429)
                                       ---------     ---------     ---------     ---------     ---------      ---------

BALANCE - DECEMBER 31, 2002                  100             1            99       129,601      (103,015)        26,686

Sale of convertible debentures                --            --        35,000            --                       35,000

Net transactions with iVoice, Inc.            --            --            --         5,586            --          5,586

Net loss for the year ended
   December 31, 2003                          --            --            --            --      (397,605)      (397,605)
                                       ---------     ---------     ---------     ---------     ---------      ---------

BALANCE - DECEMBER 31, 2003                  100     $       1     $  35,099     $ 135,187     $(500,620)     $(330,333)
                                       =========     =========     =========     =========     =========      =========

                     The accompanying notes are an integral
                       part of these financial statements.

                              TREY RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




                                                                  2003              2002
                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $   (397,605)     $    (21,429)
  Adjustments to reconcile net loss to net
    cash (used in) operating activities
  Depreciation and amortization                                     18,455            18,213
  Changes in operating assets and liabilities
       Increase in accounts payable and accrued expenses           313,467                --
                                                              ------------      ------------
       Adjustments                                                 331,922            18,213
                                                              ------------      ------------
                NET CASH (USED IN) OPERATING ACTIVITIES            (65,683)           (3,216)
                                                              ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of stock for cash                                            --               100
  Cash transfer to iVoice                                           (1,350)           (1,050)
  Cash transfer from iVoice                                             --                --
  Allocation of costs by iVoice                                      6,481             3,852
  Due to/from related party                                        (74,900)              314
  Sale of convertible debentures                                   140,000                --
                                                              ------------      ------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES           70,231             3,216
                                                              ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            4,548                --

CASH - BEGINNING OF YEAR                                                --                --
                                                              ------------      ------------
CASH - END OF YEAR                                            $      4,548      $         --
                                                              ============      ============


SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

Prepaid expenses for financing fees and consulting
costs paid by related party                                   $     55,000      $         --
                                                              ============      ============

                     The accompanying notes are an integral
                       part of these financial statements.

                              TREY RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1-     BACKGROUND

            On April 1, 2003, the Board of Directors of iVoice, Inc. ("iVoice") resolved to pursue the separation of its Automatic Reminder ("Reminder") software business from its speech recognition and computerized telephony business into two publicly owned companies. iVoice will continues to focus on its own computerized telephony technology, which include its Automatic Speech Recognition (ASR) engine, Voicemail, Unified Messaging, and Interactive Voice Response
            (IVR) software source codes and related business development operations. Trey Resources, Inc. (the "Company") will continue to develop, market and license the Reminder line of computerized telephony software.

            The spin - off transaction will be accomplished by the distribution of certain intellectual property, representing the software codes of the Automatic Reminder, and certain accrued liabilities and related party debt into a wholly - owned subsidiary of iVoice, Trey Resources, Inc. ("Trey"), formerly known as iVoice Acquisition I, Inc.) and subsequently distributed on a pro - rata basis to iVoice shareholders in the form of a taxable dividend.

            In conjunction with the spin - off, iVoice and Trey have entered into an Administrative Services Agreement that provides each other with certain administrative and operational services over a certain period of time to assist Trey with its transition to a separate company.

            Trey also intends to assume $324,000 in accrued liabilities and related party debt presently outstanding and incurred by iVoice. The debt being assumed will be convertible into common stock of Trey at the option of the holder as later described in these notes.

NOTE 2-     BUSINESS OPERATIONS

            The Company will continue to develop, market and license the Reminder line of computerized telephony software developed by iVoice. The Company's Automatic Reminder software is designed to address an organization's ability to make more efficient use of its appointment schedule reducing cancellations and no - shows and saving valuable staff hours of tedious phone calling.

                              TREY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 2-     BUSINESS OPERATIONS (CONTINUED)

            The Reminder is a Microsoft Windows based software application that automatically initiates a telephone call to a client or patient to verify a set appointment or reservation time. The information necessary to place the call is retrieved from a database of information that includes the client or patient's name, phone number and previously set appointment time. Using a graphical user interface, Reminder can be easily configured to call a user's clients or patients one time or multiple times, on different phones, in different languages, and at different times. Reminder also provides statistics on calls places such as calls attempted, calls completed, intercepted, retried, and busy/no answer calls with its innovative call reporting feature. Through a series of steps that includes pre - recorded prompts, the Reminder asks call recipients to confirm his or her appointment or to cancel and request rescheduling of their appointment by pressing a key on their telephone keypad.

            The potential market for the Reminder includes any business or professional organization that sets appointments or reservations and desires verification of those appointments or reservations. Appointment verification provides the business or professional organization ample time to make necessary scheduling changes due to "no - shows" or re - scheduling. The ability of an organization to make more efficient use of its appointment schedule can provide that organization with an increased number of kept appointments and in turn produce increased profitability for a business or professional organization.

NOTE 3-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            BASIS OF PRESENTATION

            The accompanying financial statements have been derived from the consolidated financial statements and accounting records of iVoice using the historical results of operations and historical basis of assets and liabilities of the Company's Automatic Reminder business. Management believes the assumptions underlying the financial statements are reasonable. However, the financial statements included herein may not necessarily reflect the Company's results of operations, financial position, and cash flows in the future or what its results of operations, financial position, and cash flows would have been had the Company been a stand-alone company during the periods presented.

                              TREY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 3-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

            USE OF ESTIMATES

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

            SOFTWARE LICENSE COSTS

            Software license costs are recorded at cost, which approximates fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre - developed codes and systems developed by a non - related third party. These costs are capitalized pursuant to Statement of Financial Accounting Standards ("SFAS") 86, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED". The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated un - discounted cash flow benefit related to the asset falls below the unamortized cost. Historically the Automatic Reminder software technology has produced limited sales revenue. However, management believes that the limited sales generated result from a lack of application of Company sales and marketing resources to the software. It is Management's plan to devote such resources to its software technology to recognize the technology's potential value and therefore, no impairment loss has been recorded.

                              TREY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 3-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            REVENUE RECOGNITION

            The Company derives its revenues from the licensing of its software product and optional customer support (maintenance) services. The Company's standard license agreement provides for a one - time fee for use of the Company's product in perpetuity for each computer or CPU in which the software will reside. The Company's software application is fully functional upon delivery and implementation and does not require any significant modification or alteration. The Company also offers customers an optional annual software maintenance and support agreement for the subsequent one - year periods. Such maintenance and support services are free for the first year the product is licensed and is considered the warranty period. The software maintenance and support agreement provides free software updates, if any, and technical support the customer may need in deploying or changing the configuration of the software. Generally, the Company does not license its software in multiple element arrangements whereby the customer purchases a combination of software and maintenance. In a typical arrangement, software maintenance services are sold separately from the software product; are not considered essential to the functionality of the software and are purchased at the customer's option upon the completion of the first year licensed.

            The Company does not offer any special payment terms or significant discount pricing. Normal and customary payment terms require payment for the software license fees when the product is shipped. Payment for software maintenance is due prior to the commencement of the maintenance period. It is also the Company's policy to not provide customers the right to refund any portion of its license fees. The Company accepts Visa and MasterCard as well as company checks.

            With respect to the sale of software license fees, the Company recognizes revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disk (CD) or other means to the customer has occurred (3) the perpetual license fee is fixed or determinable and (4) collectibility, which is assessed on a customer
            - by - customer basis is probable.

                              TREY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 3-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            REVENUE RECOGNITION (CONTINUED)

            With respect to customer support services, upon the completion of one year from the date of sale, considered to be the warranty period, the Company offers customers an optional annual software maintenance and support agreement for subsequent one - year periods. Sales of purchased maintenance and support agreements are recorded as deferred revenues and recognized over the respective terms of the agreements.

            The Company does not allocate revenues between the software licensing fees and the software maintenance contracts as the one year warranty period is incidental to the total market value of the product sold. The software maintenance and customer support services are free for the first year the product is licensed (considered to be the warranty period) and is not considered essential to the functionality of the software. The software maintenance and support agreement provides for free software updates, if any, and technical support the customer may need in deploying or changing the original configuration of the software. Generally, customer support in the first year of use is usually limited to installation and connectivity issues with respect to the end user telephone environment. The Company separately records a warranty reserve to account for the estimated costs to provide bug fixes.

            PRODUCT WARRANTIES

            The Company estimates its warranty costs based on historical warranty claim experience in estimating potential warranty claims. Due to the limited sales of the Company's products, management has determined that warranty costs are immaterial and has not included an accrual for potential warranty claims. Presently, costs related to warranty liabilities are expensed as incurred. Warranty claims are reviewed quarterly to verify that warranty liabilities properly reflect any remaining obligation based on the anticipated expenditures over the balance of the obligation period.

            RESEARCH AND DEVELOPMENT COSTS

            Research and development costs will be charged to expense as incurred.

                              TREY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 3-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            INCOME TAXES

            The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards ("SFAS") No. 109 "ACCOUNTING FOR INCOME TAXES" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits have been recorded due to the Company not having any material operations for the years ended December 31, 2003 and 2002.

            ORGANIZATIONAL COSTS

            Organizational costs consist primarily of professional and filing fees relating to the formation of the Company. These costs have been expensed.

            EARNINGS (LOSS) PER SHARE

            SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

            The computation of basic EPS is computed by dividing income (loss) available to common stockholders by the expected weighted average number of common shares to be issued in connection with the Company's proposed spin - off from iVoice, Inc. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of securities that would have an anti - dilutive effect on earnings resulting from the Company's net loss position.


                                         December 31, 2003    December 31, 2002
                                         -----------------    -----------------

            Net loss                     $        (371,195)   $         (21,429)
                                         -----------------    -----------------
            Weighted average number of
             shares outstanding post
             spin-off                            3,000,000            3,000,000
                                         =================    =================

                              TREY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 3-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            COMPREHENSIVE INCOME

            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. As of September 30, 2003, the Company has no items that represent comprehensive income, and thus, has not included a statement of comprehensive income.

            RECENT ACCOUNTING PRONOUNCEMENTS

            In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Equities" (FIN 46"), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective for all new variable interest entities created after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, the provisions of FIN 46 become effective for the Company on September 1, 2003. The Company does not expect that the adoption of FIN 46 will have a material impact on its financial position, results of operations or cash flows.

            In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Except as noted below, the Company is required to adopt this statement by the first quarter of fiscal 2004. Certain provisions of this statement relating to SFAS No. 133 implementation issues that have been effective for prior fiscal quarters will continue to be applied in accordance with their respective effective dates. The Company does not expect that the adoption of SFAS No. 149 will have a material impact on its financial position, results of operations or cash flows.

                              TREY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 3-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            RECENT ACCOUNTING PRONOUNCEMENTS

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for the Company on September 1, 2003. The Company does not expect that the adoption of SFAS No. 150 will have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 4-     GOING CONCERN

            The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has traditionally operated as a separate non - reporting component of iVoice, Inc. and accordingly these financial statements have been derived from the consolidated financial statements and accounting records of iVoice, Inc., and reflect significant assumptions and allocations. The Company relies on iVoice, Inc. for administrative, management, research and other services.

            As of December 31, 2003, the Company had a net loss, a negative cash flow from operations as well as negative working capital of $339,333. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheets is dependent upon the Company's ability to continue to raise capital and/or generate positive cash flows from operations.

                              TREY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 4-     GOING CONCERN (CONTINUED)

            In order to provide necessary working capital, in January 2003, the Company entered into a subscription agreement with certain purchasers to issue $140,000 in convertible debentures, with interest payable at 5% annum. The notes will be convertible into the Company's Class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. Additionally, the Company has also entered into an Equity Line of Credit Agreement where the Company may, at its discretion, periodically sell to an investor, shares of Class A common stock to raise capital to fund working capital needs. These two financing transactions required the Company to register its common stock under Section 12(g) of the U.S. Securities Exchange Act of 1934 and subsequently register for resale a number of shares to facilitate these financing transactions. The Company completed this process and went effective with the Securities and Exchange Commission on February 16, 2004.

            The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 5-     INTANGIBLE ASSETS

            Intangible assets consist of software source codes originally purchased by iVoice for $90,000 in May 1999. The asset is reflected at its original cost net of accumulated amortization of $76,500, from the date acquired by iVoice. The asset is being amortized over a five-year period.

            In accordance with FAS 142, goodwill and indefinite - lived intangible assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. The Company has elected to perform the impairment review during the fourth quarter of each year, in conjunction with the annual planning cycle. At December 31, 2003 and 2002, the most recent impairment review, there was no impairment of goodwill or other indefinite - lived intangible assets.

                              TREY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 6-     CONVERTIBLE DEBENTURES

            In January 2003, the Company entered into a subscription agreement with certain purchasers to issue $140,000 in convertible debentures, with interest payable at 5% annum. The notes are convertible into the Company's Class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. On March 31, 2003, the Company issued $40,000 and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement. The 20% beneficial conversion feature has been recorded as a prepaid financing cost until such time as the Company's Class A common stock into which the debentures are convertible is registered (February 2004). Upon effective registration of the Company's common stock, any amounts capitalized as beneficial conversion feature will be charged to expense in accordance with EITF Issue 98-5.

            This financing transaction will require the Company to register its common stock under Section 12(g) of the Securities Exchange Act of 1934 and subsequently register for resale a number of shares to facilitate these financing transactions.

NOTE 7-     RELATED PARTY TRANSACTIONS

            During the years ended December 31, 2003 and 2002, iVoice allocated operating costs of $22,205 and $22,058, respectively and interest expense of $2,296 and $715, respectively. The general corporate expenses allocation is primarily for cash management, selling expenses, legal, accounting, tax, insurance, public relations, advertising, and human resources. These general categories of operating expenses, as well as other income and other expense have been allocated to Trey by iVoice based upon a ration or revenues of the Automatic Reminder software over total iVoice revenues for the applicable periods. Management believes the costs of these services charged are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand - alone company.

                              TREY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 7-     RELATED PARTY TRANSACTIONS (CONTINUED)

            Subsequent to the spin - off, the Company has entered into an Administrative Services Agreement whereby iVoice will provide the Company with services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, and other areas where the Company may need transitional assistance and support following the spin - off distribution. The agreement will generally extend for two years after the distribution, but may be terminated earlier under certain circumstances, including a default.

NOTE 8-     PROVISION FOR INCOME TAXES

            Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

            At December 31, 2003 and 2002, deferred tax assets consist of the following:

                                                         2003          2002

            Net operating loss carryforwards          $ 127,307     $  35,025
            Less:  valuation allowance                 (127,307)      (35,025)
                                                      ---------     ---------
                                                      $       0     $       0
                                                      =========     =========

            At December 31, 2003 and 2002, the Company had federal net operating loss carryforwards in the approximate amounts of $374,433 and $103,015, respectively, available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

            Prior to the spin-off, the Company was included as part of iVoice's consolidated federal income tax return, however the income tax expense presented in these financial statements has been computed on a separate return basis.

                              TREY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 9-     COMMITMENTS AND CONTINGENCIES

            As discussed in Note 5, the Company has entered into a subscription agreement with certain purchasers for the sale of $140,000 in convertible debentures. The notes will be convertible into Class A common stock at the discretion of the holders.

            In January 2003, ,as subsequently amended retroactively to January 27, 2003, the Company entered into an Equity Line of Credit with Cornell Capital Partners, LP. Pursuant to the Equity Line of Credit, the Company, at their discretion, may periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $10.0 million to raise funds for its working capital needs. For each share of Class A common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the 5 lowest closing bid prices on the Over - the - Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. In addition, Cornell Capital Partners, L.P. will receive as additional compensation, those number of Class A Common Stock shares equal to one and one half percent (1.5%) of the number of shares of Class A Common Stock outstanding on that date in which the registration statement filed by the Company to effectuate the spin - off goes effective (February 2004). Pursuant to the agreement with Cornell Capital Partners, LP, the Company has registered for resale on Form SB-2, shares of Class A common stock with the Securities and Exchange Commission. The offering terminates 24 months after the Securities and Exchange Commission declared the registration statement effective.

            As discussed in Note 6, the Company has entered into an Administrative Services Agreement whereby iVoice will provide the Company with services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, and other areas where the Company may need transitional assistance and support following the spin - off distribution. The agreement will generally extend for two years after the distribution, but may be terminated earlier under certain circumstances, including a default.

            Trey also intends to assume a total of $324,000 in accrued liabilities and related party debt presently outstanding and incurred by iVoice. The terms and conditions of the liabilities and debt being assumed are as follows:

            Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey, however, Trey will assume this obligation to Kevin Whalen. This amount shall be convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date.

                              TREY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 9-     COMMITMENTS AND CONTINGENCIES (CONTINUED)

            The Company will also assume an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non - Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The note will bear interest at the rate of 9.5% per annum on the unpaid balance until paid or until default. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either
            (i) one Class B common stock share of Trey Resources, Inc., no par value, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by
            (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

NOTE 10-    COMMON STOCK

            In accordance with its Certificate of Incorporation filed on October 4, 2002, the Company is authorized to issue 2,000 shares $.01 par value. On April 24, 2003, the Company amended its Certificate of Incorporation to change the par value of its Common Stock from $.01 to $.00001 and to increase the number of shares the Company is authorized to issue from 2,000 to 10,000,000,000. The amendment also provided to create and authorize to issue 50,000,000 shares of Class B Common Stock, no par value. The amendment also provided to create and authorize to issue 20,000,000 shares of Class C Common Stock, no par value. The amendment also granted the board of directors the rights to prescribe and authorize the issuance of 1,000,000 preferred shares, $1.00 par value.

            CLASS A COMMON STOCK

            Class A Common Stock consists of the following as of December 31, 2003: 10,000,000,000 shares of authorized common stock with a par value of $.00001, 100 shares were issued and outstanding.

            Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

                              TREY RESOURCES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002


NOTE 10-    COMMON STOCK (CONTINUED)

            CLASS B COMMON STOCK

            Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 1 with respect to Class A Common Stock. As of December 31, 2003, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

            CLASS C COMMON STOCK

            Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.0001. Class C stock has voting rights of 1 vote for every 1,000 shares. As of December 31, 2003, no shares were issued or outstanding.

            PREFERRED STOCK

            Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of December 31, 2003, no shares were issued or outstanding.


NOTE 11-    SUBSEQUENT EVENTS

            The Company's registration statement effectuating the spin - off from iVoice, went effective February 11, 2004.

            The Company received $100,000 on March 15, 2004 as their initial draw down of their equity line of credit.

            The Company received an additional $100,000 on March 17, 2004 as an additional draw down of their equity line of credit.

                                INDEX OF EXHIBITS
                                -----------------

No.      Description
---      -----------

3.1 Second Amended Certificate of incorporation of Trey Resources, Inc., filed September 5, 2003 (incorporated herein by reference to Exhibit
         3.1 of the registration statement on Form SB-2, filed with the SEC on November 25, 2003).

3.2      Bylaws of Trey Industries, Inc (incorporated herein by reference to
         Exhibit 3.2 of the registration statement on Form SB-2, filed with the SEC on November 25, 2003).

4.1 iVoice Acquisition 1, Inc. 5% Convertible Debenture due September 19, 2005 issued to Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 4.1 of the registration statement on Form SB-2, filed with the SEC on November 25, 2003).

4.2 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Elma S. Foin (incorporated herein by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

4.3 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Darryl A. Moy (incorporated herein by reference to Exhibit
         4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

4.4 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Henry Tyler (incorporated herein by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

4.5 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Steven R. LeMott (incorporated herein by reference to Exhibit
         4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

10.1 Equity Line of Credit Agreement dated January 27, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 filed on December 22, 2003).

10.2 Securities Purchase Agreement dated January 27, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.3 Escrow Agreement dated as of June 2002 among iVoice Acquisition 1, Inc., Cornell Capital Partners, L.P., Butler Gonzalez LLP (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.4 Registration Rights Agreement dated January 27, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.5 Escrow Agreement, dated January 27, 2003, between iVoice Acquisition 1, Inc., The May Davis Group Inc. and Butler Gonzalez LLP (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.6 Investor Registration Rights Agreement dated June 2002 between iVoice Acquisition 1, Inc. and the buyers identified therein (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.7 Guaranty by iVoice, Inc. in favor of holders of Convertible Debt of Trey Resources, Inc. (incorporated herein by reference to Exhibit 10.33 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.8 Employment Agreement, dated January 1, 2003, between iVoice Acquisition 1, Inc. and Jerome Mahoney. (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.9 Employment Agreement, dated September 15, 2003, between Trey Resources, Inc. and Mark Meller. (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.10 Administrative Services Agreement, dated February 22, 2003, between iVoice Inc. and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement on Form SB-2 filed on November 25, 2003).

14.1*    Code of Ethics filed herein.*

31.1* Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *   Filed herein