Form 10QSB
period 2004-03-31
TREY INDUSTRIES INC
filed 2004-05-13
CIK 1236275

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________


         Commission file number:  000-50302




                              TREY RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



DELAWARE                                                         16-1633636
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


750 HIGHWAY 34
MATAWAN, NJ                                                          07747
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code:  (732) 566-3320

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act: Class A common,
                                                               $.00001 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]    NO [_]

Number of shares of Class A, common stock, par value $.00001, outstanding as of May 10, 2004: 4,193,126.

================================================================================

                              TREY RESOURCES, INC.
                         CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004



                                TABLE OF CONTENTS
                                -----------------



                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

                  Balance Sheet - March 31, 2004 (Unaudited)                   2

                  Statements of Operation -
                  For the three months ended March 31, 2004 and 2003           3

                  Statements of Cash Flows -
                  For the three months ended March 31, 2004 and 2003       4 - 5

                  Notes to Financial Statements                           6 - 12

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    13 - 17

         Item 3.  Controls and Procedures                                     17




PART II. OTHER INFORMATION

         Item 5.  Other Information                                           17

         Item 6.  Exhibits and Reports on Form 8-K                            17

                              TREY RESOURCES, INC.
                       CONDENSED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2004



                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                             $     25,740
Other receivable                                                            41,985
                                                                      ------------
   Total current assets                                                     67,725
                                                                      ------------


OTHER ASSETS
Software license costs, net of accumulated amortization of $2,250            4,500
                                                                      ------------
   Total other assets                                                        4,500
                                                                      ------------

TOTAL ASSETS                                                          $     72,225
                                                                      ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                 $    126,710
5% Convertible Debentures - Note 4                                         140,000
Notes payable - Note 5                                                     200,000
Due to related parties - Note 7                                          1,191,623
                                                                      ------------
   Total current liabilities                                             1,658,333
                                                                      ------------

   Total liabilities                                                     1,658,333
                                                                      ------------

COMMITMENTS AND CONTINGENCIES - Note 8                                          --

STOCKHOLDERS' DEFICIENCY
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
   no shares issued and outstanding                                             --
Common stock:
   Class A - par value $.00001; authorized 10,000,000,000 shares;
       3,037,348 shares issued and outstanding                                  30
   Class B - par value $.00001; authorized 50,000,000 shares;
       no shares issued and  outstanding                                        --
   Class C - par value $.00001; authorized 20,000,000 shares;
       no shares issued and  outstanding                                        --
Additional paid in capital                                                  61,070
Accumulated deficit                                                     (1,647,208)
                                                                      ------------
   Total stockholders' deficiency                                       (1,586,108)
                                                                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                        $     72,225
                                                                      ============



                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              TREY RESOURCES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ------------------------------
                                                           2004              2003
                                                       ------------      ------------
SALES, net                                             $         --      $        500

COST OF SALES                                                 2,250             4,500
                                                       ------------      ------------

GROSS PROFIT                                                 (2,250)           (4,000)
                                                       ------------      ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Selling expenses                                              --               106
   General and administrative expenses                      850,406            26,586
   Research and development                                      --               208
   Depreciation and amortization                                 --               124
                                                       ------------      ------------
Total selling, general and administrative expenses          850,406            27,024
                                                       ------------      ------------

LOSS FROM OPERATIONS                                       (852,656)          (31,024)
                                                       ------------      ------------

OTHER INCOME\(EXPENSE)
   Write-off of financing costs                             (98,000)               --
   Interest expense                                         (62,869)           (4,145)
                                                       ------------      ------------
Total other income\(expense)                               (102,869)           (4,145)
                                                       ------------      ------------

LOSS OPERATIONS BEFORE INCOME TAXES                        (955,525)          (35,169)

PROVISION FOR INCOME TAXES                                       --                --
                                                       ------------      ------------

NET LOSS                                               $   (955,525)     $    (35,169)
                                                       ============      ============
NET LOSS PER COMMON SHARE
   Basic                                               $      (0.32)     $      (0.01)
                                                       ============      ============
   Diluted                                             $      (0.32)     $      (0.01)
                                                       ============      ============

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              TREY RESOURCES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                      ------------------------------
                                                          2004              2003
                                                      ------------      ------------
CASH FLOW USED IN OPERATING ACTIVITIES
   Net loss                                           $   (955,525)     $    (35,169)
   Adjustments to reconcile net loss to net cash
      used in operating activities
   Depreciation                                                 --               124
   Amortization of software license                          2,250             4,500
   Debt issue costs                                         55,000                --
   Common stock issued for services                         26,000                --
   Changes in certain assets and liabilities:
         Accounts payable and accrued liabilities          (73,557)              350
         Other assets                                       12,601                --
                                                      ------------      ------------
Total cash used in operating activities                   (933,231)          (30,195)
                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from related party loans                       754,423            21,198
   Proceeds form notes payable                             200,000                --
   Sale of convertible debentures                               --            40,000
                                                      ------------      ------------
Total cash provided by financing activities                954,423            61,198
                                                      ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   21,192            31,003

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              4,548                --
                                                      ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $     25,740      $     31,003
                                                      ============      ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                   $         --      $         --
                                                      ============      ============

   Income taxes                                       $         --      $         --
                                                      ============      ============

                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              TREY RESOURCES, INC.
           CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003




SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

March 31, 2004:
---------------

a) During the three months ended March 31, 2004, the Company issued 45,000 shares of Class A common stock for commitment fees pursuant to the Equity Line of Credit with Cornell Capital valued at $18,000.

b) During the three months ended March 31, 2004, the Company issued 20,000 shares of Class A common stock for placement agent fees pursuant to the Equity Line of Credit with Cornell Capital valued at $8,000.























                   The accompanying notes are an integral part
                     of the condensed financial statements.

                              TREY RESOURCES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2004



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The accompanying unaudited condensed financial statements include the accounts of Trey Resources, Inc. (the "Company" or "Trey"). On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company. These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

          The result of operations for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

          For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2003.

          Earnings Per Share
          ------------------
          SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

          The computation of basic EPS is computed by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for the period. The number of shares used in the calculation assumes the shares issued in connection with the Company's spin - off from iVoice, Inc. were issued and outstanding for each period presented. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

          The shares used in the computations are as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                ------------------------------
                                                    2004              2003
                                                ------------      ------------
          Basic and Diluted purposes               3,003,232         3,000,000


          Company Background
          ------------------
          Trey Resources, Inc. (the "Company"), was incorporated in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice Inc. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company. It is engaged in the design, manufacture, and marketing of specialized telecommunication equipment. As of March 31, 2004, the Company employed two part time employees.

          The spin-off transaction was accomplished by the distribution of certain intellectual property, representing the software codes of the Automatic Reminder, and certain accrued liabilities and related party debt into a wholly-owned subsidiary of iVoice., Trey Resources, Inc. ("Trey", formerly known as iVoice Acquisition 1, Inc. and Trey Industries, Inc.) and subsequently distributed on a pro-rata basis to iVoice shareholders in the form of a taxable dividend.

          In conjunction with the spin-off, iVoice and Trey have entered into an Administrative Services Agreement that provides each other with certain administrative and operational services over a certain period of time to assist Trey with its transition to a separate company.

          Trey has assumed $324,000 in accrued liabilities and related party debt from iVoice. The debt will be convertible into common stock of Trey Resources at the option of the holders as later described in these notes.

          The Company is publicly traded and is currently traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "TYRIA".


NOTE 2 -  GOING CONCERN

          The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has traditionally operated as a non-reporting component of iVoice, Inc. and accordingly, the results of operations, and cash flows of the Company for the three-month period ending March 31, 2003, have been derived from the consolidated financial statements and accounting records of iVoice, Inc.; reflect significant assumptions and allocations and do not necessarily reflect the financial position of Trey Resources, Inc., had it been a stand-alone Company for that period. Presently, the Company relies on iVoice, Inc. for administrative, management, research and other services.

          As of March 31, 2004 and December 31, 2003, the Company had a net loss, a negative cash flow from operations as well as negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. Therefore, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

          In order to provide necessary working capital, in January 2003, the Company entered into a subscription agreement with certain purchasers to issue $250,000 in convertible debentures, with interest payable at 5% per annum. The notes are convertible into the Company's Class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. Additionally, the Company has also entered into an Equity Line of Credit Agreement where the Company may, at its discretion, periodically sell to an investor, shares of Class A common stock to raise capital to fund working capital needs. These two financing transactions has required the Company to register its common stock under Section 12(g) of the U.S. Securities Exchange Act of 1934 and subsequently register for resale a number of shares to facilitate these financing transactions.

          The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE 3 -  INTANGIBLE ASSETS

          Intangible assets consist of software source codes originally purchased by iVoice for $90,000 in May 1999. The asset is reflected at its original cost net of accumulated amortization of $76,500, from the date acquired by iVoice. The asset is being amortized over a five-year period. In accordance with FAS 142, goodwill and indefinite - lived intangible assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amounts of the assets may be impaired. The Company has elected to perform the impairment review during the fourth quarter of each year, in conjunction with the annual planning cycle. At December 31, 2003 the most recent impairment review, there was no impairment of goodwill or other indefinite - lived intangible assets.


NOTE 4 -  CONVERTIBLE DEBENTURES

          In January 2003, the Company entered into a subscription agreement with certain purchasers to issue $140,000 in convertible debentures, with interest payable at 5% annum. The notes are convertible into the Company's Class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date. On March 31, 2003, the Company issued $40,000 and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement. The 20% beneficial conversion feature was previously recorded as a prepaid financing costs until such time as the Company's Class A common stock into which the debentures are convertible was registered and deemed effective by the U.S Securities and Exchange Commission. During the three-month period ending March 31, 2004 the Company completed the effective registration of the Company's common stock, and any amounts capitalized have been charged to expense in accordance with EITF Issue 98-5.


NOTE 5 -  NOTES PAYABLE

          In March 2004 the Company issued two promissory notes payable to Cornell Capital Partners, LP totaling $200,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. At March 31, 2004 all amounts owed remained outstanding.

NOTE 6 -  RELATED PARTY TRANSACTIONS

          For the three-month period ended March 31, 2003, The Company was allocated operating costs of $31,524 respectively and interest expense of $4,145 by its former parent company iVoice, Inc. The general corporate expenses allocation is primarily for cash management, selling expenses, legal, accounting, tax, insurance, public relations, advertising, and human resources. Some of these operating expenses have been incurred by iVoice and represent costs specifically related to the operation and spin-off of Trey. Other income and other expense have been allocated to Trey by iVoice based upon a ratio of revenues of the Automatic Reminder software over total iVoice revenues for the applicable periods. Management believes the costs of these services charged are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand
          - alone company.

          Pursuant to the spin-off, the Company entered into an Administrative Services Agreement whereby iVoice will provide the Company with services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, and other areas where the Company may need transitional assistance and support following the spin-off distribution. The term of the agreement commences upon the effective date of the spin-off and continues for two years, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In exchange for services under the administrative services agreement, Trey Resources has agreed to pay iVoice an annual fee of approximately $95,000.


NOTE 7 -  DUE TO RELATED PARTIES

          Pursuant to the spin-off transaction from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The note bears interest at the rate of 9.5% per annum on the unpaid balance until paid or until default. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one Class B common stock share of Trey Resources, Inc., no par value, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by
          (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

          Pursuant to the employment contract dated January 1, 2003 between the Company and Jerome Mahoney, the Chairman of the Board, Mr. Mahoney is to receive a salary of $180,000 per year subject to 10% increases every year thereafter as well as a monthly expense allowance of $600. Also, pursuant to the employment contract with Mr. Mahoney, upon completion of the spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Mahoney is to receive a one-time payment of $350,000.

          Total amounts owed to Mr. Mahoney at March 31, 2004, representing unpaid salary, expense allowance, the one-time payment in connection with the spin-off, liabilities assumed in the spin-off transaction and interest on the liabilities assumed in the spin-off totaled $841,623.

          Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, President of Trey Resources, upon completion of the spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is to receive a one-time payment of $350,000.


NOTE 8 -  COMMITMENTS AND CONTINGENCIES

          As discussed in Note 4, the Company has entered into a subscription agreement with certain purchasers for the sale of $140,000 in convertible debentures. The notes will be convertible into Class A common stock at the discretion of the holders. In January 2003, as subsequently amended retroactively to January 27, 2003, the Company entered into an Equity Line of Credit with Cornell Capital Partners, LP. Pursuant to the Equity Line of Credit, the Company, at their discretion, may periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $10.0 million to raise funds for its working capital needs. For each share of Class A common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the 5 lowest closing bid prices on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. In addition, Cornell Capital Partners, L.P. will receive as additional compensation, those number of Class A Common Stock shares equal to one and one half percent (1.5%) of the number of shares of Class A Common Stock outstanding on that date in which the registration statement filed by the Company to effectuate the spin - off goes effective (February 2004). Pursuant to the agreement with Cornell Capital Partners, LP, the Company has registered for resale on Form SB-2, shares of Class A common stock with the Securities and Exchange Commission. The offering terminates 24 months after the Securities and Exchange Commission declared the registration statement effective.

          As discussed in Note 5, the Company has entered into an Administrative Services Agreement whereby iVoice will provide the Company with services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, and other areas where the Company may need transitional assistance and support following the spin - off distribution. The agreement will generally extend for two years after the distribution, but may be terminated earlier under certain circumstances, including a default.

          Trey has also assumed a total of $324,000 in accrued liabilities and related party debt presently outstanding and incurred by iVoice. The terms and conditions of the liabilities and debt being assumed are as follows:

          Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. This amount shall be convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date.

          The Company has also assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The terms of this obligation are further discussed in Note 7.


NOTE 9 -  COMMON STOCK

          In accordance with its Certificate of Incorporation as amended on April 24, 2003, the Company is authorized to issue 10,000,000,000 shares of Class A common stock at $.00001 par value; 50,000,000 shares of Class B Common Stock, par value $.00001; and 20,000,000 shares of Class C Common Stock, par value $.00001. Additionally, the board of directors has the rights to prescribe and authorize the issuance of 1,000,000 preferred shares, $1.00 par value.

          CLASS A COMMON STOCK

          Class A Common Stock consists of the following as of March 31, 2004:
          10,000,000,000 shares of authorized common stock with a par value of $.00001, 3,037,438 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

          CLASS B COMMON STOCK

          Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 1 with respect to Class A Common Stock. As of March 31, 2004, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

          CLASS C COMMON STOCK

          Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1 vote for every 1,000 shares. As of March 31, 2004, no shares were issued or outstanding.

          PREFERRED STOCK

          Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2004, no shares were issued or outstanding.

NOTE 10 - SUBSEQUENT EVENTS

          On April 27, 2004, the Company announced its intentions to acquire SWK, Inc., a New Jersey-based information technology company, value added reseller, and master developer of Best Software's category leading MAS 90, MAS 200, and MAS 500 accounting software. The acquisition, which is subject to due diligence and the preparation of definitive agreements, is expected to close by May 31, 2004.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the year ending December 31, 2003 filed with Form 10-KSB. The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements

SEPARATION FROM IVOICE
----------------------

Trey was incorporated under the laws of the State of Delaware on October 3, 2002, as a wholly owned subsidiary of iVoice, Inc. Trey had no material assets or activities until the contribution of the Automatic Reminder software business was transferred to Trey pursuant to the spin-off transaction of Trey from iVoice. Since the spin-off, which occurred on February 11, 2004, Trey has been an independent public company, with iVoice having no continuing ownership interest in Trey.

Trey's condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows. The financial information included in this filing, however, is not necessarily indicative of what Trey's results of operations or financial position would have been had it operated as an independent company during the comparative period presented, nor is it necessarily indicative of its future performance as an independent company.

PLAN OF OPERATION
-----------------

As a result of the spin-off, Trey has been allocated the iVoice corporate assets, liabilities and expenses related to the Automatic Reminder software business. Trey Resources' plan of operation pursuant to its spin-off from its former parent company is to market and sell the Automatic Reminder software product. The Reminder uses a standard modem, available in most personal computers, to automatically place telephone calls to the client. The application has traditionally been sold as a software solution directly to end-users. This business has historically operated as a non-reportable segment of iVoice due to its low sales volume and business activity relative to its other business activities. Management is uncertain that sufficient cash to sustain its operations will be generated in the next twelve months, or beyond, by the sales activity of the Automatic Reminder. Trey intends to use a portion of the proceeds from any financing arrangements, on sales and marketing efforts for the Automatic Reminder. It is unclear whether such efforts will result in a reasonably successful operating business due to iVoice's previous lack of sales and marketing efforts on the Automatic Reminder, the Company's lack of operating history, the current economic environment and, more specifically, the uncertainty of the telecommunications market.

MARCH 31, 2004 COMPARED TO MARCH 31, 2003
-----------------------------------------

All revenues reported by Trey are derived from the license of our automatic reminder and call initiating software products to address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. For the three-months ended March 31, 2004, the Company reported no revenue. Total revenues for the three-months ended March 31, 2003 were $500. Until February 11, 2004, the Automatic Reminder business has only operated as a division of iVoice and has never operated on a stand-alone basis. The low sales volume of the Automatic Reminder business is attributable to the minimal resources made available by its former parent company for the sales and marketing of the automatic reminder and call initiating software products.

Gross margin for the three-months ended March 31, 2004 and 2003 was ($2,250) and ($4,000), respectively. The negative gross margin is a result of amortization of the original purchase price of the Automatic Reminder software reflected in the cost of sales.

Total operating expenses increased $823,382 from $27,024 for the three months ended March 31, 2003 to $850,406 for the three months ended March 31, 2004. The increase in operating expenses for the current quarter was principally a result of a $700,000 charge to expense representing $350,000 each due to Mark Meller, President of Trey Resources and Jerome Mahoney, Chairman of the Board for the successful completion of the spin-off of the company from its former parent. The current three-month period also reflects $73,667 in printing, reproduction and filing costs related to the spin-off that were not incurred in the previous period.

As of March 31, 2004, the Company had 2 employees.

The loss from operations for the three months ended March 31, 2004 was $847,156 compared to $31,024 for the three months ended March 31, 2003, an increase of $816,132.

Other expenses for the three months ended March 31, 2004 reflect the write-off of financing costs of $98,000 comprised of debt discount on the Company's convertible debentures which were previously capitalized until such time as the shares underlying the convertible debt were effectively registered. Other expense for the current year period also reflects fees charged pursuant to the equity-line financing agreement with Cornell Capital Partners, LP. These items were not incurred in the same three-month period of the previous year.

The Company incurred costs of $2,131 in three-month period ending March 31, 2004, related to the spin-off of its wholly owned subsidiary, Trey Resources, Inc. These costs consist primarily of legal, accounting, printing and reproduction as well as securities filing fees. This amount represents a reduction of $23,558 from a total of $25,689 incurred in the three-month period ending March 31, 2003.

Net loss for the three-month period ending March 31, 2004 was $955,525 as compared to $35,169 for the first three months of 2003. The increase in net loss of $920,356 was a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We are currently seeking additional operating income opportunities through potential acquisitions or investments. Such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

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

Pursuant to the Spin-Off from iVoice, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $6,250. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

Trey assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney in exchange for the assets it received pursuant to the Spin-Off of the Automatic Reminder business. This amount is related to funds loaned to iVoice and unrelated to the operations of Trey. Trey, for value received, promised to pay Mr. Mahoney the principal sum of $250,000 at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due annually. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Trey, par value $0.00001, for each dollar owed, (ii) the number of shares of Class A Common Stock of Trey calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

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

On September 15, 2003, Trey entered into an employment agreement with Mr. Meller. He will serve as Trey's President and Chief Financial Officer for a term of five years. As consideration, Trey agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Meller provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Trey in each of the five prior calendar years (or shorter period during which Mr. Meller shall have been employed by Trey) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Meller shall also be paid the sum of $350,000 upon the completion of the Spin-Off. Except for the one-time payment of $350,000, Mr. Meller shall not be entitled to salary until such time that the Company has completed the acquisition of all or substantially all the stock and/or assets of another company.

Mr. Mahoney and Mr. Meller have agreed to forego the receipt of the $350,000 payments owed to each of them for the successful completion of the spin-off until Management believes it has sufficient resources to fund these obligations.

During the three months ended March 31, 2004, Trey had a net increase in cash of $21,192. Trey's principal sources and uses of funds were as follows:

         CASH USED BY OPERATING ACTIVITIES. Trey used $933,231 in cash for operating activities in the three months ended March 31, 2004 an increase of $903,036 compared to $30,195 in cash used for operating activities in the three months ended March 31, 2003. The increase is primarily the result of the loss from operations sustained by the Company in the current three-month period.

         CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the three months ended March 31, 2004 provided a total of $954,423 in cash. This total consisted of $200,000 in note payable proceeds representing advances under the equity line of credit with Cornell Capital Partners. The balance of $754,423 represents salaries, expense reimbursements, interest on unpaid obligations due to related parties and two one-time payments of $350,000 each to Mr. Mahoney and Mr. Meller that have been foregone until such time as Management believes it has sufficient resources to fund these obligations.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange Act as of March 31, 2004. Based upon that evaluation required by paragraph ss.240.13a-15 or 240.15d-15, the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS.
-----------------------------
There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On April 27, 2004, the Company announced its intentions to acquire SWK, Inc., a New Jersey-based information technology company, value added reseller, and master developer of Best Software's category leading MAS 90, MAS 200, and MAS 500 accounting software. The acquisition, which is subject to due diligence and the preparation of definitive agreements, is expected to close by May 31, 2004.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits:

             10.1 Promissory Note payable by Trey Resources, Inc. to Jerome Mahoney dated February 11, 2004.

             31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

         b)  Reports on Form 8-K: None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


Trey Resources, Inc.


By: /s/  Mark Meller                                Date:     May 12, 2004
    ----------------------------------------------------------------------
    Mark Meller, President,
    Chief Executive Officer and
    Principal Financial Officer





In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/  Mark Meller                                Date:     May 12, 2004
    ----------------------------------------------------------------------
    Mark Meller, President,
    Chief Executive Officer and
    Principal Financial Officer

                                INDEX OF EXHIBITS



    10.1 Promissory Note payable by Trey Resources, Inc. to Jerome Mahoney dated February 11, 2004.

    31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002