Form 10QSB/A
period 2004-03-31
TREY INDUSTRIES INC
filed 2004-06-10
CIK 1236275

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

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

NOTE: THE COMPANY IS FILING THIS AMENDMENT TO ITS QUARTERLY REPORT SOLELY FOR CORRECTING A TYPOGRAPHICAL ERROR IN INTEREST EXPENSE OF THE STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004
================================================================================

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

                              TREY RESOURCES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ------------------------------
                                                           2004              2003
                                                       ------------      ------------
SALES, net                                             $         --      $        500

COST OF SALES                                                 2,250             4,500
                                                       ------------      ------------

GROSS PROFIT                                                 (2,250)           (4,000)
                                                       ------------      ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Selling expenses                                              --               106
   General and administrative expenses                      850,406            26,586
   Research and development                                      --               208
   Depreciation and amortization                                 --               124
                                                       ------------      ------------
Total selling, general and administrative expenses          850,406            27,024
                                                       ------------      ------------

LOSS FROM OPERATIONS                                       (852,656)          (31,024)
                                                       ------------      ------------

OTHER INCOME\(EXPENSE)
   Write-off of financing costs                             (98,000)               --
   Interest expense                                          (4,869)           (4,145)
                                                       ------------      ------------
Total other income\(expense)                               (102,869)           (4,145)
                                                       ------------      ------------

LOSS OPERATIONS BEFORE INCOME TAXES                        (955,525)          (35,169)

PROVISION FOR INCOME TAXES                                       --                --
                                                       ------------      ------------

NET LOSS                                               $   (955,525)     $    (35,169)
                                                       ============      ============
NET LOSS PER COMMON SHARE
   Basic                                               $      (0.32)     $      (0.01)
                                                       ============      ============
   Diluted                                             $      (0.32)     $      (0.01)
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


Trey Resources, Inc.


By: /s/  Mark Meller                                Date:     June 9, 2004
    ----------------------------------------------------------------------
    Mark Meller, President,
    Chief Executive Officer and
    Principal Financial Officer





In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/  Mark Meller                                Date:     June 9, 2004
    ----------------------------------------------------------------------
    Mark Meller, President,
    Chief Executive Officer and
    Principal Financial Officer

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