Form 10QSB
period 2004-06-30
TREY INDUSTRIES INC
filed 2004-08-13
CIK 1236275

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                    Class A common stock, $.00001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]    NO [_]

Number of shares of Class A, common stock, par value $.00001, outstanding as of August 10, 2004: 9,687,891

================================================================================

                              TREY RESOURCES, INC.
                         CONDENSED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004



                                TABLE OF CONTENTS
                                -----------------



                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

                  Balance Sheet - June 30, 2004 (Unaudited)                    2

                  Statements of Operation -
                  For the three and six months ended June 30, 2004
                  and 2003                                                     3

                  Statements of Cash Flows -
                  For the six months ended June 30, 2004 and 2003              4

                  Notes to Financial Statements                           5 - 13

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    14 - 18

         Item 3.  Controls and Procedures                                     18




PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            19

                       TREY RESOURCES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2004

                                        ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                $    322,882
Accounts receivable                                                           133,870
Other receivables                                                              29,062
Prepaid expenses                                                               25,954
                                                                         ------------
       Total current assets                                                   511,768
                                                                         ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $2,170              77,955

OTHER ASSETS
Goodwill                                                                    1,008,041
Deposits and other assets                                                      26,159
                                                                         ------------
       Total other assets                                                   1,034,200
                                                                         ------------

TOTAL ASSETS                                                             $  1,623,923
                                                                         ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                    $    385,529
Deferred revenue                                                               45,136
Obligations under capital leases - current                                     11,325
5% Convertible Debentures - Note 4                                            114,000
Notes payable - Note 5                                                        845,782
Due to related parties - Note 7                                             1,278,541
                                                                         ------------
         Total current liabilities                                          2,680,313
                                                                         ------------

LONG TERM DEBT
Obligations under capital leases - non-current                                 16,609
                                                                         ------------
          Total liabilities                                                 2,696,922
                                                                         ------------

COMMITMENTS AND CONTINGENCIES - Note 8                                           --

STOCKHOLDERS' DEFICIENCY
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                            --
Common stock:
  Class A - par value $.00001; authorized 10,000,000,000 shares;
     8,880,189 shares issued; 8,406,142 shares outstanding                         85
  Class B - par value $.00001; authorized 50,000,000 shares;
     no shares issued and  outstanding                                           --
  Class C - par value $.00001; authorized 20,000,000 shares;
     no shares issued and  outstanding                                           --
Additional paid in capital                                                    886,778
Accumulated deficit                                                        (1,959,862)
                                                                         ------------
         Total stockholders' deficiency                                    (1,072,999)
                                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           $  1,623,923
                                                                         ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                       TREY RESOURCES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         For the Three Months Ended           For the Six Months Ended
                                                                   June 30,                            June 30,
                                                       ------------------------------      ------------------------------
                                                           2004              2003              2004              2003
                                                       ------------      ------------      ------------      ------------
SALES, net                                             $    215,075      $        850      $    215,075      $      1,350

COST OF SALES                                               108,301             4,935           110,551             9,435
                                                       ------------      ------------      ------------      ------------

GROSS PROFIT                                                106,774            (4,085)          104,524            (8,085)
                                                       ------------      ------------      ------------      ------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                         36,283               219            36,283               325
    General and administrative expenses                     288,115            21,001         1,138,521            47,795
    Depreciation and amortization                             2,170               318             2,170               442
                                                       ------------      ------------      ------------      ------------
Total selling, general and administrative expenses          326,568            21,538         1,176,974            48,562
                                                       ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                       (219,794)          (25,623)       (1,072,450)          (56,647)
                                                       ------------      ------------      ------------      ------------

OTHER INCOME\(EXPENSE)
    Write-off of financing costs                            (83,580)             --            (181,580)             --
    Other Income                                                423              --                 423              --
    Interest expense                                         (9,703)             (379)          (14,572)           (4,524)
                                                       ------------      ------------      ------------      ------------
Total other income\(expense)                                (92,860)             (379)         (195,729)           (4,524)
                                                       ------------      ------------      ------------      ------------

LOSS OPERATIONS BEFORE INCOME TAXES                        (312,654)          (26,002)       (1,268,179)          (61,171)

PROVISION FOR INCOME TAXES                                     --                --                --                --
                                                                                                             ------------

NET LOSS                                               $   (312,654)     $ (26,002) $        (1,268,179)     $    (61,171)
                                                       ============      ============      ============      ============

NET LOSS PER COMMON SHARE
    Basic                                              $      (0.04)     $      (0.01)       $ (0.25) $             (0.02)
                                                       ============      ============      ============      ============
    Diluted                                            $      (0.04)     $      (0.01)       $ (0.25) $             (0.02)
                                                       ============      ============      ============      ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                       TREY RESOURCES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                For the Six Months Ended
                                                                        June 30,
                                                             ------------------------------
                                                                 2004              2003
                                                             ------------      ------------
CASH FLOW USED IN OPERATING ACTIVITIES
   Net loss                                                  $ (1,268,179)     $    (61,171)
   Adjustments to reconcile net loss to net cash used in
     operating activities, net of effects of acquisition
   Depreciation                                                     2,170               442
   Amortization of software license                                 6,750             9,000
   Amortization of discount                                        11,578              --
   Debt issue costs                                                55,000              --
   Common stock issued for services                                43,600              --
   Common stock issued for interest expense                           582              --
   Changes in certain assets and liabilities:
           Accounts receivable                                    (56,679)             --
           Accounts payable and accrued liabilities              (120,701)           15,369
           Deferred revenue                                        (9,177)             --
           Other assets                                            23,121              --
                                                             ------------      ------------
Total cash used in operating activities                        (1,311,935)          (36,360)
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                              (2,659)             --
   Net cash acquired in acquisition of SWK, Inc.                   29,874              --
                                                             ------------      ------------
Total cash provided by financing activities                        27,215              --
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from related party loans                              793,779             6,174
   Repayment of related party loans                                (1,025)           (7,350)
   Proceeds from notes payable                                  1,035,000              --
   Repayment of notes payable                                      (7,440)             --
   Repayment of debt assumed in acquisition                      (216,372)             --
   Repayment of capital leases                                       (888)             --
   Sale of convertible debentures                                    --              40,000
                                                             ------------      ------------
Total cash provided by financing activities                     1,603,054            38,824
                                                             ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         318,334             2,464

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     4,548              --
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $    322,882      $      2,464
                                                             ============      ============


CASH PAID DURING THE PERIOD FOR:
   Interest expense                                          $        440      $       --
                                                             ============      ============
   Income taxes                                              $       --        $       --
                                                             ============      ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                       TREY RESOURCES, INC. AND SUBSIDIARY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2004

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Description of business
         -----------------------
         Trey Resources, Inc. (the "Company"), was incorporated in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice Inc. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company.

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

         Up until its acquisition of SWK, Inc. on June 2, 2004, the Company was engaged in the design, manufacture, and marketing of specialized telecommunication equipment. With the acquisition of SWK and as part of its plan to expand into new markets, Trey will focus on the business software and information technology consulting market, and is looking to roll-up other companies in this industry. SWK Technologies, Inc., ("SWKT") the surviving entity in the merger and acquisition of SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software. The Company also publishes its own proprietary supply-chain software. The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

         The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "TYRIA".

         Basis of presentation
         ---------------------
         The accompanying unaudited Condensed Consolidated financial statements include the accounts of Trey Resources, Inc. (the "Company" or "Trey") and its wholly owned subsidiary. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company. These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

         Prior to its spin-off from iVoice in February 2004, the Company has traditionally operated as a non-reporting component of iVoice, Inc. and accordingly, the results of operations, and cash flows of the Company for the six-month period ending June 30, 2003, have been derived from the condensed consolidated financial statements and accounting records of iVoice, Inc.; reflect significant assumptions and allocations and do not necessarily reflect the financial position of Trey Resources, Inc., had it been a stand-alone Company for that period.

         On June 2, 2004, the Company completed its acquisition of SWK, Inc through a merger into its wholly owned subsidiary SWK Technologies, Inc. As such, the condensed consolidated statement of operations for the three and six-month period ending June 30, 2004, include the operations of SWKT from June 2, 2004 (the date of acquisition) though June 30, 2004.

         The result of operations for the three and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2003. References to the "Company," "we," "us" and "our" refer to Trey Resources Inc. and its subsidiary.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         -------------------------
         The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. For financial statement purposes, cash in demand deposit accounts, money market accounts and all highly liquid investments with an initial maturity of less than three months, when purchased, are considered to be cash equivalents

         Revenue Recognition
         -------------------
         The Company recognizes revenues from consulting services as the services are performed. Hardware and software revenues are recognized when the product is shipped to the customer. Support agreement commissions are recognized when payment is received, since the Company has no obligation to perform any further services under the agreement.

         Income Taxes
         ------------
         The Company utilizes Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities and net operating losses that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As of June 30, 2004, a valuation allowance has been established to reduce deferred tax assets to $0, the amount expected to be realized.

         Earnings Per Share
         ------------------
         SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

         The computation of basic EPS is computed by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for the three and six month periods ending June 30, 2004. The number of shares used in the calculation for the three and six month periods ending June 30, 2003, assumes the shares issued in connection with the Company's spin - off from iVoice, Inc. were issued and outstanding for those respective periods. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

         The shares used in the computations are as follows:

                                            Three Months Ended            Six Months Ended
                                                  June 30,                     June 30,
                                        -------------------------     -------------------------
                                           2004           2003           2004            2003
                                        ----------     ----------     ----------     ----------
        Basic and Diluted purposes       6,991,525      3,000,000      4,997,378      3,000,000

NOTE 3 - ACQUISITIONS

         On June 2, 2004, Trey Resources, Inc. ("Trey") acquired all of the issued and outstanding capital stock of SWK, Inc. ("SWK"), a New Jersey based information technology company, pursuant to an Acquisition Agreement dated as of June 1, 2004 (the "Acquisition Agreement") among Trey, SWK and SWK's shareholders.

         Pursuant to the Agreement and Plan of Merger and Reorganization dated as of June 1, 2004 (the "Merger Agreement"), among Trey, SWK and SWK Technologies, Inc., a newly formed wholly owned subsidiary of Trey, SWK was merged with and into SWKT, with SWKT surviving and continuing as a wholly-owned subsidiary of Trey. The Company recorded total consideration for the acquisition of $577,437 comprised of estimated acquisition costs of $27,437 and 2,750,000 Class A common stock of Trey Resources, Inc. valued at $550,000. This consideration has been allocated to the tangible and identifiable intangible assets acquired according to their respective estimated fair values, with the excess purchase consideration being allocated to goodwill at the closing of the transaction.

NOTE 4 - GOING CONCERN

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

         The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceeded current assets by approximately $2.2 million as of June 30, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

         In addition to developing new products, obtaining new customers and increasing sales to existing customers, management plans to achieve profitability through acquisitions of companies in the business software and information technology consulting market with solid revenue streams, established customer bases, and generate positive cash flow.

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

         These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 5 - GOODWILL

         As of June 30, 2004, goodwill was amounted to $1,008,041, which represented amounts paid in excess of the fair market value of the acquired assets and liabilities assumed of SWK, Inc.

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

         As of June 30, 2004, $26,000 in principal and $582 in interest had been converted into 322,424 shares of Trey's Class A common stock. Total outstanding principal balance of the 5% convertible debentures at June 30, 2004 was $114,000, plus accrued interest of $5,711

NOTE 7- NOTES PAYABLE

         From March through May 2004, the Company issued four promissory notes payable to Cornell Capital Partners, LP totaling $1,000,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. At June 30, 2004, $220,000 was repaid through the issuance of 2,186,370 shares of Class A common stock. At June 30, 2004, a balance of $780,000 remained outstanding.

         On February 11 and March 3, 2004, Wass Associates, a New York General partnership loaned the company $21,835, and $10,000 respectively pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc., The notes were assumed by Trey in the acquisition of SWK. The unsecured notes bear interest at 6% per annum and is payable in weekly installments of $1,000 and $500 respectively.

         On June 3, and June 30, 2004, SWK Technologies, Inc. entered into two unsecured promissory notes totaling $25,000 and $35,000 respectively with Wass Associates, a New York General partnership. The unsecured notes bear interest at 6% per annum and are due in full together with unpaid interest on December 31, 2004. At June 30, 2004, the outstanding balance payable to Wass Associates totaled $65,782.

NOTE 8 - DUE TO RELATED PARTIES

         For the six months ended June 30, 2003, the Company was allocated $9,000 for the amortization the original purchase price of the Automatic Reminder software, operating costs of $4,492 and interest expense of $524 by its former parent company iVoice, Inc. The general corporate expenses allocation is primarily for cash management, selling expenses, legal, accounting, tax, insurance, public relations, advertising, and human resources. Some of these operating expenses have been incurred by iVoice and represent costs specifically related to the operation and spin-off of Trey from iVoice. Management believes the costs of these services charged are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand - alone company.

         Pursuant to the spin-off, the Company entered into an Administrative Services Agreement whereby iVoice will provide the Company with services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, and other areas where the Company may need transitional assistance and support following the spin-off distribution. The term of the agreement commences upon the effective date of the spin-off and continues for two years, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In exchange for services under the administrative services agreement, Trey Resources has agreed to pay iVoice an annual fee of $95,000.

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

         Pursuant to the employment contract dated January 1, 2003 between the Company and Jerome Mahoney, the Chairman of the Board, Mr. Mahoney is to receive a salary of $180,000 per year subject to 10% increases every year thereafter as well as a monthly expense allowance of $600. Also, pursuant to the employment contract with Mr. Mahoney, upon completion of the spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Mahoney is entitled to receive a one-time payment of $350,000.

         Total amounts owed to Mr. Mahoney at June 30, 2004, representing unpaid salary, expense allowance, the one-time payment in connection with the spin-off, liabilities assumed in the spin-off transaction and interest on the liabilities assumed in the spin-off totaled $880,979.

         Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, President of Trey Resources, upon completion of the spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000.

         In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At June 30, 2004, the outstanding balance to Mr. Berman was $23,781.

         In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At June 30,

         2004, the outstanding balance to Ms. Berman was $23,781.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         As discussed in Note 6, the Company has entered into a subscription agreement with certain purchasers for the sale of $140,000 in convertible debentures. The notes are convertible into Class A common stock at the discretion of the holders. In January 2003, as subsequently amended retroactively to January 27, 2003, the Company entered into an Equity Line of Credit with Cornell Capital Partners, LP. Pursuant to the Equity Line of Credit, the Company, at their discretion, may periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $10.0 million to raise funds for its working capital needs. For each share of Class A common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the 5 lowest closing bid prices on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. In addition, Cornell Capital Partners, L.P. has received as additional compensation, those number of Class A Common Stock shares equal to one and one half percent (1.5%) of the number of shares of Class A Common Stock outstanding on that date in which the registration statement filed by the Company to effectuate the spin - off goes effective (February 2004). Pursuant to the agreement with Cornell Capital Partners, LP, the Company has registered for resale on Form SB-2, shares of Class A common stock with the Securities and Exchange Commission. The offering terminates 24 months after the Securities and Exchange Commission declared the registration statement effective.

         As discussed in Note 7, from March through May 2004, the Company issued four promissory notes payable to Cornell Capital Partners, LP totaling $1,000,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. It is anticipated that the notes, plus any accrued interest, will be paid through the issuance of Class A common shares registered for resale with Securities and Exchange Commission.

         As discussed in Note 8, the Company has entered into an Administrative Services Agreement whereby iVoice will provide the Company with services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, and other areas where the Company may need transitional assistance and support following the spin - off distribution. The agreement will generally extend for two years after the distribution, but may be terminated earlier under certain circumstances, including a default.

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

         The Company has also assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The terms of this obligation are further discussed in Note 8.

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

         CLASS A COMMON STOCK

         Class A Common Stock consists of the following as of June 30, 2004:
         10,000,000,000 shares of authorized common stock with a par value of $.00001, 8,880,189 shares were issued and 8,406,142 were outstanding. Of the total shares issued, 474,047 shares were being held in escrow for the purposes of facilitating the issuance of shares under the equity line of credit with Cornell Capital, LP and are not reflected as outstanding at June 30, 2004. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

         CLASS B COMMON STOCK

         Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Every holder of each outstanding share of the Class B Common Stock shall be entitled on each matter to cast the number of votes equal to one hundred Class A Common Stock shares. As of June 30, 2004, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

         CLASS C COMMON STOCK

         Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1 vote for every 1,000 shares. As of June 30, 2004, no shares were issued or outstanding.

         PREFERRED STOCK

         Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2004, no shares were issued or outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Trey's Condensed Consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows. The financial information included in this filing, however, is not necessarily indicative of what Trey's results of operations or financial position would have been had it operated as an independent company during the comparative period presented, nor is it necessarily indicative of its future performance as an independent company.

PLAN OF OPERATION
-----------------

Up until its acquisition of SWK, Inc. on June 2, 2004, the Company was engaged in the design, manufacture, and marketing of specialized telecommunication equipment. As a result of a spin-off transaction from iVoice, Inc., Trey was allocated the iVoice corporate assets, liabilities and expenses related to the Automatic Reminder software business. Trey Resources' plan of operation pursuant to its spin-off from its former parent company was to market and sell the Automatic Reminder software product. With the acquisition of SWK and as part of its plan to expand into new markets, Trey will focus on the business software and information technology consulting market, and is looking to roll-up other companies in this industry. SWK Technologies, Inc., Trey's wholly owned subsidiary and surviving company from the acquisition and merger with SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software. SWK Technologies also publishes its own proprietary supply-chain software. SWK Technologies sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

Management is uncertain that it can generate sufficient cash to sustain its operations in the next twelve months, or beyond. It is unclear whether the acquisition of SWK, Inc, will result in a reasonably successful operating business and can give no assurances that we will be able to generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern.

JUNE 30, 2004 COMPARED TO JUNE 30, 2003
---------------------------------------

Prior to our acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey were derived from the license of our automatic reminder and call initiating software products which address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. For the six-months ended June 30, 2004, the Company reported no revenue from the sale of our Automatic Reminder software. Total revenues for the sale of our Automatic Reminder software for the three and six-months periods ended June 30, 2003 were $850 and $1,350 respectively. Until February 11, 2004, the Automatic Reminder business had only operated as a division of iVoice, Inc. and had never operated on a stand-alone basis. The low sales volume of the Automatic Reminder business is attributable to the minimal resources made available by its former parent company for the sales and marketing of the automatic reminder and call initiating software products. Revenues for the three and six-months periods ended June 30, 2004, totaling $215,075 represent the sales of SWK Technologies, Inc, from June 2, 2004 (the date of acquisition) through June 30, 2004. As such, the entire increase in sales is due to the acquisition of SWK, Inc.

Except for negative gross profit for the three and six month periods ending June 30, 2004 of ($4,500) and ($6,750) respectively, from the Automatic Reminder business, resulting from the amortization of the original purchase price of the Automatic Reminder software reflected in the cost of sales, the entire gross profit for the three and six-months ended June 30, 2004 of $106,774 and $104,524 represent the gross profit of SWK Technologies, Inc. from June 2, 2004 (the date of acquisition) through June 30, 2004. As a percentage of sales, gross margin was 49.6% and 48.6% for the three and six month periods ending June 30, 2004. The three and six month periods ending June 30, 2003 reflect negative gross profit of ($4,085) and ($8,085) and are primarily the result of the amortization of the original purchase price of the Automatic Reminder software reflected in the cost of sales.

Total operating expenses were $326,568 and $1,176,974 for the three and six month periods ending June 30, 2004 respectively, an increase of $305,030 and $1,128,412 over the three and six-month periods ending June 30, 2003 which totaled $21,538 and $48,562 respectively. The increase in the three-month periods is primarily a result of $100,000 in consulting fees which were not incurred in the previous year's three month period, an increase in officers salary of $66,166 and the addition of operating expenses of $80,071 for SWK Technologies from June 2, 2004 (the date of acquisition) through June 30, 2004. The increase in operating expenses for the six-month period ending June 30, 2004, was the result of a $700,000 charge to expense representing $350,000 each due to Mark Meller, President of Trey Resources and Jerome Mahoney, Chairman of the Board for the successful completion of the spin-off of the company from its former parent; the $100,000 in consulting fees and increase in officers salary of $66,166 listed above and the addition of the one month of operations included as a result of the acquisition of SWK, Inc.

Other expenses for the three and six-months ended June 30, 2004 were $92,860 and $195,729 respectively, an increase of $92,481 and $191,205 over the three and six-month periods ending June 30, 2003. The increase reflects the write-off of financing costs of $83,580 in the current year three month period comprised of fees and market discount charged pursuant to the equity-line financing agreement with Cornell Capital Partners, LP. The current year six-month period includes a write of financing expenses of $146,580, and $35,000 debt discount on the Company's convertible debentures, which were previously capitalized until such time as the shares underlying the convertible debt were effectively registered. These items were not incurred in the same three-month period of the previous year.

Net loss for the three and six month periods ending June 30, 2004 was $312,654 and $1,268,179 respectively as compared to $26,002 and 61,171 for the three and six-month periods ending June 30, 2003. The increase in net loss for the respective periods was a result of the factors discussed above.

EMPLOYEES
---------

As of June 30, 2004, the Company had 13 employees, of which, 11 have been acquired in the SWK, Inc acquisition.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We are currently seeking additional operating income opportunities through potential acquisitions or investments similar to the transaction with SWK, Inc. Such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

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

In connection with the acquisition of SWK, Inc. Trey has assumed a total of $664,843 in liabilities and has borrowed an additional $35,000 from an unrelated third party. Of the liabilities assumed, a total of $216,372 has been repaid through June 30, 2004. On its audited financial statements for the year ending December 31, 2003, SWK, Inc, was issued a going concern opinion by its auditors who cited recurring losses, a deficiency of cash flows from operations and the lack of liquidity as the basis of their opinion.

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

On September 15, 2003, Trey entered into an employment agreement with Mr. Meller. He will serve as Trey's President and Chief Financial Officer for a term of five years. As consideration, Trey agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Meller provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Trey in each of the five prior calendar years (or shorter period during which Mr. Meller shall have been employed by Trey) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Meller shall also be paid the sum of $350,000 upon the completion of the Spin-Off. Except for the one-time payment of $350,000.

Mr. Mahoney and Mr. Meller have agreed to defer the receipt of the $350,000 payments owed to each of them for the successful completion of the spin-off until Management believes it has sufficient resources to fund these obligations.

During the six months ended June 30, 2004, Trey had a net increase in cash of $318,334. Trey's principal sources and uses of funds were as follows:

         CASH USED BY OPERATING ACTIVITIES. Trey used $1,323,513 in cash for operating activities in the six months ended June 30, 2004 an increase of $1,287,153 as compared to $36,360 in cash used for operating activities in the six months ended June 30, 2003. The increase is primarily the result of the loss from operations sustained by the Company in the current year six-month period.

         CASH PROVIDED BY INVESTING ACTIVITIES. Investing activities for the six months ended June 30, 2004 generated $27,21. Of this amount, $29,874 was received as a result of the acquisition of SWK, Inc, and was offset by the purchase of equipment totaling $2,659. For the six months ended June 30, 2003, the company had no cash related investing activities.

        CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the six months ended June 30, 2004 provided a total of $1,614,632 in cash. This total consisted of $1,000,000 in notes payable proceeds representing advances under the equity line of credit with Cornell Capital Partners and an additional unsecured borrowing of $35,000 from an unrelated party. The company also borrowed a total of $793,779 from related parties which represented salaries, expense reimbursements, interest on unpaid obligations and two one-time payments of $350,000 each to Mr. Mahoney and Mr. Meller the payment of which has been deferred until such time as Management believes it has sufficient resources to fund these obligations.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange Act as of June 30, 2004. Based upon that evaluation required by paragraph ss.240.13a-15 or 240.15d-15, the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

CHANGES IN INTERNAL CONTROLS.
-----------------------------

There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

         3.1 Third Amended and Restated Certificate of Incorporation for Trey Resources, Inc.

         10.11 Employment Agreement, dated June 2, 2004, between SWK Technologies, Inc., and Lynn Berman.

         10.12 Employment Agreement, dated June 2, 2004, between SWK Technologies, Inc., and Jeffrey Roth.

         10.13 Employment Agreement, dated June 2, 2004, between SWK Technologies, Inc., and Gary Berman.

         31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

     b) Reports on Form 8-K:

         On a Current Report on Form 8-K dated June 2, 2004, the Registrant disclosed that it had acquired all of the issued and outstanding capital stock of SWK, Inc. ("SWK"), a New Jersey based information technology company, pursuant to an Acquisition Agreement dated June 1, 2004 (the "Acquisition Agreement") by and among the Registrant, SWK and SWK's shareholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


Trey Resources, Inc.

By: /s/ Mark Meller                        Date:     August 12, 2004
    ----------------------------------------------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mark Meller                        Date:     August 12, 2004
    ----------------------------------------------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS

         3.1 Third Amended and Restated Certificate of Incorporation for Trey Resources, Inc.

         10.11 Employment Agreement, dated June 2, 2004, between SWK Technologies, Inc., and Lynn Berman.

         10.12 Employment Agreement, dated June 2, 2004, between SWK Technologies, Inc., and Jeffrey Roth.

         10.13 Employment Agreement, dated June 2, 2004, between SWK Technologies, Inc., and Gary Berman.

         31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002