Form 10QSB
period 2004-09-30
TREY INDUSTRIES INC
filed 2004-11-15
CIK 1236275

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________


         Commission file number:  000-50302




                              TREY RESOURCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



DELAWARE                                                         16-1633636
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


293 EISENHOWER PARKWAY
LIVINGSTON, NJ                                                        07039
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code:  (973) 422-9644

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

Number of shares of Class A, common stock, par value $.00001, outstanding as of November 15, 2004: 23,158,573

================================================================================

                              TREY RESOURCES, INC.
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004



                                TABLE OF CONTENTS
                                -----------------



                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Balance Sheet - September 30, 2004 (Unaudited)               2

                  Statements of Operation -
                  For the three and nine months ended September 30,
                  2004 and 2003                                                3

                  Statements of Cash Flows -
                  For the nine months ended September 30, 2004 and 2003    4 - 5

                  Notes to Financial Statements                           6 - 14

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    15 - 20

         Item 3.  Controls and Procedures                                     21




PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            22

                       TREY RESOURCES, INC. and SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2004

                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $   458,935
Accounts receivable, net                                                175,994
Other receivables                                                         7,092
Prepaid expenses                                                         21,348
                                                                    -----------
       Total current assets                                             658,369
                                                                    -----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,271        77,836

OTHER ASSETS
Goodwill                                                              1,008,041
Deposits and other assets                                                36,357
                                                                    -----------
       Total other assets                                             1,044,398
                                                                    -----------

TOTAL ASSETS                                                        $ 1,780,603
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable and accrued expenses                               $   394,564
Deferred revenue                                                         12,605
Obligations under capital leases - current portion                       11,670
5% Convertible Debentures - Note 6                                       24,000
Notes payable - Note 7                                                  997,185
Due to related parties - current portion - Note 8                     1,597,649
                                                                    -----------
         Total current liabilities                                    3,037,673
                                                                    -----------
LONG TERM DEBT
Due to related parties - non-current                                     36,248
Obligations under capital leases - non-current                           13,381
                                                                    -----------
          Total long-term debt                                           49,629

         Total liabilities                                            3,087,302
                                                                    -----------
COMMITMENTS AND CONTINGENCIES - Note 9                                     --

STOCKHOLDERS' DEFICIENCY
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                      --
Common stock:
  Class A - par value $.00001; authorized 10,000,000,000 shares;
     13,170,156 shares issued and outstanding                               132
  Class B - par value $.00001; authorized 50,000,000 shares;
     no shares issued and  outstanding                                     --
  Class C - par value $.00001; authorized 20,000,000 shares;
     no shares issued and  outstanding                                     --
Additional paid in capital                                            1,174,957
Accumulated deficit                                                  (2,481,788)
                                                                    -----------
         Total stockholders' deficiency                              (1,306,699)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $ 1,780,603


The accompanying notes are an integral part of the condensed consolidated financial statements.

                       TREY RESOURCES, INC. and SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         For the Three Months Ended          For the Nine Months Ended
                                                                September 30,                       September 30,
                                                       ------------------------------      ------------------------------
                                                           2004              2003              2004              2003
                                                       ------------      ------------      ------------      ------------
SALES, net                                             $    577,064      $       --        $    792,139      $      1,350

COST OF SALES                                               294,535             4,500           405,086            13,935
                                                       ------------      ------------      ------------      ------------

GROSS PROFIT (LOSS)                                         282,529            (4,500)          387,053           (12,585)
                                                       ------------      ------------      ------------      ------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                        101,739              --             138,022               298
    General and administrative expenses                     637,645           107,999         1,776,166           155,839
    Depreciation and amortization                             6,525              --               8,695               424
                                                                         ------------      ------------      ------------
Total selling, general and administrative expenses          745,909           107,999         1,922,883           156,561
                                                       ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                       (463,380)         (112,499)       (1,535,830)         (169,146)
                                                       ------------      ------------      ------------      ------------

OTHER INCOME\(EXPENSE)
    Write-off of financing costs                            (41,897)             --            (223,477)             --
    Other Income                                               --                --                 423              --
    Interest expense                                        (16,649)          (11,629)          (31,221)          (16,153)
                                                       ------------      ------------      ------------      ------------
Total other income\(expense)                                (58,546)          (11,629)         (254,275)          (16,153)
                                                       ------------      ------------      ------------      ------------

LOSS OPERATIONS BEFORE INCOME TAXES                        (521,926)         (124,128)       (1,790,105)         (185,299)

PROVISION FOR INCOME TAXES                                     --                --                --                --
                                                                                                             ------------

NET LOSS                                               $   (521,926)     $ (124,128) $       (1,790,105)     $   (185,299)
                                                       ============      ============      ============      ============


NET LOSS PER COMMON SHARE
    Basic                                              $      (0.05)     $      (0.04)     $      (0.26)     $      (0.06)
                                                       ============      ============      ============      ============
    Diluted                                            $      (0.05)     $      (0.04)     $      (0.26)     $      (0.06)
                                                       ============      ============      ============      ============





The accompanying notes are an integral part of the condensed consolidated financial statements.

                       TREY RESOURCES, INC. and SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               For the Nine Months Ended
                                                                      September 30,
                                                             ------------------------------
                                                                 2004              2003
                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITES
   Net loss                                                  $ (1,790,185)     $   (185,299)
   Adjustments to reconcile net loss to net cash used in
     operating activities, net of effects of acquisition
   Depreciation and amortization                                   14,996            13,924
   Debt issue costs                                                55,000              --
   Common stock issued for services                                43,600              --
   Common stock issued for interest expense                         9,163              --
   Discount on common stock conversions                            21,224              --
   Changes in certain assets and liabilities:
           Accounts receivable                                    (98,802)             --
           Accounts payable and accrued liabilities              (111,666)          118,636
           Deferred revenue                                       (41,708)             --
           Other assets                                            38,523              --
                                                             ------------      ------------
Total cash used in operating activities                        (1,859,775)          (52,739)
                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                              (7,641)             --
   Net cash acquired in acquisition of SWK, Inc.                   29,874              --
                                                             ------------      ------------
Total cash provided by investing activities                        22,233              --
                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                       400,000              --
   Proceeds from related party loans                            1,151,204             6,486
   Repayment of related party loans                                (3,094)          (77,350)
   Proceeds from notes payable                                  1,385,000              --
   Repayment of notes payable                                    (426,037)             --
   Repayment of debt assumed in acquisition                      (216,372)             --
   Repayment of capital leases                                     (3,771)             --
   Sale of convertible debentures                                    --             140,000
                                                             ------------      ------------
Total cash provided by financing activities                     2,286,930            69,136
                                                             ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         449,387            16,397

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     4,548              --
                                                                               ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $    453,935      $     16,397
                                                             ============      ============


CASH PAID DURING THE PERIOD FOR:
   Interest expense                                          $      2,437      $       --
                                                             ============      ============
   Income taxes                                              $       --        $       --
                                                             ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                       TREY RESOURCES, INC. and SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the Nine Months Ended September 30, 2004:
---------------------------------------------

a) During the nine months ended September 30, 2004, the Company issued 45,000 shares of Class A common stock for commitment fees pursuant to the Equity Line of Credit with Cornell Capital valued at $18,000.

b) During the nine months ended September 30, 2004, the Company issued 20,000 shares of Class A common stock for placement agent fees pursuant to the Equity Line of Credit with Cornell Capital valued at $8,000.

c) During the nine months ended September 30, 2004, the Company issued 110,000 shares of Class A common stock as compensation for services valued at $17,600.

d) On June 2, 2004, the Company issued 2,750,000 shares of Class A common stock pursuant to the acquisition and merger agreement with SWK Inc., valued at $550,000.

e) During the nine months ended September 30, 2004, the Company issued 5,130,480 shares of Class A common stock with a total value of $425,248. Of this amount, $400,000 was for repayment of principal and $4,024 in interest on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $21,224 represents discount on conversions of the principal and interest on the advances on the equity line to common stock.

f) During the nine months ended September 30, 2004, the Company issued 2,207,328 shares of its Class A common stock for the repayment of $116,000 in principal and $5,138 in interest on its 5% Convertible Debentures.

For the Nine Months Ended September 30, 2003:
---------------------------------------------

a) On March 31, and on September 19, 2003 the Company issued $40,000 and $100,000 respectively, of its 5% Convertible Debentures with a 20% beneficial conversion feature. The beneficial conversion has been recorded as a prepaid financing cost until such time as the Company's Class A common stock into which the debentures are convertible is registered. Upon effective registration of the Company's common stock, any amounts capitalized as beneficial conversion feature was charged to expense in accordance with EITF Issue 98-5.


The accompanying notes are an integral part of the condensed consolidated financial statements

                       TREY RESOURCES, INC. and SUBSIDIARY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2004 AND 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

        Description of business
        -----------------------
        Trey Resources, Inc. (the "Company"), was incorporated in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice, Inc. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company.

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

        Prior to its spin-off from iVoice in February 2004, the Company has traditionally operated as a non-reporting component of iVoice, Inc. and accordingly, the results of operations, and cash flows of the Company for the nine-month period ending September 30, 2003, have been derived from the condensed consolidated financial statements and accounting records of iVoice, Inc.; reflect significant assumptions and allocations and do not necessarily reflect the financial position of Trey Resources, Inc., had it been a stand-alone Company for that period.

        On June 2, 2004, the Company completed its acquisition of SWK, Inc through a merger into its wholly owned subsidiary SWK Technologies, Inc. As such, the condensed consolidated statement of operations for the three and nine-month period ending September 30, 2004, include the operations of SWKT from June 2, 2004 (the date of acquisition) though September 30, 2004.

        The result of operations for the three and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2003. References to the "Company," "we," "us" and "our" refer to Trey Resources, Inc. and its subsidiary.

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

        Cash and Cash Equivalents
        -------------------------
        The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash or cash equivalents. For financial statement purposes, cash in demand deposit accounts, money market accounts and all highly liquid investments with an initial maturity of less than three months, when purchased, are considered to be cash equivalents.

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

        Income Taxes
        ------------
        The Company utilizes Financial Accounting Standards Board ("FASB") Statement No. 109, "Accounting for Income Taxes" which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities and net operating losses that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. As of September 30, 2004, a valuation allowance has been established to reduce deferred tax assets to $0, the amount expected to be realized.

        Earnings Per Share
        ------------------
        SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS").

        The computation of basic EPS is computed by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for the three and nine month periods ending September 30, 2004. The number of shares used in the calculation for the three and nine month periods ending September 30, 2003, assumes the shares issued in connection with the Company's spin - off from iVoice, Inc. were issued and outstanding for those respective periods. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

        The shares used in the computations are as follows:

                                        Three Months Ended         Nine Months Ended
                                           September 30,              September 30,
                                     ------------------------   ------------------------
                                        2004          2003         2004          2003
                                     ----------    ----------   ----------    ----------
        Basic and Diluted purposes   11,078,874     3,000,000    6,952,872     3,000,000

NOTE 3 - ACQUISITIONS

        On June 2, 2004, Trey Resources, Inc. ("Trey") acquired all of the issued and outstanding capital stock of SWK, Inc. ("SWK"), a New Jersey based information technology company, pursuant to an Acquisition Agreement dated as of June 2, 2004 (the "Acquisition Agreement") among Trey, SWK and SWK's shareholders.

        Pursuant to the Agreement and Plan of Merger and Reorganization dated as of June 2, 2004 (the "Merger Agreement"), among Trey, SWK and SWK Technologies, Inc., a newly formed wholly owned subsidiary of Trey, SWK was merged with and into SWKT, with SWKT surviving and continuing as a wholly-owned subsidiary of Trey. The Company recorded total consideration for the acquisition of $577,437 comprised of estimated acquisition costs of $27,437 and 2,750,000 Class A common stock of Trey Resources, Inc. valued at $550,000. This consideration has been allocated to the tangible and identifiable intangible assets acquired according to their respective estimated fair values, with the excess purchase consideration being allocated to goodwill at the closing of the transaction.

NOTE 4 - GOING CONCERN

        The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

        The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceeded current assets by approximately $2.4 million as of September 30, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

        These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 5 - GOODWILL

        As of September 30, 2004, goodwill amounted to $1,008,041, which represented amounts paid in excess of the fair market value of the acquired assets and liabilities assumed of SWK, Inc.

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

        As of September 30, 2004, $116,000 in principal and $5,138 in interest had been converted into 322,424 shares of Trey's Class A common stock. Total outstanding principal balance of the 5% convertible debentures at September 30, 2004 was $24,000, plus accrued interest of $2,092

NOTE 7- NOTES PAYABLE

        From March through August 30, 2004, the Company issued five promissory notes payable to Cornell Capital Partners, LP totaling $1,350,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. At September 30, 2004, $400,000 in principal and $4,024 in interest was repaid through the issuance of 5,130,480 shares of Class A common stock. At September 30, 2004, a balance of $950,000 remained outstanding.

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

        On June 3, and June 30, 2004, SWK Technologies, Inc. entered into two unsecured promissory notes totaling $25,000 and $35,000 respectively with Wass Associates, a New York General partnership. The unsecured notes bear interest at 6% per annum and are due in full together with unpaid interest on December 31, 2004. At September 30, 2004, the outstanding balance payable to Wass Associates totaled $47,185.

NOTE 8 - DUE TO RELATED PARTIES

        For the nine months ended September 30, 2003, the Company was allocated $13,500 for the amortization of the original purchase price of the Automatic Reminder software, operating costs of $4,159 and interest expense of $1,151 by its former parent company iVoice, Inc. The general corporate expenses allocation is primarily for cash management, selling expenses, legal, accounting, tax, insurance, public relations, advertising, and human resources. Some of these operating expenses have been incurred by iVoice and represent costs specifically related to the operation and spin-off of Trey from iVoice. Management believes the costs of these services charged are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand - alone company.

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

        Pursuant to the employment contract dated January 1, 2003 between the Company and Jerome Mahoney, the Chairman of the Board, Mr. Mahoney is to receive a salary of $180,000 per year subject to 10% increases every year thereafter as well as a monthly auto allowance of $800 and a monthly expense allowance of $600. Also, pursuant to the employment contract with Mr. Mahoney, upon completion of the spin-off from its former parent company, iVoice, Inc., which occurred on February 11, 2004, Mr. Mahoney is entitled to receive a one-time payment of $350,000.

        Total amounts owed to Mr. Mahoney at September 30, 2004, representing unpaid salary, expense allowance, the one-time payment in connection with the spin-off, liabilities assumed in the spin-off transaction and interest on the liabilities assumed in the spin-off totaled $926,569.

        Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, President of Trey Resources, upon completion of the spin-off from its former parent company, iVoice, Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000. Additionally, Mr. Meller is to receive salary, auto allowance and monthly expense reimbursements. Mr. Meller, at his option has, deferred payment of much of his compensation until such time as adequate cash resources exist to satisfy these obligations. Total unpaid salary, expense allowances, the one-time payment in connection with the spin-off remaining unpaid at September 30, 2004 amounted to $661,835.

        In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At

        September 30, 2004, the outstanding balance to Mr. Berman was $22,746.

        In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At September 30, 2004, the outstanding balance to Ms. Berman was $22,746.


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

        As discussed in Note 7, from March through May 2004, the Company issued five promissory notes payable to Cornell Capital Partners, LP totaling $1,350,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. It is anticipated that the notes, plus any accrued interest, will be paid through the issuance of Class A common shares registered for resale with Securities and Exchange Commission.

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

        Kevin Whalen, a former officer of iVoice, is owed $69,500 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. This amount shall be convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date.

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

        CLASS A COMMON STOCK

        Class A Common Stock consists of the following as of September 30, 2004:
        10,000,000,000 shares of authorized common stock with a par value of $.00001, 13,170,156 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

        For the nine-month period ending September 30, 2004, the company had the following transactions in its Class A common stock:

            o In connection with the spin-off from its former parent company iVoice, Inc., the Company issued 2,907,248 Class A common shares on February 13, 2004. This amount represents one share of Trey Resources, Inc. Class A common stock for every 1,793 shares of iVoice Class A common stock held as of the record date of February 9, 2004.

            o The Company issued 45,000 shares of Class A common stock for commitment fees pursuant to the Equity Line of Credit with Cornell Capital valued at $18,000.

            o The Company issued 20,000 shares of Class A common stock for placement agent fees pursuant to the Equity Line of Credit with Cornell Capital valued at $8,000.

            o The Company issued 110,000 shares of Class A common stock as compensation for services valued at $17,600.

            o The Company issued 2,750,000 shares of Class A common stock pursuant to the acquisition and merger agreement with SWK Inc, valued at $550,000.

            o The Company issued 5,130,480 shares of Class A common stock with a total value of $425,248. Of this amount, $400,000 was for repayment of principal and $4,024 in interest on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $21,224 represents discount on conversions of the principal and interest on the advances on the equity line to common stock.

            o The Company issued 2,207,328 shares of its Class A common stock for the repayment of $116,000 in principal and $5,138 in interest on its 5% Convertible Debentures.

        CLASS B COMMON STOCK

        Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 1 with respect to Class A Common Stock. As of September 30, 2004, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

        CLASS C COMMON STOCK

        Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1 vote for every 1,000 shares. As of September 30, 2004, no shares were issued or outstanding.

        PREFERRED STOCK

        Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2004, no shares were issued or outstanding.

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

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing as well as our audited consolidated statements and related notes for the year ending December 31, 2003 filed with Form 10-KSB. The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements

Recent Developments
-------------------

On September 28, 2004, the Company announced that it has entered into a letter of intent to sell its appointment reminder software and assorted intellectual property relating to the technology to Laser Energetics, Inc. The transaction is subject to the completion of favorable due diligence, the signing of a definitive agreement and customary closing conditions.

On August 10, 2004, the Company announced it had signed a letter of intent to acquire Business Tech Solutions Group, Inc. (BTSG), a New Jersey-based information technology company and value-added reseller of Best Software's category leading BusinessWorks accounting software. The transaction closed on November 11, 2004.

New Products
------------

The Company recently announced its subsidiary, SWK Technologies, Inc, has developed five different proprietary enhancements that seamlessly integrate with Best Software's market-leading MAS 90 and MAS 200 accounting software packages. These enhancements are now available for sale. The new software tools relate to workflow processing of financial transactions. The utilities enable users to more easily and quickly enter transactions, cancel them, credit and cancel orders and more efficiently manage warehouse operations. The products were all developed in-house by SWK. The enhancements were developed with the specific purpose of increasing the functionality of MAS 90 and MAS 200 as increased functionality translates into ease of use and increased productivity.

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

September 30, 2004 compared to September 30, 2003
-------------------------------------------------

Prior to our acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey were derived from the license of our automatic reminder and call initiating software products which address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. For the six-months ended June 30, 2004, the Company reported no revenue from the sale of our Automatic Reminder software. Total revenues for the sale of our Automatic Reminder software for the three and nine month periods ended September 30, 2003 were $0 and $1,350, respectively. Until February 11, 2004, the Automatic Reminder business had only operated as a division of iVoice, Inc. and had never operated on a stand-alone basis. The low sales volume of the Automatic Reminder business is attributable to the minimal resources made available by its former parent company for the sales and marketing of the automatic reminder and call initiating software products. Revenues for the three and nine-months periods ended September 30, 2004, totaling $577,064 and $792,139 respectively, represent the sales of SWK Technologies, Inc, from June 2, 2004 (the date of acquisition) through September 30, 2004. As such, the entire increase in sales is due to the acquisition of SWK, Inc.

Except for negative gross profit for the nine month periods ending September 30, 2004 of ($6,750) from the Automatic Reminder business comprised of the amortization of the original purchase price of the Automatic Reminder software reflected in the cost of sales, the entire gross profit for the three and nine-months ended September 30, 2004 of $282,529 and $387,053 represent the gross profit of SWK Technologies, Inc. from June 2, 2004 (the date of acquisition) through September 30, 2004. As a percentage of sales, gross margin was 49.0% and 48.9% for the three and nine month periods ending September 30, 2004. The three and nine month periods ending September 30, 2003 reflect negative gross profit of ($4,500) and ($12,585) and are the result of the amortization of the original purchase price of the Automatic Reminder software reflected in the cost of sales.

Total operating expenses were $745,909 and $1,922,883 for the three and nine month periods ending September 30, 2004 respectively, an increase of $637,910 and $1,766,322 over the three and nine-month periods ended September 30, 2003 which totaled $107,999 and $156,561 respectively. The increase in the three-month period is primarily the result of a $286,334 charge for retroactive salary, auto allowance and monthly expense reimbursements for Mark Meller pursuant to his employment contract which were not incurred in the previous year's three month period, an increase in officers salary of $54,000 and the addition of operating expenses of $207,837 for SWK Technologies. The increase in operating expenses for the nine-month period ending September 30, 2004, was the result of a $700,000 charge to expense representing $350,000 each due to Mark Meller, President of Trey Resources and Jerome Mahoney, Chairman of the Board for the successful completion of the spin-off of the company from its former parent; a $286,334 charge for retroactive salary, auto allowance and monthly expense reimbursements for Mark Meller; an increase in of $100,000 in consulting fees and increase in officers salary of $63,000 and the addition of $295,908 in operating expenses of SWK Technologies from June 2, 2004 (the date of acquisition) through September 30, 2004.

Other expenses for the three and nine-months ended September 30, 2004 were $58,546 and $254,275 respectively, an increase of $46,917 and $238,122 over the three and nine month periods ending September 30, 2003. The increase reflects the write-off of financing costs of $41,897 in the current year three month period comprised of fees and market discount charged pursuant to the equity-line financing agreement with Cornell Capital Partners, LP. The current year nine-month period includes a write of financing expenses of $188,477, and $35,000 debt discount on the Company's convertible debentures, which were previously capitalized until such time as the shares underlying the convertible debt were effectively registered. These items were not incurred in the same three-month period of the previous year.

Net loss for the three and nine month periods ending September 30, 2004 was $521,926 and $1,790,105 respectively as compared to $124,128 and 185,299 for the three and nine-month periods ending September 30, 2003. The increase in net loss for the respective periods was a result of the factors discussed above.

Operating Results of SWK Technologies, Inc.
-------------------------------------------

SWK Technologies, Inc., a wholly owned subsidiary of Trey Resources acquired on June 2, 2004, is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software. SWK Technologies also publishes its own proprietary supply-chain software. Excluding the operating results of the parent company Trey Resources, which is comprised of operating expenses that predominately include executive salaries and professioanl fees associated with the spin off of Trey Resources from iVoice, Inc. , SWK Technologies, has produced positive operating results since its acquisition date. For the three months ended September 30, 2004 and the period from June 2, 2004 (date of acquisition) through September 30 2004, the summarized operating results of SWK Technologies, Inc., are as follows:

                                    Three Months Ended    June 2, 2004 (acquisition date)
                                    September 30, 2004      through September 30, 2004
                                    ------------------      --------------------------
            Revenues                      $577,064                $792,139

            Gross Profit                  $286,082                $393,803
            Income from operations        $ 65,692                $ 97,696

Employees
---------

As of September 30, 2004, the Company had 14 employees, of which, 12 have been acquired in the SWK, Inc. acquisition.

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

In connection with the acquisition of SWK, Inc. Trey has assumed a total of $664,843 in liabilities and has borrowed an additional $35,000 from an unrelated third party. Of the liabilities assumed, a total of $216,372 has been repaid. On its audited financial statements for the year ending December 31, 2003, SWK, Inc, was issued a going concern opinion by its auditors who cited recurring losses, a deficiency of cash flows from operations and the lack of liquidity as the basis of their opinion.

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

Kevin Whalen is owed $69,500 in amounts due for unpaid salary from iVoice. This amount is related to services provided to iVoice and unrelated to the operations of Trey. However, because Mr. Whalen assisted in the preparation of the financial statements and footnotes related to the spin-off, Trey assumed this obligation to Kevin Whalen. This amount shall be convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date.

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

During the nine months ended September 30, 2004, Trey had a net increase in cash of $453,935. Trey's principal sources and uses of funds were as follows:

        CASH USED IN OPERATING ACTIVITIES. Trey used $1,859,775 in cash for operating activities in the nine months ended September 30, 2004 an increase of $1,807,036 as compared to $52,739 in cash used for operating activities in the nine months ended September 30, 2003. The increase is primarily the result of the loss from operations sustained by the Company in the current year nine-month period.

        CASH PROVIDED BY INVESTING ACTIVITIES. Investing activities for the nine months ended September 30, 2004 generated $22,233. Of this amount, $29,874 was received as a result of the acquisition of SWK, Inc., and was offset by the purchase of equipment totaling $7,641. For the nine months ended September 30, 2003, the company had no cash related investing activities.

        CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the nine months ended September 30, 2004 provided a total of $2,286,930 in cash. This total consisted of $1,350,000 in note payable proceeds representing advances under the equity line of credit with Cornell Capital Partners and an additional unsecured borrowing of $35,000 from an unrelated party. The company also borrowed a total of $1,151,204 from related parties which primarily represented salaries, expense reimbursements, interest on unpaid obligations and two one-time payments of $350,000 each to Mr. Mahoney and Mr. Meller the payment of which has been deferred until such time as Management believes it has sufficient resources to fund these obligations.


ITEM 3.     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.
-------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) under the Exchange Act as of September 30, 2004. Based upon that evaluation required by paragraph ss.240.13a-15 or 240.15d-15, the Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

        31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002

b) Reports on Form 8-K:

        The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission dated August 13, 2004, announcing the financial results for the Company for the three and six month periods ending June 30, 2004.

        The Company filed an Amended Report on Form 8-K/A Amendment No. 1 with the Securities and Exchange Commission dated June 2, 2004, to properly file, as required by and for the periods specified in Rule 3-05(b) of Regulation S-X, the audited financial statements of SWK, Inc., which the Company acquired on June 2, 2004; and the proforma financial statements of the Company specified in Article 11 of Regulation S-X.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


Trey Resources, Inc.

By: /s/ Mark Meller                        Date:     November 15, 2004
    ------------------------------------------------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mark Meller                        Date:     November 15, 2004
    ------------------------------------------------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

                                Index of Exhibits


        31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002