Form 10KSB
period 2004-12-31
TREY INDUSTRIES INC
filed 2005-03-31
CIK 1236275

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2004

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              TREY RESOURCES, INC.
                 (Name of small business issuer in its charter)


           DELAWARE                                    16-1633636
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

  293 EISENHOWER PARKWAY, LIVINGSTON, NJ                               07039
 (Address of principal executive offices)                           (Zip Code)

Issuer's telephone number (973) 758-9555

         Securities registered under Section 12(b) of the Exchange Act:
                                     None.

         Securities registered under Section 12(g) of the Exchange Act:
                          Class A Common, No Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $1,703,281

As of March 21, 2005, the Registrant had 54,578,072 shares of Class A, $.00001 par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $1,473,608

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

================================================================================

                                     PART I

Item 1. Description of business                                                3
Item 2. Description of property                                               15
Item 3. Legal proceedings                                                     16
Item 4. Submission of matters to a vote of security holders                   16

                                     PART II

Item 5. Market for common equity and related stockholder matters.             16
Item 6. Management's discussion and analysis or plan of operations.           21
Item 7. Financial statements                                                  27
Item 8A. Controls & Procedures                                                27

                                    PART III

Item 9. Directors, executive officers, promoters and control persons,
        compliance with Section 16(a) of the Exchange Act                     29
Item 10.Executive compensation.                                               30
Item 11.Security ownership of certain beneficial owners and management        32
Item 12.Certain relationships and related transactions                        35

                                     PART IV

Item 13.Exhibits and reports on Form 8-K                                      39
Item 15. Principal Accountant Fees and Services                               42

                                     PART I

ITEM 1. BUSINESS
        --------

BACKGROUND

         Trey Resources, Inc. (the "Company"), was incorporated as iVoice Acquisition 1, Inc. in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). On April 24, 2003, we changed our corporate name from iVoice Acquisition 1, Inc. to Trey Industries, Inc. On September 5, 2003, we changed our corporate name to Trey Resources, Inc. On February 13, 2004, Trey Resources, Inc. became an independent public company when all the shares owned by iVoice, Inc. were distributed to the iVoice shareholders. In March 2004, Trey Resources, Inc. began trading on the OTC Bulletin Board under the symbol TYRIA.OB.

         Trey initially owned iVoice's Automatic Reminder software business. That software was sold in November 2004, and Trey is no longer engaged in the sale of Automatic Reminder software. During 2004, we consummated business combinations with two companies that are consultants and value added resellers of financial accounting software to small and medium sized businesses. One company is also the publisher of its own proprietary electronic data interchange
(EDI) software.

         In June 2004, Trey Resources' wholly-owned subsidiary, SWK Technologies, Inc., completed a merger with SWK, Inc. SWK, Inc. was a value added reseller and master developer for Best Software's MAS 90/200/500 financial accounting software, and was also the publisher of its own proprietary EDI software, "MAPADOC." As a result of the merger, SWK, Inc.'s shareholders were issued, in exchange for all of the common stock of SWK, Inc., 2,750,000 restricted shares of Trey Resources' Class A Common Stock.

         In November 2004, Trey Resources' wholly-owned subsidiary, BTSG Acquisition Corp. completed the acquisition of certain assets of Business Tech Solutions Group, Inc. Business Tech Solutions Group, Inc. was a value added reseller for Best Software's BusinessWorks financial accounting software. As a result of the merger, Business Tech Solutions Group, Inc.'s shareholder was issued, in exchange for selected assets of Business Tech Solutions Group, Inc., 648,149 restricted shares of Trey Resources' Class A Common Stock.

         Our principal offices and facilities are located at 293 Eisenhower Parkway, Livingston, NJ 07039 and our telephone number is (973) 758-9555.

GENERAL

         We are business consultants for small and medium sized businesses and value-added resellers and developers of financial accounting software. We also publish our own proprietary EDI software. We are a leader in financial accounting solutions across a broad spectrum of industries focused on manufacturing and distribution. We specialize in software integration and deployment, programming, and training and technical support, aimed at improving the financial reporting and operational efficiencies of small and medium sized companies. The sale of our financial accounting software is concentrated in the northeastern United States, while our EDI software and programming services are sold to corporations nationwide.

         We differentiate ourselves from traditional software resellers through our wide range of value-added services, consisting primarily of programming, training, technical support, and other consulting and professional services. We also provide software customization, data migration, business consulting, and implementation assistance for complex design environments. Our strategic focus is to respond to our customers' requests for interoperability and provide solutions that address broad, enterprise-wide initiatives.

         Our product sales are cyclical, and increase when the developer of a specific software product offers new versions, promotions or discontinues support of an older product.

         As is common among software resellers, we purchase our products from our suppliers with a combination of cash and credit extended by the supplier. We do not carry significant inventory, and generally place an order with the supplier only after receiving a firm commitment from our customer. Except in unusual situations, we do not allow our customers to return merchandise and rarely offer extended payment terms to our customers.

PRODUCTS

         Substantially all of our initial sales of financial accounting solutions consist of prepackaged software and associated services to customers in the United States. Our sales are focused on three major product categories and associated value-added services.

Financial Accounting Software.
------------------------------

         More than 40% of our total revenue is generated from the resale of accounting software published by Best Software, Inc. (Best) for the financial accounting requirements of small and medium sized businesses focused on manufacturing and distribution, and the delivery of related services from the sales of these products. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to accounting, including financial reporting, accounts payable and accounts receivable, and inventory management.

         We provide a variety of services along with our financial accounting software sales to assist our customers in maximizing the benefits from these software applications. These services include training, technical support, and professional services. We have 5 employees who serve as class instructors and have formal, specific training in the topics they are teaching. We can also provide on-site training services that are highly tailored to meet the needs of a particular customer. Our instructors must pass annual subject-matter examinations required by Best to retain their product-based teaching certifications.

         We provide end-user technical support services through our support/help desk. A staff of 3 full-time product and technology consultants assist customers calling with questions about product features, functions, usability issues, and configurations. The support/help desk offers services in a variety of ways, including prepaid services, time and materials billed as utilized, and annual support contracts. Customers can communicate with the support/help desk through e-mail, telephone, and fax channels. Standard support/help desk services are offered during normal business hours 5 days per week.

         Our professional services include project-focused offerings such as software customization, data migration, and small and medium sized business consulting. We have 4 project managers who provide professional services to our financial accounting customers.

Electronic Data Interchange (EDI) Software.
-------------------------------------------

         We publish our own proprietary EDI software, "MAPADOC." EDI can be used to automate existing processes, to rationalize procedures and reduce costs, and to improve the speed and quality of services. Because EDI necessarily involves business partners, it can be used as a catalyst for gaining efficiencies across organizational boundaries.

         Our MAPADOC EDI solution is a fully integrated EDI solution that provides users of Best Software's market-leading MAS family of accounting software products with a feature rich product that is easy to use. MAPADOC provides the user with dramatically decreased data entry time, elimination of redundant steps, the lowering paper and postage costs, the reduction of time spent typing, signing, checking and approving documents and the ability to self-manage EDI and to provide a level of independence that saves time and money.

         We market our MAPADOC solutions to our existing and new small and medium-sized business customers, and through a network of resellers. As of December 31, 2004, we have a sales team and 5 dedicated technical specialists involved in marketing and supporting sales of the MAPADOC product and associated services.

Warehouse Management Systems.
-----------------------------

         We are resellers of the Warehouse Management System (WMS) software published by Radio Beacon, Inc. Radio Beacon Inc. develops warehouse management software for mid-market distributors. The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions. Directed picking, directed replenishment, and directed putaway are the key to WMS. The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However, the basic WMS will use a combination of item, location, quantity, unit of measure, and order information to determine where to stock, where to pick, and in what sequence to perform these operations.

         The Radio Beacon(TM) warehouse management software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. Radio Beacon works as part of a complete operational solution by integrating seamlessly with RF hardware, accounting software, shipping systems and warehouse automation equipment.

         We market the Radio Beacon solution to our existing and new small and medium-sized business customers. As of December 31, 2004, we have 5 dedicated salespeople and 2 dedicated technical specialists involved in marketing and supporting sales of the Radio Beacon product and associated services.

Network Services and Business Consulting.
----------------------------------------

         We provide network maintenance and service upgrades for our business clients. We are a Microsoft Solutions Provider. Our staff includes engineers who maintain certifications from Microsoft and Best Software. They are Microsoft Certified Systems Engineers and Microsoft Certified Professionals, and they provide a host of services for our clients, including server implementation, support and assistance, operation and maintenance of large central systems, technical design of network infrastructure, technical troubleshooting for large scale problems, network and server security, and backup, archiving, and storage of data from servers. There are numerous competitors, both larger and smaller, nationally and locally, with whom we compete in this market.

         We also provide, as consultants, the information technology (IT) audit required by Section 404 of the Sarbanes Oxley Act of 2002. Section 404 (SOX 404) requires CEOs, CFOs, and outside auditors to attest to the effectiveness of internal controls for financial reporting. To satisfy Section 404 requirements, CEO's, CFO's, and outside auditors must sign off on company's internal controls. They need to know that the company can document its adherence to IT procedures and processes, and that IT processes supporting financial management systems are well controlled. Our qualified staff of certified network engineers and certified public accountants allows us to provide these audits to small and medium sized publicly-traded corporations. Our competition to render these services includes accounting firms and independent information technology consultants like ourselves.

MARKETS

Financial Accounting Software.
-----------------------------

         In the financial accounting software market, we focus on providing enterprise solutions to small- and medium-sized businesses ("SMB") with under one hundred million dollars of annual revenue, primarily in the manufacturing and distribution industries. The SMB market is comprised of thousands of companies in the New York region alone.

         While several local and regional competitors exist in the various geographic territories where we conduct business, we have a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services. We are one of the larger Best resellers in the United States. While there are numerous national, regional, and local competitors that could be compared to us in scale, size, geographical reach, and target markets for the resale of Best products, there is no one dominant competitor or dominant group of competitors with whom we compete for contracts or assignments on a regular basis. There are also numerous competitors who publish and/or resell competing product lines, such as Microsoft's Great Plains and Solomon accounting software.

Electronic Data Interchange Software.
-------------------------------------

         We publish and sell through a network of software resellers our proprietary EDI software, MAPADOC. Electronic Data Interchange (EDI) is computer-to-computer communication of business documents between companies. It is a paperless way to send and receive Purchase Orders, Invoices, etc. EDI replaces human-readable documents with electronically coded documents. The sending computer creates the document and the receiving computer interprets the document. Implementation of EDI streamlines the process of exchanging standard business transactions. Companies save by eliminating people cost as well as the cost due to errors and double entry of data. The transmissions are accomplished by connecting to a mailbox via a modem or the internet. The most common mailbox is a Value Added Network's (VAN) electronic mailbox. Each user, identified by a unique EDI ID, accesses his mailbox to send and receive all EDI transactions. To standardize the documents communicated between many companies, the Transportation Data Coordinating Committee, in 1975, published its first set of standards.

         EDI standards are formats and protocols that trading partners agree to use when sending and receiving business documents. Around 1979, The American National Standards Institute (ANSI) designated an accredited standards committee for EDI. The standards continue to evolve to address the needs of the member companies. MAPADOC complies with all current standards. The market for EDI continues to expand as big box retailers, such as Wal-Mart, Target, and K-Mart, insist their vendors utilize EDI in their business transactions. There are numerous companies with whom we compete in the SMB EDI marketplace, including True Commerce and Kissinger Associates.

Warehouse Management Systems.
-----------------------------

         We resell under a distributor agreement the Warehouse Management Solution published by Radio Beacon, Inc.. Radio Beacon Inc. develops warehouse management software for mid-market distributors. The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions. Directed picking, directed replenishment, and directed putaway are the key to WMS. The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However the basic WMS will use a combination of item, location, quantity, unit of measure, and order information to determine where to stock, where to pick, and in what sequence to perform these operations. The Radio Beacon(TM) warehouse management software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. Radio Beacon works as part of a complete operational solution by integrating seamlessly with RF hardware, accounting software, shipping systems and warehouse automation equipment. The WMS marketplace is extremely competitive. We compete against national, regional, and local resellers, some significantly larger than us.

ARRANGEMENTS WITH PRINCIPAL SUPPLIERS

         Our revenues are primarily derived from the resale of vendor software products and services. These resales are made pursuant to channel sales agreements whereby we are granted authority to purchase and resell the vendor products and services. Under these agreements, we either resell software directly to our customers or act as a sales agent for various vendors and receive commissions for our sales efforts.

         We are required to enter into an annual Channel Partner Agreement with Best Software, Inc. whereby Best appoints us as a non-exclusive partner to market, distribute, and support MAS 90/200/500 software . This agreement authorizes us to sell these software products to certain customers in the United States. There are no clauses in this agreement that limit or restrict the services that we can offer to customers. We also operate a Best Software Authorized Training Center Agreement, , and also are party to a Master Developers Program License Agreement.

We have also entered into an Authorized Distributor Agreement with Radio Beacon, Inc., whereby we market and distribute Radio Beacon products in the United States. This agreement is automatically renewable on an annual basis, and requires no minimum payments or guarantees.

CUSTOMERS

         We market our products to private companies throughout the United States. In the fiscal year ended December 31, 2004, the revenues generated by our top ten customers represented approximately thirty three percent (33%) of consolidated revenues, and no single customer accounted for ten percent or more of our consolidated revenues.

INTELLECTUAL PROPERTY

         We regard our technology and other proprietary rights as essential to our business. We rely on copyright, trade secret, confidentiality procedures, contract provisions, and trademark law to protect our technology and intellectual property. We have also entered into confidentiality agreements with our consultants and corporate partners and intend to control access to, and distribution of our products, documentation, and other proprietary information.

         We own several federally registered trademarks, including "MAPADOC," and have a number of trademark applications pending. We have no patents or patent applications pending.

         This Annual Report contains trademarks and trade names of Trey Resources, Inc. and its affiliates as well as those of other companies. All trademarks and trade names appearing in this report are the property of their respective holders.

EMPLOYEES

         At December 31, 2004, we had approximately 19 full time employees and 3 part time employees located in two offices in New Jersey. All but two of our current employees were formerly employees of the companies that we acquired. Approximately 5 of our employees are engaged in sales and marketing activities and approximately 9 employees are engaged in service fulfillment.

         Our future success depends in significant part upon the continued services of our key sales, technical, and senior management personnel and our ability to attract and retain highly qualified sales, technical, and managerial personnel. None of our employees are represented by collective bargaining agreements, and we have never experienced a work stoppage. We believe our employee relations are good.

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

WE HAVE A LIMITED OPERATING HISTORY.

         We did not begin our value added reseller, software, and consulting business until June 2004. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects.

WE HAVE HISTORICALLY LOST MONEY AND MAY CONTINUE TO LOSE MONEY IN THE FUTURE.

         We have historically lost money. For the years ended December 31, 2004 and 2003, we had net losses of $2,390,705 and $397,605, respectively, and net losses of $0.21 and $0.13 per share, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations may not be profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

WE CANNOT ACCURATELY FORECAST OUR FUTURE REVENUES AND OPERATING RESULTS, WHICH MAY FLUCTUATE.

         Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

   o  the timing of sales of our products and services;
   o  the timing of product implementation, particularly large design projects;
   o  unexpected delays in introducing new products and services;
   o increased expenses, whether related to sales and marketing, product development, or administration;
   o deferral in the recognition of revenue in accordance with applicable accounting principles, due to the time required to complete projects;
   o  the mix of product license and services revenue; and
   o  costs related to possible acquisitions of technology or businesses.

WE MAY FAIL TO DEVELOP NEW PRODUCTS, OR MAY INCUR UNEXPECTED EXPENSES OR DELAYS.

         Although we currently have fully developed products available for sale, we may also develop various new technologies, products and product features and may rely on them to remain competitive. Due to the risks inherent in developing new products and technologies--limited financing, competition, obsolescence, loss of key personnel, and other factors--we may fail to develop these technologies and products, or may experience lengthy and costly delays in doing so. Although we are able to license some of our technologies in their current stage of development, we cannot assure that we will be able to develop new products or enhancements to our existing products in order to remain competitive.

IF WE CANNOT RAISE ADDITIONAL CAPITAL TO FINANCE FUTURE OPERATIONS, WE MAY NEED TO CURTAIL OUR OPERATIONS IN THE FUTURE.

         We have relied on significant external financing to fund our operations. Such financing has historically come from a combination of borrowings and sales of securities from third parties. We cannot assure you that financing from external sources will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. While we have recently raised sufficient working capital to fund our operations for what we believe should be sufficient for the next 12 months, we will subsequently need to raise additional capital to fund our future operations.

BECAUSE OUR FINANCIAL ACCOUNTING SOFTWARE, EDI SOFTWARE, AND BUSINESS CONSULTING BUSINESSES ARE STILL EVOLVING, WE MAY EXPERIENCE DIFFICULTIES THAT COULD PREVENT US FROM BECOMING PROFITABLE.

         Because or financial accounting software, EDI software, and business consulting businesses are still evolving, we may experience the difficulties frequently encountered by companies in the early stage of development in new and evolving markets. These difficulties include the following:

   o substantial delays and expenses related to testing and developing new products;
   o marketing and distribution problems encountered in connection with our new and existing products and technologies;
   o  competition from larger and more established companies;
   o  delays in reaching our marketing goals;
   o difficulty in recruiting qualified employees for management and other positions;
   o  lack of sufficient customers, revenues and cash flow; and
   o  limited financial resources.

         We may continue to face these and other difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our business will suffer and our stock price could decline.

IF OUR TECHNOLOGIES AND PRODUCTS CONTAIN DEFECTS OR OTHERWISE DO NOT WORK AS EXPECTED, WE MAY INCUR SIGNIFICANT EXPENSES IN ATTEMPTING TO CORRECT THESE DEFECTS OR IN DEFENDING LAWSUITS OVER ANY SUCH DEFECTS.

         Software products are not currently accurate in every instance, and may never be. Furthermore, we could inadvertently release products and technologies that contain defects. In addition, third-party technology that we include in our products could contain defects. We may incur significant expenses to correct such defects. Clients who are not satisfied with our products or services could bring claims against us for substantial damages. Such claims could cause us to incur significant legal expenses and, if successful, could result in the plaintiffs being awarded significant damages. Our payment of any such expenses or damages could prevent us from becoming profitable.

OUR SUCCESS IS HIGHLY DEPENDENT UPON OUR ABILITY TO COMPETE AGAINST COMPETITORS THAT HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE HAVE.

         The financial accounting software, EDI software, and business consulting industries are highly competitive, and we believe that this competition will intensify. Many of our competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger client bases than we do. Our competitors could use these resources to market or develop products or services that are more effective or less costly than any or all of our products or services or that could render any or all of our products or services obsolete. Our competitors could also use their economic strength to influence the market to continue to buy their existing products.

IF WE ARE NOT ABLE TO PROTECT OUR TRADE SECRETS THROUGH ENFORCEMENT OF OUR CONFIDENTIALITY AND NON-COMPETITION AGREEMENTS, THEN WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND WE MAY NOT BE PROFITABLE.

         We attempt to protect our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies, through the use of confidentiality agreements and non-competition agreements with our current employees and with other parties to whom we have divulged such trade secrets. If the employees or other parties breach our confidentiality agreements and non-competition agreements or if these agreements are not sufficient to protect our technology or are found to be unenforceable, our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. Most of our competitors have substantially greater financial, marketing, technical and manufacturing resources than we have, and we may not be profitable if our competitors are also able to take advantage of our trade secrets.

WE MAY UNINTENTIONALLY INFRINGE ON THE PROPRIETARY RIGHTS OF OTHERS.

         Many lawsuits currently are being brought in the software industry alleging violation of intellectual property rights. Although we do not believe that we are infringing on any patent rights, patent holders may claim that we are doing so. Any such claim would likely be time-consuming and expensive to defend, particularly if we are unsuccessful, and could prevent us from selling our products or services. In addition, we may also be forced to enter into costly and burdensome royalty and licensing agreements.

OUR TWO OFFICERS CONTROL A SIGNIFICANT PERCENTAGE OF OUR CAPITAL STOCK AND HAVE SUFFICIENT VOTING POWER TO CONTROL THE VOTE ON SUBSTANTIALLY ALL CORPORATE MATTERS.

         As of December 31, 2004, Jerome R. Mahoney and Mark Meller, our Non-Executive Chairman of the Board of Directors and our President, respectively, owned approximately 43.2% and 30.4%, respectively, of our outstanding shares of our Class A common stock (assuming the conversion of outstanding debt into shares of Class A common stock and/or Class B common stock). Mr. Mahoney and Mr. Meller may be able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock. In addition, Mr. Mahoney and Mr. Meller are in a position to impede transactions that may be desirable for other stockholders. They could, for example, make it more difficult for anyone to take control of us.

OUR INDUSTRY IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE AND FAILURE TO ADAPT OUR PRODUCT DEVELOPMENT TO THESE CHANGES MAY CAUSE OUR PRODUCTS TO BECOME OBSOLETE.

         We participate in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Future technology or market changes may cause some of our products to become obsolete more quickly than expected.

THE TREND TOWARD CONSOLIDATION IN OUR INDUSTRY MAY IMPEDE OUR ABILITY TO COMPETE EFFECTIVELY.

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

WE FACE INTENSE PRICE-BASED COMPETITION FOR LICENSING OF OUR PRODUCTS WHICH COULD REDUCE PROFIT MARGINS.

         Price competition is often intense in the software market.. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

IF WE LOSE THE SERVICES OF ANY OF OUR KEY PERSONNEL, INCLUDING OUR NON-EXECUTIVE CHAIRMAN OF THE BOARD OF DIRECTORS OR CHIEF EXECUTIVE OFFICER, OUR BUSINESS MAY SUFFER.

         We are dependent on our key officers, Jerome R. Mahoney and Mark Meller, our Non-Executive Chairman of the Board of Directors and our President, respectively, and our key employees in our operating subsidiary, specifically Jeffrey Roth, Lynn Berman, and Gary Berman. The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. In an attempt to minimize the effects of such loss, we presently maintain a $1,000,000 key-man term life insurance policy on Ms. Berman, and have applications pending for a similar amount of insurance on the lives of Mr. Roth and Mr. Berman.

FOLLOWING THE DISTRIBUTION OF OUR SHARES TO THE STOCKHOLDERS OF IVOICE, INC., OUR NON-EXECUTIVE CHAIRMAN OF THE BOARD OF DIRECTORS MAY HAVE CONFLICTS OF INTEREST, AND WE DO NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING ANY SUCH CONFLICTS IN THE FUTURE.

         Following the distribution of shares of our Class A common stock to the stockholders of iVoice, Inc., as described in the registration statement on Form SB-2 of Trey Resources, Inc. dated February 13, 2004, Inc., our Non-Executive Chairman of the Board of Directors, Jerome R. Mahoney, will have the right to convert $250,000 of indebtedness into 250,000 shares of Class B common stock of Trey Resources, which will be convertible into an indeterminable number of shares of Class A common stock of Trey Resources. This could create, or appear to create, potential conflicts of interest when our Non-Executive Chairman is faced with decisions that could have different implications for Trey Resources. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between iVoice and us following the distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

OUR SECURITIES

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

         We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Any future dividends will depend on our earnings, if any, and our financial requirements.

THE PRICE OF OUR STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

         There has been a limited public market for our Class A common stock and there can be no assurance that an active trading market for our stock will continue. An absence of an active trading market could adversely affect our stockholders' ability to sell our Class A common stock in short time periods, or possibly at all. Our Class A common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations which could adversely affect the market price of our stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Class A common stock to fluctuate substantially.

OUR CLASS A COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

         Our Class A common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our Class A common stock by reducing the number of potential investors. This may make it more difficult for investors in our Class A common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

   o  With a price of less than $5.00 per share

   o  That are not traded on a "recognized" national exchange;

   o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

   o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

FUTURE SALES OF OUR CLASS A COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

         The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price. Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate. As of December 31, 2004, approximately 3,667,038 shares of our Class A common stock could be considered "restricted securities" and saleable only upon registration under the Securities Act of 1933, upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration.

ISSUANCE OF OUR RESERVED SHARES OF CLASS A COMMON STOCK MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING STOCKHOLDERS.

         We have reserved for issuance shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock. As of December 31, 2004, we had all of our remaining 9,945,421,928 authorized shares available for future issuance, of which approximately 1,117,321,098 are reserved.

ITEM 2. DESCRIPTION OF PROPERTY.

         We do not own any real property for use in its operations or otherwise. Our facilities are located at 293 Eisenhower Parkway, Livingston, NJ 07039 and 777 Passaic Avenue, Clifton, NJ 07012, and consist of approximately 4,353 and 1,090 square feet of space, respectively. Our space is leased until September 2005 at a monthly rent of $8,706 and $1,908 respectively. We sub-let roughly 200 square feet of space at the Clifton, NJ office at a monthly rent of $700. We also rent an executive suite in New York City on a month to month basis at a monthly rent of $208. We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose. We also believe that our insurance coverage adequately covers our interest in our leased space. We have a good relationship with our landlords. On or about May 1, 2005, we will be consolidating our two New Jersey offices and moving into 6,832 square feet of space at 5 Regent Street, Livingston, NJ 07039 at a monthly rent of $7,259. Effective March 15, 2005, we entered into a lease for 621 square feet of space at 900 Walt Whitman Road, Melville, NY 11747, at a monthly rent of $932. We believe that these facilities will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

         We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters relating to our products, product installations or technical services provided.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fiscal year ended December 31, 2004, no matters were submitted to a vote of security holders.

REPORTS TO SECURITY HOLDERS

         The Company is a "reporting company" and it files reports with the Securities and Exchange Commission. In this regard, the Company files quarterly reports on Form 10-QSB, annual reports on Form 10-KSB and as required, files reports on Form 8-K.

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

Our executive offices are located at 293 Eisenhower Parkway, Livingston, NJ 07039 and our telephone number is (973) 758-9555.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our Class A common stock, $0.00001 par value, is quoted on the OTC Bulletin Board under the symbol "TYRIA." The following table shows the high and low closing prices for the periods indicated.

                                       High                    Low
                                       ----                    ---
        2004

        First Quarter                 $0.900                 $0.120
        Second Quarter                $0.320                 $0.060
        Third Quarter                 $0.180                 $0.044
        Fourth Quarter                $0.080                 $0.022

HOLDERS OF COMMON EQUITY.

         As of December 31, 2004, the number of record holders of our common shares was approximately 674.

DIVIDEND INFORMATION.

         To date, the Company has never paid a dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

SALES OF UNREGISTERED SECURITIES.

         In the year ending December 31, 2004, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933:

   o During the year ended December 31, 2004, the Company issued 20,000 shares of Class A common stock for placement fees associated with the Equity Line of Credit with Cornell Capital valued at $8,000.

   o During the year ended December 31, 2004, the Company issued 110,000 shares of Class A common stock with a total value of $17,600 for administrative and consulting services.

   o During the year ended December 31, 2004, the Company issued 15,127,179 shares of Class A common stock with a total value of $846,334. Of this amount, $800,000 was for repayment of principal and $4,024 in interest on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $42,310 represents discount on conversions of the principal and interest on the advances on the equity line to common stock.

   o During the year ended December 31, 2004, the Company issued 45,000 shares of Class A common stock with a total value of $18,000 for fees associated with the Equity Line of Credit with Cornell Capital.

   o During the year ended December 31, 2004, the Company issued 2,444,177 shares of its Class A common stock for the repayment of $125,000 in principal, $5,138 in interest and $32,535 for amortization of conversion discount on its 5% Convertible Debentures.

   o During the year ended December 31, 2004, the Company issued 2,750,000 shares of the Class A common stock with a total value of $550,000 to the shareholders of SWK, Inc. as consideration for the merger of SWK, Inc. with the Company's wholly-owned subsidiary, SWK Technologies, Inc.

   o During the year ended December 31, 2004, the Company issued 2,064,815 shares of Class A common stock with a total value of $111,500 as compensation and bonuses to certain employees of the Company's wholly-owned subsidiary, SWK Technologies, Inc.

   o During the year ended December 31, 2004, the Company issued 648,149 shares of Class A common stock with a total value of $35,000 to the shareholder of Business Tech Solutions Group, Inc. as purchase price consideration for the acquisition of certain assets.

   o During the year ended December 31, 2004, the Company issued 212,766 shares of Class A common stock with a total value of $10,000 to a consultant who provided accounting advisory services to the Company.

   o During the year ended December 31, 2004, the Company issued 2,400,000 shares of its Class A common stock with a total value of $122,400 to officers of the Company as repayment of accrued salaries. Of this amount, $42,000 was for repayment of principal and $80,400 represents discount on conversions.

   o During the year ended December 31, 2004, the Company canceled 10,076 shares of Class A common stock that were surrendered by their owner per a previous agreement with the Company.

           We relied upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 thereunder, which cover "transactions by an issuer not involving any public offering," to issue securities discussed above without registration under the Securities Act of 1933. The Company made a determination in each case that the person to whom the securities were issued did not need the protections that registration would afford. The certificates representing the securities issued displayed a restrictive legend to prevent transfer except in compliance with applicable laws, and our transfer agent was instructed not to permit transfers unless directed to do so by our Company, after approval by our legal counsel. The Company believes that the investors to whom securities were issued had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the prospective investment. The Company also believes that the investors had access to the same type of information as would be contained in a registration statement.

DESCRIPTION OF SECURITIES

         Pursuant to our certificate of incorporation, as amended, we are authorized to issue 10,000,000,000 shares of Class A common stock, par value $0.00001 per share, 50,000,000 shares of Class B common stock, par value $.00001 per share, 20,000,000 shares of Class C common stock, par value $0.00001, and 1,000,000 shares of preferred stock, par value of $1.00 per share. Below is a description of Trey Resources' outstanding securities, including Class A common stock, Class B common stock, options, warrants and debt.

CLASS A COMMON STOCK

         Each holder of our Class A Common Stock is entitled to one vote for each share held of record. Holders of our Class A Common Stock have no preemptive, subscription, conversion, or redemption rights. Upon liquidation, dissolution or winding-up, the holders of Class A Common Stock are entitled to receive our net assets pro rata. Each holder of Class A Common Stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our Common Stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth. As of December 31, 2003, there was one record holder of Class A Common Stock and Trey had 100 shares of Class A Common Stock issued and outstanding. As of December 31, 2004, there are 674 record holders of Class A Common Stock, 29,645,284 shares issued and 28,719,358 shares outstanding..

CLASS B COMMON STOCK

         Each holder of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. Holders of Class B Common Stock are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. There are 50,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2004. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

         Each holder of our Class C Common Stock is entitled to 1,000 votes for each one share held of record. Holders of our Class C Common Stock have no preemptive, subscription, conversion, or redemption rights. Shares of Class C Common Stock are not convertible into Class A Common Stock. There are 20,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2004. Upon liquidation, dissolution or winding-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

PREFERRED STOCK

         Trey filed an amendment to its certificate of incorporation, authorizing the issuance of 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2004, Trey has not issued any shares of Preferred Stock.

         Our board of directors is authorized (by resolution and by filing an amendment to our certificate of incorporation and subject to limitations prescribed by the General Corporation Law of the State of Delaware) to issue, from to time, shares of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences and other rights of the shares of each such series and to fix the qualifications, limitations and restrictions thereon, including, but without limiting the generality of the foregoing, the following:

   o the number of shares constituting that series and the distinctive designation of that series;

   o the dividend rate on the shares of that series, whether dividends are cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

   o whether that series has voting rights, in addition to voting rights provided by law, and, if so, the terms of those voting rights;

   o whether that series has conversion privileges, and, if so, the terms and conditions of conversion, including provisions for adjusting the conversion rate in such events as our board of directors determines;

   o whether or not the shares of that series are redeemable, and, if so, the terms and conditions of redemption, including the dates upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

   o whether that series has a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of that sinking fund;

   o the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of Trey, and the relative rights of priority, if any, of payment of shares of that series; and

   o any other relative powers, preferences and rights of that series, and qualifications, limitations or restrictions on that series.

         If we liquidate, dissolve or wind up our affairs, whether voluntarily or involuntarily, the holders of Preferred Stock of each series will be entitled to receive only that amount or those amounts as are fixed by the certificate of designations or by resolution of the board of directors providing for the issuance of that series.

OPTIONS AND WARRANTS

         During the year ended December 31, 2004, the Company adopted the Trey Resources, Inc. 2004 Stock Incentive Plan (the "Stock Incentive Plan") to: (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents the Company and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders. The Board of Directors authorized the issuance of up to 2.4 million shares of Class A common stock under the Stock Incentive Plan.

         During the year ended December 31, 2004, the Company adopted the Trey Resources, Inc. 2004 Directors' and Officers' Stock Incentive Plan (the "Directors' and Officers' Plan") is to (i) provide long-term incentives and rewards to officers and directors the Company and its subsidiaries; (ii) assist the Company in attracting and retaining officers and directors with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such officers and directors with those of the Company's stockholders. The Board of Directors authorized the issuance of up to
2.4 million shares of Class A common stock under the Directors' and Officers' Plan. In the first quarter of 2005, the Board of Directors increased the maximum number of shares authorized for issuance under this plan on two occasions, once to 6 million and a second time to a maximum of 8.3 million shares.

         During 2004, the Company issued to Hawk Associates, Inc. options to purchase 75,000 Class A common stock at a price of $.07 per share. The options vest 60 days from issuance and expire ten years from the date of issue.

DEBT

         In January 2003, we entered into a subscription agreement with certain purchasers to issue $250,000 in convertible debentures, with interest payable at 5% per annum. The notes are convertible into shares of our Class A common stock, at a price equal to either (a) an amount equal to 120% of the closing bid price for shares of Class A common stock on September 19, 2003, or (b) an amount equal to 80% of the average of the four lowest closing bid prices of our Class A common stock for the five (5) trading days immediately preceding the date of conversion. At December 31, 2003, a total of $140,000 in debenture proceeds had been received and is outstanding as of that date. At December 31, 2004, $15,000 in debenture obligations remains due and owing.

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

         This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements included in this filing.

SEPARATION FROM IVOICE
----------------------

         Trey was incorporated under the laws of the State of Delaware on October 3, 2002, as a wholly owned subsidiary of iVoice, Inc. Trey had no material assets or activities until the contribution of the Automatic Reminder software business which was transferred to Trey pursuant to the spin-off transaction of Trey from iVoice. Since the spin-off, which occurred on February 11, 2004, Trey has been an independent public company, with iVoice having no continuing ownership interest in Trey.

         Trey's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect the historical financial position, results of operations, and cash flows. The financial information included in this filing, however, is not necessarily indicative of what Trey's results of operations or financial position would have been had it operated as an independent company during the comparative period presented, nor is it necessarily indicative of its future performance as an independent company.

PLAN OF OPERATION
-----------------

         Up until its acquisition of SWK, Inc. ("SWK") on June 2, 2004, the Company was solely engaged in the design, manufacture, and marketing of specialized telecommunication equipment. As a result of a spin-off transaction from iVoice, Inc., Trey was assigned the iVoice corporate assets, liabilities and expenses related to the Automatic Reminder software business. Trey Resources' plan of operation pursuant to its spin-off from its former parent company was to market and sell the Automatic Reminder software product. With the acquisition of SWK and as part of its plan to expand into new markets, the Board of Directors decided that Trey will focus on the business software and information technology consulting market, and is looking to acquire other companies in this industry. SWK Technologies, Inc., Trey's wholly owned subsidiary and the surviving company from the acquisition and merger with SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software published by Best Software. SWK Technologies also publishes its own proprietary supply-chain software, the Electronic Data Interchange (EDI) solution "MAPADOC".

SWK Technologies sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States.

         Management is uncertain whether it can generate sufficient cash to sustain its operations in the next twelve months, or beyond. It is unclear whether the acquisition of SWK, Inc, will result in a successful operating business, and management can give no assurances that we will be able to generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern.

DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

         Prior to our acquisition of SWK, on June 2, 2004, all revenues reported by Trey were derived from the license of our automatic reminder and call initiating software products which address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. For the year ended December 31, 2004, the Company reported no revenue from the sale of our Automatic Reminder software. Total revenues for the sale of our Automatic Reminder software for the year ended December 31, 2003 was $1,350. Until February 11, 2004, the Automatic Reminder business had only operated as a division of iVoice, Inc. and had never operated on a stand-alone basis. The low sales volume of the Automatic Reminder business is attributable to the minimal resources made available by its former parent company for the sales and marketing of the automatic reminder and call initiating software products. Revenues for the year ended December 31, 2004, totaling $1,703,281 represent the sales of SWK Technologies, Inc, from June 2, 2004 (the date of acquisition) through December 31, 2004, and the sales of Business Tech Solutions Group ("BTSG") from November 11, 2004 through December 31, 2004. As such, the entire increase in sales is due to the acquisition of SWK and BTSG.

         Except for negative gross profit for the year ending December 31, 2004 of ($9,000), from the Automatic Reminder business, resulting from the amortization of the capitalized costs of the Automatic Reminder software reflected in the cost of sales, the entire gross profit for the year ended December 31, 2004 of $698,636 represent the gross profit of SWK Technologies, Inc. from June 2, 2004 (the date of acquisition) through December 31, 2004, and the gross profit of Business Tech Solutions Group ("BTSG") from November 11, 2004 through December 31, 2004. As a percentage of sales, gross margin was 41% for the year ending December 31, 2004. The year ending December 31, 2003 reflect negative gross profit of ($17,085) which is primarily the result of the amortization of the capitalized costs of the Automatic Reminder software reflected in the cost of sales.

         Total operating expenses were $2,666,196 for the year ending December 31, 2004, an increase of $2,306,356 over the year ending December 31, 2003 which totaled $359,840. The increases in 2004 as compared to 2003 are as follows; a) officers payroll increased $1,096,000 due to a $700,000 charge to expense representing $350,000 due to each of Mark Meller, President of Trey Resources and Jerome Mahoney, Non-Executive

Chairman of the Board, for the successful completion of the spin-off of the company from its former parent, $147,534 in salary adjustment for Mr. Meller pursuant to the terms and conditions of his employment agreement dated September 15, 2003, $114,800 in compensation bonus declared by the Board of Directors for Mr. Meller, and $133,666 increase in base salary expense from 2004 to 2003; b) bonuses for SWK management of $117,700; c) $120,000 for strategic planning and financial consultants; d) $120,000 for legal fees related to the spin-off from iVoice and merger with SWK, Inc.; e) $599,760 increase in operating expenses for SWK Technologies from June 2, 2004 (the date of acquisition) through December 31, 2004 and for Business Tech Solutions Group ("BTSG") from November 11, 2004 through December 31, 2004; f) $83,852 increase in Administrative Service charges from iVoice Inc.; g) $56,820 increase in investor relations charges; h) $71,478 increase in printing and distribution costs related to public company filings and share distributions; i) $40,746 of net increases in other expenses primarily related to operating a public company.

         Other expenses for the year ended December 31, 2004 were $423,145, an increase of $402,465 over the year ending December 31, 2003. The increase reflects the increase in write-off of financing costs of $188,250 in the current year comprised of fees and market discount charged pursuant to the equity-line financing agreement with Cornell Capital Partners, LP. Interest expense increased by $158,970 on the equity-line financing debt, related party loans, convertible debentures and trade leases. The current year also includes debt conversion discounts of $155,245 on the Company's convertible debentures and equity-line financing agreements. The company recorded a capital gain of $350,000 on the sale of it's Automatic Reminder software and business to Laser Energetics for shares of Laser Common Stock and a $250,000 5% convertible debenture. At December 31, 2004, the Company determined that value of the Laser debenture was significantly impaired and the entire debenture, including the accrued interest income for 2004, was written down to zero as a provision for doubtful accounts.

         Net loss for the year ending December 31, 2004 was $2,390,705 as compared to a net loss of $397,605 for the year ending December 31, 2003. The $1,993,100 increase in net loss for the year was a result of the factors discussed above.

EMPLOYEES
---------

         As of December 31, 2004, the Company had 22 employees, of which 19 are full-time and 3 are part-time. 20 of these employees have been acquired in the acquisitions of SWK, Inc. and Business Tech Solutions Group.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         We are currently seeking additional operating income opportunities through potential acquisitions or investments similar to the transaction with SWK, Inc and the Business Tech Solutions Group. Such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

         To date, Trey has incurred substantial losses, and will require financing for working capital to meet its operating obligations. While we have recently raised sufficient working capital to fund our operations for what we believe should be sufficient for the next 12 months, we will subsequently need to raise additional capital to fund our future operations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

         In January, 2003, the Company entered into a subscription agreement with certain accredited investors to issue $250,000 in convertible debentures, with interest payable at 5% per annum. On March 31, 2003, Trey issued $40,000 in convertible debentures to 4 individual investors under the subscription agreement. On September 19, 2003, Trey issued $100,000 in convertible debentures to Cornell Capital Partners pursuant to the subscription agreement. The debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the registration of shares or (b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debentures have a term of two years with all accrued interest due at the expiration of the term. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004. As of December 31, 2004, $15,000 remained due on the principal and $2,469 was due for accrued interest on these debentures.

         In January 2003, as subsequently amended retroactively to January 27, 2003, Trey entered into an Equity Line of Credit Agreement. Under this agreement, Trey may issue and sell to Cornell Capital Partners Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares will be equal to 91% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five trading days following the notice date. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding such fee. In addition, Cornell Capital Partners received, as additional compensation, 45,000 shares of Class A Common Stock on February 11, 2004. As of December 31, 2004, Trey has drawn down $1,350,000 on the Equity Line of Credit and repaid $800,000 through the issuance of Class A Common Stock.

         In connection with the acquisition of SWK, Inc. Trey has assumed a total of $664,642 in liabilities and has borrowed an additional $35,000 from an unrelated third party. Of the liabilities assumed, a total of $216,372 has been repaid by Trey at the closing and the $35,000 note is being paid at the rate of $1,500 per week. As of December 31, 2004, the balance on this note is $28,709. On its audited financial statements for the year ending December 31, 2003, SWK, Inc, was issued a going concern opinion by its auditors who cited recurring losses, a deficiency of cash flows from operations and the lack of liquidity as the basis of their opinion.

         Pursuant to the Spin-Off from iVoice, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $9,000. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

         Trey assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney in exchange for the assets it received pursuant to the Spin-Off of the Automatic Reminder business. This amount is related to funds loaned to iVoice and unrelated to the operations of Trey. Trey, for value received, promised to pay Mr. Mahoney the principal sum of $250,000 at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due annually. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Trey, par value $0.00001, for each dollar owed, (ii) the number of shares of Class A Common Stock of Trey calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At December 31, 2004, the principle on this note was $250,000 and accrued interest was $21,017.

         Mr. Mahoney agreed to forego receiving any shares he would have been entitled to receive in the Spin-Off by virtue of his ownership of either iVoice Class A or Class B Common Stock.

         Trey assumed an outstanding obligation to Kevin Whalen of $74,000 for amounts due for unpaid salary from iVoice. This amount is related to services provided to iVoice and unrelated to the operations of Trey. However, because Mr. Whalen assisted in the preparation of the financial statements and footnotes related to the spin-off, Trey assumed this obligation to Kevin Whalen. A portion of the obligation is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by
(y) the average closing bid price of Class A Common Stock of Trey for the five
(5) business days immediately preceding the conversion date. As of December 31, 2004, Mr. Whalen has received $4,500 in cash and $10,000 in Class A Common Stock leaving a balance due of $59,500.

         Trey has entered into employment contracts with its Non-Executive Chairman of the Board of Directors. As consideration, Trey agreed to pay Mr. Mahoney the sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Mahoney provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Trey in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by Trey) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Mahoney is also to be paid the sum of $350,000 as a result of the completion of the Spin-Off.

         On September 15, 2003, Trey entered into an employment agreement with Mr. Meller. He will serve as Trey's President, Chief Financial Officer and Director for a term of five years. Mr. Meller was subsequently also appointed Chief Executive Officer. As consideration, Trey agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Meller provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Trey in each of the five prior calendar years (or shorter period during which Mr. Meller shall have been employed by Trey) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Meller is also to be paid the sum of $350,000 as a result of the completion of the Spin-Off. In addition, Mr. Meller was awarded a cash bonus of $114,800.

         Mr. Mahoney and Mr. Meller have agreed to defer the receipt of the $350,000 payments owed to each of them following the successful completion of the spin-off, and Mr. Meller has further agreed to defer the receipt of the $114,800 bonus payment granted him by the Board of Directors until Management believes it has sufficient cash resources to fund these obligations. Mr. Mahoney and Mr. Meller may opt to receive payment of these obligations in the form of Class A Common Stock or Class B Common stock in lieu of cash if they so choose.

         During the year ended December 31, 2004, Trey had a net increase in cash of $342,087. Trey's principal sources and uses of funds were as follows:

         CASH USED BY OPERATING ACTIVITIES. Trey used $1,019,036 in cash for operating activities in the year ended December 31, 2004 an increase of $953,353 as compared to $65,683 in cash used for operating activities in the year ended December 31, 2003. The increase is primarily the result of the loss from operations sustained by the Company in the current year. The company accrued a total of $1,278,450 to related parties which represented accrued salaries, expense reimbursements, interest on unpaid obligations, $114,800 bonus to Mr. Meller, and two one-time payments of $350,000 each to Mr. Mahoney and Mr. Meller, the cash payment of which has been deferred until such time as Management believes it has sufficient resources to fund these obligations, although the Company may make payments against these obligations, with the consent of Messrs. Mahoney and Meller and at the direction of the Board of Directors, in the form of the company's Class A Common Stock and/or Class B Common Stock

         CASH PROVIDED BY INVESTING ACTIVITIES. Investing activities for the year ended December 31, 2004 used $23,501. Of this amount, $2,437 was received as a result of the acquisition of SWK, Inc, and Business Tech Solutions Group, and was offset by the purchase of equipment totaling $25,938. For the year ended December 31, 2003, the company used no cash related to investing activities.

         CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the year ended December 31, 2004 provided a total of $1,384,624 in cash. This total primarily consisted of $1,478,672 in notes payable proceeds representing advances under the equity line of credit with Cornell Capital Partners and an additional unsecured borrowing of $35,000 from an unrelated party.

ITEM 7. FINANCIAL STATEMENTS.

         The financial statements and notes of this Form 10-KSB appear after the signature page to this Form 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.ss.240.13a-14(c) and 240.15d-14(c)) as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings. For the fiscal year ended December 31, 2004, Mark Meller served as the Chief Executive Officer, President, Chief Financial Officer and Director of the Company.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


         The Company has two directors and one principal officer. Mr. Meller has served as President, Chief Financial Officer and Director since September 15, 2003, and as Chief Executive Officer since September 1, 2004. Mr. Mahoney has served as a Non-Executive Chairman of the Board of Directors since January 1, 2003.

                                                    Period Served as
Name                   Age    Position              Officer\Director
----                   ---    --------              ----------------

Jerome R. Mahoney      44     Non-Executive         1-1-03 to present
                              Chairman of
                              the Board of
                              Directors

Mark Meller            45     President, Chief      9-15-03 to present
                              Executive Officer,
                              Chief Financial
                              Officer and Director

            There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended December 31, 2004, the Company did not have an audit committee in place and has one non-executive member of the Board of Directors.

            For the year ended December 31, 2004, the Board held seven meetings. In addition, the Board acted thru written unanimous consent in lieu of a meeting on twenty-four occasions to issue shares pursuant to the terms and conditions of the Standby Equity Line of Credit, and on twelve occasions to issue shares pursuant to the terms and conditions of the Company's outstanding convertible debentures.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         We are not aware of any officer or director that did not comply with
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2003, except for Jerome R. Mahoney and Mark Meller, who were late in filing Form 4, but will be filed shortly.

BUSINESS EXPERIENCE

         JEROME R. MAHONEY. Mr. Mahoney has been our Non-Executive Chairman of the Board of Directors since January 1, 2003. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, which was merged with iVoice, Inc.on May 21, 1999. Since May 21, 1999, Mr. Mahoney has served as President and CEO of iVoice, Inc., which was the parent of Trey Resources before the spin-off in February 2004. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

         MARK MELLER. Mr. Meller has been the President, Chief Financial Office and Director since September 15, 2003, and was further appointed Chief Executive Officer on September 1, 2004. Since 1988, Mr. Meller has been Chief Executive Officer of Bristol Townsend & Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc, a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs (LBO's). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

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

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last three completed fiscal years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted, and certain other compensation, if any, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                             Other                     Securities
                                                             Annual     Restricted     Underlying     All Other
Name and Position(s)       Year     Salary($)  Bonus(3)   Compensation     Stock        Options      Compensation
--------------------       ----     ---------  --------   ------------     -----        -------      ------------
Jerome R. Mahoney(1)
    Non-Executive          2004     $181,583   $350,000        $0           $0             $0             $0
     Chairman of the       2003     $180,000      $0           $0           $0             $0             $0
     Board Of Directors    2002        $0         $0           $0           $0             $0             $0

Mark Meller (2)            2004     $279,617   $464,800        $0           $0             $0             $0
   President, Chief        2003        $0         $0           $0           $0             $0             $0
   Executive Officer,      2002        $0         $0           $0           $0             $0             $0
   Chief Financial
   Officer and Director

(1) Mr. Mahoney has been serving as our Non-Executive Chairman of the Board of Directors since January 1, 2003.

(2) Mr. Meller has been serving as our President, Chief Financial Officer and Director since September 15, 2003. Mr. Meller did not draw a salary in 2003. In 2004, Mr. Meller received, pursuant to his employment agreement, a retro-active salary adjustment back to August 1, 2003 in the amount of $147,534. In addition, the Board of Directors declared a cash bonus for Mr. Meller's benefit in the amount of $114,800.

(3) Mr. Mahoney and Mr. Meller both received a one-time payment of $350,000 upon the successful completion of the spin-off from its former parent company, iVoice Inc.,

EMPLOYMENT CONTRACTS

         The Company has entered into employment contracts with its Non-Executive Chairman of the Board of Directors. As consideration, the Company agreed to pay Mr. Mahoney the sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Mahoney provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Trey in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by Trey) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Mahoney shall also be paid the sum of $350,000 upon the completion of the Spin-Off.

         On September 15, 2003, the Company entered into an employment agreement with Mr. Meller. He will serve as the Company's President and Chief Financial Officer for a term of five years. As consideration, the Company agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Meller provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Trey in each of the five prior calendar years (or shorter period during which Mr. Meller shall have been employed by Trey) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Meller shall also be paid the sum of $350,000 upon the completion of the Spin-Off, and compensation retroactive to August

1, 2003, at the annual rate dictated by the terms of the employment agreement, as a result of Trey Resources acquiring SWK, Inc. on June 2, 2004. This retroactive compensation is equal to $147,534. In addition, Mr. Meller was awarded a cash bonus of $114,800.

         Mr. Mahoney and Mr. Meller have agreed to defer the receipt of the $350,000 payments owed to each of them for the successful completion of the spin-off, plus any accrued but as yet unpaid salary, bonus, or benefits, until Management believes it has sufficient liquidity and capital resources to fund these obligations. They have each agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 21, 2005 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of March 21, 2005 there were a total of 54,801,237shares of Class A common stock outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

         The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 21, 2005, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                            Ownership of Common Stock

                                                                                    COMMON STOCK
                                                                                 BENEFICIALLY OWNED
                                                                           -----------------------------
NAME/ADDRESS                                    TITLE OF CLASS               NUMBER              PERCENT
-----------------------------------------       --------------------       -------------         -------
Jerome R. Mahoney (Chairman)                    Class A Common Stock       89,575,263 (1)         43.2%
c/o Trey Resources, Inc.
293 Eisenhower Parkway
Livingston, New Jersey  07039

Mark Meller (President)                         Class A Common Stock       63,108,565 (2)         30.4%
c/o Trey Resources, Inc.
293 Eisenhower Parkway
Livingston, New Jersey  07039

Director and executive officer as a group       Class A Common Stock      152,683,828             73.6%

____________________________________
(1) Includes a) 63,080,239 shares of our Class A common stock issuable upon conversion of $659,189 due to related party accounts with Mr. Mahoney and
      (b) 26,495,024 shares of our Class A common stock issuable upon conversion of a promissory note assumed on February 11, 2004. These figures assume that Class B Common Stock are issued to satisfy these obligations, and such Class B Common Stock shares are subsequently converted to shares of Class A Common Stock. Note balance of $276,873 includes principle and interest through 3/21/05. Pursuant to such promissory note, Mr. Mahoney may, at any time, convert amounts owed to him for monies loaned thereunder and interest thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such note, or (iii) payment of the principal of the note, before any repayment of interest.
(2) Includes 63,108,565 shares of our Class A common stock issuable upon conversion of $659,485 due to related party accounts with Mr. Meller. These figures assume that Class B Common Stock are issued to satisfy these obligations, and such Class B Common Stock shares are subsequently converted to shares of Class A Common Stock. Pursuant to an agreement between the Company and Mr. Meller, Mr. Meller may, at any time, convert amounts owed to him for monies thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such amounts due.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         During the year ended December 31, 2004, the Company adopted the Stock Option Plan (the "Plan") in order to attract and retain qualified employees, directors, independent contractors or agents of Trey Resources, Inc. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to employees, directors, independent contractors or agents to purchase the Company's common stock at no less than 85% of the market price on the date the option is granted. Options generally vest over four years and have a maximum term of ten years. As of December 31, 2004, 75,000 options to purchase shares were granted. None of these options were exercised during 2004.

         The following table sets forth information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

   All compensation plans previously approved by security holders; and

   All compensation plans not previously approved by security holders.

                             Number of securities to be   Weighted average exercise
                               issued upon exercise of       price of outstanding        Number of securities
                                outstanding options,        options, warrants and       remaining available for
        Plan category            warrants and rights                rights                  future issuance
                                         (a)                         (b)                          (c)
Equity compensation plans                 0                         $0.00                          0
approved by security holders

Equity compensation plans
not approved by security
holders.                               75,000(1)                    $0.07                          0

Total                                  75,000                       $0.07                          0

(1) Consists of options to purchase 75,000 Class A common shares of Trey Resources, Inc. issued to unrelated third parties for contractual services and fees related to investor relations transactions of the Company. These options have an exercise price of $0.07 per share. These options will expire on July 31, 2014.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY NOTES AND ACCOUNTS DUE

         Pursuant to the spin-off transaction from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The note bears interest at the rate of 9.5% per annum on the unpaid balance until paid or until default. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one Class B common stock share of Trey Resources, Inc., par value $0.00001, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

         Pursuant to the employment contract dated January 1, 2003 between the Company and Jerome Mahoney, the Non-Executive Chairman of the Board, Mr. Mahoney is to receive a salary of $180,000 per year subject to 10% increases every year thereafter as well as a monthly expense allowance of $600 and an auto allowance of $800. Also, pursuant to the employment contract with Mr. Mahoney, following the completion of the spin-off from its former parent company, iVoice Inc., which occurred on February 13, 2004, Mr. Mahoney is entitled to receive a one-time payment of $350,000.

         Total amounts owed to Mr. Mahoney at December 31, 2004, representing unpaid salary, unpaid expense and auto allowances, the one-time payment in connection with the spin-off, liabilities assumed in the spin-off transaction and interest on the liabilities assumed in the spin-off totaled $937,457.

         Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter as well as a monthly expense allowance of $600 and an auto allowance of $800. Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the spin-off from its former parent company, iVoice Inc., which occurred on February 13, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000 and compensation retroactive to August 1, 2003, at the annual rate dictated by the terms of the employment agreement, as a result of Trey Resources acquiring SWK, Inc. on June 2, 2004. This retroactive compensation is equal to $147,534. In addition, Mr. Meller was awarded a cash bonus of $114,800.The bonus has been accrued but has not as yet been paid.

         Total amounts owed to Mr. Meller at December 31, 2004, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the spin-off, totaled $666,736.

         Mr. Mahoney and Mr. Meller have agreed to defer receipt of cash payment of any monies due and owing them representing unpaid salary, unpaid bonuses, unpaid expense and unpaid auto allowances which have been accrued on the Company's balance sheet, and the one-time payment in connection with the spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments. Mr. Mahoney and Mr. Meller have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

         In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2004, the outstanding balance to Mr. Berman was $21,700.

         In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2004, the outstanding balance to Ms. Berman was $21,700.

         In connection with the acquisition of Business Tech Solutions Group, Inc, the Company agreed to collect the outstanding receivables of Business Tech and to remit the collected funds to the owner of Business Tech within 30 days of receipts. At December 31, 2004, the Company owed the Business Tech owner $25,623.

ADMINISTRATIVE SERVICE AGREEMENTS

         At December 31, 2004, the Company owes its former parent company iVoice, Inc. $29,265 for: a) the unpaid balance on the Administrative Service charges; b) $9,000 for the amortization of the original purchase price of the Automatic Reminder software; c) operating costs of $4,492; and d) interest expense of $524 that were paid by iVoice, Inc. The general corporate expenses allocation is primarily for cash management, selling expenses, legal, accounting, tax, insurance, public relations, advertising, and human resources. Some of these operating expenses have been incurred by iVoice and represent costs specifically related to the operation and spin-off of Trey from iVoice. Management believes the costs of these services charged are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand - alone company.

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

SPIN-OFF OF AUTOMATIC REMINDER BUSINESS

         In September 2003, iVoice, Inc. announced its intention to distribute to iVoice stockholders 100% of its shares of the Class A Common Stock of Trey Resources, Inc., its wholly-owned subsidiary which operated the Automated Reminder business, upon the effectiveness of required Securities and Exchange Commission filings and final approval by its Board of Directors of the terms and conditions of the distribution, as described in the registration statement on Form SB-2 of Trey Resources, initially filed with the Securities and Exchange Commission on October 3, 2003. It was intended that Trey Resources would own and operate the Automatic Reminder software business as an independent publicly traded entity following the distribution.

         Trey Resources issued $40,000 in convertible debentures to The May Davis Group in March 2003, and $100,000 in convertible debentures to Cornell Capital Partners in September 2003. These debentures are convertible into shares of Class A common stock of Trey Resources at a price equal to either (a) an amount equal to 120% of the closing bid price of the Class A common stock of Trey Resources as of the date of the distribution to our stockholders of shares of Class A common stock of Trey Resources or (b) an amount equal to 80% of the average closing bid price of the Class A common stock of Trey Resources for the four trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years with all accrued interest due and payable at the end of the term. At Trey Resources' option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004.

         In January 2003, Trey Resources entered into an equity line of credit agreement. Under this agreement, Trey Resources may issue and sell to Cornell Capital Partners shares of its Class A common stock for a total purchase price of up to $10.0 million. Subject to certain conditions, Trey Resources will be entitled to commence drawing down on its equity line of credit when its Class A common stock under the equity line of credit is registered with the Securities and Exchange Commission and will continue for two years thereafter. The purchase price for the shares will be equal to 91% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock of Trey Resources during the five trading days following the notice date. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding.

         On October 24, 2003, Trey Resources filed with the Securities and Exchange Commission a registration statement on Form SB-2 relating to the registration of shares to be issued upon conversion of Trey Resource's outstanding convertible debentures issued to The May Davis Group in March 2003 and Cornell Capital Partners in September 2003, and pursuant to an equity line of credit agreement entered between Trey Resources and Cornell Capital Partners in January 2003. In connection therewith, iVoice agreed to provide a full and unconditional guaranty of the payment and performance obligations of Trey Resources, in accordance with the terms of securities purchase agreements between Trey Resources and the holders of the convertible debentures, which cannot be discharged, except by complete performance of the obligations under the securities purchase agreements and the related documents. Under the guaranty, if Trey Resources defaults in payment or performance of any of its obligations under the convertible debentures, iVoice is required to pay or perform such obligations upon two days' written notice or demand by the holders of the convertible debentures and to take an advance under the Equity Line of Credit on the day of any such default, in the amount of $250,000 in order to repay to the principal amount of the convertible debentures plus $50,000 within seven days of default by Trey Resources. Notwithstanding anything to the contrary, so long as the outstanding principal amount is zero or would be made zero simultaneously with the termination, iVoice had the right to terminate the guaranty at any time by providing written notice of such termination.

         In February 2004, 100% of the shares of Class A Common Stock of Trey Resources was distributed to the shareholders of iVoice according to terms listed above.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

No.       Description
---       -----------

3.1 Second Amended Certificate of incorporation of Trey Resources, Inc., filed September 5, 2003 (incorporated herein by reference to Exhibit
          3.1 of the registration statement on Form SB-2, filed with the SEC on November 25, 2003).

3.2       Bylaws of Trey Industries, Inc (incorporated herein by reference to
          3.2 Exhibit 3.2 of the registration statement on Form SB-2, filed with the SEC on November 25, 2003).

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

10.01 Equity Line of Credit Agreement dated January 27, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 filed on December 22, 2003).

10.02 Securities Purchase Agreement dated January 27, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.03 Escrow Agreement dated as of June 2002 among iVoice Acquisition 1, Inc., Cornell Capital Partners, L.P., Butler Gonzalez LLP (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.04 Registration Rights Agreement dated January 27, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.05 Escrow Agreement, dated January 27, 2003, between iVoice Acquisition 1, Inc., The May Davis Group Inc. and Butler Gonzalez LLP (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.06 Investor Registration Rights Agreement dated June 2002 between iVoice Acquisition 1, Inc. and the buyers identified therein (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.07 Guaranty by iVoice, Inc. in favor of holders of Convertible Debt of Trey Resources, Inc. (incorporated herein by reference to Exhibit
          10.33 of the Registration Statement on Form SB-2 filed on November 25,
          2003).

10.08 Employment Agreement, dated January 1, 2003, between iVoice Acquisition 1, Inc. and Jerome Mahoney. (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.09 Employment Agreement, dated September 15, 2003, between Trey Resources, Inc. and Mark Meller. (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.10 Administrative Services Agreement, dated February 22, 2003, between iVoice Inc. and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement on Form SB-2 filed on November 25, 2003).

13.1 Form 10-QSB for the quarter ending June 30, 2004 incorporated by reference and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending September 30, 2004 incorporated by reference and previously filed with the Commission.

14.1 Code of Ethics incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003.

31.1* Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
*  Filed herewith


(B) REPORTS ON FORM 8-K

          A report on Form 8-K was filed during the last quarter of the period covered by this Report on November 19, 2004 relating to the acquisition of certain assets of Business Tech Solutions Group, Inc.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth fees billed to the Company by the Company's independent auditors for the year ended December 31, 2004 and December 31, 2003 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

          SERVICES                               2004                2003
          --------                               ----                ----

          Audit Fees                           $20,750             $10,875
          Audit - Related Fees                     --                  --
          Tax fees                              $2,000               $350
          All Other Fees                           --                  --
          Total                                $22,750             $11,225

          Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee in accordance with its procedures.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:    March 31, 2005             Trey Resources, Inc..

                                          By: /s/ Mark Meller
                                          --------------------------------
                                          Mark Meller
                                          President, Chief Executive Officer
                                          and Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Mark Meller                                        March 31, 2005
     ----------------------------
     Mark Meller
     President, Chief Executive Officer,
     Chief Financial Officer and Director



By:  /s/ Jerome Mahoney                                     March 31, 2005
     ----------------------------
     Jerome Mahoney
     Non-Executive Chairman of the Board
     and Director

                                INDEX OF EXHIBITS

3.1 Second Amended Certificate of incorporation of Trey Resources, Inc., filed September 5, 2003 (incorporated herein by reference to Exhibit
          3.1 of the registration statement on Form SB-2, filed with the SEC on November 25, 2003).

3.2       Bylaws of Trey Industries, Inc (incorporated herein by reference to
          3.2 Exhibit 3.2 of the registration statement on Form SB-2, filed with the SEC on November 25, 2003).

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

10.01 Equity Line of Credit Agreement dated January 27, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 filed on December 22, 2003).

10.02 Securities Purchase Agreement dated January 27, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.03 Escrow Agreement dated as of June 2002 among iVoice Acquisition 1, Inc., Cornell Capital Partners, L.P., Butler Gonzalez LLP (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.04 Registration Rights Agreement dated January 27, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners, L.P. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.05 Escrow Agreement, dated January 27, 2003, between iVoice Acquisition 1, Inc., The May Davis Group Inc. and Butler Gonzalez LLP (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.06 Investor Registration Rights Agreement dated June 2002 between iVoice Acquisition 1, Inc. and the buyers identified therein (incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 filed on November 25, 2003).

10.07 Guaranty by iVoice, Inc. in favor of holders of Convertible Debt of Trey Resources, Inc. (incorporated herein by reference to Exhibit
          10.33 of the Registration Statement on Form SB-2 filed on November 25,
          2003).

10.08 Employment Agreement, dated January 1, 2003, between iVoice Acquisition 1, Inc. and Jerome Mahoney. (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.09 Employment Agreement, dated September 15, 2003, between Trey Resources, Inc. and Mark Meller. (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.10 Administrative Services Agreement, dated February 22, 2003, between iVoice Inc. and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.10 of the Registration Statement on Form SB-2 filed on November 25, 2003).

13.1 Form 10-QSB for the quarter ending June 30, 2004 incorporated by reference and previously filed with the Commission.

13.2 Form 10-QSB for the quarter ending September 30, 2004 incorporated by reference and previously filed with the Commission.

14.1 Code of Ethics incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003.

31.1* Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
*  Filed herewith

                              TREY RESOURCES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

                              TREY RESOURCES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS


                                                                         Page
                                                                         ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    2

CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheets                                                       3-4

     Statements of Operations                                              5

     Statements of Stockholders' Equity (Deficiency)                       6

     Statement of Accumulated Other Comprehensive Income (Loss)            7

     Statements of Cash Flows                                             8-10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               11-31

                         BAGELL, JOSEPHS & COMPANY, LLC
                200 HADDONFIELD BERLIN ROAD, GIBBSBORO, NJ 08026
                       TEL: 856.346.2628 FAX: 856.346.2882


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS' OF TREY RESOURCES, INC.
Livingston, New Jersey

We have audited the accompanying consolidated balance sheet of TREY RESOURCES, INC. AND SUBSIDIARIES as of December 31, 2004 and December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficiency), accumulated other comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements for December 31, 2004 and December 31, 2003 have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred substantial accumulated deficits. These issues lead to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TREY RESOURCES, INC. AND SUBSIDIARIES as of December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                 Bagell, Josephs & Company, LLC
Gibbsboro, New Jersey
March 24, 2005

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                             December 31,
                                                       ------------------------
                                                          2004          2003
                                                       ----------    ----------
CURRENT ASSETS
  Cash and cash equivalents                            $  346,635    $    4,548
  Securities available for sale                            50,000           --
  Convertible debentures receivable, net of allowance
    for doubtful accounts of $252,199 and $0                  --            --
  Accounts receivable, net of allowance for
   doubtful accounts of $30,300 and $0                    273,086           --
  Due from related parties                                    --         54,586
  Prepaid expenses and other current assets                37,751        55,000
                                                       ----------    ----------
      Total current assets                                707,472       114,134
                                                       ----------    ----------

PROPERTY AND EQUIPMENT, NET                                92,834           --
                                                       ----------    ----------

OTHER ASSETS
  Goodwill, net                                         1,062,040           --
      Intangible assets, net                                  --          9,000
  Deposits and other assets                                40,474           --
                                                       ----------    ----------
      Total other assets                                1,102,514         9,000
                                                       ----------    ----------
TOTAL ASSETS                                           $1,902,820    $  123,134
                                                       ==========    ==========

               The accompanying notes are an integral part of the
                        consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                        December 31,
                                                                --------------------------
                                                                    2004           2003
                                                                -----------    -----------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                        $   632,591    $   126,267
   Due to related parties                                         1,388,064        187,200
   Current portion of obligations under capital leases               17,223            --
   Convertible debentures payable                                    17,469        140,000
   Notes payable                                                    703,357            --
   Notes payable to related parties                                 314,417            --
   Deferred revenue                                                  12,099            --
                                                                -----------    -----------
    Total current liabilities                                     3,085,220        453,467

LONG TERM DEBT
   Obligations under capital leases, net of current
    portion                                                          19,131            --
                                                                -----------    -----------
    Total liabilities                                             3,104,351        453,467
                                                                -----------    -----------
COMMITMENTS AND CONTINGENCIES - NOTE 8                                  --             --

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, $1.00 par value; authorized
       1,000,000 shares; no shares issued and outstanding               --             --
   Common stock, Class A:
       2004 - par value $.00001; Authorized
         10,000,000,000, 29,645,284 shares issued,
         28,719,358 shares outstanding
       2003 - par value $.01; Authorized
         10,000,000,000, 100 shares issued and
         outstanding                                                    287              1
       Common stock Class B - par value $.00001;
         authorized 50,000,000 shares; no shares
         issued and  outstanding                                        --             --
   Common stock Class C - par value $.00001;
       authorized 20,000,000 shares;
       no shares issued and  outstanding                                --             --
   Additional paid in capital                                     1,916,320         35,099
   Net investment - iVoice, Inc                                         --         135,187
   Stock options and warrants granted                                 5,250            --
   Accumulated comprehensive loss                                   (50,000)           --
   Accumulated deficit                                           (3,073,388)      (500,620)
                                                                -----------    -----------
    Total stockholders' equity  (deficiency)                     (1,201,531)      (330,333)
                                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)         $ 1,902,820    $   123,124
                                                                ===========    ===========

               The accompanying notes are an integral part of the
                        consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Years Ended
                                                             December 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
SALES, NET                                           $ 1,703,281    $     1,350

COST OF SALES                                          1,004,645         18,435
                                                     -----------    -----------
GROSS PROFIT (LOSS)                                      698,636        (17,085)
                                                     -----------    -----------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES
    Selling expenses                                     263,735            305
    General and administrative expenses                2,386,539        358,508
    Research and development                                 --             572
    Depreciation and amortization                         15,922            455
                                                     -----------    -----------
       Total selling, general and administrative
        expenses                                       2,666,196        359,840
                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS                       (1,967,560)      (376,925)
                                                     -----------    -----------
OTHER INCOME (EXPENSE)
    Sale of assets, net of provision for bad debt        100,000            --
    Amortization of discounts on debt conversion        (155,245)           --
    Write off of financing costs                        (202,250)       (14,000)
    Interest expense                                    (165,650)        (6,680)
                                                     -----------    -----------
       Total other expense                              (423,145)       (20,680)
                                                     -----------    -----------
LOSS BEFORE INCOME TAXES                              (2,390,705)      (397,605)

PROVISION FOR INCOME TAXES                                   --             --
                                                     -----------    -----------
NET LOSS                                             $(2,390,705)   $  (397,605)
                                                     ===========    ===========
NET LOSS PER COMMON SHARE
       Basic                                         $      (.21)   $      (.13)
                                                     ===========    ===========
       Diluted                                       $      (.21)   $      (.13)
                                                     ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic  (Post Spin-Off in 2003)                 11,320,556      3,000,000
                                                     ===========    ===========
       Diluted (Post Spin-Off in 2003)                11,320,556      3,000,000
                                                     ===========    ===========

               The accompanying notes are an integral part of the
                        consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (DEFICIENCY) AND COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                   Stock                                   Total
                                                        Additional      Net     Options and   Accumulated               Stockholders
                                 Common Stock Class A     Paid in    Investment   Warrants   Comprehensive  Accumulated    Equity
                                  SHARES      Amount      Capital   iVoice, Inc   Granted        Loss        Deficit    (Deficiency)
                                  ------      ------      -------   -----------   -------        ----        -------    ------------
Balance at January 1, 2003             100    $    1    $       99   $ 129,601    $   --      $    --      $ (103,015)  $    26,686

Sale of convertible
 debentures                           --        --          35,000        --          --           --          35,000

Net transactions with
 iVoice, Inc                          --        --            --         5,586        --           --            --           5,586

Net loss for the year ended
 December 31, 2003                    --        --            --          --          --           --        (397,605)     (397,605)
                                ----------    ------    ----------   ---------    --------    ---------   -----------   -----------
Balance at December 31, 2003           100         1        35,099     135,187        --           --        (500,620)     (330,333)

30,000:1 stock split and
 spin off from iVoice, Inc       2,907,248        28           (28)   (135,187)       --           --        (182,063)     (317,250)

Issuance of stock on equity
 line conversion                15,127,179       152       846,182        --          --           --            --         846,334

Issuance of stock on accrued
 salary conversion               2,400,000        24       122,376        --          --           --            --         122,400

Issuance of stock on
 debenture conversion            2,444,177        24       162,649        --          --           --            --         162,673

Issuance of stock on debt
 conversion                        212,766         2         9,998        --          --           --            --          10,000

Issuance of stock for
 acquisitions                    3,398,149        34       584,966        --          --           --            --         585,000

Issuance of stock for
 compensation and services       2,239,815        22       155,078        --          --           --            --         155,100

Stock options and warrants
 granted                              --        --            --          --         5,250         --            --           5,250

Cancellation of certificates       (10,076)     --            --          --          --           --            --            --

Net loss for the year ended
 December 31, 2004                    --        --            --          --          --        (50,000)   (2,390,705)   (2,440,705)
                                ----------    ------    ----------   ---------    --------    ---------   -----------   -----------
Balance at December 31, 2004    28,719,358    $  287    $1,916,320   $    --      $  5,250    $ (50,000)  $(3,073,388)  $(1,201,531)
                                ==========    ======    ==========   =========    ========    =========   ===========   ===========

               The accompanying notes are an integral part of the
                        consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)


                                                                  Comprehensive
                                                                  Income (Loss)
                                                                  -------------


Balance at January 1, 2003                                         $      --

Net transactions for the year ended December 31, 2003                     --
                                                                   ----------
Balance at December 31, 2003                                              --

Unrealized loss on  securities available for sale                     (50,000)
                                                                   ----------
Balance at December 31, 2004                                       $  (50,000)
                                                                   ==========
















               The accompanying notes are an integral part of the
                        consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended
                                                             December 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                          $(2,390,705)   $  (397,605)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                       13,820            455
      Amortization of other intangibles                    2,102            --
      Amortization of software licenses                    9,000         18,000
      Amortization of debt conversion discounts          155,245            --
      Common stock issued for compensation and
       services                                          155,100            --
      Common stock issued for interest charges             9,162            --
      Equity recorded for stock options granted            5,250            --
      Write off debt issue costs                          55,000            --
         Net change in other comprehensive loss          (50,000)           --
      Net realized gain from sale of automatic
       reminder software                                 (50,000)           --
   Changes in certain assets and liabilities:
      Accounts receivable                               (185,488)           --
      Prepaid and other assets                           (44,476)           --
      Accounts payable and accrued expenses               12,514        313,467
      Deferred revenue                                     5,990            --
      Related party accounts for accrued
       compensation                                    1,278,450            --
                                                     -----------    -----------
   Total cash used in operating activities            (1,019,036)       (65,683)
                                                     ===========    ===========



               The accompanying notes are an integral part of the
                        consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                          For the Years Ended
                                                             December 31,
                                                         2004           2003
                                                      ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                    (25,938)           --
   Business acquisition, net of cash received              2,437            --
                                                      ----------     ----------
   Total cash used in investing activities               (23,501)           --
                                                      ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from related party loans                      21,017          6,481
   Repayments of related party loans                      (5,187)       (76,250)
   Proceeds from notes payable                         1,513,672            --
   Repayment of notes payable                           (152,410)           --
   Proceeds from capital leases payable                   14,102            --
   Repayment of capital leases payable                    (6,570)           --
   Proceeds from sales of convertible debentures               -        140,000
                                                      ----------     ----------
   Total cash provided by financing activities         1,384,624         70,231
                                                      ----------     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                342,087          4,548

CASH AND EQUIVALENTS - Beginning of year                   4,548            --
                                                      ----------     ----------
CASH AND EQUIVALENTS - END OF YEAR                    $  346,635     $    4,548
                                                      ==========     ==========
CASH PAID DURING THE YEAR FOR:
   Interest expense                                   $    9,413     $      --
                                                      ==========     ==========
   Income taxes                                       $      --      $      --
                                                      ==========     ==========

               The accompanying notes are an integral part of the
                        consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the Year Ended December 31, 2004
------------------------------------

During the year ended December 31, 2004, the Company:

a) Issued 15,127,179 shares of Class A common stock with a total value of $846,334 for repayment of principal and interest on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

b) Issued 3,398,149 shares of Class A common stock with a total value of $585,000 for the acquisition of SWK, Inc and the client list of Business Tech Solutions, Inc.

c) Issued 2,444,177 shares of Class A common stock with a total value of $162,673 for the repayment of convertible debentures with Cornell Capital Partners, LP and four other unrelated parties.

d) Issued 2,400,000 shares of Class A common stock with a value of $122,400 for repayment of accrued salaries for two officers of the Company.

f) Issued 2,239,815 shares of Class A common stock with a value of $155,100 for compensation and bonuses to SWK employees, commitment and agent placement fees for the equity line financing and other services.

g) Issued 212,766 shares of Class A common stock with a value of $10,000 to a previous officer of iVoice, Inc. per the spin-off agreement.

h) Granted 75,000 options for shares of Class A common stock for investor relations services.


For the Year Ended December 31, 2003
------------------------------------

During the year ended December 31, 2003, the Company:

a) On March 31, 2003 and on September 19, 2003 the Company issued $40,000 and $100,000 respectively, of its 5% Convertible Debentures with a 20% beneficial conversion feature.

               The accompanying notes are an integral part of the
                        consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Description of business
     -----------------------
     Trey Resources, Inc. (the "Company"), was incorporated in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice Inc. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company.

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

     Up until its acquisition of SWK, Inc. on June 2, 2004, the Company was engaged in the design, manufacture, and marketing of specialized telecommunication equipment. With the acquisition of SWK and as part of its plan to expand into new markets, Trey is focusing on the business software and information technology consulting market, and is looking to acquire other companies in this industry. SWK Technologies, Inc., ("SWK") the surviving entity in the merger and acquisition of SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software. The Company also publishes its own proprietary supply-chain software, "MAPADOC." The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

     Certain intellectual property, representing the software codes of the Automatic Reminder, was sold in November 2004 to Laser Energetics, Inc.
     (LEI), a New Jersey based technology company. The Company received 10 million shares of Laser Energetics Class A Common Stock and was further issued a convertible debenture by Laser Energetics, Inc. in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option.

     The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "TYRIA".

b)   Basis of Presentation
     ---------------------
     The accompanying consolidated financial statements include the accounts of Trey Resources, Inc. (the "Company" or "Trey") and its wholly owned subsidiary, SWK Technologies, Inc. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

     (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     Prior to its spin-off from iVoice in February 2004, the Company operated as a non-reporting component of iVoice, Inc. and accordingly, the results of operations, and cash flows of the Company for the year ending December 31, 2003, have been derived from the consolidated financial statements and accounting records of iVoice, Inc., reflect significant assumptions and allocations and do not necessarily reflect the financial position of Trey Resources, Inc., had it been a stand-alone Company for that period.

     On June 2, 2004, the Company completed its acquisition of SWK, Inc through a merger into its wholly owned subsidiary SWK Technologies, Inc. ("SWKT"). As such, the consolidated statement of operations for the year ending December 31, 2004, include the operations of SWKT from June 2, 2004 (the date of acquisition) though December 31, 2004.

     On November 11, 2004, Trey Resources' wholly-owned subsidiary, BTSG Acquisition Corp. acquired certain assets of Business Tech Solutions Group, Inc. Business Tech Solutions Group, Inc. was a value added reseller for Best Software's BusinessWorks financial accounting software. As a result of the acquisition, Business Tech Solutions Group, Inc.'s shareholder was issued, in exchange for certain assets of Business Tech Solutions Group, Inc., 648,149 restricted shares of Trey Resources' Class A Common Stock.

     The result of operations for the year ended December 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2003. References to the "Company," "we," "us" and "our" refer to Trey Resources Inc. and its subsidiary.

c)   Principles of Consolidation
     ---------------------------
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

d)   Line of Business
     ----------------
     We are business consultants for small and medium sized businesses and are also value-added resellers and master developers of financial accounting software published by Best Software. We also publish our own proprietary EDI software. We are a leader in financial accounting solutions across a broad spectrum of industries focused on manufacturing and distribution. We specialize in software integration and deployment, programming and training, and technical support, aimed at improving the financial reporting and operational efficiencies of small and medium sized companies. The sale of our financial accounting software is concentrated in the northeastern United States, while our EDI software and programming services are sold to corporations nationwide.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

e)   Use of Estimates
     ----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

f)   Revenue Recognition
     -------------------
     The Company recognizes revenues from consulting and support services as the services are performed. Hardware and software revenues are recognized when the product is shipped to the customer. Commissions are recognized when payments are received, since the Company has no obligation to perform any future services.

g)   Advertising Costs
     -----------------
     Advertising costs are expensed as incurred and are included in selling expenses. For the years ended December 31, 2004 and 2003, advertising expense amounted to $257 and $0, respectively.

h)   Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

i)   Marketable Securities
     ---------------------
     The Company has evaluated its investment policies consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"), and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity (Deficiency).

j)   Concentration of Credit Risk
     ----------------------------
     The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year.

     For the year ended December 31, 2004, our top ten customers had approximately $560,000 in sales and these represented 33% of our total sales for the period. Generally, we do not rely on any one specific customer for any significant portion of our revenue base.

k)   Property and Equipment
     ----------------------
     Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

l)   Software License Cost
     ---------------------
     Software license costs are recorded at cost, which approximates fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre-developed codes and systems patented by a non-related third party. These costs are capitalized pursuant to Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", and were being amortized using the straight-line method over a period of five years. As described later in Note 1, the Company has adopted SFAS No. 121. The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated un-discounted cash flow benefit related to the asset falls below the unamortizated cost. The remaining unamortized cost was written off in 2004.

m)   Income Taxes
     ------------
     The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

n)   Financing Costs
     ---------------
     Financing costs consist primarily of professional fees and various paid commissions relating to the issuance of the Company's convertible debentures and equity credit lines. These costs are expensed as incurred.

o)   Debt Issue Costs
     ----------------
     Debt issue costs represent the estimated cost of the conversion discount feature relating to the issuance of the Company's convertible debentures. Conversion costs are charged to expense the fair value of the beneficial conversion features of the convertible debt as measured at the date of issuance in accordance with Emerging Issues Task Force (EITF) Issue 98-5.

p)   Fair Value of Financial Instruments
     -----------------------------------
     The Company estimates that the fair value of all financial instruments at December 31, 2004 and 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

q)   Long-Lived Assets
     -----------------
     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that an impairment loss should not be recognized for applicable assets of continuing operations.

r)   Stock-Based Compensation
     ------------------------
     SFAS No. 123, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. The Company has adopted this statement and recorded the option value as outlined above.

s)   Earnings Per Share
     ------------------
     SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

     The computation of basic EPS is computed by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for the year ending December 31, 2004. The number of shares used in the calculation for the year ending December 31, 2003, assumes the shares issued in connection with the Company's spin - off from iVoice, Inc. were issued and outstanding for those respective periods. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

     The shares used in the computations are as follows:

                                                       As of December 31,
                                                    -----------------------
                                                       2004         2003
                                                    ----------    ---------
          Basic and Diluted EPS Purposes            11,320,556    3,000,000
                                                    ==========    =========

t)   Comprehensive Income
     --------------------
     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items,

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

     minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities.

u)   Recent Accounting Pronouncements
     --------------------------------
     SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" requires that a public company report financial and descriptive information about its reportable operating segments. It also requires that an enterprise report certain information about its products and services, the geographic areas in which they operate and their major customers. In determining the requirements of this pronouncement, Management believes that there is no materially reportable segment information with respect to the Company's operations and does not provide any segment information regarding products and services, major customers, and the material countries in which the Company holds assets and reports revenue.

     SFAS No. 142, "Goodwill and Other Intangible Assets" requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require. In accordance with the requirements of this pronouncement, the Company has assessed the value of the intangible assets reflected as goodwill on its books.

     SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its financial position or results of operations.

     SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its financial position or results of operations.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

     SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure." This statement was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements for fiscal years ending after December 15, 2002. This statement does not have any impact on the Company because the Company does not plan to implement the fair value method.

     In January 2003, FASB Interpretation No. 46 ("FIN No. 46"),"Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," was issued. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Currently, this standard has no effect on the Company's financial statements.

     During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. Currently, this standard has not had a material effect on the Company's financial statements.

     In May 2003, the FASB issued "SFAS 150", "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". "SFAS 150" requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Currently, this standard has no effect on the Company's financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                         December 31,
                                                   ----------------------
                                                      2004         2003
                                                   ---------    ---------
          Leasehold improvements                   $   3,171    $     --
          Furniture and fixtures                     103,483          --
                                                   ---------    ---------
                                                     106,654          --
          Less: Accumulated depreciation              13,820          --
                                                   ---------    ---------
             Property and equipment, net           $  92,834    $     --
                                                   =========    =========

     Depreciation expense for the years ended December 31, 2004 and 2003 was $13,820 and $455, respectively.


NOTE 3 - CONVERTIBLE DEBENTURES RECEIVABLE

     In November 2004, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. As part of the sale, the Company was issued a convertible debenture in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. At December 31, 2004, the Company determined that value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2004, was written down to zero as a provision for doubtful accounts.


NOTE 4 - GOODWILL AND INTANGIBLES

     In June 2004, Trey Resources' wholly-owned subsidiary, SWK Technologies, Inc., completed a merger with SWK, Inc. The Company recorded total consideration for the acquisition of $577,437 comprised of acquisition costs of $27,437 and 2,750,000 Class A common stock of Trey Resources, Inc. valued at $550,000. This consideration has been allocated to the tangible and identifiable intangible assets acquired according to their respective estimated fair values, with the excess purchase consideration being allocated to goodwill at the closing of the transaction. Goodwill on this transaction amounted to $1,008,040, which represented amounts paid in excess of the fair market value of the acquired assets and liabilities assumed of SWK, Inc.

     On November 11, 2004, Trey Resources' wholly-owned subsidiary, BTSG Acquisition Corp. completed the acquisition of certain assets of Business Tech Solutions Group, Inc. Business Tech Solutions Group, Inc. was a value added reseller for Best Software's BusinessWorks financial accounting software. As a result of the acquisition, Business Tech Solutions Group, Inc.'s shareholder was issued, in exchange for certain assets of Business

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

     Tech Solutions Group, Inc., 648,149 restricted shares of Trey Resources' Class A Common Stock. In addition, Business Tech also received $19,000 of cash at the closing. The aggregate amount of this transaction, $54,000, was recorded as Goodwill.

     These acquisitions are being valued by the strength of the client lists and as such have been reviewed for impairment at December 31, 2004. In doing so, management has determined that no write-down for impairment is required.

     Under SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.

     Total goodwill amounted to $1,062,040 less accumulated amortization of $0 at December 31, 2004.

     At December 31, 2004 and 2003, intangible assets totaled $27,000 net of accumulated amortization of $27,000 and $18,000, respectively.


NOTE 5 - INCOME TAXES

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

          Federal Income Tax Rate                              (34.0)%
          Deferred Tax Charge (Credit)                           -
          Effect on Valuation Allowance                         38.7 %
          State Income Tax, Net of Federal Benefit              (4.1)%
          Effective Income Tax Rate                              0.0 %

     Prior to February 11, 2004, Trey Resources was a non-reporting entity of iVoice, Inc. and as such had no net operating loss carry forwards. As of December 31, 2004, the Company has net operating loss carry forwards of approximately $3,000,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2025. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

     For state income taxes, the Company's net operating loss carry forwards may, if the Company is deemed eligible for the program, be reduced by future participation in the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority and the State of New Jersey. Under the program, eligible businesses may sell their unused net-operating-loss carry forwards and unused research and development tax-credit carry forwards to any corporate taxpayer in the State of New Jersey for at least 75% of the value of the tax benefits.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                             December 31
                                                                 2004
                                                             -----------
          Net Operating Loss Carry forwards                  $   960,000
          Less:  Valuation Allowance                            (960,000)
                                                             -----------
          Net Deferred Tax Assets                            $       --
                                                             ===========

     Net operating loss carry forwards expire starting in 2007 through 2025.


NOTE 6 - NOTE PAYABLE

     In 2004, the Company issued five promissory notes payable to Cornell Capital Partners, LP totaling $1,350,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. As of December 31, 2004, the company had issued 15,127,179 shares of Class A common stock with a value of $846,334 for which $800,000 was repayment of principle, $4,024 for payment of interest and $42,310 for amortization of conversion discounts. At December 31, 2004, a balance of $550,000 remained outstanding.

     On February 11, 2004, March 3, 2004, and April 4, 2004, Wass Associates, a New York General partnership loaned the company $21,835, $10,000 and $25,000, respectively. Pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc., the notes were assumed by SWK Technologies in the acquisition of SWK. The unsecured notes bear interest at 6% per annum and are payable in weekly installments of $1,000 and $500 respectively. At December 31, 2004 all of these notes were paid off.

     On June 30, 2004, SWK Technologies, Inc. entered into an unsecured promissory note totaling $35,000 with Wass Associates, a New York General partnership. The unsecured note bears interest at 6% per annum and is due in full together with unpaid interest on December 31, 2004. At December 31, 2004, the outstanding balance payable to Wass Associates totaled $28,709.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 7 - DUE TO RELATED PARTIES

     At December 31, 2004, the Company owes its former parent company iVoice, Inc. $29,265 for: a) the unpaid balance on the Administrative Service charges; b) $9,000 for the amortization of the original purchase price of the Automatic Reminder software; c) operating costs of $4,492; and d) interest expense of $524 that were paid by iVoice, Inc. The general corporate expenses allocation is primarily for cash management, selling expenses, legal, accounting, tax, insurance, public relations, advertising, and human resources. Some of these operating expenses have been incurred by iVoice and represent costs specifically related to the operation and spin-off of Trey from iVoice. Management believes the costs of these services charged are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand
     - alone company.

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

     Pursuant to the spin-off transaction from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The note bears interest at the rate of 9.5% per annum on the unpaid balance until paid or until default. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one Class B common stock share of Trey Resources, Inc., par value $0.00001, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At December 31, 2004, the principle on this note was $250,000 and accrued interest was $21,017.

     Pursuant to the employment contract dated January 1, 2003 between the Company and Jerome Mahoney, the Non-Executive Chairman of the Board, Mr. Mahoney is to receive a salary of $180,000 per year subject to 10% increases every year thereafter as well as a monthly expense allowance of $600 and an auto allowance of $800. Also, pursuant to the employment contract with Mr. Mahoney, following the completion of the spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Mahoney is entitled to receive a one-time payment of $350,000.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

     Total amounts owed to Mr. Mahoney at December 31, 2004, representing unpaid salary, unpaid expense and auto allowances, the one-time payment in connection with the spin-off, liabilities assumed in the spin-off transaction and interest on the liabilities assumed in the spin-off totaled $937,457.

     Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Financial Officer and Director of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter as well as a monthly expense allowance of $600 and an auto allowance of $800. Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000. In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004. The bonus has been accrued but has not as yet been paid.

     Total amounts owed to Mr. Meller at December 31, 2004, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the spin-off, totaled $666,736.

     Mr. Mahoney and Mr. Meller have agreed to defer receipt of cash payment of any monies due and owing them representing unpaid salary, unpaid expense and auto allowances which have been accrued on the Company's balance sheet, and the one-time payment in connection with the spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments. Mr. Mahoney and Mr. Meller have further agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

     In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2004, the outstanding balance to Mr. Berman was $21,700.

     In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2004, the outstanding balance to Ms. Berman was $21,700.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

     In connection with the acquisition of Business Tech Solutions Group, Inc, the Company agreed to collect the outstanding receivables of Business Tech and to remit the collected funds to the owner of Business Tech within 30 days of receipts. At December 31, 2004, the Company owed the Business Tech owner $25,623.


NOTE 8 - CONVERTIBLE DEBENTURES

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

     As of December 31, 2004, the Company had issued 2,444,177 shares of Trey's Class A common stock with a value of $162,673, of which $125,000 was a repayment of principal, $5,138 was payment of interest, and $32,535 was amortization of conversion discount. Total outstanding principal balance of the convertible debentures at December 31, 2004 was $15,000, plus accrued interest of $2,469.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

a) The Company leases its primary office space at 293 Eisenhower Parkway, Livingston, New Jersey at a rate of $8,706 per month. This lease expires is September 2005. The Company also leases 1,090 square feet at 777 Passaic Avenue, Clifton, NJ and an executive suite in New York City on a month-to-month obligation of $1,098 per month and $208 per month, respectively.

     The Company will be relocating and consolidating the New Jersey offices into a single larger space in May 2005. The Company maintains a good relationship with its landlords and believes that these facilities will be adequate for the foreseeable future.

     In 2003, the parent company of Trey Resources was co-located with iVoice, Inc. and was not charged any rent.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

     Combined rent expense under the operating leases for the year ended December 31, 2004 and 2003 was $63,062 and $0, respectively.

b) The Company has entered into employment contracts with its Non-Executive Chairman of the Board of Directors. As consideration, the Company agreed to pay Mr. Mahoney the sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Mahoney provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Trey in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by Trey) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Mahoney shall also be paid the sum of $350,000 upon the completion of the Spin-Off.

c) On September 15, 2003, the Company entered into an employment agreement with Mr. Meller. He will serve as the Company's President, Chief Financial Officer and Director for a term of five years. As consideration, the Company agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Meller provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Trey in each of the five prior calendar years (or shorter period during which Mr. Meller shall have been employed by Trey) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Meller shall also be paid the sum of $350,000 upon the completion of the Spin-Off.

     Mr. Mahoney and Mr. Meller have agreed to defer the receipt of the $350,000 payments owed to each of them for the successful completion of the spin-off until Management believes it has sufficient liquidity and capital resources to fund these obligations. They have each, agreed, however, to accept payment or partial payment, from time to time, in the form of the Company's Class A Common Stock and/or the Company's Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

d) The Company has entered into a subscription agreement with certain purchasers for the sale of $140,000 in convertible debentures. The notes are convertible into Class A common stock at the discretion of the holders.

e) In January 2003, as subsequently amended retroactively to January 27, 2003, the Company entered into an Equity Line of Credit with Cornell Capital Partners, LP. Pursuant to the Equity Line of Credit, the Company, at their discretion, may periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $10.0 million to raise funds for its working capital needs. For each share of Class A common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the 5 lowest closing bid prices on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. In addition, Cornell Capital Partners, L.P. has received as additional compensation, those number of Class A

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

     Common Stock shares equal to one and one half percent (1.5%) of the number of shares of Class A Common Stock outstanding on that date in which the registration statement filed by the Company to effectuate the spin - off goes effective (February 2004). Pursuant to the agreement with Cornell Capital Partners, LP, the Company has registered for resale on Form SB-2, shares of Class A common stock with the Securities and Exchange Commission. The offering terminates February 2006.

f) During 2004, the Company issued five promissory notes payable to Cornell Capital Partners, LP totaling $1,350,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. It is anticipated that the notes, plus any accrued interest, will be paid through the issuance of Class A common shares registered for resale with Securities and Exchange Commission.

g) The Company has entered into an Administrative Services Agreement whereby iVoice will provide the Company with services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, and other areas where the Company may need transitional assistance and support following the spin-off distribution. The term of the agreement is two years, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In exchange for services under the administrative services agreement, Trey Resources has agreed to pay iVoice an annual fee of approximately $95,000.

h) The Company had assumed a total of $324,000 in accrued liabilities and related party debt presently outstanding and incurred by iVoice. The terms and conditions of the liabilities and debt being assumed are as follows:

     Kevin Whalen, a former officer of iVoice, was owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of December 31, 2004, Mr. Whalen has received $4,500 in cash and $10,000 in Class A Common Stock leaving a balance due of $59,500.

     The Company had also assumed an outstanding promissory note in the amount of $250,000 payable to Mr. Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The terms of this obligation are further discussed in
     Note 8.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 10 - COMMON STOCK

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

     CLASS A COMMON STOCK

     Class A Common Stock consists of the following as of December 31, 2004:
     10,000,000,000 shares of authorized common stock with a par value of $.00001, 29,645,284 shares were issued and 28,719,358 shares were outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives. For the year ending December 31, 2004, the company had the following transactions in its Class A common stock:

     >> In connection with the spin-off from its former parent company iVoice, Inc., the Company issued 2,907,248 Class A common shares on February 13, 2004. This amount represents one share of Trey Resources, Inc. Class A common stock for every 1,793 shares of iVoice Class A common stock held as of the record date of February 9, 2004.

     >> The Company issued 45,000 shares of Class A common stock for commitment fees pursuant to the Equity Line of Credit with Cornell Capital valued at $18,000.

     >> The Company issued 20,000 shares of Class A common stock for placement agent fees pursuant to the Equity Line of Credit with Cornell Capital valued at $8,000.

     >> The Company issued 110,000 shares of Class A common stock as compensation for services valued at $17,600.

     >> The Company issued 2,750,000 shares of Class A common stock pursuant to the acquisition and merger agreement with SWK Inc, valued at $550,000.

     >> The Company issued 648,149 shares of Class A common stock pursuant to the acquisition and merger agreement with Business Tech Solutions, Inc., valued at $35,000.

     >> The Company issued 15,127,179 shares of Class A common stock with a total value of $846,334. Of this amount, $800,000 was for repayment of principal and $4,024 in interest on outstanding notes payable, issued as advances on the equity line financing with Cornell

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

          Capital Partners, LP. The balance of $42,310 represents discount on conversions of the principal and interest on the advances on the equity line to common stock.

     >> The Company issued 2,444,177 shares of its Class A common stock for the repayment of $125,000 in principal, $5,138 in interest and $32,535 for amortization of conversion discount on its 5% Convertible Debentures.

     >> The Company issued 2,400,000 shares of its Class A common stock with a total value of $122,400 to officers of the Company as repayment of accrued salaries. Of this amount, $42,000 was for repayment of principal and $80,400 represents discount on conversions.

     >> The Company issued 2,064,815 shares of Class A common stock for compensation and bonuses to employees of SWK Technologies, Inc. valued at $111,500.

     >> The Company issued 212,766 shares of Class A common stock for a partial repayment of an obligation to a previous officer of iVoice, Inc. valued at $10,000.

     >> The Company cancelled 10,076 shares of Class A common stock that were surrendered by their owner per a previous agreement with the Company.


     CLASS B COMMON STOCK

     Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 1 with respect to Class A Common Stock. As of December 31, 2004, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

     CLASS C COMMON STOCK

     Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1 vote for every 1,000 shares. As of December 31, 2004, no shares were issued or outstanding.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

     PREFERRED STOCK

     Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of December 31, 2004, no shares were issued or outstanding.


NOTE 11 - STOCK OPTIONS

     During 2004, the Company issued the following stock options:

     >> On August 1, 2004, the Company issued to Hawk Associates, Inc, options to purchase 75,000 Class A common stock at a price of $.07 per share. The options vest in 60 days from issuance and expire ten years from the date of issue.

     Options outstanding, except options under employee stock option plan, are as follows as of December 31, 2004:

          Expiration Date                   Exercise Price             Shares
          ---------------                   --------------             ------
          July 31, 2014                         $ .07                  75,000
                                                                       ======

     Stock Option Plan
     -----------------
     During the year ended December 31, 2004, the Company adopted the Stock Option Plan (the "Plan") in order to attract and retain qualified employees, directors, independent contractors or agents of Trey Resouces, Inc. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to employees, directors, independent contractors or agents to purchase the Company's common stock at no less than 85% of the market price on the date the option is granted. Options generally vest over four years and have a maximum term of ten years. As of December 31, 2004, 75,000 options to purchase shares were granted. None of these options were exercised during 2004.

     The Company has adopted the provisions of SFAS No. 123. "Accounting for Stock-Based Compensation" which establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. These transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2004: dividend yield of 0%; expected volatility of 320%; risk-free interest rates of 2.00%; and expected life of 3.21.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

     materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The following summarizes the stock option transactions:

                                                                   Weighted
                                                   Stock           Average
                                                   Option          Exercise
                                                 Outstanding        Price
                                                 -----------        -----

          Balance, January 1, 2004                      -          $  .000
          Granted                                  75,000          $  .070
          Exercised                                     -          $  .000
          Canceled                                      -          $  .000
                                                   ------          -------
          Balance, December 31, 2004               75,000          $  .070
                                                   ======          =======
          Outstanding and Exercisable,
          December 31, 2004                        75,000          $  .070
                                                   ======          =======

NOTE 12 -  GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

     The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceeded current assets by approximately $2.4 million as of December 31, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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

     These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE 13 -  SUBSEQUENT EVENTS

     >> On March 2, 2005, the Company issued 2,010,724 shares of Class A common stock valued at $75,000, $60,000 in cash, and an $80,000 promissory note payable over 24 months, pursuant to the employment agreement with a former executive of Business Consulting Solutions LLC.

     >> Through March 24, 2005, the Company issued 16,183,593 shares of Class A common stock with a total value of $424,110. Of this amount, $350,000 was for repayment of principal and $53,392 in interest on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $20,718 represents discount on conversions of the principal and interest on the advances on the equity line to common stock.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

     >> On March 23, 2005, the Company issued 5,403,229 shares of its Class A common stock to Cornell Capital Partners, LP as escrow for the repayments of the equity line financing accounts.

     >> On January 19, 2005 and February 16, 2005, the Company issued 5,900,000 shares of its Class A common stock with a total value of $175,909 to officers of the Company as repayment of accrued salaries. Of this amount, $68,920 was for repayment of principal and $106,989 represents discount on conversions.

     >> On March 2, 2005, the Company issued 1,367,292 shares of Class A common stock for compensation and bonuses to employees of SWK Technologies, Inc. valued at $54,692.

     >> On February 16, 2005, the Company issued 270,270 shares of Class A common stock for a partial repayment of an obligation to a previous officer of iVoice, Inc. valued at $10,000.

     >> On February 25, 2005, the Company issued 350,000 restricted shares of Class A common stock for a marketing services valued at $13,650.

     >> On January 27, 2005, the Company drew down $1,150,000 on its Equity Line of Credit with Cornell Capital. Deducted from these proceeds was $92,500 of fees paid to Cornell and $350,000 to reimburse Cornell for the purchase of a 5% convertible debenture issued by Voyager One, to Cornell. The debentures issued by Voyager One are convertible at a price equal to the lower of (i) 150% of the lowest initial bid price of Voyager One common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of Voyager One common stock for the five trading days immediately preceding the conversion date.