Form 10QSB
period 2005-03-31
TREY INDUSTRIES INC
filed 2005-05-13
CIK 1236275

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Number of shares of Class A, common stock, par value $.00001, outstanding as of April 20, 2005: 66,769,176.

================================================================================

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2005

                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------

PART I.      FINANCIAL INFORMATION

    Item 1.  Condensed Consolidated Financial Statements

                 Balance Sheet - March 31, 2005 (Unaudited)                   2


                 Statements of Operation -
                 For the three months ended March 31, 2005 and 2004           3

                 Statement of Accumulated Other Comprehensive Income (Loss)
                 For the three months ended March 31, 2005                    4

                 Statements of Cash Flows -
                 For the three months ended March 31, 2005 and 2004         5-6

                 Notes to Financial Statements                             7-19

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          20-25

    Item 3.  Controls and Procedures                                         26

PART II. OTHER INFORMATION

    Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds      26

    Item 5.  Other Information                                               26

    Item 6.  Exhibits and Reports on Form 8-K                             27-28

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2005

                                  ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                      $    717,820
Securities available for sale                                                        50,000
Convertible debentures, net of allowance for doubtful accounts of $252,199          331,532
Accounts receivable, net of allowance for doubtful accounts of $30,300              356,415
Prepaid expenses and other current assets                                           192,202
                                                                               ------------
       Total current assets                                                       1,647,996
                                                                               ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $22,820                  120,044

OTHER ASSETS
Goodwill  on business acquisitions                                                1,062,040
Deposits and other assets                                                            41,640
                                                                               ------------
       Total other assets                                                         1,103,680
                                                                               ------------

TOTAL ASSETS                                                                   $  2,871,693
                                                                               ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Accounts payable and accrued expenses                                          $    545,902
Deferred revenue                                                                     23,144
Obligations under capital leases - current                                           26,019
Convertible debentures payable                                                       17,654
Notes payable                                                                     1,496,235
Due to related parties                                                            1,670,444
                                                                               ------------
         Total current liabilities                                                3,779,398
                                                                               ------------
LONG TERM DEBT
Obligations under capital leases - non-current                                       32,437
                                                                               ------------
          Total liabilities                                                       3,811,835
                                                                               ------------
COMMITMENTS AND CONTINGENCIES - Note 9                                                 --

STOCKHOLDERS' DEFICIENCY
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                                  --
Common stock:
  Class A - par value $.00001; authorized 10,000,000,000 shares;
     59,981,301 shares issued and 55,813,383 shares outstanding                         558
  Class B - par value $.00001; authorized 50,000,000 shares;
     no shares issued and  outstanding                                                 --
  Class C - par value $.00001; authorized 20,000,000 shares;
     no shares issued and  outstanding                                                 --
Additional paid in capital                                                        2,695,726
Stock options and warrants granted                                                    5,250
Accumulated comprehensive loss                                                      (50,000)
Accumulated deficit                                                              (3,591,676)
                                                                               ------------
         Total stockholders' equity (deficiency)                                   (940,142)
                                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                        $  2,871,693
                                                                               ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                  TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         For the Three Months Ended
                                                                 March 31,
                                                       ------------------------------
                                                           2005              2004
                                                       ------------      ------------
SALES, net                                             $  1,009,414      $       --

COST OF SALES                                               613,878             2,250
                                                       ------------      ------------

GROSS PROFIT                                                395,536            (2,250)
                                                       ------------      ------------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                        127,266              --
    General and administrative expenses                     458,372           850,406
    Depreciation and amortization                            10,529              --
                                                       ------------      ------------
Total selling, general and administrative expenses          596,167           850,406
                                                       ------------      ------------

LOSS FROM OPERATIONS                                       (200,631)         (852,656)
                                                       ------------      ------------
OTHER EXPENSE
    Write-off of financing costs                           (113,805)          (63,000)
    Other expense                                          (123,802)          (35,000)
    Interest expense                                        (80,050)           (4,869)
                                                       ------------      ------------
Total other expense                                        (317,657)         (102,869)
                                                       ------------      ------------

LOSS OPERATIONS BEFORE INCOME TAXES                        (518,288)         (955,525)

PROVISION FOR INCOME TAXES                                     --                --
                                                       ------------      ------------

NET LOSS                                               $   (518,288)     $   (955,525)
                                                       ============      ============

NET LOSS PER COMMON SHARE
    Basic                                              $      (0.01)     $      (0.32)
                                                       ============      ============
    Diluted                                            $      (0.01)     $      (0.32)
                                                       ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic (post spin-off in 2003)                        43,144,614         2,959,899
                                                       ============      ============
    Diluted (post spin-off in 2003)                      43,144,614         2,959,899
                                                       ============      ============

 The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED
                  OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)


                                                               Comprehensive
                                                               Income (Loss)
                                                               ------------
Balance at December 31, 2004                                   $    (50,000)

Net transactions for the three months ended March 31, 2005             --
                                                               ------------

BALANCE AT MARCH 31, 2005                                      $    (50,000)
                                                               ============
































   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              For the Three Months Ended
                                                                        March 31,
                                                             ------------------------------
                                                                  2005             2004
                                                             ------------      ------------
CASH FLOW (USED IN) OPERATING ACTIVITIES
   Net loss                                                  $   (518,288)     $   (955,525)
   Adjustments to reconcile net loss to net cash used in
     operating activities, net of effects of acquisition
   Depreciation                                                     9,000              --
   Amortization of other intangibles                                1,259              --
   Amortization of software license                                  --               2,250
   Debt issue costs                                               113,805            55,000
   Common stock issued for services                                68,342            26,000
   Common stock issued for debt conversion discount               129,023              --
   Deferred interest income on convertible debentures              (2,837)             --
   Accrued interest expense on notes payable                       70,472              --
   Accrued interest expense on related party loans                  5,856              --
   Accrued interest expense on debentures payable                     185              --
   Changes in certain assets and liabilities:
           Accounts receivable                                    (83,329)             --
                Prepaid expenses and other assets                 (81,876)             --
           Accounts payable and accrued liabilities               (76,689)          (73,557)
           Deferred revenue                                        11,045              --
           Related party accounts                                  33,145            12,601
                                                             ------------      ------------
Total cash (used in) operating activities                        (320,887)         (933,231)
                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                             (36,210)             --
   Purchase of convertible debentures                            (328,695)             --
                                                             ------------      ------------
Total cash (used in) financing activities                        (364,905)             --
                                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from related party loans                                 --             754,423
   Repayment of related party loans                                (2,118)             --
   Proceeds from notes payable                                  1,056,195           200,000
   Repayment of notes payable                                     (19,202)             --
   Proceeds of capital leases                                      27,344              --
   Repayment of capital leases                                     (5,242)             --
                                                             ------------      ------------
Total cash provided by financing activities                     1,056,977           954,423
                                                             ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         371,185            21,192

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   346,635             4,548
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $    717,820      $     25,740
                                                             ============      ============


CASH PAID DURING THE PERIOD FOR:
   Interest expense                                          $      2,317      $       --
                                                             ============      ============
   Income taxes                                              $       --        $       --
                                                             ============      ============

 The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the Three Months Ended March 31, 2005:

a) Issued 14,952,387 shares of Class A common stock with a total value of $394,342 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

b) Issued 2,010,724 shares of Class A common stock valued at $75,000 pursuant to the employment agreement with A. Rudin.

c) Issued 2,243,352 shares of Class A common stock with a total value of $56,084 for interest due on the equity line financing with Cornell Capital Partners, LP.

e) Issued 5,900,000 shares of Class A common stock with a value of $175,909 for repayment of accrued salaries for two officers of the Company.

f) Issued 1,367,292 shares of Class A common stock with a value of $54,692 for compensation and bonuses to employees of SWK Technologies, Inc.

g) Issued 350,000 shares of Class A common stock with a value of $13,650 for marketing services.

h) Issued 270,270 shares of Class A common stock with a value of $10,000 for a partial repayment of an obligation to a previous officer of iVoice, Inc.

For the Three Months Ended March 31, 2004:

a) Issued 45,000 shares of Class A common stock for commitment fees pursuant to the Equity Line of Credit with Cornell Capital valued at $18,000.

b) Issued 20,000 shares of Class A common stock for placement agent fees pursuant to the Equity Line of Credit with Cornell Capital valued at $8,000.




   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2005

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

     Up until its acquisition of SWK, Inc. on June 2, 2004, the Company was engaged in the design, manufacture, and marketing of specialized telecommunication equipment. With the acquisition of SWK and as part of its plan to expand into new markets, Trey is focusing on the business software and information technology consulting market, and is looking to acquire other companies in this industry. SWK Technologies, Inc., ("SWK") the surviving entity in the merger and acquisition of SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software. The Company also publishes its own proprietary supply-chain software, "MAPADOC". The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

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

     Basis of presentation
     ---------------------
     The accompanying consolidated financial statements include the accounts of Trey Resources, Inc. (the "Company" or "Trey") and its wholly owned subsidiaries, SWK Technologies, Inc. and BTSG Acquisition Corp. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     Prior to its spin-off from iVoice in February 2004, the Company operated as a non-reporting component of iVoice, Inc. and accordingly, the results of operations, and cash flows of the Company for the periods before December 31, 2003, have been derived from the consolidated financial statements and accounting records of iVoice, Inc., reflect significant assumptions and allocations and do not necessarily reflect the financial position of Trey Resources, Inc., had it been a stand-alone Company for that period.

     On June 2, 2004, the Company completed its acquisition of SWK, Inc through a merger into its wholly owned subsidiary SWK Technologies, Inc. ("SWKT"). As such, the condensed consolidated statement of operations for the three months ending March 31, 2005, include the operations of SWKT.

     On November 11, 2004, Trey Resources' wholly-owned subsidiary, BTSG Acquisition Corp. acquired certain assets of Business Tech Solutions Group, Inc. Business Tech Solutions Group, Inc. was a value added reseller for Best Software's BusinessWorks financial accounting software. As a result of the acquisition, Business Tech Solutions Group, Inc.'s shareholder was issued, in exchange for certain assets of Business Tech Solutions Group, Inc., 648,149 unregistered shares of Trey Resources' Class A Common Stock.

     On March 1, 2005, Trey Resources' wholly-owned subsidiary, SWK Technologies, Inc., executed an employment agreement with Mr. Andrew Rudin of Business Consulting Solutions LLC ("BCS"), whereby Mr. Rudin was to be paid a commission in cash and stock of Trey Resources in the event he was successful in arranging for the clients of BCS to transfer over to SWKT. On March 25, 2005, this employment agreement was amended that made the commission payable to Mr. Rudin contingent upon the retention of the clients transferred from BCS through March 1, 2008 and payable over a thirty-six month period from the employment agreement's commencement date. Following the successful transfer of BCS clients to SWKT, SWKT will assume responsibility for maintenance and support of the BCS clients.

     The result of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2004. References to the "Company," "we," "us" and "our" refer to Trey Resources Inc. and its subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

     Stock-Based Compensation
     ------------------------
     SFAS No. 123, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. The Company has adopted this statement and recorded the option value as outlined above.

     Earnings (Loss) Per Share
     -------------------------
     SFAS No. 128, "Earnings per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

     The computation of basic EPS is computed by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for the three months ending March 31, 2005. The number of shares used in the calculation for the three months ending March 31, 2004, assumes the shares issued in connection with the Company's spin - off from iVoice, Inc. were issued and outstanding for those respective periods. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position. The Company had 75,000 options available as of March 31, 2005.

     The shares used in the computations are as follows:

                                                      As of March 31,
                                              ------------------------------
                                                 2005                2004
                                                 ----                ----
     Basic and Diluted EPS Purposes           43,144,614           2,949,899
                                              ==========           =========

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

NOTE 3 - GOODWILL AND INTANGIBLES

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

     On November 11, 2004, Trey Resources' wholly-owned subsidiary, BTSG Acquisition Corp. completed the acquisition of certain assets of Business Tech Solutions Group, Inc. Business Tech Solutions Group, Inc. was a value added reseller for Best Software's BusinessWorks financial accounting software. As a result of the acquisition, Business Tech Solutions Group, Inc.'s shareholder was issued, in exchange for certain assets of Business Tech Solutions Group, Inc., 648,149 unregistered shares of Trey Resources' Class A Common Stock. In addition, Business Tech also received $19,000 of cash at the closing. The aggregate amount of this transaction, $54,000, was recorded as Goodwill.

     These acquisitions are being valued by the strength of the client lists and as such have been reviewed for impairment at March 31, 2005. In doing so, management has determined that no write-down for impairment is required.

     Under SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.

     As of March 31, 2005, the Company has determined that there has been no impairment of goodwill. In addition, the Company has impaired the intangible assets $27,000.

NOTE 4 - GOING CONCERN

     The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

     The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceeded current assets by approximately $2.1 million as of March 31, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

NOTE 5 - CONVERTIBLE DEBENTURES RECEIVABLE

     In November 2004, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. As part of the sale, the Company was issued a convertible debenture in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. As of March 31, 2005, the Company has determined that value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2004 and 2005, were written down to zero as a provision for doubtful accounts.

     In January 2005, the Company purchased $328,695 of Voyager One, Inc. convertible debentures from Cornell Capital Partners LP. The debentures, which bear interest at the rate of 5% per annum, have a three year term, and are convertible into shares of Voyager One, Inc. Common Stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The convertible debentures are convertible at the holder's option any time up to the maturity date. At March 31, 2005, the aggregate value of the debentures plus deferred interest income is $331,532.

NOTE 6- CONVERTIBLE DEBENTURES PAYABLE

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

     On March 31, 2003, the Company issued $40,000 and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement. The 20% beneficial conversion feature was previously recorded as prepaid financing costs, until such time as the Company's Class A common stock into which the debentures are convertible was registered and deemed effective by the U.S Securities and Exchange Commission. The Company completed the effective registration of the Company's common stock, and any amounts capitalized have been charged to expense in accordance with EITF Issue 98-5.

     During 2004, the Company had issued 2,444,177 shares of Trey's Class A common stock with a value of $162,673, of which $125,000 was a repayment of principal, $5,138 was payment of interest, and $32,535 was amortization of conversion discount.

     During 2005, no additional payments have been made. Total outstanding principal balance of the convertible debentures at March 31, 2005 was $15,000, plus accrued interest of $2,654.


NOTE 7- NOTES PAYABLE

     In 2004, the Company issued five promissory notes payable to Cornell Capital Partners, LP totaling $1,350,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 24% per annum on any balance left unpaid after the maturity date. As of March 31, 2005, $1,175,000 was repaid through the issuance of 30,019,052 shares of Class A common stock. As of March 31, 2005, a balance of $175,000 remains on these notes.

     On June 30, 2004, SWK Technologies, Inc. entered into an unsecured promissory note totaling $35,000 with Wass Associates, a New York General partnership. The unsecured note bears interest at 6% per annum and is due in full together with unpaid interest on December 31, 2004. As of March 31, 2005, the outstanding balance payable to Wass Associates totaled $9,507.

     In January 2005, the Company issued the sixth promissory note payable to Cornell Capital Partners, LP for $1,150,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 24% per annum on any balance left unpaid after the maturity date. As of March 31, 2005, a balance of $1,150,000 remains on this note.

     In January 2005, SWK Technologies, Inc. drew down $20,000 from its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month. Principal shall be due and payable on demand from Fleet National Bank. As of March 31, 2005, the outstanding balance payable to Fleet totaled $20,000.

NOTE 8 - DUE TO RELATED PARTIES

     At March 31, 2005, the Company owes its former parent company iVoice, Inc. $53,016 for: a) the unpaid balance on the Administrative Service charges;
     b) $9,000 for the amortization of the original purchase price of the Automatic Reminder software; c) operating costs of $4,492; and d) interest expense of $524 that were paid by iVoice, Inc. The general corporate expenses allocation is primarily for cash management, selling expenses, legal, accounting, tax, insurance, public relations, advertising, and human resources. Some of these operating expenses have been incurred by iVoice and represent costs specifically related to the operation and spin-off of Trey from iVoice. Management believes the costs of these services charged are a reasonable representation of the costs that would have been incurred if the Company had performed these functions as a stand - alone company.


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

     Total amounts owed to Mr. Mahoney at March 31, 2005, representing unpaid salary, unpaid expense and auto allowances, the one-time payment in connection with the spin-off, liabilities assumed in the spin-off transaction and interest on the liabilities assumed in the spin-off totaled $928,928.

     Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter as well as a monthly expense allowance of $600 and an auto allowance of $800. Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000. In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004. The bonus has been accrued but has not as yet been paid.

     Total amounts owed to Mr. Meller at March 31, 2005, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the spin-off, totaled $652,055.

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

     In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At March 31, 2005, the outstanding balance to Mr. Berman was $20,642.

     In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At March 31, 2005, the outstanding balance to Ms. Berman was $20,642.

     In connection with the acquisition of Business Tech Solutions Group, Inc, the Company agreed to collect the outstanding receivables of Business Tech and to remit the collected funds to the owner of Business Tech within 30 days of receipts. At March 31, 2005, the Company owed the Business Tech owner $36.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

   o The Company leases its primary office space at 293 Eisenhower Parkway, Livingston, New Jersey at a rate of $8,706 per month. This lease expires in September 2005. The Company also leases 1,090 square feet at 777 Passaic Avenue, Clifton, NJ and an executive suite in New York City on a month-to-month obligation of $1,098 per month and $208 per month, respectively.

     The Company intends to re-locate and consolidate its New Jersey offices into a single, larger space in June 2005. The Company maintains a good relationship with its landlords and believes that these facilities will be adequate for the foreseeable future.

   o The Company has entered into employment contracts with its Non-Executive Chairman of the Board of Directors. As consideration, the Company agreed to pay Mr. Mahoney the sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Mahoney provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Trey in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by Trey) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Mahoney shall also be paid the sum of $350,000 upon the completion of the Spin-Off.

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

   o The Company has entered into a subscription agreement with certain purchasers for the sale of $140,000 in convertible debentures. The notes are convertible into Class A common stock at the discretion of the holders.

   o In January 2003, as subsequently amended retroactively to January 27, 2003, the Company entered into an Equity Line of Credit with Cornell Capital Partners, LP. Pursuant to the Equity Line of Credit, the Company, at their discretion, may periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $10.0 million to raise funds for its working capital needs. For each share of Class A common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 91% of the 5 lowest closing bid prices on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. In addition, Cornell Capital Partners, L.P. has received as additional compensation, those number of Class A Common Stock shares equal to one and one half percent (1.5%) of the number of shares of Class A Common Stock outstanding on that date in which the registration statement filed by the Company to effectuate the spin - off goes effective (February 2004). Pursuant to the agreement with Cornell Capital Partners, LP, the Company has registered for resale on Form SB-2, shares of Class A common stock with the Securities and Exchange Commission. The offering terminates 24 months after the Securities and Exchange Commission declared the registration statement effective.

   o During 2004 and 2005, the Company issued six promissory notes payable to Cornell Capital Partners, LP totaling $2,500,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 24% per annum on any balance left unpaid after the maturity date. It is anticipated that the notes, plus any accrued interest, will be paid through the issuance of Class A common shares registered for resale with Securities and Exchange Commission.

   o The Company has entered into an Administrative Services Agreement whereby iVoice will provide the Company with services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, and other areas where the Company may need transitional assistance and support following the spin-off distribution. The term of the agreement is two years, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In exchange for services under the administrative services agreement, Trey Resources has agreed to pay iVoice an annual fee of approximately $95,000.

   o The Company assumed a total of $324,000 in accrued liabilities and related party debt outstanding and incurred by iVoice. The terms and conditions of the liabilities and debt being assumed are as follows:

     Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of March 31, 2005, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

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

     CLASS A COMMON STOCK

     Class A Common Stock consists of the following as of March 31, 2005:
     10,000,000,000 shares of authorized common stock with a par value of $.00001, 59,981,301 shares were issued and 55,813,383 shares were outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives. For the three months ending March 31, 2005, the company had the following transactions in its Class A common stock:

  >> The Company issued 350,000 shares of Class A common stock as compensation for marketing services valued at $13,650.

  >> The Company issued 2,010,724 shares of Class A common stock pursuant to the employment agreement with Andrew Rudin, valued at $75,000.

  >> The Company issued 17,195,739 shares of Class A common stock with a total value of $450,426. Of this amount, $275,000 was for repayment of principal and $53,392 in interest on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $22,034 represents discount on conversions of the principal and interest on the advances on the equity line to common stock.

  >> The Company issued 5,900,000 shares of its Class A common stock with a total value of $175,909 to officers of the Company as repayment of accrued salaries. Of this amount, $68,920 was for repayment of principal and $106,989 represents discount on conversions.

  >> The Company issued 1,367,292 shares of Class A common stock for compensation and bonuses to employees of SWK Technologies, Inc. valued at $54,692.

  >> The Company issued 270,270 shares of Class A common stock for a partial repayment of an obligation to a previous officer of iVoice, Inc. valued at $10,000.


     CLASS B COMMON STOCK

     Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 1 with respect to Class A Common Stock. As of March 31, 2005, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

     CLASS C COMMON STOCK

     Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1 vote for every 1,000 shares. As of March 31, 2005, no shares were issued or outstanding.

     PREFERRED STOCK

     Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2005, no shares were issued or outstanding.

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

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the year ending December 31, 2004 filed with Form 10-KSB. The following discussion contains forward-looking statements. Please see Forward-Looking Statements for a discussion of uncertainties, risks and assumptions associated with these statements

SEPARATION FROM IVOICE
----------------------

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

MARCH 31, 2005 COMPARED TO MARCH 31, 2004
-----------------------------------------

Prior to our acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey were derived from the license of our automatic reminder and call initiating software products which address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. For the three months ended March 31, 2004, the Company reported no revenue from the sale of our Automatic Reminder software. Until February 11, 2004, the Automatic Reminder business had only operated as a division of iVoice, Inc. and had never operated on a stand-alone basis. The low sales volume of the Automatic Reminder business is attributable to the minimal resources made available by its former parent company for the sales and marketing of the automatic reminder and call initiating software products. Revenues for the three months period ended March 31, 2005, totaling $1,009,414 represent the sales of SWK Technologies ("SWKT") and Business Tech Solutions Group ("BTSG"). As such, the entire increase in sales is due to the acquisition of SWKT and BTSG.

The entire gross profit for the three months ended March 31, 2005 of $395,536 represent the gross profit of SWK and BTSG. As a percentage of sales, gross margin was 39.2% for the three-month period ending March 31, 2005. The three month period ending March 31, 2004 reflect negative gross profit of ($2,250) and are primarily the result of the amortization of the original purchase price of the Automatic Reminder software reflected in the cost of sales.

Total operating expenses were $596,167 for the three-month period ending March 31, 2005 a decrease of $254,239 over the three-month period ending March 31, 2004, which totaled $850,406. The decrease in the 2005 expenses, when compared to 2004, was primarily the effect of a $700,000 non-recurring charge to expenses in 2004 for the successful completion of the spin-off of the company from its former parent, and the reduction of approximately $70,000 in printing and reproduction expenses incurred in 2004 for the spin-off of the new company. This reduction was offset by increases in sales and marketing expenses of $127,266 and general and administrative expenses of $251,397, primarily attributable to the acquisition and operation of SWK Technologies.

Other expenses for the three months ended March 31, 2005 were $317,657, an increase of $214,788 over the three month period ending March 31, 2004. The increase reflects the increased write-off of financing costs of $50,805 in the current year, comprised of fees charged pursuant to the equity-line financing agreement with Cornell Capital Partners, LP. Interest expense also increased by $75,181 on the equity-line financing debt, related party loans, convertible debentures and trade leases. The current year also includes increase in debt conversion discounts of $94,024 on the Company's convertible debentures, equity-line financing agreements and repayment of related party accounts. These amounts are offset by increases in interest income of $5,222 on the debentures receivable and interest earned on cash balances in the bank.


Net loss for the three-month period ending March 31, 2005 was $518,288 as compared to net loss of $955,525 for the three-month period ending March 31, 2004. The decrease in net loss for the respective periods was a result of the factors discussed above.

EMPLOYEES
---------

As of March 31, 2005, the Company had 28 employees, of which 24 are full-time and 4 are part-time. 26 of these employees have been acquired/hired in the acquisitions of SWK, Inc. and Business Tech Solutions Group.


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

In January 2003, the Company entered into a subscription agreement with certain accredited investors to issue $250,000 in convertible debentures, with interest payable at 5% per annum. On March 31, 2003, Trey issued $40,000 in convertible debentures to 4 individual investors under the subscription agreement. On September 19, 2003, Trey issued $100,000 in convertible debentures to Cornell Capital Partners pursuant to the subscription agreement. The debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the registration of shares or
(b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debentures have a term of two years with all accrued interest due at the expiration of the term. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004. As of March 31, 2005, $15,000 remained due on the principal and $2,654 was due for accrued interest on these debentures.

In January 2003, as subsequently amended retroactively to January 27, 2003, Trey entered into an Equity Line of Credit Agreement. Under this agreement, Trey may issue and sell to Cornell Capital Partners Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares will be equal to 91% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five trading days following the notice date. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding such fee. In addition, Cornell Capital Partners received, as additional compensation, 45,000 shares of Class A Common Stock on February 11, 2004. As of March 31, 2005, Trey has drawn down $2,500,000 on the Equity Line of Credit and repaid $1,175,000 through the issuance of Class A Common Stock.

In connection with the acquisition of SWK, Inc. Trey has assumed a total of $664,642 in liabilities and has borrowed an additional $35,000 from an unrelated third party. Of the liabilities assumed, a total of $216,372 has been repaid by Trey at the closing and the $35,000 note is being paid at the rate of $1,500 per week. As of March 31, 2005, the balance on this note is $9,507. On its audited financial statements for the year ending December 31, 2003, SWK, Inc, was issued a going concern opinion by its auditors who cited recurring losses, a deficiency of cash flows from operations and the lack of liquidity as the basis of their opinion.

Pursuant to the Spin-Off from iVoice, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $9,000. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The aggregate balance of these obligations at March 31, 2005 is $326,373. The assumed obligations are described below.

Trey assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney in exchange for the assets it received pursuant to the Spin-Off of the Automatic Reminder business. This amount is related to funds loaned to iVoice and unrelated to the operations of Trey. Trey, for value received, promised to pay Mr. Mahoney the principal sum of $250,000 at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due annually. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Trey, par value $0.00001, for each dollar owed, (ii) the number of shares of Class A Common Stock of Trey calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At March 31, 2005, the principle on this note was $250,000 and accrued interest was $26,873.

Mr. Mahoney agreed to forego receiving any shares he would have been entitled to receive in the Spin-Off by virtue of his ownership of either iVoice Class A or Class B Common Stock.

Trey assumed an outstanding obligation to Kevin Whalen of $74,000 for amounts due for unpaid salary from iVoice. This amount is related to services provided to iVoice and unrelated to the operations of Trey. However, because Mr. Whalen assisted in the preparation of the financial statements and footnotes related to the spin-off, Trey assumed this obligation to Kevin Whalen. A portion of the obligation is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by
(y) the average closing bid price of Class A Common Stock of Trey for the five
(5) business days immediately preceding the conversion date. As of March 31, 2005, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

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

In January 2005, SWK Technologies, Inc. drew down $20,000 from its' line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the changes in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month. Principal shall be due and payable on demand from Fleet National Bank. As of March 31, 2005, the outstanding balance payable to Fleet totaled $20,000.

During the three months ended March 31, 2005, Trey had a net increase in cash of $371,185. Trey's principal sources and uses of funds were as follows:

CASH USED BY OPERATING ACTIVITIES. Trey used $320,887 in cash for operating activities in the three months ended March 31, 2005, a decrease of $612,344 as compared to cash used for operating activities of $933,231 in the three months ended March 31, 2004. The decrease is primarily the result of the reduced losses from operations sustained by the Company in the current year.

CASH USED BY INVESTING ACTIVITIES. Investing activities for the three months ended March 31, 2005 used $364,905. Of this amount, $36,210 was used to the purchase of equipment and $328,695 was used to purchase convertible debentures of Voyager One, Inc. For the three months ended March 31, 2004, the company used no cash related to investing activities.

CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the three months ended March 31, 2005 provided a total of $1,056,977 in cash. This total primarily consisted of $1,036,195 in note payable proceeds representing advances under the equity line of credit with Cornell Capital Partners and an additional borrowing of $20,000 from an unrelated party. In addition, new equipment purchases were financed by the supplier for a total of $27,344. Financing activities in the three months ended March 31, 2004 provided a total of $954,423. This was made up of $200,000 in notes payable proceeds representing advances under the equity line of credit with Cornell Capital Partners and $754,423 of assumed related party loans at the spin-off from iVoice, Inc in February 2004.

ITEM 3 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.ss.240.13a-15(e) or 240.15d-15(e) as of March 31, 2005. Based on the evaluation of these controls and procedures required by paragraph (b) of ss.240.13a-15 or 240.15d-15, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings. For the three months ended March 31, 2005, Mark Meller served as the President, Chief Executive Officerand Chief Financial Officer.

CHANGES IN INTERNAL CONTROLS.
-----------------------------

There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.



                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

     On February 8, 2005, the Company issued 350,000 shares of Class A Common Stock at $.039 per share to Evergreen Marketing as compensation for marketing services valued at $13,650.

     On March 1, 2005, the Company issued 2,010,724 shares of Class A Common Stock at $.037 per share valued at $75,000 to Andrew Rudin pursuant to an employment agreement.

ITEM 5.  OTHER INFORMATION.

     (a) On January 27, 2005, the Company purchased $328,695 of Voyager One, Inc. convertible debentures from Cornell Capital Partners LP. The debentures, which bear interest at the rate of 5% per annum, have a three year term, and are convertible into shares of Voyager One, Inc. Common Stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The convertible debentures are convertible at the holder's option any time up to the maturity date. At March 31, 2005, the aggregate value of the debentures plus deferred interest income is $331,532.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

          10.1 Employment Agreement, dated March 1, 2005, between SWK Technologies, Inc., and Andrew Rudin.

          10.2 Amendment No. 1 dated March 25, 2005 to the Employment Agreement dated March 1, 2005 by and among SEK Technologies, Inc., Trey Resources, Inc. and Andrew Rudin.

          10.3 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $50,000.

          10.4 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $62,500.

          10.5 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $62,500.

          10.6 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $150,000.

          10.7 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $3,695.21

          10.8 Assignment Agreement dated January 27, 2005 between the Company and Cornell Capital Partners LP.

          31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K:

          A Current Report on Form 8-K/A Amendment No. 1 dated November 11, 2004 was filed on January 31, 2005 disclosing that on November 11, 2004, an Asset Purchase Agreement (the "Agreement") dated November 1, 2004 by and among Business Tech Solutions Group, Inc. a New Jersey corporation ("Business Tech"), Peter Conway, an individual and BTSG Acquisition Corp. ("BTSG"), a New Jersey corporation, a wholly owned subsidiary of SWK Technologies, Inc., a Delaware corporation, was executed. The Agreement provided for the purchase by BTSG, a wholly owned subsidiary of SWK Technologies, Inc., which is a wholly owned subsidiary of Trey Resources, of certain Software Assets, as defined in the Agreement, and including, but not limited to the related source code, documentation and related Intellectual Property, as defined in the Agreement, relating to the Software Assets. Additionally, BTSG assumed certain liabilities including a real estate lease and several equipment leases. The audited financial statements for the fiscal years of 2002 and 2003 for Business Tech were filed therein.

          A Current Report on Form 8-K/A Amendment No. 2 dated November 11, 2004 was filed on February 11, 2005 relating to the acquisition of certain assets of Business Tech Solutions Group, Inc. The reviewed financial statements for the ten month periods ended October 31, 2004 and 2003 were filed therein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


Trey Resources, Inc.

By: /s/ Mark Meller                                  Date:          May 12, 2005
--------------------------------------------------------------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mark Meller                                  Date:          May 12, 2005
--------------------------------------------------------------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS

          10.1 Employment Agreement, dated March 1, 2005, between SWK Technologies, Inc., and Andrew Rudin.

          10.2 Amendment No. 1 dated March 25, 2005 to the Employment Agreement dated March 1, 2005 by and among SEK Technologies, Inc., Trey Resources, Inc. and Andrew Rudin.

          10.3 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $50,000.

          10.4 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $62,500.

          10.5 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $62,500.

          10.6 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $150,000.

          10.7 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $3,695.21

          10.8 Assignment Agreement dated January 27, 2005 between the Company and Cornell Capital Partners LP.

          31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.