Form 10QSB
period 2005-06-30
TREY INDUSTRIES INC
filed 2005-08-08
CIK 1236275

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

          5 REGENT STREET
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

                        CLASS A COMMON, $.00001 PAR VALUE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Number of shares of Class A, common stock, par value $.00001, outstanding as of August 1, 2005: 76,467,839

================================================================================

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2005


                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------

PART I.       FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements
                 Balance Sheet - June 30, 2005 (Unaudited)                     2

                 Statements of Operation -
                 For the three months and six months ended June 30,
                 2005 and 2004                                                 3

                 Statement of Accumulated Other Comprehensive Income (Loss)
                 For the six months ended June 30, 2005                        4

                 Statements of Cash Flows -
                 For the six months ended June 30, 2005 and 2004           5 - 6

                 Notes to Financial Statements                            7 - 19

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        20 - 26

     Item 3.  Controls and Procedures                                         27



PART II.      OTHER INFORMATION

     Item 6.  Exhibits                                                        27

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2005

                                     ASSETS
                                     ------
CURRENT ASSETS
Cash and cash equivalents                                                      $    396,189
Convertible debentures, net of allowance for doubtful accounts of $255,918          335,630
Accounts receivable, net of allowance for doubtful accounts of $30,300              399,688
Prepaid expenses and other current assets                                           181,201
                                                                               ------------
       Total current assets                                                       1,307,708
                                                                               ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $22,820                  160,253

OTHER ASSETS
Goodwill                                                                          1,062,040
Deposits and other assets                                                            40,111
                                                                               ------------
       Total other assets                                                         1,102,151
                                                                               ------------

TOTAL ASSETS                                                                   $  2,575,112
                                                                               ============

                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
                   ------------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued expenses                                          $    551,143
Deferred revenue                                                                     21,905
Obligations under capital leases - current                                           26,019
Convertible debentures payable                                                       17,841
Notes payable                                                                     1,353,502
Due to related parties                                                            1,573,117
                                                                               ------------
         Total current liabilities                                                3,543,527
                                                                               ------------

LONG TERM DEBT
Obligations under capital leases - non-current                                       26,524
                                                                               ------------
          Total liabilities                                                       3,570,051
                                                                               ------------

COMMITMENTS AND CONTINGENCIES - Note 9                                                 --

STOCKHOLDERS' DEFICIENCY
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                                  --
Common stock:
  Class A - par value $.00001; authorized 10,000,000,000 shares;
     68,244,093 shares issued and outstanding                                           682
  Class B - par value $.00001; authorized 50,000,000 shares;
     no shares issued and outstanding                                                  --
  Class C - par value $.00001; authorized 20,000,000 shares;
     no shares issued and outstanding                                                  --
Additional paid in capital                                                        2,925,008
Stock options and warrants granted                                                    5,250
Accumulated other comprehensive income (loss)                                          --
Accumulated deficit                                                              (3,925,879)
                                                                               ------------
         Total stockholders' (deficiency)                                          (994,939)
                                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                               $  2,575,112
                                                                               ============

 The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      For the Three Months Ended      For the Six Months Ended
                                                               June 30,                         June 30,
                                                     ----------------------------    ----------------------------
                                                         2005            2004            2005            2004
                                                     ------------    ------------    ------------    ------------
SALES, net                                           $    955,527    $    215,075    $  1,964,941    $    215,075

COST OF SALES                                             610,002         108,301       1,223,880         110,551
                                                     ------------    ------------    ------------    ------------

GROSS PROFIT                                              345,525         106,774         741,061         104,524
                                                     ------------    ------------    ------------    ------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                      236,736          36,283         364,002          36,283
    General and administrative expenses                   414,812         288,115         873,184       1,138,521
    Depreciation and amortization                           9,028           2,170          19,557           2,170
                                                     ------------    ------------    ------------    ------------
Total selling, general and administrative expenses        660,576         326,568       1,256,743       1,176,974
                                                     ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                     (315,051)       (219,794)       (515,682)     (1,072,450)
                                                     ------------    ------------    ------------    ------------

OTHER EXPENSE
    Write-off of financing costs                             --           (72,000)       (113,805)       (135,000)
    Other expense                                         (65,906)        (11,157)       (189,708)        (46,157)
    Interest income (expense) net                          46,754          (9,703)        (33,296)        (14,572)
                                                     ------------    ------------    ------------    ------------
Total other expense                                       (19,152)        (92,860)       (336,809)       (195,729)
                                                     ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS
BEFORE INCOME TAXES                                      (334,203)       (312,654)       (852,491)     (1,268,179)

PROVISION FOR INCOME TAXES                                   --              --              --              --
                                                     ------------    ------------    ------------    ------------

NET LOSS                                             $   (334,203)   $   (312,654)   $   (852,491)   $ (1,268,179)
                                                     ============    ============    ============    ============

NET LOSS PER COMMON SHARE
    Basic                                            $      (0.01)   $      (0.05)   $      (0.02)   $      (0.25)
                                                     ============    ============    ============    ============
    Diluted                                          $      (0.01)   $      (0.05)   $      (0.02)   $      (0.25)
                                                     ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic (post spin-off in 2003)                      67,266,889       6,819,884      54,766,857       4,889,871
                                                     ============    ============    ============    ============
    Diluted (post spin-off in 2003)                    67,266,889       6,819,884      54,766,857       4,889,871
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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED
                  OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)


                                                           Comprehensive
                                                           Income (Loss)
                                                            ----------
Balance at December 31, 2004                                $  (50,000)

Net transactions for the six months ended June 30, 2005         50,000
                                                            ----------

BALANCE AT JUNE 30, 2005                                    $     --
                                                            ==========































          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              For the Six Months Ended June 30
                                                                   2005              2004
                                                               ------------      ------------

CASH FLOW (USED IN) OPERATING ACTIVITIES
   Net loss                                                    $   (852,491)     $ (1,268,179)
   Adjustments to reconcile net loss to net cash used in
     operating activities, net of effects of acquisition
   Depreciation                                                      16,500             2,170
   Amortization of other intangibles                                  3,057              --
   Amortization of software license                                    --               6,750
   Debt issue costs                                                 113,805            55,000
   Common stock issued for services                                  68,342            43,600
   Common stock issued for debt conversion discount                 172,119            11,578
   Deferred interest income on convertible debentures                (6,935)             --
   Accrued interest expense on notes payable                         14,189              --
   Accrued interest expense on related party loans                   11,777              --
   Accrued interest expense on debentures payable                       372               582
   Net loss on conversion of securities available for sale           35,109              --
   Changes in certain assets and liabilities:
           Accounts receivable                                     (126,602)          (56,679)
                Prepaid expenses and other assets                   (71,144)             --
           Accounts payable and accrued liabilities                 (71,448)         (120,701)
           Deferred revenue                                           9,806            (9,177)
           Related party accounts                                    26,653            23,121
                                                               ------------      ------------
Total cash (used in) operating activities                          (656,891)       (1,311,935)
                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                               (83,919)           (2,659)
   Net cash acquired in acquisition of SWK, Inc                        --              29,874
   Purchase of convertible debentures                              (328,695)             --
                                                               ------------      ------------
Total cash provided by (used in) financing activities              (412,614)           27,215
                                                               ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from related party loans                                   --             793,779
   Repayment of related party loans                                  (4,617)           (1,025)
   Proceeds from notes payable                                    1,136,196         1,035,000
   Repayment of notes payable                                       (28,709)           (7,440)
   Repayment of debt assumed in acquisition                            --            (216,372)
   Proceeds of capital leases                                        27,344              --
   Repayment of capital leases                                      (11,155)             (888)
                                                               ------------      ------------
Total cash provided by financing activities                       1,119,059         1,603,054
                                                               ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            49,554           318,334
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     346,635             4,548
                                                               ------------      ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $    396,189      $    322,882
                                                               ============      ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                            $      4,570      $        440
                                                               ============      ============
   Income taxes                                                $       --        $       --
                                                               ============      ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the Six Months Ended June 30, 2005:
---------------------------------------

a) Issued 22,073,544 shares of Class A Common Stock with a total value of $533,101 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

b) Issued 2,010,724 shares of Class A common stock valued at $75,000 pursuant to the employment agreement with A. Rudin.

c) Issued 4,290,113 shares of Class A common stock with a total value of $84,738 for interest due on the equity line financing with Cornell Capital Partners, LP.

e) Issued 9,162,792 shares of Class A common stock with a value of $237,902 for repayment of accrued salaries for two officers of the Company.

f) Issued 1,367,292 shares of Class A common stock with a value of $54,692 for compensation and bonuses to employees of SWK Technologies, Inc.

g) Issued 350,000 shares of Class A common stock with a value of $13,650 for marketing services.

h) Issued 270,270 shares of Class A common stock with a value of $10,000 for a partial repayment of an obligation to a previous officer of iVoice, Inc.

For the Six Months Ended June 30, 2004:
---------------------------------------

a) Issued 45,000 shares of Class A common stock for commitment fees pursuant to the Equity Line of Credit with Cornell Capital valued at $18,000.

b) Issued 20,000 shares of Class A common stock for placement agent fees pursuant to the Equity Line of Credit with Cornell Capital valued at $8,000.

c) During the six months ended June 30, 2004, the Company issued 110,000 shares of Class A common stock as compensation for services valued at $17,600.

d) On June 2, 2004, the Company issued 2,750,000 shares of Class A common stock pursuant to the acquisition and merger agreement with SWK Inc, valued at $550,000.

e) During the six months ended June 30, 2004, the Company issued 2,186,370 shares of Class A common stock with a total value of $231,578. Of this amount, $220,000 was for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $11,578 was amortization of discount on conversions of the equity line to common stock.

f) During the six months ended June 30, 2004, the Company issued 322,424 shares of its Class A common stock for the repayment of $26,000 in principal and $582 in interest on its 5% Convertible Debentures.

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2005

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

Certain intellectual property, representing the software codes of the Automatic Reminder, was sold in November 2004 to Laser Energetics, Inc. (LEI), a New Jersey based technology company. The Company received 10 million shares of Laser Energetics Class A Common Stock and was further issued a convertible debenture by Laser Energetics, Inc. in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. On May 16, 2005, the 10 million shares of Laser Energetics Class A Common Stock were assigned to iVoice, Inc. as settlement of all Administrative Fees owed by the Company to iVoice.

The Company is publicly traded and is currently traded on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "TYRIA".

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

On June 2, 2004, the Company completed its acquisition of SWK, Inc through a merger into its wholly owned subsidiary SWK Technologies, Inc. ("SWKT"). As such, the condensed consolidated statements of operations for the six months ending June 30, 2005 and 2004, include the operations of SWKT.

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

On March 1, 2005, Trey Resources' wholly-owned subsidiary, SWK Technologies, Inc., executed an employment agreement with Mr. Andrew Rudin of Business Consulting Solutions LLC ("BCS"), whereby Mr. Rudin was to be paid a commission in cash and stock of Trey Resources in the event he was successful in arranging for the clients of BCS to transfer over to SWKT. On March 25, 2005, this employment agreement was amended that made the commission payable to Mr. Rudin contingent upon the retention of the clients transferred from BCS through March 1, 2007 and payable over a thirty-six month period from the employment agreement's commencement date. Following the successful transfer of BCS clients to SWKT, SWKT will assume responsibility for maintenance and support of the BCS clients.

The result of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2004. References to the "Company," "we," "us" and "our" refer to Trey Resources Inc. and its subsidiaries.

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

The computation of basic EPS is computed by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for the six months ending June 30, 2005. The number of shares used in the calculation for the six months ending June 30, 2004, assumes the shares issued in connection with the Company's spin - off from iVoice, Inc. were issued and outstanding for those respective periods. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position. The Company had 75,000 options granted as of June 30, 2005.


The shares used in the computations are as follows:

                                         For the three                 For the six
                                    Months ending June 30,        Months ending June 30,
                                      2005           2004           2005           2004
                                   ----------     ----------     ----------     ----------
Basic and Diluted EPS Purposes     67,266,889      6,819,844     54,766,857      4,889,871
                                   ==========     ==========     ==========     ==========

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

These acquisitions are being valued by the strength of the client lists and as such have been reviewed for impairment at June 30, 2005. In doing so, management has determined that no write-down for impairment is required.

Under SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.

As of June 30, 2005, the Company has determined that there has been no impairment of goodwill.

NOTE 4 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceed current assets by approximately $2.2 million as of June 30, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

NOTE 5 - CONVERTIBLE DEBENTURES RECEIVABLE

In November 2004, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. As part of the sale, the Company was issued a convertible debenture in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. As of June 30, 2005, the Company has determined that value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2004 and 2005, were written down to zero as a provision for doubtful accounts.

In January 2005, the Company purchased $328,695 of Voyager One, Inc. convertible debentures from Cornell Capital Partners. The debentures, which bear interest at the rate of 5% per annum, have a three year term, and are convertible into shares of Voyager One, Inc. Common Stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The convertible debentures are convertible at the holder's option any time up to the maturity date. At June 30, 2005, the aggregate value of the debentures plus deferred interest income is $335,630.

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

During 2005, no additional payments have been made. Total outstanding principal balance of the convertible debentures at June 30, 2005 was $15,000, plus accrued interest of $2,841.

NOTE 7- NOTES PAYABLE

In 2004, the Company issued five promissory notes payable to Cornell Capital Partners, LP totaling $1,350,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 24% per annum on any balance left unpaid after the maturity date. As of June 30, 2005, $1,304,723 was repaid through the issuance of 37,140,209 shares of Class A common stock. As of June 30, 2005, a balance of $45,277 remains on these notes.

On June 30, 2004, SWK Technologies, Inc. entered into an unsecured promissory note totaling $35,000 with Wass Associates, a New York General partnership. The unsecured note bears interest at 6% per annum and is due in full together with unpaid interest on December 31, 2004. As of June 30, 2005, the outstanding balance payable to Wass Associates was paid in full.

In January 2005, the Company issued the sixth promissory note payable to Cornell Capital Partners, LP for $1,150,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. As of June 30, 2005, a balance of $1,150,000 remains on the principle and $58,225 of accrued interest.

During the six-month period ending June 30, 2005, SWK Technologies, Inc. drew down $100,000 from its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of June 30, 2005, the outstanding balance payable to Fleet totaled $100,000.

NOTE 8 - DUE TO RELATED PARTIES

Pursuant to the spin-off, the Company entered into an Administrative Services Agreement whereby iVoice will provide the Company with services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, and other areas where the Company may need transitional assistance and support following the spin-off distribution. The term of the agreement commences upon the effective date of the spin-off and continues for two years, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In exchange for services under the administrative services agreement, Trey Resources has agreed to pay iVoice an annual fee of $95,000. On May 16, 2005, the iVoice, Inc terminated its administrative services agreement with the Company and iVoice agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by the Company. The value of the exchanged securities was determined to be $64,891.

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

Pursuant to the employment contract dated January 1, 2003 between the Company and Jerome Mahoney, the Non-Executive Chairman of the Board, Mr. Mahoney is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $725, an auto allowance of $800 and a health insurance allowance of $1,400 per month. Also, pursuant to the employment contract with Mr. Mahoney, following the completion of the spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Mahoney is entitled to receive a one-time payment of $350,000.

Total amounts owed to Mr. Mahoney at June 30, 2005, representing unpaid salary, unpaid expense and auto allowances, the one-time payment in connection with the spin-off, liabilities assumed in the spin-off transaction and interest on the liabilities assumed in the spin-off totaled $913,362.

Pursuant to the employment contract dated September 15, 2003 between the Company and Mark

Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $600 and an auto allowance of $800. Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000. In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004. The bonus has been accrued, but has not as yet been paid.

Total amounts owed to Mr. Meller at June 30, 2005, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the spin-off, totaled $620,968.

Mr. Mahoney and Mr. Meller have agreed to defer payment of any monies due and owing them representing fixed compensation, which have been accrued on the Company's balance sheet, and the one-time payment in connection with the spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments. Mr. Mahoney and Mr. Meller have further agreed, however, to accept payment or partial payment, from time to time, as determined in the sole discretion of the Board of Directors in the form of cash, the Company's Class A Common Stock and/or the Company's Class B Common Stock.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At June 30, 2005, the outstanding balance to Mr. Berman was $19,391.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At June 30, 2005, the outstanding balance to Ms. Berman was $19,391.

In connection with the acquisition of Business Tech Solutions Group, Inc, the Company agreed to collect the outstanding receivables of Business Tech and to remit the collected funds to the owner of Business Tech within 30 days of receipts. At June 30, 2005, the Company owed the Business Tech owner $742.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

o In June 2005, the Company relocated its primary office space from 293 Eisenhower Parkway to 5 Regent Street, Livingston, New Jersey. The rent on this new space is $7,423 per month. This lease expires in August 2010. The Company also leases 1,090 square feet at 777 Passaic Avenue, Clifton, NJ and an office in Long Island at 900 Walt Whitman Road, Melville, NY for $1,908 per month and $932 per month, respectively. The Long Island lease expires in February 2008.

     The Company maintains a good relationship with its landlords and believes that these facilities will be adequate for the foreseeable future.

     [See Note 8 to the Financial Statements for information related to the employment agreements between Jerome Mahoney and Mark Meller]

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

o During 2004 and 2005, the Company issued six promissory notes payable to Cornell Capital Partners, LP totaling $2,500,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at either 12% or 24% per annum on any balance left unpaid after the maturity date. It is anticipated that the notes, plus any accrued interest, will be paid through the issuance of Class A common shares registered for resale with Securities and Exchange Commission.

o The Company assumed a total of $324,000 in accrued liabilities and related party debt outstanding and incurred by iVoice. The terms and conditions of the liabilities and debt being assumed are as follows:

     Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of June 30, 2005, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

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

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of June 30, 2005:
10,000,000,000 shares of authorized common stock with a par value of $.00001, 68,244,093 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the six months ending June 30, 2005, the company had the following transactions in its Class A common stock:

>> The Company issued 350,000 shares of Class A common stock as compensation for marketing services valued at $13,650.

>> The Company issued 2,010,724 shares of Class A common stock pursuant to the employment agreement with Andrew Rudin, valued at $75,000.

>> The Company issued 26,363,657 shares of Class A common stock with a total value of $617,839. Of this amount, $504,723 was for repayment of principal and $80,613 in interest on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $32,503 represents discount on conversions of the principal and interest on the advances on the equity line to common stock.

>> The Company issued 9,162,792 shares of its Class A common stock with a total value of $237,902 to officers of the Company as repayment of accrued salaries. Of this amount, $98,286 was for repayment of principal and $139,616 represents discount on conversions.

>> The Company issued 1,367,292 shares of Class A common stock for compensation and bonuses to employees of SWK Technologies, Inc. valued at $54,692.

>> The Company issued 270,270 shares of Class A common stock for a partial repayment of an obligation to a previous officer of iVoice, Inc. valued at $10,000.

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. As of June 30, 2005, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1,000 to 1 with respect to Class A Common Stock. As of June 30, 2005, no shares were issued or outstanding.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2005, no shares were issued or outstanding.

NOTE 11 - SUBSEQUENT EVENTS

>> On July 15, 2005, the Company engaged the services of Thornhill Capital LLC to advise and assist the Company in mergers, acquisitions and in developing an effective business strategy to increase shareholder value. The Company will issue 3,000,000 warrants to Thornhill for services provided during the term of the agreement at an exercise price of $.015 per share. The warrants will have a seven-year maturity and have piggy back registration rights.

>> On July 15, 2005, the Company issued 2,223,746 shares of its Class A common stock with a total value of $66,712 for legal services provided to the Company during its formation and subsequent reviews and filings. Of this amount, $15,636 was for these services and $51,076 represents discount on beneficial conversions.

>> On July 12, 2005, the Company issued 2,500,000 shares of its Class A common stock with a total value of $80,000 to officers of the Company as repayment of accrued salaries. Of this amount, $17,500 was for repayment of principal and $62,500 represents discount on conversions.

>> On July 22, 2005, the Company issued 3,500,000 shares of its Class A common stock to Cornell Capital for their escrow holding account pursuant to the Equity Line Credit. These shares were issued with a restrictive legend pending effectiveness of a Post Effective

     Amendment to the Form SB-2 being filed by the Company for those shares issuable pursuant to the Equity Credit Line with Cornell Capital Partners, LP.

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

THREE MONTHS ENDING JUNE 30, 2005 COMPARED TO THREE MONTHS ENDING JUNE 30, 2004
-------------------------------------------------------------------------------

Prior to our acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey were derived from the license of our automatic reminder and call initiating software products which address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. For the three months ended June 30, 2004, the Company reported no revenue from the sale of our Automatic Reminder software and $215,075 of sales from SWK Technologies following the acquisition. Until February 11, 2004, the Automatic Reminder business had only operated as a division of iVoice, Inc. and had never operated on a stand-alone basis. The low sales volume of the Automatic Reminder business is attributable to the minimal resources made available by its former parent company for the sales and marketing of the automatic reminder and call initiating software products. Revenues for the three months period ended June 30, 2005, totaling $955,527 represent the sales of SWK Technologies ("SWKT") and Business Tech Solutions Group ("BTSG"). As such, the entire increase in sales is due to the acquisition of SWKT and BTSG.

The gross profit for the three months ended June 30, 2005 of $345,525 represent the gross profit of SWK and BTSG. As a percentage of sales, gross margin was 36.2% for the three-month period ending June 30, 2005. Gross profit for the three months ended June 30, 2004 was $106,774, which includes $111,274 gross profit on the sales of SWKT and the $4,500 amortization of the original purchase price of the Automatic Reminder software reflected in the cost of sales.

Total operating expenses were $660,576 for the three-month period ending June 30, 2005, an increase of $334,008 over the three-month period ending June 30, 2004, which totaled $326,568. The increase in the 2005, when compared to 2004, was primarily the effect of increases in sales and marketing expenses of $200,453 and general and administrative and depreciation expenses of $184,142, attributable to the acquisition and operation of SWK Technologies. In addition, the Company increased certain expenses associated with operating as a public company, such as insurance, investor relations, accounting, and other overhead by $66,413. These increases in expenses were reduced by a decrease of $117,000 to expenses in 2004 associated with consulting services.

Other expenses for the three months ended June 30, 2005 were $19,152, a decrease of $73,708 over the three-month period ending June 30, 2004. The decrease reflects the reduction of write-off of financing costs of $72,000, which is comprised of fees charged pursuant to the equity-line financing agreement with Cornell Capital Partners, LP, a reduction in interest expense of $56,457 primarily from the reversal of an over-accrual of interest expense on the equity-line financing debt, related party loans, convertible debentures and trade leases, an increase in interest income of $8,300 on the debentures receivable and interest earned on cash balances in the bank, and other income of $3,576 from a settlement of a non-compete claim against a prior employee of SWK Technology. These amounts are offset by the increase in debt conversion discounts of $31,516 on the Company's convertible debentures, equity-line financing agreements and repayment of related party accounts and a $35,109 loss on the assignment of the Laser securities to a third party creditor.

Net loss for the three-month period ending June 30, 2005 was $334,203 as compared to net loss of $312,564 for the three-month period ending June 30, 2004. The increase in net loss of $21,549 for the respective periods was a result of the factors discussed above.

SIX MONTHS ENDING JUNE 30, 2005 COMPARED TO SIX MONTHS ENDING JUNE 30, 2004
---------------------------------------------------------------------------

Prior to our acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey were derived from the license of our automatic reminder and call initiating software products which address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. For the six months ended June 30, 2004, the Company reported no revenue from the sale of our Automatic Reminder software and $215,075 of sales from SWK Technologies following the acquisition. Until February 11, 2004, the Automatic Reminder business had only operated as a division of iVoice, Inc. and had never operated on a stand-alone basis. The low sales volume of the Automatic Reminder business is attributable to the minimal resources made available by its former parent company for the sales and marketing of the automatic reminder and call initiating software products. Revenues for the six months period ended June 30, 2005, totaling $1,964,941 represent the sales of SWK Technologies ("SWKT") and Business Tech Solutions Group ("BTSG"). As such, the entire increase in sales is due to the acquisition of SWKT and BTSG.

The gross profit for the six months ended June 30, 2005 of $741,061 represent the gross profit of SWK and BTSG. As a percentage of sales, gross margin was 37.7% for the six-month period ending June 30, 2005. Gross profit for the six months ended June 30, 2004 was $104,524, which includes $111,274 gross profit on the sales of SWKT and the $6,750 amortization of the original purchase price of the Automatic Reminder software reflected in the cost of sales.

Total operating expenses were $1,256,743 for the six-month period ending June 30, 2005, an increase of $79,769 over the six-month period ending June 30, 2004, which totaled $1,176,974. The increase in the 2005, when compared to 2004, was primarily the effect of increases in sales and marketing expenses of $327,719 and general and administrative and depreciation expenses of $380,847, attributable to the acquisition and operation of SWK Technologies. In addition, the Company increased certain expenses associated with operating as a public company, such as insurance, investor relations, accounting, SWKT executive bonuses and other overhead by $141,203. These increases were reduced by a $700,000 non-recurring charge to expenses in 2004 for the successful completion of the spin-off of the company from its former parent, and the reduction of approximately $70,000 in printing and reproduction expenses incurred in 2004 for the spin-off of the new company.

Other expenses for the six months ended June 30, 2005 were $336,809, an increase of $141,080 over the six-month period ending June 30, 2004. The increase reflects the increase in debt conversion discounts of $125,539 on the Company's convertible debentures, equity-line financing agreements and repayment of related party accounts, a $35,109 loss on the assignment of the Laser securities to a third party creditor, and interest expense of $18,724 on the equity-line financing debt, related party loans, convertible debentures and trade leases. These amounts are offset by decreased write-off of financing costs of $21,195, which is comprised of fees charged pursuant to the equity-line financing agreement with Cornell Capital Partners, LP, increases in interest income of $13,503 on the debentures receivable and interest earned on cash balances in the bank, and other income of $3,594 from a settlement of a non-compete claim against a prior employee of SWK Technology.

Net loss for the six-month period ending June 30, 2005 was $852,491 as compared to net loss of $1,268,179 for the six-month period ending June 30, 2004. The decrease in net loss of $415,688 for the respective periods was a result of the factors discussed above.

EMPLOYEES
---------

As of June 30, 2005, the Company had 28 employees, of which 24 are full-time and 4 are part-time. 26 of these employees have been acquired/hired in the acquisitions of SWK, Inc. and Business Tech Solutions Group.

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

To date, Trey has incurred substantial losses, and will require financing for working capital to meet its operating obligations. While we have recently raised sufficient working capital to fund our operations for what we believe should be sufficient for the next 6 months, we will subsequently need to raise additional capital to fund our future operations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

In January 2003, the Company entered into a subscription agreement with certain accredited investors to issue $250,000 in convertible debentures, with interest payable at 5% per annum. On March 31, 2003, Trey issued $40,000 in convertible debentures to 4 individual investors under the subscription agreement. On September 19, 2003, Trey issued $100,000 in convertible debentures to Cornell Capital Partners pursuant to the subscription agreement. The debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the registration of shares or
(b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debentures have a term of two years with all accrued interest due at the expiration of the term. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004. As of June 30, 2005, $15,000 remained due on the principal and $2,841 was due for accrued interest on these debentures.

In January 2003, as subsequently amended retroactively to January 27, 2003, Trey entered into an Equity Line of Credit Agreement. Under this agreement, Trey may issue and sell to Cornell Capital Partners Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares will be equal to 91% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five trading days following the notice date. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding such fee. In addition, Cornell Capital Partners received, as additional compensation, 45,000 shares of Class A Common Stock on February 11, 2004. As of June 30, 2005, Trey has drawn down $2,500,000 on the Equity Line of Credit and repaid $1,304,723 through the issuance of Class A Common Stock.

In connection with the acquisition of SWK, Inc. Trey has assumed a total of $664,642 in liabilities and has borrowed an additional $35,000 from an unrelated third party. Of the liabilities assumed, a total of $216,372 has been repaid by Trey at the closing and the $35,000 note is being paid at the rate of $1,500 per week. As of June 30, 2005, the balance has been paid in full. On its audited financial statements for the year ending December 31, 2003, SWK, Inc, was issued a going concern opinion by its auditors who cited recurring losses, a deficiency of cash flows from operations and the lack of liquidity as the basis of their opinion.

Pursuant to the Spin-Off from iVoice, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $9,000. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The aggregate balance of these obligations at June 30, 2005 is $332,294. The assumed obligations are described below.

Trey assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney in exchange for the assets it received pursuant to the Spin-Off of the Automatic Reminder business. This amount is related to funds loaned to iVoice and unrelated to the operations of Trey. Trey, for value received, promised to pay Mr. Mahoney the principal sum of $250,000 at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due annually. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Trey, par value $0.00001, for each dollar owed, (ii) the number of shares of Class A Common Stock of Trey calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At June 30, 2005, the principle on this note was $250,000 and accrued interest was $32,794.

Mr. Mahoney agreed to forego receiving any shares he would have been entitled to receive in the Spin-Off by virtue of his ownership of either iVoice Class A or Class B Common Stock.

Trey assumed an outstanding obligation to Kevin Whalen of $74,000 for amounts due for unpaid salary from iVoice. This amount is related to services provided to iVoice and unrelated to the operations of Trey. However, because Mr. Whalen assisted in the preparation of the financial statements and footnotes related to the spin-off, Trey assumed this obligation to Kevin Whalen. A portion of the obligation is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by
(y) the average closing bid price of Class A Common Stock of Trey for the five
(5) business days immediately preceding the conversion date. As of June 30, 2005, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

Trey has entered into an Employment Agreement dated January 1, 2003 with its Non-Executive Chairman of the Board of Directors. [See Note 8 to the Financial Statements]

On September 15, 2003, Trey entered into an employment agreement with Mr. Meller. He will serve as Trey's President, Chief Financial Officer for a term of five years. Mr. Meller was subsequently also appointed Chief Executive Officer and is a member of the Company's Board of Directors. [See Note 8 of the Financial Statements]

During the six-month period ending June 30, 2005, SWK Technologies, Inc. drew down $100,000 from its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of June 30, 2005, the outstanding balance payable to Fleet totaled $100,000.

During the six months ended June 30, 2005, Trey had a net increase in cash of $49,554. Trey's principal sources and uses of funds were as follows:

CASH USED BY OPERATING ACTIVITIES. Trey used $656,891 in cash for operating activities in the six months ended June 30, 2005, a decrease of $655,044 as compared to cash used for operating activities of $1,311,935 in the six months ended June 30, 2004. The decrease is primarily the result of the reduced losses from operations sustained by the Company in the current year and the extension of credit to the SWK Technology customers.

CASH USED BY INVESTING ACTIVITIES. Investing activities for the six months ended June 30, 2005 used $412,614. Of this amount, $83,919 was used make leasehold improvements and to purchase furniture and equipment during the move to the new facility, and $328,695 was used to purchase convertible debentures from Cornell Capital. For the six months ended June 30, 2004, the Company received net cash of $29,874 from the acquisition of SWK Inc, and used $2,659 to purchase equipment.

CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the six months ended June 30, 2005 provided a total of $1,119,059 in cash. This total primarily consisted of $1,136,196 in note payable proceeds representing advances under the equity line of credit with Cornell Capital Partners and an additional borrowing of $100,000 from an unrelated party. In addition, some of the new equipment purchases were financed by the supplier for a total of $27,344. Financing activities in the six months ended June 30, 2004 provided a total of $1,603,054. This was made up of $1,035,000 in notes payable proceeds representing advances under the equity line of credit with Cornell Capital Partners and Wass Associates and $754,423 of assumed related party loans at the spin-off from iVoice, Inc in February 2004.

ITEM 3.       CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in ss.ss.240.13a-15(e) or 240.15d-15(e) as of June 30, 2005. Based on the evaluation of these controls and procedures required by paragraph (b) of ss.240.13a-15 or 240.15d-15, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings. For the six months ended June 30, 2005, Mark Meller served as the President, Chief Executive Officerand Chief Financial Officer.

CHANGES IN INTERNAL CONTROLS.
-----------------------------

There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.



                           PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS

a) Exhibits:

        10.1 Lease dated April 8, 2005 by and between SWK Technologies, Inc., a wholly owned subsidiary of Trey Resources, Inc. and Five Regent Park Associates.

        10.2 Consulting Agreement dated July 15, 2005 by and between Trey Resources, Inc. and Thornhill Capital, LLC.


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


Trey Resources, Inc.


By: /s/ Mark Meller                               Date:   August 5, 2005
    ---------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Mark Meller                               Date:   August 5, 2005
    ---------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS


        10.1 Lease dated April 8, 2005 by and between SWK Technologies, Inc., a wholly owned subsidiary of Trey Resources, Inc. and Five Regent Park Associates.

        10.2 Consulting Agreement dated July 15, 2005 by and between Trey Resources, Inc. and Thornhill Capital, LLC.


        31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.