Form 10QSB
period 2005-09-30
TREY RESOURCES INC
filed 2005-11-14
CIK 1236275

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

          5 REGENT STREET, SUITE 520
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

Number of shares of Class A, common stock,
par value $.00001, outstanding as of November 4, 2005:         83,199,243
================================================================================

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005


                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------

PART I.       FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements

              Balance Sheet - September 30, 2005 (Unaudited)                   2

              Statements of Operation -
                 For the three months and nine months ended
                 September 30, 2005 and 2004                                   3

              Statement of Accumulated Other Comprehensive Income (Loss)
                 For the nine months ended September 30, 2005                  4

              Statements of Cash Flows - For the nine months ended
                 September 30, 2005 and 2004                               5 - 7

                 Notes to Condensed Consolidated Financial Statements     8 - 21

     Item 2.  Management's Discussion and Analysis or
              Plan of Operation                                          22 - 28

     Item 3.  Controls and Procedures                                         29



PART II.      OTHER INFORMATION

     Item 6.  Exhibits                                                        30

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2005

                                    ASSETS
                                    ------
CURRENT ASSETS
Cash and cash equivalents                                                      $    399,148
Convertible debentures, net of allowance for doubtful accounts of $257,809          339,772
Accounts receivable, net of allowance for doubtful accounts of $30,300              506,072
Prepaid expenses and other current assets                                           189,519
                                                                               ------------
       Total current assets                                                       1,434,511
                                                                               ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $37,820                  165,822

OTHER ASSETS
Goodwill                                                                          1,062,040
Deposits and other assets                                                            38,582
                                                                               ------------
       Total other assets                                                         1,100,622
                                                                               ------------

TOTAL ASSETS                                                                   $  2,700,955
                                                                               ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                       -------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued expenses                                          $    657,176
Deferred revenue                                                                     24,054
Obligations under capital leases - current                                           24,970
Convertible debentures payable                                                       17,984
Notes payable                                                                     1,589,981
Due to related parties                                                            1,591,709
                                                                               ------------
         Total current liabilities                                                3,905,874
                                                                               ------------
LONG TERM DEBT
Obligations under capital leases - non-current                                       21,844
                                                                               ------------
          Total liabilities                                                       3,927,718
                                                                               ------------
COMMITMENTS AND CONTINGENCIES                                                          --

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                                  --
Common stock:
  Class A - par value $.00001; authorized 10,000,000,000 shares;
     76,450,695 shares issued and outstanding                                           764
  Class B - par value $.00001; authorized 50,000,000 shares;
     no shares issued and outstanding                                                  --
  Class C - par value $.00001; authorized 20,000,000 shares;
     no shares issued and outstanding                                                  --
Additional paid in capital                                                        3,116,916
Stock options and warrants granted                                                   92,250
Accumulated other comprehensive income (loss)                                          --
Accumulated deficit                                                              (4,436,693)
                                                                               ------------
         Total stockholders' deficit                                             (1,226,763)
                                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $  2,700,955
                                                                               ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         For the Three Months Ended          For the Nine months Ended
                                                                September 30,                       September 30,
                                                       ------------------------------      ------------------------------
                                                           2005              2004              2005              2004
                                                       ------------      ------------      ------------      ------------
SALES, net                                             $  1,139,094      $    577,064      $  3,104,035      $    792,139

COST OF SALES                                               746,383           294,535         1,970,263           405,086
                                                       ------------      ------------      ------------      ------------

GROSS PROFIT                                                392,711           282,529         1,133,772           387,053
                                                       ------------      ------------      ------------      ------------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                        190,971           101,739           554,973           138,022
    General and administrative expenses                     537,461           637,645         1,410,645         1,776,166
    Depreciation and amortization                             9,029             6,525            28,586             8,695
                                                       ------------      ------------      ------------      ------------
Total selling, general and administrative expenses          737,461           745,909         1,994,204         1,922,883
                                                       ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                       (344,750)         (463,380)         (860,432)       (1,535,830)
                                                       ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE)
    Write-off of financing costs                            (20,000)          (88,477)         (133,805)         (223,477)
    Other income (expense)                                  (99,368)           46,580          (289,076)              423
    Interest expense                                        (46,696)          (16,649)          (79,992)          (31,221)
                                                       ------------      ------------      ------------      ------------
Total other income (expense)                               (166,064)          (58,546)         (502,873)         (254,275)
                                                       ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS
BEFORE INCOME TAXES                                        (510,814)         (521,926)       (1,363,305)       (1,790,105)

PROVISION FOR INCOME TAXES                                     --                --                --                --
                                                       ------------      ------------      ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES                   $   (510,814)     $   (521,926)     $ (1,363,305)     $ (1,790,105)
                                                       ============      ============      ============      ============
NET LOSS PER COMMON SHARE
    Basic                                              $      (0.01)     $      (0.05)     $      (0.02)     $      (0.26)
                                                       ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                66,178,395        11,078,873        60,262,726         6,952,872
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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED
                  OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)


                                                                  Comprehensive
                                                                  Income (Loss)
                                                                  ------------
Balance at December 31, 2004                                      $    (50,000)

Net transactions for the nine months ended September 30, 2005           50,000
                                                                  ------------

BALANCE AT SEPTEMBER 30, 2005                                     $       --
                                                                  ============































          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    For the Nine months
                                                                     Ended September 30
                                                               ------------------------------
                                                                   2005              2004
                                                               ------------      ------------
CASH FLOW (USED IN) OPERATING ACTIVITIES
   Net loss                                                    $ (1,363,305)     $ (1,790,105)
   Adjustments to reconcile net loss to net cash (used in)
     operating activities, net of effects of acquisition
   Net loss on conversion of securities available for sale           35,109              --
   Depreciation                                                      24,000            14,996
   Amortization of other intangibles                                  4,586              --
   Debt issue costs                                                 133,805            55,000
   Common stock issued for services                                 155,342            43,600
   Common stock issued for debt conversion discount                 285,696            21,224
   Common stock issued for interest expense                            --               9,163
   Deferred interest income on convertible debentures               (11,077)             --
   Accrued interest expense on notes payable                         50,946              --
   Accrued interest expense on debentures payable                       515              --
   Changes in certain assets and liabilities:
      Accounts receivable                                          (232,986)          (98,802)
        Prepaid expenses and other assets                           (79,462)           38,523
      Accounts payable and accrued liabilities                       50,221          (111,666)
      Deferred revenue                                               11,955           (41,708)
      Related party accounts                                         76,691              --
                                                               ------------      ------------
Total cash (used in) operating activities                          (857,964)       (1,859,775)
                                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                               (96,988)           (7,641)
   Net cash acquired in acquisition of SWK, Inc                        --              29,874
   Purchase of convertible debentures                              (328,695)             --
                                                               ------------      ------------
Total cash provided by (used in) financing activities              (425,683)           22,233
                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from related party loans                                   --           1,151,204
   Repayment of related party loans                                  (6,786)           (3,094)
   Proceeds from notes payable                                    1,361,195         1,385,000
   Repayment of notes payable                                       (28,709)          (26,037)
   Repayment of debt assumed in acquisition                            --            (216,372)
   Proceeds of capital leases                                        27,344              --
   Repayment of capital leases                                      (16,884)           (3,772)
                                                               ------------      ------------
Total cash provided by financing activities                       1,336,160         2,286,929
                                                               ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            52,513           449,387
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     346,635             4,548
                                                               ------------      ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                      $    399,148      $    453,935
                                                               ============      ============
CASH PAID DURING THE PERIOD FOR:
   Interest expense                                            $      9,223      $      2,437
                                                               ============      ============
   Income taxes                                                $       --        $       --
                                                               ============      ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the nine months ended September 30, 2005:
---------------------------------------------

a) Issued 25,556,400 shares of Class A Common Stock with a total value of $578,378 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

b) Issued 2,010,724 shares of Class A common stock valued at $75,000 pursuant to the employment agreement with A. Rudin.

c) Issued 4,290,113 shares of Class A common stock with a total value of $84,738 for interest due on the equity line financing with Cornell Capital Partners, LP.

e) Issued 11,662,792 shares of Class A common stock with a value of $317,902 for repayment of accrued salaries for two officers of the Company.

f) Issued 1,367,292 shares of Class A common stock with a value of $54,692 for compensation and bonuses to employees of SWK Technologies, Inc.

g) Issued 350,000 shares of Class A common stock with a value of $13,650 for marketing services.

h) Issued 270,270 shares of Class A common stock with a value of $10,000 for a partial repayment of an obligation to a previous officer of iVoice, Inc.

i) Issued 2,223,746 shares of Class A common stock with a value of $66,712 for a partial repayment of an obligation to an unrelated party for legal services provided in a prior period.

j) Issued 3,000,000 warrants for Class A common stock with a value of $87,000 pursuant to the consulting agreement with Thornhill Capital LLC to advise and assist the Company in mergers, acquisitions and in developing an effective business strategy to increase shareholder value.

k) On May 16, 2005, the 10 million shares of Laser Energetics Class A Common Stock were assigned to iVoice, Inc. as settlement of all Administrative Fees owed by the Company to iVoice. The value of the exchanged securities was determined to be $64,891.




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES (CONTINUED)


For the nine months ended September 30, 2004:
---------------------------------------------

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

e) During the nine months ended September 30, 2004, the Company issued 5,130,480 shares of Class A common stock with a total value of $425,248. Of this amount, $400,000 was for repayment of principal and $4,024 in interest on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $21,224 was amortization of discount on conversions of the equity line to common stock.

f) During the nine months ended September 30, 2004, the Company issued 2,207,328 shares of its Class A common stock for the repayment of $116,000 in principal and $5,138 in interest on its 5% Convertible Debentures.

















          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of  business
--------------  --------
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

Certain intellectual property, representing the software codes of the Automatic Reminder, was sold in November 2004 to Laser Energetics, Inc. (LEI), a New Jersey based technology company. The Company received 10 million shares of Laser Energetics Class A Common Stock and was further issued a convertible debenture by Laser Energetics, Inc. in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. On May 16, 2005, the 10 million shares of Laser Energetics Class A Common Stock were assigned to iVoice, Inc. as settlement of all Administrative Fees owed by the Company to iVoice. As of September 30, 2005, the Company has determined that the value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2004 and 2005, were written down to zero as a provision for doubtful accounts.

The Company is publicly traded and is currently traded on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "TYRIA".

Basis of presentation
---------------------
The accompanying consolidated financial statements include the accounts of Trey Resources, Inc. (the "Company" or "Trey") and its wholly owned subsidiaries, SWK Technologies, Inc. and BTSG Acquisition Corp. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2005

an independent publicly traded company. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto.

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

On June 2, 2004, the Company completed its acquisition of SWK, Inc through a merger into its wholly owned subsidiary SWK Technologies, Inc. ("SWKT"). As such, the condensed consolidated statements of operations for the nine months ending September 30, 2005 and 2004, include the operations of SWKT.

On November 11, 2004, Trey Resources' wholly-owned subsidiary, BTSG Acquisition Corp. acquired certain assets of Business Tech Solutions Group, Inc. Business Tech Solutions Group, Inc. was a value added reseller for Sage Software's BusinessWorks financial accounting software. As a result of the acquisition, Business Tech Solutions Group, Inc.'s shareholder was issued, in exchange for certain assets of Business Tech Solutions Group, Inc., 648,149 unregistered shares of Trey Resources' Class A Common Stock.

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

The result of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2004. References to the "Company," "we," "us" and "our" refer to Trey Resources Inc. and its subsidiaries.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2005

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

The computation of basic EPS is computed by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for the nine months ending September 30, 2005. The number of shares used in the calculation for the nine months ending September 30, 2004, assumes the shares issued in connection with the Company's spin - off from iVoice, Inc. were issued and outstanding for those respective periods. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position. The Company had 75,000 options granted as of September 30, 2005.

The shares used in the computations are as follows:

                                          For the three                      For the nine
                                    Months ending September 30,       Months ending September 30,
                                   -----------------------------     -----------------------------
                                       2005             2004             2005             2004
                                   ------------     ------------     ------------     ------------
Basic and Diluted EPS Purposes       66,178,395       11,078,873       60,262,726        6,952,872
                                   ============     ============     ============     ============

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 2005

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

On November 11, 2004, Trey Resources' wholly-owned subsidiary, BTSG Acquisition Corp. completed the acquisition of certain assets of Business Tech Solutions Group, Inc. Business Tech Solutions Group, Inc. was a value added reseller for Sage Software's BusinessWorks financial accounting software. As a result of the acquisition, Business Tech Solutions Group, Inc.'s shareholder was issued, in exchange for certain assets of Business Tech Solutions Group, Inc., 648,149 unregistered shares of Trey Resources' Class A Common Stock. In addition, Business Tech also received $19,000 of cash at the closing. The aggregate amount of this transaction, $54,000, was recorded as Goodwill.

These acquisitions are being valued by the strength of the client lists and as such have been reviewed for impairment at September 30, 2005. In doing so, management has determined that no write-down for impairment is required.

Under SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill and other intangible assets are tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.

As of September 30, 2005, the Company has determined that there has been no impairment of goodwill.

NOTE 4 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceed current assets by approximately $2.4 million as of September 30, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

NOTE 5 - CONVERTIBLE DEBENTURES RECEIVABLE

In November 2004, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

company. As part of the sale, the Company was issued a convertible debenture in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. As of September 30, 2005, the Company has determined that value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2004 and 2005, were written down to zero as a provision for doubtful accounts.

In January 2005, the Company purchased $328,695 of Voyager One, Inc. convertible debentures from Cornell Capital Partners. The debentures, which bear interest at the rate of 5% per annum, have a three year term, and are convertible into shares of Voyager One, Inc. Common Stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The convertible debentures are convertible at the holder's option any time up to the maturity date. At September 30, 2005, the aggregate value of the debentures plus deferred interest income is $339,772.

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

During 2005, no additional payments have been made. Total outstanding principal balance of the convertible debentures at September 30, 2005 was $15,000, plus accrued interest of $2,984.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

NOTE 7- NOTES PAYABLE

In 2004, the Company issued five promissory notes payable to Cornell Capital Partners, LP totaling $1,350,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 24% per annum on any balance left unpaid after the maturity date. As of September 30, 2005, $1,434,638 was repaid through the issuance of 44,973,692 shares of Class A common stock as settlement of these notes.

On September 30, 2004, SWK Technologies, Inc. entered into an unsecured promissory note totaling $35,000 with Wass Associates, a New York General partnership. The unsecured note bears interest at 6% per annum and is due in full together with unpaid interest on December 31, 2004. As of September 30, 2005, the outstanding balance payable to Wass Associates was paid in full.

In January 2005, the Company issued the sixth promissory note payable to Cornell Capital Partners, LP for $1,150,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. As of September 30, 2005, a balance of $1,150,000 remains on the principal and $93,008 of accrued interest.

In August 2005, the Company issued the seventh promissory note payable to Cornell Capital Partners, LP for $200,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. As of September 30, 2005, a balance of $200,000 remains on the principal and $1,973 of accrued interest.

During the nine-month period ending September 30, 2005, SWK Technologies, Inc. drew down $145,000 from its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of September 30, 2005, the outstanding balance payable to Fleet totaled $145,000.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

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

Total amounts owed to Mr. Mahoney at September 30, 2005, representing unpaid salary, unpaid expense and auto allowances, the one-time payment in connection with the spin-off, liabilities assumed in the spin-off transaction and interest on the liabilities assumed in the spin-off totaled $928,803.

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

Total amounts owed to Mr. Meller at September 30, 2005, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the spin-off, totaled $626,293.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

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

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At September 30, 2005, the outstanding balance to Mr. Berman was $18,306.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At September 30, 2005, the outstanding balance to Ms. Berman was $18,306.

In connection with the acquisition of Business Tech Solutions Group, Inc, the Company agreed to collect the outstanding receivables of Business Tech and to remit the collected funds to the owner of Business Tech within 30 days of receipts. At September 30, 2005, the Company owed the Business Tech owner $378.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

o On June 10, 2005, we consolidated our two New Jersey offices and moved into 6,986 square feet of space at 5 Regent Street, Livingston, NJ 07039 at a monthly rent of $7,423. In addition, we sublet 1,090 square feet of space in Clifton, NJ at a monthly rent of $1,998. Effective March 15, 2005, we entered into a lease for 621 square feet of space at 900 Walt Whitman Road, Melville, NY 11747, at a monthly rent of $932. We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose. We also believe that our insurance coverage adequately covers our interest in our leased space.

     The Company maintains a good relationship with its landlords and believes that these facilities will be adequate for the foreseeable future.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

     See Note 8 to the Financial Statements for information related to the employment agreements between Jerome Mahoney and Mark Meller.

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

o During 2004 and 2005, the Company issued seven promissory notes payable to Cornell Capital Partners, LP totaling $2,700,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at either 12% or 24% per annum on any balance left unpaid after the maturity date. It is anticipated that the notes, plus any accrued interest, will be paid through the issuance of Class A common shares registered for resale with Securities and Exchange Commission.

o The Company assumed a total of $324,000 in accrued liabilities and related party debt outstanding and incurred by iVoice. The terms and conditions of the liabilities and debt being assumed are as follows:

     Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of September 30, 2005, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

     The Company has also assumed an outstanding promissory note in the amount of $250,000 payable to Mr. Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The terms of this obligation are further discussed in
     Note 8. As of September 30, 2005, the loan balance is $250,000 plus accrued interest of $38,781.

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


CLASS A COMMON STOCK

Class A Common Stock consists of the following as of September 30, 2005:
10,000,000,000 shares of authorized common stock with a par value of $.00001, 76,450,695 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.
For the nine months ending September 30, 2005, the company had the following transactions in its Class A common stock:

>> The Company issued 350,000 shares of Class A common stock as compensation for marketing services valued at $13,650.

>> The Company issued 2,010,724 shares of Class A common stock pursuant to the employment agreement with Andrew Rudin, valued at $75,000.

>> The Company issued 29,846,513 shares of Class A common stock with a total value of $663,116. Of this amount, $550,000 was for repayment of principal and $80,613 in interest on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $32,503 represents discount on conversions of the principal and interest on the advances on the equity line to common stock.

>> The Company issued 11,662,792 shares of its Class A common stock with a total value of $317,902 to officers of the Company as repayment of accrued salaries. Of this amount, $115,786 was for repayment of principal and $202,116 represents discount on conversions.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

>> The Company issued 1,367,292 shares of Class A common stock for compensation and bonuses to employees of SWK Technologies, Inc. valued at $54,692.

>> The Company issued 270,270 shares of Class A common stock for a partial repayment of an obligation to a previous officer of iVoice, Inc. valued at $10,000.

>> The Company issued 2,223,746 shares of its Class A common stock with a total value of $66,712 to an unrelated party for legal services provided in the prior periods. Of this amount, $15,636 was for repayment of prior debt and $51,076 represents discount on conversions.

>> The Company issued 3,000,000 warrants for its Class A common stock with a total value of $87,000 pursuant to a consulting agreement to advise and assist the Company in mergers, acquisitions and in developing an effective business strategy to increase shareholder value. The warrants have an exercise price of $.015 per share. The warrants will have a seven-year maturity and have piggy back registration rights.

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. As of September 30, 2005, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1,000 to 1 with respect to Class A Common Stock. As of September 30, 2005, no shares were issued or outstanding.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2005, no shares were issued or outstanding.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005

NOTE 11 - SUBSEQUENT EVENTS


>> On October 6, 2005, the Company issued 7,570,000 shares of its Class A common stock to Cornell Capital for their escrow holding account pursuant to the Equity Line Credit. These shares are issuable pursuant to the Equity Credit Line with Cornell Capital Partners, LP.

>> On November 3, 2005, the Company issued 8,000,000 shares of its Class A common stock to Cornell Capital for their escrow holding account pursuant to the Equity Line Credit. These shares are issuable pursuant to the Equity Credit Line with Cornell Capital Partners, LP.

>> On September 12, 2005, the Company announced that it had signed a letter of intent to acquire Wolen Katz Associates. Wolen Katz is a value-added reseller of Sage Software's category leading ABRA Human Resources Management Solution. As of September 30, 2005, the Company is in the due diligence phase of the acquisition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the year ending December 31, 2004 filed with Form 10-KSB. The following discussion contains forward-looking statements. Please see "Forward Looking Statements - Cautionary Factors" for a discussion of uncertainties, risks and assumptions associated with these statements

SEPARATION FROM IVOICE
----------------------

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

PLAN OF OPERATION
-----------------

Up until its acquisition of SWK, Inc. ("SWK") on June 2, 2004, the Company was solely engaged in the design, manufacture, and marketing of specialized telecommunication equipment. As a result of a spin-off transaction from iVoice, Inc., Trey was assigned the iVoice corporate assets, liabilities and expenses related to the Automatic Reminder software business. Trey Resources' plan of operation pursuant to its spin-off from its former parent company was to market and sell the Automatic Reminder software product. With the acquisition of SWK and as part of its plan to expand into new markets, the Board of Directors decided that Trey will focus on the business software and information technology consulting market, and is looking to acquire other companies in this industry. SWK Technologies, Inc., Trey's wholly owned subsidiary and the surviving company from the acquisition and merger with SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software published by Sage Software. SWK Technologies also publishes its own proprietary supply-chain software, the Electronic Data Interchange (EDI) solution "MAPADOC". SWK Technologies sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States.

Management is uncertain that it can generate sufficient cash to sustain its operations in the next twelve months, or beyond. It is unclear whether the acquisition of SWK, Inc, will result in a reasonably successful operating business and can give no assurances that we will be able to generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern.

THREE MONTHS ENDING SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDING SEPTEMBER
--------------------------------------------------------------------------------
30, 2004
--------

Prior to our acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey were derived from the license of our automatic reminder and call initiating software products which address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. For the three months ended September 30, 2004, the Company reported no revenue from the sale of our Automatic Reminder software and $577,064 of sales from SWK Technologies following the acquisition. Until February 11, 2004, the Automatic Reminder business had only operated as a division of iVoice, Inc. and had never operated on a stand-alone basis. The low sales volume of the Automatic Reminder business is attributable to the minimal resources made available by its former parent company for the sales and marketing of the automatic reminder and call initiating software products. Revenues for the three months period ended September 30, 2005, totaling $1,139,094 represent the sales of SWK Technologies ("SWKT") and Business Tech Solutions Group ("BTSG"). SWKT sales increased $341,674 over the prior year as the result of increased focus by management on marketing and sales across all their product lines. In addition, sales increased $220,356 over the prior year, primarily as the result of the acquisition of BTSG in the 4th quarter of 2004.

The gross profit for the three months ended September 30, 2005 of $392,711 represent the gross profit of SWK and BTSG. As a percentage of sales, gross margin was 34.5% for the three-month period ending September 30, 2005. Gross profit for the three months ended September 30, 2004 was $282,529 and 49.0% of sales. Total gross profit increased by $110,182 when compared to the prior year. Of this increase, gross profit increased by $80,739 on increases in SWKT product sales and the gross profit increased by $29,443 on the increased sales of BTSG as the result of the acquisition. Gross margin % decreased as the result of increases in certain fixed expenses which were increased in anticipation of higher sales activity, which failed to develop in a timely fashion.

Total operating expenses were $737,461 for the three-month period ending September 30, 2005, a decrease of $8,448 over the three-month period ending September 30, 2004, which totaled $745,909. The overall decrease in the 2005, when compared to 2004, was the result of several factors. In the 3rd quarter of 2004, the Trey parent accrued approximately $300,000 of deferred compensation due to its officers to complete the accounting for the spin off from iVoice. These were one-time charges in 2004 and results in a decrease when compared to 2005. SWKT increased selling and marketing expenses by $89,232 in 2005 primarily for salaries and benefits and for attendance at trade shows as management focuses on growing the business. SWKT also increased salaries, benefits and indirect expenses by $88,391 to hire additional support staff to grow the business and support the additional BCS clients. The acquisition of BTSG in the 4th quarter of 2004 added an additional $21,561 to the general and administrative expense for the quarter. In addition, the Company increased certain expenses associated with operating as a public company, such as insurance, investor relations, business consulting, accounting, and other overhead by $92,368.

Total other income (expense) for the three months ended September 30, 2005 were an expense of $166,064, an increase of $107,518 in other expenses over the three-month period ending September 30, 2004. The increase in other expenses primarily reflects an increase in interest expense of $30,047 on the equity-line financing debt, related party loans, convertible debentures and trade leases, and an increase in debt conversion discounts of $103,929 on the repayment of professional fees and related party accounts. These increases were primarily offset by a reduction of $12,250 on the write-off of financing costs, which is comprised of fees charged pursuant to the equity-line financing agreement with Cornell Capital Partners, LP, an increase in interest income of $8,044 on the debentures receivable and interest earned on cash balances in the bank, and other income of $8,000 from a settlement of a non-compete claim against a prior employee of SWK Technology.

Net loss for the three-month period ending September 30, 2005 was $510,814 as compared to net loss of $521,926 for the three-month period ending September 30, 2004. The decrease in net loss of $11,112 for the respective periods was a result of the factors discussed above.

NINE MONTHS ENDING SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDING SEPTEMBER
------------------------------------------------------------------------------
30, 2004
--------

Prior to our acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey were derived from the license of our automatic reminder and call initiating software products which address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. For the nine months ended September 30, 2004, the Company reported no revenue from the sale of our Automatic Reminder software and $792,139 of sales from SWK Technologies following the acquisition. Until February 11, 2004, the Automatic Reminder business had only operated as a division of iVoice, Inc. and had never operated on a stand-alone basis. The low sales volume of the Automatic Reminder business is attributable to the minimal resources made available by its former parent company for the sales and marketing of the automatic reminder and call initiating software products. Revenues for the nine months period ended September 30, 2005, totaling $3,104,035 represent the sales of SWK Technologies ("SWKT") and Business Tech Solutions Group ("BTSG"). SWKT sales increased $1,732,681 over the prior year as the result of increased focus by management on marketing and sales across all their product lines. In addition, sales increased $579,215 over the prior year, primarily as the result of the acquisition of BTSG in the 4th quarter of 2004.

The gross profit for the nine months ended September 30, 2005 of $1,133,772 represent the gross profit of SWK and BTSG. As a percentage of sales, gross margin was 36.5% for the nine-month period ending September 30, 2005. Gross profit for the nine months ended September 30, 2004 was $387,053 and 48.9% of sales. Total gross profit increased by $746,719 when compared to the prior year. Of this increase, gross profit increased by $613,872 on increases in SWKT product sales and the gross profit increased by $126,097 on the increased sales of BTSG as the result of the acquisition. Gross margin % decreased as the result of increases in certain fixed expenses which were increased in anticipation of higher sales activity, which failed to develop in a timely fashion.

Total operating expenses were $1,994,204 for the nine months ending September 30, 2005, an increase of $71,321 over the nine-month period ending September 30, 2004, which totaled $1,922,883. The over increase in the 2005, when compared to 2004, was the result of several factors. SWKT increased selling and marketing expenses by $413,815 in 2005 primarily for salaries and benefits and for attendance at trade shows as management focuses on growing the business. SWKT also increased salaries, benefits and indirect expenses by $408,334 to hire additional support staff to grow the business and support the additional BCS clients. The acquisition of BTSG in the 4th quarter of 2004 added an additional $3,136 to the selling and marketing expenses and $65,339 to the general and administrative expense for the quarter. In addition, the Company increased certain expenses associated with operating as a public company, such as insurance, investor relations, business consulting, accounting, and other overhead by $245,697. These increases were offset by approximately $865,000 of non-recurring charges to expenses in 2004 for the successful completion of the spin-off of the company from its former parent, and the reduction of approximately $200,000 in legal fees, consulting services, and printing and reproduction expenses incurred in 2004 for the spin-off of the new company.

Other expenses for the nine months ended September 30, 2005 were $502,873, an increase of $248,598 over the nine-month period ending September 30, 2004. The increase reflects the increase in debt conversion discounts of $229,469 on the Company's convertible debentures, equity-line financing agreements and repayment of professional fees and related party accounts, a $35,109 loss on the assignment of the Laser securities to a third party creditor, and interest expense of $48,771 on the equity-line financing debt, related party loans, convertible debentures and trade leases. These amounts are offset by decreased write-off of financing costs of $33,445, which is comprised of fees charged pursuant to the equity-line financing agreement with Cornell Capital Partners, LP, increases in interest income of $25,266 on the debentures receivable and interest earned on cash balances in the bank, and other income of $11,594 from a settlement of a non-compete claim against a prior employee of SWK Technology.

Net loss for the nine-month period ending September 30, 2005 was $1,363,305 as compared to net loss of $1,790,105 for the nine-month period ending September 30, 2004. The decrease in net loss of $426,800 for the respective periods was a result of the factors discussed above.

EMPLOYEES
---------

As of September 30, 2005, the Company had 30 employees, of which 26 are full-time and 4 are part-time. 23 of these employees have been acquired/hired in the acquisitions of SWK, Inc. and Business Tech Solutions Group and 3 of these employees were hired as part of the BCS agreement.

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

To date, Trey has incurred substantial losses, and will require financing for working capital to meet its operating obligations. While we have recently raised sufficient working capital to fund our operations for what we believe should be sufficient for the next 6 months, we will subsequently need to raise additional capital to fund our future operations. We anticipate that we will require financing on an ongoing basis for the foreseeable future to fund our working capital needs.

In January 2003, the Company entered into a subscription agreement with certain accredited investors to issue $250,000 in convertible debentures, with interest payable at 5% per annum. On March 31, 2003, Trey issued $40,000 in convertible debentures to 4 individual investors under the subscription agreement. On September 19, 2003, Trey issued $100,000 in convertible debentures to Cornell Capital Partners pursuant to the subscription agreement. The debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the registration of shares or
(b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debentures have a term of two years with all accrued interest due at the expiration of the term. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004. As of September 30, 2005, $15,000 remained due on the principal and $2,984 was due for accrued interest on these debentures.

In January 2003, as subsequently amended retroactively to January 27, 2003, Trey entered into an Equity Line of Credit Agreement. Under this agreement, Trey may issue and sell to Cornell Capital Partners Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares will be equal to 91% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five trading days following the notice date. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding such fee. In addition, Cornell Capital Partners received, as additional compensation, 45,000 shares of Class A Common Stock on February 11, 2004. As of September 30, 2005, Trey has drawn down $2,700,000 on the Equity Line of Credit and repaid $1,434,638 through the issuance of 44,973,692 Class A Common Stock.

In connection with the acquisition of SWK, Inc. Trey has assumed a total of $664,642 in liabilities and has borrowed an additional $35,000 from an unrelated third party. Of the liabilities assumed, a total of $216,372 has been repaid by Trey at the closing and the $35,000 note is being paid at the rate of $1,500 per week. As of September 30, 2005, the balance has been paid in full. On its audited financial statements for the year ending December 31, 2003, SWK, Inc, was issued a going concern opinion by its auditors who cited recurring losses, a deficiency of cash flows from operations and the lack of liquidity as the basis of their opinion.

Pursuant to the Spin-Off from iVoice, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $9,000. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The aggregate balance of these obligations at September 30, 2005 is $338,281. The assumed obligations are described below.

Trey assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney in exchange for the assets it received pursuant to the Spin-Off of the Automatic Reminder business. This amount is related to funds loaned to iVoice and unrelated to the operations of Trey. Trey, for value received, promised to pay Mr. Mahoney the principal sum of $250,000 at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due annually. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Trey, par value $0.00001, for each dollar owed, (ii) the number of shares of Class A Common Stock of Trey calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At September 30, 2005, the principal on this note was $250,000 and accrued interest was $38,781.

Mr. Mahoney agreed to forego receiving any shares he would have been entitled to receive in the Spin-Off by virtue of his ownership of either iVoice Class A or Class B Common Stock.

Trey assumed an outstanding obligation to Kevin Whalen of $74,000 for amounts due for unpaid salary from iVoice. This amount is related to services provided to iVoice and unrelated to the operations of Trey. However, because Mr. Whalen assisted in the preparation of the financial statements and footnotes related to the spin-off, Trey assumed this obligation to Kevin Whalen. A portion of the obligation is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by
(y) the average closing bid price of Class A Common Stock of Trey for the five
(5) business days immediately preceding the conversion date. As of September 30, 2005, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

Trey has entered into an Employment Agreement dated January 1, 2003 with its Non-Executive Chairman of the Board of Directors. [See Note 8 to the Financial Statements]

On September 15, 2003, Trey entered into an employment agreement with Mr. Meller. He will serve as Trey's President, Chief Financial Officer for a term of five years. Mr. Meller was subsequently also appointed Chief Executive Officer and is a member of the Company's Board of Directors. [See Note 8 of the Financial Statements]

During the nine-month period ending September 30, 2005, SWK Technologies, Inc. drew down $145,000 from its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of September 30, 2005, the outstanding balance payable to Fleet totaled $145,000.

During the nine months ended September 30, 2005, Trey had a net increase in cash of $52,513. Trey's principal sources and uses of funds were as follows:

CASH USED BY OPERATING ACTIVITIES. Trey used $857,964 in cash for operating activities in the nine months ended September 30, 2005, a decrease of $1,001,811 as compared to cash used for operating activities of $1,859,775 in the nine months ended September 30, 2004. The decrease is primarily the result of the reduced losses from operations sustained by the Company in the current year and the extension of credit to the SWK Technology customers.

CASH USED BY INVESTING ACTIVITIES. Investing activities for the nine months ended September 30, 2005 used $425,683. Of this amount, $96,988 was used make leasehold improvements and to purchase furniture and equipment during the move to the new facility, and $328,695 was used to purchase convertible debentures from Cornell Capital. For the nine months ended September 30, 2004, the Company received net cash of $29,874 from the acquisition of SWK Inc, and used $7,641 to purchase equipment.

CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the nine months ended September 30, 2005 provided a total of $1,336,160 in cash. This total primarily consisted of $1,216,195 in note payable proceeds representing advances under the equity line of credit with Cornell Capital Partners and an additional borrowing of $145,000 from an unrelated party. In addition, some of the new equipment purchases were financed by the supplier for a total of $27,344. Financing activities in the nine months ended September 30, 2004 provided a total of $2,286,929. This was made up of $1,385,000 in notes payable proceeds representing advances under the equity line of credit with Cornell Capital Partners and Wass Associates and $754,423 of assumed related party loans at the spin-off from iVoice, Inc in February 2004.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

         Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

ITEM 3.           CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-QSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS.
-----------------------------
Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS

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


Trey Resources, Inc.


By: /s/ Mark Meller                               Date:   November 14, 2005
    ---------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Mark Meller                               Date:   November 14, 2005
    ---------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

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