Form 10KSB
period 2005-12-31
TREY RESOURCES INC
filed 2006-03-31
CIK 1236275

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-50302

                              TREY RESOURCES, INC.
                 (Name of small business issuer in its charter)

                 DELAWARE                                     16-1633636
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.)

5 REGENT STREET, SUITE 520, LIVINGSTON, NJ                       07039
 (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number (973) 958-9555

         Securities registered under Section 12(b) of the Exchange Act:
                                     None.
         Securities registered under Section 12(g) of the Exchange Act:
                       Class A common, $.00001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Issuer's revenues for its most recent fiscal year. $4,180,075

As of March 24, 2006, the Registrant had 128,939,126 shares of Class A, $.00001 par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $1,740,678

Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]
================================================================================

                                     PART I

Item 1.  Description of business                                               4
Item 2.  Description of property                                              18
Item 3.  Legal proceedings                                                    19
Item 4.  Submission of matters to a vote of security holders                  19

                                     PART II

Item 5.  Market for common equity and related stockholder matters.            20
Item 6.  Management's discussion and analysis or plan of operations.          24
Item 7.  Financial statements                                                 32
Item 8A. Controls & Procedures                                                32

                                    PART III

Item 9.  Directors, executive officers, promoters and control persons,
          compliance with Section 16(a) of the Exchange Act                   33
Item 10. Executive compensation.                                              36
Item 11. Security ownership of certain beneficial owners and management       38
Item 12. Certain relationships and related transactions                       41
Item 13. Exhibits                                                             42
Item 14. Principal Accountant Fees and Services                               44

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS BACKGROUND
        ----------------------------------

         Trey Resources, Inc. (the "Company"), was incorporated as iVoice Acquisition 1, Inc. in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice, Inc. ("iVoice"). On April 24, 2003, we changed our corporate name from iVoice Acquisition 1, Inc. to Trey Industries, Inc. On September 5, 2003, we changed our corporate name to Trey Resources, Inc. On February 13, 2004, Trey Resources, Inc. became an independent public company when all the shares owned by iVoice, Inc. were distributed to the iVoice shareholders. In March 2004, Trey Resources, Inc. began trading on the NASD OTC Bulletin Board under the symbol TYRIA.OB.

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

         In June 2004, Trey Resources' wholly-owned subsidiary, SWK Technologies, Inc., completed a merger with SWK, Inc. SWK, Inc. was a value added reseller and master developer for Sage Software's MAS 90/200/500 financial accounting software, and was also the publisher of its own proprietary EDI software, "MAPADOC". As a result of the merger, SWK, Inc.'s shareholders were issued, in exchange for all of the common stock of SWK, Inc., 2,750,000 restricted shares of Trey Resources' Class A Common Stock.

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

         On March 25, 2006, Trey Resources' wholly-owned subsidiary, SWK Technologies, entered into an Asset Purchase Agreement and an Employment Agreement with Jodi Katz to consummate the acquisition of Wolen Katz Associates. Wolen Katz is a value-added reseller of Sage Software's category leading ABRA Human Resources Management Solution.

         Our principal offices and facilities are located at 5 Regent Street, Suite 520, Livingston, NJ 07039 and our telephone number is (973) 758-9555.

GENERAL

         We are business consultants for small and medium sized businesses and value-added resellers and developers of financial accounting software. We also publish our own proprietary EDI software. We are a leader in marketing financial accounting solutions across a broad spectrum of industries focused on manufacturing and distribution. We specialize in software integration and deployment, programming, and training and technical support, aimed at improving the financial reporting and operational efficiencies of small and medium sized companies. The sale of our financial accounting software is concentrated in the northeastern United States, while our EDI software and programming services are sold to corporations nationwide.

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

OUR PRODUCTS

         Substantially all of our initial sales of financial accounting solutions consist of prepackaged software and associated services to customers in the United States. Our sales are focused on three major product categories and associated value-added services.

Financial Accounting Software
-----------------------------

         As of December 31, 2005, approximately 12% of our total revenue was generated from the resale of accounting software published by Sage Software, Inc. (Sage) for the financial accounting requirements of small and medium sized businesses focused on manufacturing and distribution, and the delivery of related services from the sales of these products, including installation, support and training. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to accounting, including financial reporting, accounts payable and accounts receivable, and inventory management.

         We provide a variety of services along with our financial accounting software sales to assist our customers in maximizing the benefits from these software applications. These services include training, technical support, and professional services. We have six employees who serve as class instructors and have formal, specific training in the topics they are teaching. We can also provide on-site training services that are highly tailored to meet the needs of a particular customer. Our instructors must pass annual subject-matter examinations required by Sage to retain their product-based teaching certifications.

         We provide end-user technical support services through our support/help desk. A staff of 3 full-time product and technology consultants assist customers calling with questions about product features, functions, usability issues, and configurations. The support/help desk offers services in a variety of ways, including prepaid services, time and materials billed as utilized, and annual support contracts. Customers can communicate with the support/help desk through e-mail, telephone, and fax channels. Standard support/help desk services are offered during normal business hours five days per week.

         Our professional services include project-focused offerings such as software customization, data migration, and small and medium sized business consulting. We have four project managers who provide professional services to our financial accounting customers.

Electronic Data Interchange (EDI) Software
------------------------------------------

         We publish our own proprietary EDI software "MAPADOC." EDI can be used to automate existing processes, to rationalize procedures and reduce costs, and to improve the speed and quality of services. Because EDI necessarily involves business partners, it can be used as a catalyst for gaining efficiencies across organizational boundaries.

         Our "MAPADOC" EDI solution is a fully integrated EDI solution that provides users of Sage Software's market-leading MAS family of accounting software products with a feature rich product that is easy to use. "MAPADOC" provides the user with dramatically decreased data entry time, elimination of redundant steps, the lowering paper and postage costs, the reduction of time spent typing, signing, checking and approving documents and the ability to self-manage EDI and to provide a level of independence that saves time and money.

         We market our "MAPADOC" solutions to our existing and new small and medium-sized business customers, and through a network of resellers. As of December 31, 2005, we have a sales team and 5 technical specialists involved in marketing and supporting sales of the "MAPADOC" product and associated services.

Warehouse Management Systems
----------------------------

         We are resellers of the Warehouse Management System (WMS) software published by Radio Beacon, Inc. Radio Beacon Inc. develops warehouse management software for mid-market distributors. The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions. Directed picking, directed replenishment, and directed put away are the key to WMS. The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However, the basic WMS will use a combination of item, location, quantity, unit of measure, and order information to determine where to stock, where to pick, and in what sequence to perform these operations.

         The Radio Beacon warehouse management software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. Radio Beacon works as part of a complete operational solution by integrating seamlessly with RF hardware, accounting software, shipping systems and warehouse automation equipment.

         We market the Radio Beacon solution to our existing and new medium-sized business customers. As of December 31, 2005, we have five salespeople and two technical specialists involved in marketing and supporting sales of the Radio Beacon product and associated services.

Network Services and Business Consulting
----------------------------------------

         We provide network maintenance and service upgrades for our business clients. We are a Microsoft Solutions Provider. Our staff includes engineers who maintain certifications from Microsoft and Sage Software. They are Microsoft Certified Systems Engineers and Microsoft Certified Professionals, and they provide a host of services for our clients, including server implementation, support and assistance, operation and maintenance of large central systems, technical design of network infrastructure, technical troubleshooting for large scale problems, network and server security, and backup, archiving, and storage of data from servers. There are numerous competitors, both larger and smaller, nationally and locally, with whom we compete in this market.

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

MARKETS

Financial Accounting Software.
------------------------------

         In the financial accounting software market, we focus on providing enterprise solutions to small- and medium-sized businesses ("SMB") with less than $100 million of annual revenue, primarily in the manufacturing and distribution industries. The SMB market is comprised of thousands of companies in the New York region alone.

         While several local and regional competitors exist in the various geographic territories where we conduct business, we have a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services. We are one of the larger Sage resellers in the United States. While there are numerous national, regional, and local competitors that could be compared to us in scale, size, geographical reach, and target markets for the resale of Sage products, there is no one dominant competitor or dominant group of competitors with whom we compete for contracts or assignments on a regular basis. There are also numerous competitors who publish and/or resell competing product lines, such as Microsoft's Great Plains and Solomon accounting software.

Electronic Data Interchange Software.
-------------------------------------

         We publish and sell through a network of software resellers our proprietary EDI software, "MAPADOC". Electronic Data Interchange (EDI) is computer-to-computer communication of business documents between companies. It is a paperless way to send and receive Purchase Orders, Invoices, etc. EDI replaces human-readable documents with electronically coded documents. The sending computer creates the document and the receiving computer interprets the document. Implementation of EDI streamlines the process of exchanging standard business transactions. Companies save by eliminating people cost as well as the cost due to errors and double entry of data. The transmissions are accomplished by connecting to a mailbox via a modem or the internet. The most common mailbox is a Value Added Network's (VAN) electronic mailbox. Each user, identified by a unique EDI ID, accesses his mailbox to send and receive all EDI transactions. To standardize the documents communicated between many companies, the Transportation Data Coordinating Committee, in 1975, published its first set of standards.

         EDI standards are formats and protocols that trading partners agree to use when sending and receiving business documents. Around 1979, The American National Standards Institute (ANSI) designated an accredited standards committee for EDI. The standards continue to evolve to address the needs of the member companies. "MAPADOC" complies with all current standards. The market for EDI continues to expand as big box retailers, such as Wal-Mart, Target, and K-Mart, insist their vendors utilize EDI in their business transactions. There are numerous companies with whom we compete in the SMB EDI marketplace, including True Commerce and Kissinger Associates.

Warehouse Management Systems.
-----------------------------

         We resell under a distributor agreement the Warehouse Management Solution published by Radio Beacon, Inc. Radio Beacon Inc. develops warehouse management software for mid-market distributors. The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions. Directed picking, directed replenishment, and directed put away are the key to WMS. The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However the basic WMS will use a combination of item, location, quantity, unit of measure, and order information to determine where to stock, where to pick, and in what sequence to perform these operations. The Radio Beacon warehouse management software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. Radio Beacon works as part of a complete operational solution by integrating seamlessly with RF hardware, accounting software, shipping systems and warehouse automation equipment. The WMS marketplace is extremely competitive. We compete against national, regional, and local resellers, some significantly larger than us.


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

         We are required to enter into an annual Channel Partner Agreement with Sage Software, Inc. whereby Sage appoints us as a non-exclusive partner to market, distribute, and support MAS 90/200/500 software. This agreement authorizes us to sell these software products to certain customers in the United States. There are no clauses in this agreement that limit or restrict the services that we can offer to customers. We also operate a Sage Software Authorized Training Center Agreement and also are party to a Master Developers Program License Agreement.


CUSTOMERS

         We market our products to private companies throughout the United States. In the year ended December 31, 2005, the revenues generated by our top ten customers represented approximately twenty five percent (25%) of consolidated revenues, and no single customer accounted for ten percent or more of our consolidated revenues.

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

         We own several trademarks registered with the U.S. Patent and Trademark Office, including "MAPADOC" and have a number of trademark applications pending. We have no patents or patent applications pending.

EMPLOYEES

         As of December 31, 2005, we had approximately 27 full time employees and 4 part time employees located in one office in New Jersey, one office in New York and one office in California. All but five of our current employees were formerly employees of the companies that we acquired. Approximately five of our employees are engaged in sales and marketing activities and approximately nine employees are engaged in service fulfillment.

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

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

         This annual report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of these terms or other similar terminology. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

WE HAVE A LIMITED OPERATING HISTORY.

         We did not begin our value added reseller, software, and consulting business until June 2004. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects.

WE HAVE HISTORICALLY LOST MONEY AND MAY CONTINUE TO LOSE MONEY IN THE FUTURE.

         We have historically lost money. For the years ended December 31, 2005 and 2004, we had net losses of $2,408,644 and $2,390,705, respectively, and net losses of $0.04 and $0.21 per share, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations may not be profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

         As of March 24, 2006, Jerome R. Mahoney and Mark Meller, our Non-Executive Chairman of the Board of Directors and our President, respectively, collectively owned approximately 69% of our outstanding shares of our Class A common stock (assuming the conversion of outstanding debt into shares of Class A common stock and/or Class B common stock). Mr. Mahoney and Mr. Meller may be able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock. In addition, Mr. Mahoney and Mr. Meller are in a position to impede transactions that may be desirable for other stockholders. They could, for example, make it more difficult for anyone to take control of us.

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

         We are dependent on our key officers, Jerome R. Mahoney and Mark Meller, our Non-Executive Chairman of the Board of Directors and our Chief Executive Officer, respectively, and our key employees in our operating subsidiary, specifically Jeffrey Roth, Lynn Berman, and Gary Berman. The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. In an attempt to minimize the effects of such loss, we presently maintain a $1,000,000 key-man term life insurance policies on Mr. Roth, Ms. Berman and Mr. Berman.

OUR NON-EXECUTIVE CHAIRMAN OF THE BOARD OF DIRECTORS MAY HAVE CONFLICTS OF INTEREST, AND WE DO NOT HAVE ANY FORMAL PROCEDURE FOR RESOLVING ANY SUCH CONFLICTS IN THE FUTURE.

         As of December 31, 2005, our Non-Executive Chairman of the Board of Directors, Jerome R. Mahoney, will have the right to convert $294,767 of indebtedness into 294,767 shares of Class B common stock of Trey Resources, which will be convertible into an indeterminable number of shares of Class A common stock of Trey Resources. This could create, or appear to create, potential conflicts of interest when our Non-Executive Chairman is faced with decisions that could have different implications for Trey Resources. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between iVoice and us following the distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

OUR SECURITIES

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

         We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Any future dividends will depend on our earnings, if any, and our financial requirements.

EXISTING STOCKHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE CORNELL DEBENTURES.

The sale of shares pursuant to the terms of the Cornell Debentures will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our Class A Common Stock could decline. In addition, for a given advance, we will need to issue a greater number of shares of Class A

Common Stock under the Cornell Debentures as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution. [See "Liquidity and Capital Resources" in Item 6. Management's Discussion and Analysis or Plan of Operation.]

THE INVESTORS HOLDING OUR CONVERTIBLE DEBENTURES WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR CLASS A COMMON STOCK.

         The Class A Common Stock to be issued under the Cornell Debentures will be issued at a ninety percent (90%) of the lowest Closing Bid Price of the Common Stock during the thirty (30) days trading days immediately preceding the Conversion Date, as quoted by Bloomberg, LP. These discounted sales could cause the price of our Class A Common Stock to decline.

         Further, because the investor under the Cornell Debentures will acquire our Class A Common Stock at a discount, it will have an incentive to sell immediately in order to realize a gain on the difference. This incentive to sell immediately into the public market to realize a gain on the difference accelerates if the market price of our Class A Common Stock declines. [See "Liquidity and Capital Resources" in Item 6. Management's Discussion and Analysis or Plan of Operation.]

THE INVESTORS HOLDING OUR CONVERTIBLE DEBENTURES INTEND TO SELL THEIR SHARES OF CLASS A COMMON STOCK IN THE PUBLIC MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE.

         The investors holding our convertible debentures intend to sell the shares of Class A Common Stock in the public market. That means that up to 1.5 billion shares of Class A Common Stock, the number of shares being registered in the upcoming registration statement, may be sold. Such sales may cause our stock price to decline.

THE SALE OF OUR STOCK UNDER OUR CORNELL DEBENTURES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FURTHER DECLINE OF OUR STOCK PRICE.

         The significant downward pressure on the price of our Class A Common Stock caused by the sale of material amounts of Class A Common Stock under the Cornell Debentures could encourage short sales by third parties. Such an event could place further downward pressure on the price of our Class A Common Stock.

THE ISSUANCE OF SHARES OF CLASS A COMMON STOCK UNDER THE UPCOMING OFFERING COULD RESULT IN A CHANGE OF CONTROL.

         We will be registering 1.5 billion shares of Class A Common Stock in the upcoming offering. These shares represent greater than 92% of our outstanding Class A

Common Stock, and we anticipate the shares will be sold in the offering. If all or a significant block of these shares are held by one or more stockholders working together, then such stockholder or stockholders would have enough shares to assume control of Trey by electing its or their own directors.

OUR CLASS A COMMON STOCK IS THINLY TRADED AND WE CANNOT PREDICT THE EXTENT TO WHICH A MORE ACTIVE TRADING MARKET WILL DEVELOP.

         Our Class A Common Stock is thinly traded compared to larger more widely known companies. Thinly traded Class A Common Stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the Class A Common Stock will develop or be sustained after this offering.

THE PRICE OF OUR STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

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

OUR CLASS A COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

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

ISSUANCE OF OUR RESERVED SHARES OF CLASS A COMMON STOCK MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING STOCKHOLDERS.

         We have reserved for issuance shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock. As of March 24, 2006, we had all of our remaining 9,871,060,874 authorized shares available for future issuance, of which approximately 1,041,654,832 are reserved.

ITEM 2. DESCRIPTION OF PROPERTY.

         We do not own any real property for use in our operations or otherwise. On June 10, 2005, we consolidated our two New Jersey offices and moved into 6,986 square feet of space at 5 Regent Street, Livingston, NJ 07039 at a monthly rent of $7,423. In addition, we continue to lease 1,090 square feet of space in Clifton, NJ at a monthly rent of $1,998. Effective March 15, 2005, we entered into a lease for 621 square feet of space at 900 Walt Whitman Road, Melville, NY 11747, at a monthly rent of $932. On October 30, 2005, we entered into a one-year lease for office space at 1902 Wright Place, Carlsbad, CA 92008, at a monthly rent of $567. We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose. We also believe that our insurance coverage adequately covers our interest in our leased space. We have a good relationship with our landlords. We believe that these facilities will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

         We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters relating to our products, product installations or technical services provided.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fiscal year ended December 31, 2005, no matters were submitted to a vote of security holders.

REPORTS TO SECURITY HOLDERS

         We are a "reporting company" under the Securities Exchange Act of 1934, as amended, and we file reports with the Securities and Exchange Commission. In this regard, the Company files Quarterly Reports on Form 10-QSB, Annual Reports on Form 10-KSB and as required, files Current Reports on Form 8-K.

         The public may read and copy any materials the Company files with the Securities and Exchange Commission at the Commission's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address of the Commission's site is (http://www.sec.gov).

         Our executive offices are located at 5 Regent Street, Suite 520, Livingston, NJ 07039 and our telephone number is (973) 758-9555.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our Class A common stock, $0.00001 par value, is quoted on the NASD OTC Bulletin Board under the symbol "TYRIA." The following table shows the high and low closing prices for the periods indicated.

                                             High                    Low
                                             ----                    ---
        2004

        First Quarter                       $0.900                 $0.120
        Second Quarter                      $0.320                 $0.060
        Third Quarter                       $0.180                 $0.044
        Fourth Quarter                      $0.080                 $0.022

        2005

        First Quarter                       $0.046                 $0.023
        Second Quarter                      $0.027                 $0.011
        Third Quarter                       $0.043                 $0.016
        Fourth Quarter                      $0.018                $0.00963

HOLDERS OF COMMON EQUITY.

         As of December 31, 2005, the number of record holders of our common shares was approximately 686.

DIVIDEND INFORMATION.

         To date, the Company has never paid a cash dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

SALES OF UNREGISTERED SECURITIES.

         In the year ending December 31, 2005, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933:

     o On July 12, 2005, the Company issued to Thornhill Capital LLC warrants to purchase 3,000,000 shares of Class A common stock at a price of $.015 per share for professional consulting services.

     o On August 31, 2005, the Company issued to Cornell Capital Partners warrants to purchase 4,000,000 shares of Class A common stock at a price of $.03 per share as additional consideration for funding the $200,000 Secured Convertible Debenture of this same date.

     o On December 30, 2005 the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP wherein the Company agreed to sell and Cornell agreed to purchase up to $2,359,047 of secured convertible debentures.

     Subsequent Events
     -----------------

     o On February 27, 2006, the Company issued 4,347,826 shares of its Class A common stock to Jodie Katz pursuant the Asset Purchase Agreement for Wolen Katz Associates. These securities have been issued with a restrictive legend.

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

DESCRIPTION OF SECURITIES

         Pursuant to our certificate of incorporation, as amended, we are authorized to issue up to: 10,000,000,000 shares of Class A common stock, par value $0.00001 per share; 50,000,000 shares of Class B common stock, par value $.00001 per share; 20,000,000 shares of Class C common stock, par value $0.00001; and 1,000,000 shares of preferred stock, par value of $1.00 per share. Below is a description of Trey Resources' outstanding securities, including Class A common stock, Class B common stock, options, warrants and debt.

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

CLASS B COMMON STOCK

         Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. Holders of Class B Common Stock are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. There are 50,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2005. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

         Each holder of our Class C Common Stock is entitled to 1 vote for each 1,000 shares held of record. Holders of our Class C Common Stock have no preemptive, subscription, conversion, or redemption rights. Shares of Class C Common Stock are not convertible into Class A Common Stock. There are 20,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2005. Upon liquidation, dissolution or winding-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

PREFERRED STOCK

         Trey filed an amendment to its certificate of incorporation, authorizing the issuance of 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2005, Trey has not issued any shares of Preferred Stock.

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

         Options and Stock Awards

         During the fiscal year ended December 31, 2004, the Company adopted the Trey Resources, Inc. 2004 Stock Incentive Plan (the "Stock Incentive Plan") to:
(i) provide long-term incentives and rewards to employees, directors, independent contractors or agents the Company and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders. The Board of Directors authorized the issuance of up to 2.4 million shares of Class A common stock under the Stock Incentive Plan. In 2005, the Board of Directors amended this plan to increase the authorized number of shares to 20 million Class A Common Stock.

     During 2005, the following securities were issued pursuant to this Plan:

     o On February 25, 2005, the Company issued 350,000 shares of Class A common stock for investor relations to Evergreen Marketing, Inc.

     o On March 2, 2005 and December 16, 2005, the Company issued the aggregate of 9,318,611 shares of Class A common stock for compensation and bonuses to SWK employees.

     o On July 15, 2005, the Company issued 2,223,746 shares of Class A common stock to a Lawrence A. Muenz, partner of Meritz & Muenz LLP, for legal services provided in the prior year.

         During the fiscal year ended December 31, 2004, and as amended, the Company adopted the Trey Resources, Inc. 2004 Directors' and Officers' Stock Incentive Plan (the "Directors' and Officers' Plan") is to (i) provide long-term incentives and rewards to officers and directors the Company and its subsidiaries; (ii) assist the Company in attracting and retaining officers and directors with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such officers and directors with those of the Company's stockholders. The Board of Directors authorized the issuance of up to 2.4 million shares of Class A common stock under the Directors' and Officers' Plan. In 2005, the Board of Directors amended this plan to increase the authorized number of shares to 20 million Class A Common Stock.

     During 2005, the following securities were issued pursuant to this Plan:

     o On February 16, 2005, the Company issued 270,270 shares of Class A common stock to a previous officer of iVoice, Inc. per the spin-off agreement.

     o At various times during the year ended December 31, 2005, the Company issued 11,662,792 shares of Class A common stock for repayment of accrued salaries for two officers of the Company.

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

PLAN OF OPERATION
-----------------

         Up until its acquisition of SWK, Inc. ("SWK") on June 2, 2004, the Company was solely engaged in the design, manufacture, and marketing of specialized telecommunication equipment. As a result of a spin-off transaction from iVoice, Inc., Trey was assigned the iVoice corporate assets, liabilities and expenses related to the Automatic Reminder software business. Trey Resources' plan of operation pursuant to its spin-off from its former parent company was to market and sell the Automatic Reminder software product. With the acquisition of SWK and as part of its plan to expand into new markets, the Board of Directors decided that Trey will focus on the business software and information technology consulting market, and is looking to acquire other companies in this industry. SWK Technologies, Inc., Trey's wholly owned subsidiary and the surviving company from the acquisition and merger with SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software published by Sage Software, Inc. SWK Technologies also publishes its own proprietary supply-chain software, the integrated Electronic Data Interchange (EDI) solution "MAPADOC". SWK Technologies sells and services products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States.

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

DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

         Prior to our acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey were derived from the license of our automatic reminder and call initiating software products which address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. For the year ended December 31, 2004, the Company reported no revenue from the sale of our Automatic Reminder software and $1,703,281 of sales from SWK Technologies following the acquisition. Until February 11, 2004, the Automatic Reminder business had only operated as a division of iVoice, Inc. and had never operated on a stand-alone basis. The low sales volume of the Automatic Reminder business is attributable to the minimal resources made available by its former parent company for the sales and marketing of the automatic reminder and call initiating software products. Revenues for the fiscal year ended December 31, 2005, totaled $4,180,075 representing sales of SWK Technologies ("SWKT") and Business Tech Solutions Group ("BTSG"). SWKT sales increased $1,826,659 over the prior year as the result of increased focus by management on marketing and sales across all their product lines, and as a result of having owned and operated SWKT over an entire year of operations. In addition, BTSG sales increased $650,135 over the prior year, primarily as the result of the acquisition of BTSG in the 4th quarter of 2004.

         The gross profit for the year ended December 31, 2005 of $1,445,669 represent s both the gross profit of SWK and BTSG. As a percentage of sales, gross profit margin was 34.8% for the year period ending December 31, 2005. Gross profit for the year ended December 31, 2004 was $698,636 and 41.0% of sales. Total gross profit increased by $757,033 when compared to the prior year. Of this increase, gross profit increased by $617,309 on increases in SWKT product sales and the gross profit increased by $130,724 on the increased sales of BTSG as the result of the acquisition. Gross profit margin percentage decreased as the result of increases in certain fixed expenses which were increased in anticipation of higher sales activity, which failed to develop in a timely fashion.

         Total operating expenses were $3,318,857 for the year ending December 31, 2005, an increase of $652,661 over the prior year period ending December 31, 2004, which totaled $2,666,196. The increase in 2005, when compared to 2004, was the result of several factors. Selling and marketing expenses increased by $472,303 in 2005, primarily for salaries and benefits and for attendance at trade shows as management focused on growing the business. Of this increase, salaries, taxes and benefits increased by $304,918 to hire additional support staff to grow the business and to support the additional clients. Trade show expenses increased by $94,214 and marketing expense increased by $14,803 to support the growth strategy. The Company increased certain expenses associated with operating as a public company, such as insurance, investor relations, accounting, franchise taxes and other overhead by $379,206. SWKT had a net increase in general and administration expenses of $580,197 as the result of having a full year of expenses and the additional expense associated with the BTSG acquisition. These increases in 2005 were offset by approximately $965,000 of non-recurring charges to expenses in 2004 for the successful completion of the spin-off of the company from its former parent, and the reduction of approximately $210,000 in legal fees, consulting services, and printing and reproduction expenses incurred in 2004 for the spin-off of the new company. Depreciation expenses increased by $32,855 to reflect the full year depreciation of the equipment and leasehold improvements At December 31, 2005, management impaired the goodwill by $361,100 based on the reduced repeat sales from the clients acquired at the acquisition.

         Other expenses for the year ended December 31, 2005 were $545,456, an increase of $122,311 over the year period ending December 31, 2004. The increase reflects the increase in debt conversion discounts of $170,848 on the Company's convertible debentures and equity-line financing agreements, $82,005 on the financing costs on the convertible debentures and a $35,109 loss on the assignment of the Laser Energetics Class A Common Stock shares to iVoice, Inc. These amounts are offset by a gain on sales of the prior year's non-operating losses to New Jersey for $191,497, a decrease of $35,443 in interest expense on the equity-line financing debt, related party loans, convertible debentures and trade leases, increases in interest income of $32,012 on the debentures receivable and interest earned on cash balances in the bank and other income of $10,000 from a settlement of a non-compete claim against a prior employee of SWK Technologies. In 2004, there was a net gain on sale of the patient reminder software of $100,000.

         Net loss for the year ending December 31, 2005 was $2,408,644 as compared to net loss of $2,390,705 for the year ending December 31, 2004. The increase in net loss of $17,939 for the respective periods was a result of the factors discussed above.

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

         In January, 2003, the Company entered into a subscription agreement with certain accredited investors to issue $250,000 in convertible debentures, with interest payable at 5% per annum. On March 31, 2003, Trey issued $40,000 in convertible debentures to 4 individual investors under the subscription agreement. On September 19, 2003, Trey issued $100,000 in convertible debentures to Cornell Capital Partners, LP. ("Cornell Capital Partners") pursuant to the subscription agreement. The debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the registration of shares or (b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debentures have a term of two years with all accrued interest due at the expiration of the term. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004. As of December 31, 2005, $15,000 remained due on the principal and $3,173 was due for accrued interest on these debentures.

         In January 2003, as subsequently amended retroactively to January 27, 2003, Trey entered into an Equity Line of Credit Agreement. Under this agreement, Trey may issue and sell to Cornell Capital Partners Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares will be equal to 91% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five trading days following the notice date. A cash fee equal to six percent (6%) of the cash proceeds of the draw down is also payable at the time of funding such fee. In addition, Cornell Capital Partners received, as additional compensation, 45,000 shares of Class A Common Stock on February 11, 2004. As of December 30, 2005, Trey has drawn down $2,700,000 on the Equity Line of Credit and repaid $1,675,000 of principal and $84,638 of interest through the issuance of 77,532,790 shares of Class A Common Stock. On December 30, 2005, the Equity Line of Credit Agreement was terminated and the outstanding principal and interest of $1,159,047 was transferred to a Secured Convertible Debenture due on December 30, 2007 with an interest of 7.5% per annum.

         In March 2003, Trey issued an aggregate of $40,000 in convertible debentures to Elma S. Foin, Darryl A. Moy, Henry Tyler and Steven R. LeMott. These debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the distribution or (b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years with all accrued interest due and payable at the end of the term. On December 31, 2005, the balance on these debentures is $15,000.

         On December 30, 2005, Trey issued to Cornell two Secured Convertible Debentures ("Cornell Debentures") for the value of $1,159,047 and $600,000, respectively. Pursuant to the terms of the Securities Purchase Agreement, Cornell will provide a third Secured Convertible Debenture for a value of $600,000 2 business days prior to the filing of the registration statement with the SEC. All three debentures are due on December 30, 2007 and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion.

         In connection with the acquisition of SWK, Inc. Trey has assumed a total of $664,642 in liabilities and has borrowed an additional $35,000 from an unrelated third party. Of the liabilities assumed, a total of $216,372 was repaid by Trey at the closing and the $35,000 note is being paid at the rate of $1,500 per week. As of December 31, 2005, the entire balance on this note was paid in full. On its audited financial statements for the year ending December 31, 2003, SWK, Inc., was issued a going concern opinion by its auditors who cited recurring losses, a deficiency of cash flows from operations and the lack of liquidity as the basis of their opinion.

         Pursuant to the Spin-Off from iVoice, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $9,000. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

         Trey assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney in exchange for the assets it received pursuant to the Spin-Off of the Automatic Reminder business. This amount is related to funds loaned to iVoice and unrelated to the operations of Trey. Trey, for value received, promised to pay Mr. Mahoney the principal sum of $250,000 at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due annually. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Trey, par value $0.00001, for each dollar owed, (ii) the number of shares of Class A Common Stock of Trey calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At December 31, 2005, the principle on this note was $250,000 and accrued interest was $44,767.

         Mr. Mahoney agreed to forego receiving any shares he would have been entitled to receive in the Spin-Off by virtue of his ownership of either iVoice Class A or Class B Common Stock.

         Trey assumed an outstanding obligation to Kevin Whalen of $74,000 for amounts due for unpaid salary from iVoice. This amount is related to services provided to iVoice and unrelated to the operations of Trey. However, because Mr. Whalen assisted in the preparation of the financial statements and footnotes related to the spin-off, Trey assumed this obligation to Kevin Whalen. A portion of the obligation is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of December 31, 2005, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

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

         In the year ended December 31, 2005, SWK Technologies, Inc. drew down $145,000 from its $250,000 line of credit with Bank of America f/k/a Fleet National Bank. The secured line of credit bears interest at prime plus 1% per annum, which can change with the changes in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Bank of America. This line of credit is also fully guaranteed by the Company. As of December 31, 2005, the outstanding balance payable to Fleet totaled $145,000.

         During the year ended December 31, 2005, Trey had a net increase in cash of $670,358. Trey's principal sources and uses of funds were as follows:

         CASH USED BY OPERATING ACTIVITIES. Trey used $746,433 in cash for operating activities in the year ended December 31, 2005, a decrease of $272,603 as compared to $1,019,036 in cash used for operating activities in the year ended December 31, 2004. The decrease in the current year is primarily the result of the cash received from increased sales. The expenses shown below the line of "Loss from Operations" on the Consolidated Statements of Operations are primarily the result of non-cash accounting entries that have no effect on the cash flow from operations. After removing the non-cash items from the cash flow from operations, the Company is left with the increases in accounts payable partially offsetting the cash loss from operations in the current year. In the prior year, the company accrued a total of $1,278,450 to related parties which represented accrued salaries, expense reimbursements, interest on unpaid obligations, $114,800 bonus to Mr. Meller, and two one-time payments of $350,000 each to Mr. Mahoney and Mr. Meller, the cash payment of which has been deferred until such time as management believes it has sufficient resources to fund these obligations, although the Company may make payments against these obligations, with the consent of Messrs. Mahoney and Meller and at the direction of the Board of Directors, in the form of the company's Class A Common Stock and/or Class B Common Stock

         CASH PROVIDED BY INVESTING ACTIVITIES. For the year ended December 31, 2005, the company used $435,539 in investing activities primarily for the investment of $328,695 in Voyager One, Inc. and $106,844 for the purchase of equipment and leasehold improvements related to the office relocation in May. Investing activities for the year ended December 31, 2004 used $23,501. Of this amount, $2,437 was received as a result of the acquisition of SWK, Inc, and Business Tech Solutions Group, and was offset by the purchase of equipment totaling $25,938.

         CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the year ended December 31, 2005 provided a total of $1,852,330 in cash. This total primarily consisted of $1,741,195 in note payable proceeds representing advances under the equity line of credit and convertible debentures with Cornell Capital Partners and an additional borrowing of $145,000 from a secured line of credit with Bank of America. In addition, some of the new equipment purchases were financed by the supplier for a total of $27,344. Financing activities in the year ended December 31, 2004 provided a total of $1,384,624. This was primarily made up of $1,478,672 in notes payable proceeds representing advances under the equity line of credit with Cornell Capital Partners and $35,000 from the SWK working capital loans. New equipment leases added another $14,102.

OFF BALANCE SHEET ARRANGEMENTS

         During fiscal 2005, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 7. FINANCIAL STATEMENTS.

         The financial statements and notes of this Form 10-KSB appear after the signature page to this Form 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-KSB are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS.

         Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-KSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


         The Company has three directors and one principal officer. Listed below is certain information concerning individuals who currently serve as directors and executive officers of the Company.

                                                            Period Served as
Name                    Age      Position                   Officer\Director
----                    ---      --------                   ----------------

Jerome R. Mahoney       45       Non-Executive              1-1-03 to present
                                 Chairman of
                                 the Board of
                                 Directors

Mark Meller             46       President, Chief           9-15-03 to present
                                 Executive Officer,
                                 Chief Financial
                                 Officer and Director

John C. Rudy            63       Director                   6-9-05 to present


         JEROME R. MAHONEY. Mr. Mahoney has been our Non-Executive Chairman of the Board of Directors since January 1, 2003. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, which was merged with iVoice, Inc. on May 21, 1999. Since May 21, 1999, Mr. Mahoney has served as President and CEO of iVoice, Inc., which was the parent of Trey Resources before the spin-off in February 2004. Since August 2004, Mr. Mahoney has served as Non-Executive Chairman of the Board of Directors of Deep Field Technologies, Inc., iVoice Technology, Inc. and SpeechSwitch, Inc. Since December 2004, Mr. Mahoney has served as Non-Executive Chairman of the Board of Directors of MM2 Group, Inc. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

         MARK MELLER. Mr. Meller has been the President, Chief Financial Office and Director since September 15, 2003, and was further appointed Chief Executive Officer on September 1, 2004. Since October 1, 2004, Mr. Meller has been the President, Chief Executive Officer,

Chief Financial Officer and Director of Deep Field Technologies, Inc. Since December 15, 2004, Mr. Meller has been the President, Chief Executive Officer, Chief Financial Officer and Director of MM2 Group, Inc. Since August 29, 2005, Mr. Meller has been the President, Chief Executive Officer and Chief Financial Officer of iVoice Technology, Inc. Since 1988, Mr. Meller has been Chief Executive Officer of Bristol Townsend & Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc, a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs (LBO's). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

         JOHN C. RUDY. Mr. Rudy has been our outside Board Member since June 9, 2005 and is the Chairman of The Audit Committee. Mr. Rudy's financial and business operations career spans more than 35 years and covers a broad spectrum of industries. Since 1992, Mr. Rudy has been President of Beacon Consulting Associates, a firm of business consultants and accountants, with the objective of providing "big business" financial, marketing and business strategy skills to middle market businesses. From 1990 through 1992, he headed Coopers & Lybrand's Turnaround Services practice for the New York Metropolitan area. Prior to that, he was a Principal in a leveraged buyout firm and served as Chief Financial Officer of Plymouth Lampston Stores Corporation, a chain of women's ready-to-wear stores and a chain of hard goods variety stores. Mr. Rudy holds an MBA degree from Emory University in Atlanta, Georgia, and is a Certified Public Accountant in New York State.

            There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended December 31, 2005, the Company has an audit committee in place and has one non-executive member of the Board of Directors and one independent member of the Board of Directors.

            For the year ended December 31, 2005, the Board held one meeting. In addition, the Board acted through written unanimous consent in lieu of a meeting on twenty-four occasions.

AUDIT COMMITTEE

         During 2005, Messrs. Mahoney and Rudy served on the Audit Committee. The Audit Committee currently consists of Messrs. Mahoney and Rudy, with Mr. Rudy serving as the Chairman of the committee. The Audit Committee has one independent members and one member that may deemed a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing. The Audit Committee met once in 2005. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended December 31, 2005. The Audit Committee has:

     o reviewed and discussed the Company's audited financial statements with management and Bagell, Josephs, Levine & Company, L.L.C.,, the Company's independent accountants;
     o discussed with Bagell, Josephs, Levine & Company, L.L.C. the matters required to be discussed by Statement on Auditing Standards No. 61, as may be modified or supplemented; and
     o received from Bagell, Josephs, Levine & Company, L.L.C. the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors' independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, for filing with the Securities and Exchange Commission.

                           AUDIT COMMITTEE
                           John C. Rudy, DIRECTOR
                           Jerome Mahoney, NON-EXECUTIVE CHAIRMAN OF THE BOARD

THE AUDIT COMMITTEE REPORT SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS ANNUAL REPORT ON FORM 10-KSB INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER THESE ACTS.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         No person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 ("Reporting Person") failed to file on a timely basis the necessary reports, on Forms 3, 4, or 5, as required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

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

                           SUMMARY COMPENSATION TABLE

                                                                                   Securities
                                                         Other Annual   Restricted Underlying     All Other
Name and Position(s)       Year    Salary($)  Bonus(2)   Compensation     Stock      Options    Compensation
--------------------       ----    ---------  --------   ------------     -----      -------    ------------
Jerome R. Mahoney
   Non-Executive           2005    $217,800      $0           $0           $0          $0            $0
   Chairman of the         2004    $181,583   $350,000        $0           $0          $0            $0
   Board Of Directors      2003    $180,000      $0           $0           $0          $0            $0

Mark Meller (1)            2005    $203,775      $0           $0           $0          $0            $0
   President, Chief        2004    $279,617   $464,800        $0           $0          $0            $0
   Executive Officer,      2003       $0         $0           $0           $0          $0            $0
   Chief Financial
   Officer
   and Director

John C. Rudy               2005     $7,385       $0           $0           $0          $0            $0
   Director

(1) Mr. Meller has been serving as our President, Chief Financial Officer and Director since September 15, 2003. Mr. Meller did not draw a salary in 2003. In 2004, Mr. Meller received, pursuant to his employment agreement, a retro-active salary adjustment back to August 1, 2003 in the amount of $147,534. In addition, the Board of Directors declared a cash bonus for Mr. Meller's benefit in the amount of $114,800.

(2) Mr. Mahoney and Mr. Meller both received a one-time payment of $350,000 upon the successful completion of the spin-off from its former parent company, iVoice Inc.,

DIRECTOR COMPENSATION

         Effective May 20, 2005, Mr. Rudy will receive $3,000 per quarter in cash and/or Trey stock for his services. Prior to this date, we did not have any arrangements to provide compensation to our outside directors. During the fiscal years ended December 31, 2004 and 2003, we did not compensate any of our outside directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 24, 2006 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of March 24, 2006 there were a total of 128,939,126 shares of Class A common stock outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

         The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 24, 2006, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                            Ownership of Common Stock

                                                                                   COMMON STOCK
                                                                                BENEFICIALLY OWNED
NAME/ADDRESS                                    TITLE OF CLASS               NUMBER           PERCENT
------------                                    --------------               ------           -------
Jerome R. Mahoney (Chairman)                    Class A Common Stock       181,146,836 (1)     58.4%
c/o Trey Resources, Inc.
5 Regent Street, Suite 520
Livingston, New Jersey  07039

Mark Meller (President)                         Class A Common Stock       107,176,574 (2)     45.4%
c/o Trey Resources, Inc.
5 Regent Street, Suite 520
Livingston, New Jersey  07039

John C. Rudy (Director)                         Class A Common Stock           --               0.0%
c/o Beacon Consulting Associates
245 Main Street, Suite 2N
Matawan, New Jersey 07747

Directors and executive officer as a group      Class A Common Stock       288,323,410         69.1%

____________________________________

(1) Includes a) 143,632,705 shares of our Class A common stock issuable upon conversion of $660,710 due to related party accounts with Mr. Mahoney and
     (b) 37,514,130 shares of our Class A common stock issuable upon conversion of a promissory note assumed on February 11, 2004. These figures assume that Class B Common Stock is issued to satisfy these obligations, and such Class B Common Stock shares are subsequently converted to shares of Class A Common Stock. Note balance of $172,565 includes principle and interest through 3/24/06. Pursuant to such promissory note, Mr. Mahoney may, at any time, convert amounts owed to him for monies loaned thereunder and interest thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such note, or (iii) payment of the principal of the note, before any repayment of interest.
(2) Includes 107,176,574 shares of our Class A common stock issuable upon conversion of $493,012 due to related party accounts with Mr. Meller. These figures assume that Class B Common Stock is issued to satisfy these obligations, and such Class B Common Stock shares are subsequently converted to shares of Class A Common Stock. Pursuant to an agreement between the Company and Mr. Meller, Mr. Meller may, at any time, convert amounts owed to him for monies thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such amounts due.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         During the year ended December 31, 2004, and as subsequently amended, the Company adopted the Stock Option Plan (the "Plan") in order to attract and retain qualified employees, directors, independent contractors or agents of Trey Resources, Inc. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to employees, directors, independent contractors or agents to purchase the Company's common stock at no less than 85% of the market price on the date the option is granted. Options generally vest over four years and have a maximum term of ten years. As of December 31, 2005, there were 75,000 options and warrants to purchase 7,000,000 shares of Class A common stock outstanding. None of these options or warrants was exercised during 2005.

         The following table sets forth information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

       ALL COMPENSATION PLANS PREVIOUSLY APPROVED BY SECURITY HOLDERS; AND ALL COMPENSATION PLANS NOT PREVIOUSLY APPROVED BY SECURITY HOLDERS

                               Number of securities to be   Weighted average exercise
                                 issued upon exercise of       price of outstanding        Number of securities
                                  outstanding options,        options, warrants and       remaining available for
        Plan category              warrants and rights                rights                  future issuance
                                           (a)                         (b)                          (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans                   0                         $0.00                          0
approved by security holders

Equity compensation plans
not approved by security
holders.                            7,075,000 (1,2,3)                 $0.024                   8,059,405(4)

Total                                   7,075,000                     $0.024                     8,059,405

(1) Consists of options to purchase 75,000 Class A common shares of Trey Resources, Inc. issued to unrelated third parties for contractual services and fees related to investor relations transactions of the Company. These options have an exercise price of $0.07 per share. These options will expire on July 31, 2014.

(2) Consists of warrants to purchase 3,000,000 Class A common shares of Trey Resources, Inc. issued to unrelated third parties for professional consulting services to the Company. These warrants have an exercise price of $0.015 per share. These warrants will expire on July 11, 2012.

(3) Consists of warrants to purchase 4,000,000 Class A common shares of Trey Resources, Inc. issued to Cornell Capital Partners as additional consideration for funding the $200,000 Secured Convertible Debenture of this same date. These warrants have an exercise price of $0.03 per share. These warrants will expire on August 31, 2008.

(4) Represents the balance of shares authorized and unissued under the 2004 Stock Incentive Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATED PARTY NOTES AND ACCOUNTS DUE

         In connection with the assumption of assets and liabilities by Trey from iVoice, Trey assumed from iVoice immediately prior to the effectiveness of the registration statement relating to the Spin-Off $250,000 of outstanding indebtedness from iVoice to Jerry Mahoney. The debt is subject to a promissory note having substantially the same terms as the note from iVoice to Mr. Mahoney. Trey, upon the effectiveness of the registration statement relating to the Spin-Off, issued a promissory note in the amount of $250,000 payable to Mr. Mahoney at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due and payable annually. Mr. Mahoney may, at his sole discretion, convert the $250,000 note (including accrued interest) into Class B Common Stock of Trey at the rate of one dollar per share. The Class B Common Stock is convertible at any time into Class A Common Stock at a rate equal to 50% of the lowest price that Trey issues shares of Class A Common Stock subsequent to the date of the note.

         See "Employment Agreements", Item 10. Executive Compensation.

         In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2005, the outstanding balance to Mr. Berman was $17,024.

         In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2005, the outstanding balance to Ms. Berman was $17,024.

ADMINISTRATIVE SERVICE AGREEMENTS

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

         On May 16, 2005, iVoice, Inc terminated its administrative services agreement with the Company and iVoice agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by the Company. The value of the exchanged securities was determined to be $64,891.

ITEM 13. EXHIBITS

(A)      EXHIBITS

No.      Description
---      -----------

3.1 Second Amended Certificate of incorporation of Trey Resources, Inc., filed September 5, 2003 (incorporated herein by reference to Exhibit
         3.1 of the registration statement on Form SB-2, filed with the SEC on November 25, 2003).

3.2 By-laws of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 10-QSB for the period ended March 31, 2003. iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005

10.1 Employment Agreement, dated January 1, 2003, between iVoice Acquisition 1, Inc. and Jerome Mahoney. (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.2 Employment Agreement, dated September 15, 2003, between Trey Resources, Inc. and Mark Meller. (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.3 Equity Line of Credit Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003)

10.4 Registration Rights Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.5 Stock Purchase Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and listed Buyers (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.6 Placement Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners LP. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12,
         2003).

10.7* Termination Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc.

10.8* Escrow Agreement dated December 30, 2005 between David Gonzalez, Esq. And Trey Resources, Inc.

10.9* Securities Purchase Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc.

10.10* Investor Registration Rights Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc.

10.11* Amended and Restated Security Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc.

10.12 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Elma S. Foin (incorporated herein by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

10.13 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Darryl A. Moy (incorporated herein by reference to Exhibit
         4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

10.14 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Henry Tyler (incorporated herein by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

10.15* Trey Resources, Inc. 7.5% Secured Convertible Debenture, for a value of $600,000, due December 30, 2007 to Cornell Capital Partners, LP. Trey Resources, Inc.

10.16* 7.5% Secured Convertible Debenture, for a value of $1,159,047, due December 30, 2007 to Cornell Capital Partners, LP.

10.17 Trey Resources, Inc. 2004 Stock Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Form S-8 filed on September 30, 2004.

10.18 Trey Resources, Inc. 2004 Directors' and Officers' Stock Incentive Plan incorporated herein by reference to Exhibit 10.2 to the Form S-8 filed on September 30, 2004.

14.1 Code of Ethics incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003.

31.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

____________________________________

   * Filed herewith

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

           SERVICES                          2005                 2004
           --------                          ----                 ----
           Audit Fees                      $21,000              $20,750

           Audit - Related Fees               -                    -

           Tax fees                         $4,925               $2,000

           All Other Fees                  $16,188                 -

           Total                           $42,113              $22,750

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


Trey Resources, Inc..

By:      /s/ MARK MELLER                                          March 30, 2006
         ----------------------------
         Mark Meller
         President, Chief Executive Officer,
         Chief Financial Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Mark Meller                                          March 30, 2006
         ----------------------------
         Mark Meller
         President, Chief Executive Officer,
         Chief Financial Officer and Director


By:      /s/ Jerome R. Mahoney                                    March 30, 2006
         ----------------------------
         Jerome R. Mahoney
         Non-executive Chairman of the Board


By:      /s/ John C. Rudy                                         March 30, 2006
         ----------------------------
         John C. Rudy
         Director

                                INDEX OF EXHIBITS



3.1 Second Amended Certificate of incorporation of Trey Resources, Inc., filed September 5, 2003 (incorporated herein by reference to Exhibit
         3.1 of the registration statement on Form SB-2, filed with the SEC on November 25, 2003).

3.2 By-laws of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 10-QSB for the period ended March 31, 2003. iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005

10.1 Employment Agreement, dated January 1, 2003, between iVoice Acquisition 1, Inc. and Jerome Mahoney. (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.2 Employment Agreement, dated September 15, 2003, between Trey Resources, Inc. and Mark Meller. (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.3 Equity Line of Credit Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003)

10.4 Registration Rights Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.5 Stock Purchase Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and listed Buyers (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.6 Placement Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and Cornell Capital Partners LP. (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12,
         2003).

10.7* Termination Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc.

10.8* Escrow Agreement dated December 30, 2005 between David Gonzalez, Esq. And Trey Resources, Inc.

10.9* Securities Purchase Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc.

10.10* Investor Registration Rights Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc.

10.11* Amended and Restated Security Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc.

10.12 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Elma S. Foin (incorporated herein by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

10.13 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Darryl A. Moy (incorporated herein by reference to Exhibit
         4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

10.14 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Henry Tyler (incorporated herein by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

10.15* Trey Resources, Inc. 7.5% Secured Convertible Debenture, for a value of $600,000, due December 30, 2007 to Cornell Capital Partners, LP. Trey Resources, Inc.

10.16* 7.5% Secured Convertible Debenture, for a value of $1,159,047, due December 30, 2007 to Cornell Capital Partners, LP.

10.17 Trey Resources, Inc. 2004 Stock Incentive Plan incorporated herein by reference to Exhibit 10.1 to the Form S-8 filed on September 30, 2004.

10.18 Trey Resources, Inc. 2004 Directors' and Officers' Stock Incentive Plan incorporated herein by reference to Exhibit 10.2 to the Form S-8 filed on September 30, 2004.

14.1 Code of Ethics incorporated by reference to Exhibit 14.1 filed with the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003.

31.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

____________________________________

   *  Filed herewith

                              TREY RESOURCES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

                              TREY RESOURCES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS
                                    --------




                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    2

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets                                                    3-4

         Statements of Operations                                          5

         Statements of Stockholders' Equity (Deficiency)                   6-7

         Statement of Accumulated Other Comprehensive Income (Loss)        8

         Statements of Cash Flows                                          9-12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 13-38

                     BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
                200 HADDONFIELD BERLIN ROAD, GIBBSBORO, NJ 08026
                       TEL: 856.346.2628 FAX: 856.346.2882


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS' OF
TREY RESOURCES, INC.
Livingston, New Jersey

We have audited the accompanying consolidated balance sheet of Trey Resources, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficiency), accumulated other comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trey Resources, Inc. and Subsidiaries as of December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2005 have been prepared assuming the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in
Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                       Bagell, Josephs, Levine & Company, LLC
Gibbsboro, New Jersey
March 27, 2005

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                            December 31,
                                                                                   ------------------------------
                                                                                       2005              2004
                                                                                   ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents                                                        $  1,016,993      $    346,635
  Securities available for sale                                                            --              50,000
  Convertible debentures receivable, net of allowance
    for doubtful accounts of $259,699 and $252,199                                      343,914              --
  Accounts receivable, net of allowance for
   doubtful accounts of $30,300 and $30,300                                             401,027           273,086
  Inventory                                                                              45,617              --
  Prepaid expenses and other current assets                                             138,467            37,751
                                                                                   ------------      ------------

      Total current assets                                                            1,946,018           707,472
                                                                                   ------------      ------------

PROPERTY AND EQUIPMENT, NET                                                             157,016            92,834
                                                                                   ------------      ------------

OTHER ASSETS
  Goodwill, net                                                                         700,940         1,062,040
  Deposits and other assets                                                              36,818            40,474
                                                                                   ------------      ------------

      Total other assets                                                                737,758         1,102,514
                                                                                   ------------      ------------

TOTAL ASSETS                                                                       $  2,840,792      $  1,902,820
                                                                                   ============      ============

         The accompanying notes are an integral part of the consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
                   ------------------------------------------

                                                                                            December 31,
                                                                                   ------------------------------
                                                                                       2005              2004
                                                                                   ------------      ------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                           $  1,043,679      $    632,591
   Due to related parties                                                             1,302,715         1,388,064
   Current portion of obligations under capital leases                                   32,222            17,223
   Convertible debentures payable                                                        15,000            17,469
   Line of Credit                                                                       145,000              --
   Notes payable                                                                           --             703,357
   Notes payable to related parties                                                     284,048           314,417
   Deferred revenue                                                                      23,754            12,099
                                                                                   ------------      ------------

    Total current liabilities                                                         2,846,418         3,085,220

LONG TERM DEBT
   Convertible debentures payable, net of discounts                                      57,017              --
    Derivative liability                                                              1,702,030              --
   Obligations under capital leases, net of current portion                               8,328            19,131
                                                                                   ------------      ------------

    Total liabilities                                                                 4,613,793         3,104,351
                                                                                   ------------      ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY)
   Preferred stock, $1.00 par value; authorized 1,000,000 shares;
       no shares issued and outstanding                                                    --                --
   Common stock, Class A:
       2005 - par value $.00001; Authorized 10,000,000,000,
           114,950,388 shares issued and outstanding
       2004 - par value $.00001; Authorized 10,000,000,000,
           29,645,284 shares issued, 28,719,358 shares outstanding                        1,149               287
       Common stock Class B - par value $.00001; authorized 50,000,000 shares;
       no shares issued and  outstanding                                                   --                --
   Common stock Class C - par value $.00001; authorized 20,000,000 shares;
       no shares issued and  outstanding                                                   --                --
   Additional paid in capital                                                         3,541,929         1,916,320
   Additional paid in capital - warrants                                                165,953             5,250
   Accumulated comprehensive loss                                                          --             (50,000)
   Accumulated deficit                                                               (5,482,032)       (3,073,388)
                                                                                   ------------      ------------

    Total stockholders' (deficiency)                                                 (1,773,001)       (1,201,531)
                                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                            $  2,840,792      $  1,902,820
                                                                                   ============      ============

         The accompanying notes are an integral part of the consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        For the Years Ended
                                                                                            December 31,
                                                                                   ------------------------------
                                                                                       2005              2004
                                                                                   ------------      ------------
SALES, NET                                                                         $  4,180,075      $  1,703,281

COST OF SALES                                                                         2,724,406         1,004,645
                                                                                   ------------      ------------

GROSS PROFIT (LOSS)                                                                   1,455,669           698,636
                                                                                   ------------      ------------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES
    Selling expenses                                                                    736,038           263,735
    General and administrative expenses                                               2,172,942         2,386,539
    Depreciation and amortization                                                        48,777            15,922
    Impairment of goodwill                                                              361,100              --
                                                                                   ------------      ------------

       Total selling, general and administrative expenses                             3,318,857         2,666,196
                                                                                   ------------      ------------

LOSS FROM OPERATIONS                                                                 (1,863,188)       (1,976,560)
                                                                                   ------------      ------------
OTHER INCOME (EXPENSE)
    Sale of assets, net of provision for bad debt                                          --             100,000
    Sale of operating losses                                                            191,497              --
     Other income , net                                                                   3,602              --
    Amortization of discounts on debt conversion                                       (326,093)         (155,245)
    Write off of financing costs                                                       (284,255)         (202,250)
    Interest expense                                                                   (130,207)         (165,650)
                                                                                   ------------      ------------
       Total other expense                                                             (545,456)         (423,145)
                                                                                   ------------      ------------

LOSS BEFORE INCOME TAXES                                                             (2,408,644)       (2,390,705)

PROVISION FOR INCOME TAXES                                                                 --                --
                                                                                   ------------      ------------

NET LOSS                                                                           $ (2,408,644)     $ (2,390,705)
                                                                                   ============      ============

NET LOSS PER COMMON SHARE
       Basic                                                                       $       (.04)     $       (.21)
                                                                                   ============      ============
       Diluted                                                                     $       (.04)     $       (.21)
                                                                                   ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic                                                                         67,696,946        11,320,556
                                                                                   ============      ============
       Diluted                                                                       67,696,946        11,320,556
                                                                                   ============      ============

         The accompanying notes are an integral part of the consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                Additional         Net
                                     Common Stock Class A         Paid in       Investment
                                    Shares          Amount        Capital       IVoice, Inc
                                 ------------    ------------   ------------    ------------
Balance at January 1, 2004                100    $          1   $     35,099    $    135,187

30,000:1 stock split and
  spin off from iVoice, Inc         2,907,248              28            (28)       (135,187)

Issuance of stock on equity
  line conversion                  15,127,179             152        846,182            --

Issuance of stock on accrued
  salary conversion                 2,400,000              24        122,376            --

Issuance of stock on debenture
  conversion                        2,444,177              24        162,649            --

Issuance of stock on debt
  conversion                          212,766               2          9,998            --

Issuance of stock for
  acquisitions                      3,398,149              34        584,966            --

Issuance of stock for
  compensation and services         2,239,815              22        155,078            --

Stock options and warrants
  granted                                --              --             --              --

Cancellation of certificates          (10,076)           --             --              --


Net loss for the year ended
  December 31, 2004                      --              --             --              --
                                 ------------    ------------   ------------    ------------

Balance at December 31, 2004       28,719,358    $        287   $  1,916,320    $       --
                                 ============    ============   ============    ============

                                  Additional                                       Total
                                   Paid in      Accumulated                     Stockholders'
                                   Capital -   Comprehensive    Accumulated        Equity
                                   Warrants         Loss           Deficit      (Deficiency)
                                 ------------   ------------    ------------    ------------

Balance at January 1, 2004       $       --     $       --      $   (500,620)   $   (330,333)

30,000:1 stock split and
  spin off from iVoice, Inc              --             --          (182,063)       (317,250)

Issuance of stock on equity
  line conversion                        --             --              --           846,334

Issuance of stock on accrued
  salary conversion                      --             --              --           122,400

Issuance of stock on debenture
  conversion                             --             --              --           162,673

Issuance of stock on debt
  conversion                             --             --              --            10,000

Issuance of stock for
  acquisitions                           --             --              --           585,000

Issuance of stock for
  compensation and services              --             --              --           155,100

Stock options and warrants
  granted                               5,250           --              --             5,250

Cancellation of certificates             --             --              --              --


Net loss for the year ended
  December 31, 2004                      --          (50,000)     (2,390,705)     (2,440,705)
                                 ------------   ------------    ------------    ------------

Balance at December 31, 2004     $      5,250   $    (50,000)   $ (3,073,388)   $ (1,201,531)
                                 ============   ============    ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                Additional         Net
                                     Common Stock Class A         Paid in       Investment
                                    Shares          Amount        Capital       IVoice, Inc
                                 ------------    ------------   ------------    ------------
Balance at January 1, 2005         28,719,358    $        287   $  1,916,320    $       --

Issuance of warrants for
  services provided                      --              --             --              --

Issuance of stock on equity
  line conversion                  58,115,498             581        943,195            --

Issuance of stock on interest
  conversion                        4,290,113              43         84,696            --

Issuance of stock on accrued
salary conversion                  11,662,792             116        317,786            --

Issuance of stock on debt
  conversion                        2,494,016              25         76,687            --

Issuance of stock for
  compensation and services         9,668,611              97        203,245            --


Net loss for the year ended
  December 31, 2005                      --              --             --              --
                                 ------------    ------------   ------------    ------------

Balance at December 31, 2005      114,950,388    $      1,149   $  3,541,929    $       --
                                 ============    ============   ============    ============

                                  Additional                                       Total
                                   Paid in      Accumulated                     Stockholders'
                                   Capital -   Comprehensive    Accumulated        Equity
                                   Warrants         Loss           Deficit      (Deficiency)
                                 ------------   ------------    ------------    ------------

Balance at January 1, 2005       $      5,250    $    (50,000)    (3,073,388)   $ (1,201,531)

Issuance of warrants for
  services provided                   160,703            --             --           160,703

Issuance of stock on equity
  line conversion                        --              --             --           943,776

Issuance of stock on interest
  conversion                             --              --             --            84,739

Issuance of stock on accrued
salary conversion                        --              --             --           317,902

Issuance of stock on debt
  conversion                             --              --             --            76,712

Issuance of stock for
  compensation and services              --              --             --           203,342


Net loss for the year ended
  December 31, 2005                      --            50,000     (2,408,644)     (2,358,644)
                                 ------------   ------------    ------------    ------------

Balance at December 31, 2005     $    165,953    $       --     $ (5,482,032)   $ (1,773,001)
                                 ============   ============    ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)


                                                                   Comprehensive
                                                                   Income (Loss)
                                                                    ----------
Balance at January 1, 2004                                          $     --

Unrealized loss on securities available for sale                       (50,000)
                                                                    ----------
Balance at December 31, 2004                                           (50,000)

Recapture unrealized loss on securities available for sale              50,000
                                                                    ----------
Balance at December 31, 2005                                        $     --
                                                                    ==========
















         The accompanying notes are an integral part of the consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Years Ended
                                                                                            December 31,
                                                                                   ------------------------------
                                                                                       2005              2004
                                                                                   ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                                        $ (2,408,644)     $ (2,390,705)
   Adjustments to reconcile net loss to net cash (used in) operating activities:
        Net loss on conversion of securities available for sale                          35,109              --
      Depreciation                                                                       42,662            13,820
      Amortization of other intangibles                                                   6,115             2,102
      Amortization of software licenses                                                    --               9,000
      Amortization of debt conversion discounts                                         326,093           155,245
      Impairment of goodwill                                                            361,100              --
      Common stock issued for compensation and services                                 203,342           155,100
      Common stock issued for debt conversion                                            25,636              --
      Common stock issued for interest charges                                           80,614             9,162
      Equity recorded for stock options granted                                         160,703             5,250
      Deferred interest income on convertible debentures                                (15,219)             --
      Accrued interest expense converted to debt                                          9,398              --
      Write off debt issue costs                                                        208,805            55,000
         Net change in other comprehensive loss                                            --             (50,000)
      Net realized gain from sale of automatic reminder software                           --             (50,000)
   Changes in certain assets and liabilities:
      Accounts receivable                                                              (127,941)         (185,488)
      Inventory                                                                         (45,617)             --
      Prepaid and other assets                                                         (103,175)          (44,476)
      Accounts payable and accrued expenses                                             387,603            12,514
      Deferred revenue                                                                   11,655             5,990
      Related party accounts for accrued compensation                                    95,328         1,278,450
                                                                                   ------------      ------------

   Total cash (used in) operating activities                                           (746,433)       (1,019,036)
                                                                                   ------------      ------------

         The accompanying notes are an integral part of the consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                        For the Years Ended
                                                                                            December 31,
                                                                                   ------------------------------
                                                                                       2005              2004
                                                                                   ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                  (106,844)          (25,938)
   Purchase of convertible debentures                                                  (328,695)             --
   Business acquisition, net of cash received                                              --               2,437
                                                                                   ------------      ------------

   Total cash (used in) investing activities                                           (435,539)          (23,501)
                                                                                   ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from related party loans                                                       --              21,017
   Repayments of related party loans                                                     (9,352)           (5,187)
   Proceeds from notes payable                                                        1,886,195         1,513,672
   Repayment of notes payable                                                           (28,709)         (152,410)
   Proceeds from capital leases payable                                                  27,344            14,102
   Repayment of capital leases payable                                                  (23,148)           (6,570)
                                                                                   ------------      ------------

   Total cash provided by financing activities                                        1,852,330         1,384,624
                                                                                   ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               670,358           342,087

CASH AND EQUIVALENTS - Beginning of year                                                346,635             4,548
                                                                                   ------------      ------------

CASH AND EQUIVALENTS - END OF YEAR                                                 $  1,016,993      $    346,635
                                                                                   ============      ============
CASH PAID DURING THE YEAR FOR:
   Interest expense                                                                $     13,427      $      9,413
                                                                                   ============      ============
   Income taxes                                                                    $       --        $       --
                                                                                   ============      ============

         The accompanying notes are an integral part of the consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the Year Ended December 31, 2005
------------------------------------

During the year ended December 31, 2005, the Company:

a) Issued 62,405,611 shares of Class A common stock with a total value of $1,028,515 for repayment of principal and interest on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

b) Issued 11,662,792 shares of Class A common stock with a value of $317,902 for repayment of accrued salaries for two officers of the Company.

c) Issued 9,668,611 shares of Class A common stock with a value of $203,342 for compensation and bonuses to SWK employees and investor relations services.

d) Issued 2,494,016 shares of Class A common stock with a value of $76,712 to a previous officer of iVoice, Inc. per the spin-off agreement and settlement of deferred payment of legal fees.

e) Issued warrants to purchase 7,000,000 shares of Class A common stock with a value of $160,703 as additional consideration for funding on the equity line financing and professional consulting services.

f) On May 16, 2005, the 10 million shares of Laser Energetics Class A Common Stock were assigned to iVoice, Inc. as settlement of all Administrative Fees owed by the Company to iVoice. The value of the exchanged securities was determined to be $64,891.


         The accompanying notes are an integral part of the consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES (CONTINUED)

For the Year Ended December 31, 2004

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

f) Issued 2,239,815 shares of Class A common stock with a value of $155,100 for compensation and bonuses to SWK employees, commitment and structuring fees for the equity line financing and other services.

g) Issued 212,766 shares of Class A common stock with a value of $10,000 to a previous officer of iVoice, Inc. per the spin-off agreement.

h) Granted 75,000 options for shares of Class A common stock for investor relations services.


         The accompanying notes are an integral part of the consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
----------------------------------------------------------

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

         Certain intellectual property, representing the software codes of the Automatic Reminder, was sold in November 2004 to Laser Energetics, Inc.
         (LEI), a New Jersey based technology company. The Company received 10 million shares of Laser Energetics Class A Common Stock and was further issued a convertible debenture by Laser Energetics, Inc. in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. On May 16, 2005, the 10 million shares of Laser Energetics Class A Common Stock were assigned to iVoice, Inc. as settlement of all Administrative Fees owed by the Company to iVoice. As of December 30, 2005, the Company has determined that the value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2004 and 2005, were written down to zero as a provision for doubtful accounts.

         The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "TYRIA".

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)
----------------------------------------------------------------------

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

         On June 2, 2004, the Company completed its acquisition of SWK, Inc through a merger into its wholly owned subsidiary SWK Technologies, Inc. ("SWKT"). As such, the consolidated statement of operations for the years ending December 31, 2005 and 2004, include the operations of SWKT from June 2, 2004 (the date of acquisition).

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

         Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

         Advertising Costs
         -----------------
         Advertising costs are expensed as incurred and are included in selling expenses. For the years ended December 31, 2005 and 2004, advertising expense amounted to $6,833 and $257, respectively.

         Cash and Cash Equivalents
         -------------------------
         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at December 31, 2005 and 2004 of $234,300 and $0, respectively. The cash equivalents represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions.

         The Company maintains cash balances at a financial institution that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has uninsured cash balances at December 31, 2005 and 2004 of $855,474 and $162,990, respectively.

         Marketable Securities
         ---------------------
         The Company has evaluated its investment policies consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"), and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' Equity (Deficiency) under the caption Accumulated Comprehensive Income (Loss).

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

         Concentration of Credit Risk
         ----------------------------
         The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year. The Company has uninsured cash balances at December 31, 2005 and 2004 of $855,474 and $162,990,
         respectively.

         For the year ended December 31, 2005, our top ten customers had approximately $1,000,000 in sales and these represented 25% of our total sales for the period. Generally, we do not rely on any one specific customer for any significant portion of our revenue base.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

         Financing Costs
         ---------------
         Financing costs consist primarily of professional fees and various paid commissions relating to the issuance of the Company's convertible debentures and equity credit lines. These costs are amortized over the life of the loan, or charged to equity, as incurred.

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

         Fair Value of Financial Instruments
         -----------------------------------
         The Company estimates that the fair value of all financial instruments at December 31, 2005 and 2004, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         Long-Lived Assets
         -----------------
         SFAS No. 142, "Goodwill and Other Intangible Assets" requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require. In accordance with the requirements of this pronouncement, the Company has assessed the value of the intangible assets reflected as goodwill on its books and has determined that future benefit for these assets exists. However, the Company has realized a decline in the value of the Goodwill as of December 31, 2005 and has recorded an impairment of $361,100.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

         In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment." FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense related to share-based payment transactions, measured as the fair value at the grant date, to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method, as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company does not expect FAS 123R to have a material impact on its results or financial statements.

         Earnings Per Share
         ------------------
         SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

         The computation of basic EPS is computed by dividing income (loss) available to common stockholders by weighted average number of common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

         The shares used in the computations are as follows:

                                                    As of December 31,
                                                   2005           2004
                                                   ----           ----

             Basic and Diluted EPS Purposes     67,696,946     11,320,556
                                                ==========     ==========

         The company had common stock equivalents of 7,075,000 and 75,000 at December 31, 2005 and 2004, respectively.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

         Comprehensive Income
         --------------------
         SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments indebt and equity securities. As of December 31, 2004, the Company has several items that represented comprehensive income, and thus, have included a statement of comprehensive income. As of December 31, 2005, the Company recaptured its unrealized loss on securities available for sale.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

         In January 2003, FASB Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51," was issued. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. Currently, this standard has no effect on the Company's financial statements.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

         In May 2003, the FASB issued "SFAS 150", "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". "SFAS 150" requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares inexchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

         Property and equipment is summarized as follows:

                                                            December 31,
                                                            ------------
                                                        2005            2004
                                                     ----------      ----------
            Leasehold improvements                   $   22,372      $    3,171
            Equipment, furniture and fixtures           191,126         103,483
                                                     ----------      ----------
                                                        213,498         106,654
            Less:  Accumulated depreciation              56,482          13,820
                                                     ----------      ----------
               Property and equipment, net           $  157,016      $   92,834
                                                     ==========      ==========

         Depreciation expense for the years ended December 31, 2005 and 2004 was $42,662 and $13,820, respectively.

NOTE 4 - SECURITIES AVAILABLE FOR SALE
--------------------------------------

         In November 2004, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. As part of the sale, the Company received 10 million shares of Laser Energetics Class A Common Stock, which was valued at $100,000.

         At December 31, 2004, the Company determined that value of the securities was significantly impaired and a portion of the value was written down as an "Unrealized loss on securities available for sale".

         On May 16, 2005, the Company terminated its administrative services agreement with iVoice, Inc. and iVoice agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by the Company. The value of the

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 4 - SECURITIES AVAILABLE FOR SALE (CONTINUED)
--------------------------------------------------

         exchanged securities was determined to be $64,891. The Company recorded a loss on the exchange of $35,109 and recaptured the "Unrealized loss on securities available for sale".

         As of December 31, 2005 and 2004, the aggregate value of the Securities Available for Sale was $0 and $50,000, respectively.

NOTE 5 - CONVERTIBLE DEBENTURES RECEIVABLE
------------------------------------------

         In November 2004, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. As part of the sale, the Company was issued a convertible debenture in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. At December 31, 2005, the Company determined that value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2004 and 2005, were written down to zero as a provision for doubtful accounts.

         In January 2005, the Company purchased $328,695 of Voyager One, Inc. convertible debentures from Cornell Capital Partners. The debentures, which bear interest at the rate of 5% per annum, have a three year term, and are convertible into shares of Voyager One, Inc. Common Stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The convertible debentures are convertible at the holder's option any time up to the maturity date. At December 31, 2005, the aggregate value of the debentures plus deferred interest income is $343,914.

NOTE 6 - GOODWILL AND INTANGIBLES
---------------------------------

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 6 - GOODWILL AND INTANGIBLES (CONTINUED)
---------------------------------------------

         On November 11, 2004, Trey Resources' wholly-owned subsidiary, BTSG Acquisition Corp. completed the acquisition of certain assets of Business Tech Solutions Group, Inc. Business Tech Solutions Group, Inc. was a value added reseller for Sage Software's Business Works financial accounting software. As a result of the acquisition, Business Tech Solutions Group, Inc.'s shareholder was issued, in exchange for certain assets of Business Tech Solutions Group, Inc., 648,149 restricted shares of Trey Resources' Class A Common Stock. In addition, Business Tech also received $19,000 of cash at the closing. The aggregate amount of this transaction, $54,000, was recorded as Goodwill.

         These acquisitions are being valued by the strength of the client lists and as such have been reviewed for impairment at December 31, 2005. At December 31, 2005, management determined that the goodwill should be impaired by $361,100 based on the reduced repeat sales from the clients acquired at the acquisition. In doing so, management has determined that no further write-down for impairment is required.

         SWK Technologies capitalizes ongoing development costs of their MAPADOC product. At December 31, 2005 and 2004, the intangible assets totaled $32,558 net of accumulated amortization of $6,115 and $0, respectively.


NOTE 7 - INCOME TAXES
---------------------

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                  Federal Income Tax Rate                       (34.0)%
                  Deferred Tax Charge (Credit)                    -
                  Effect on Valuation Allowance                  38.1 %
                  State Income Tax, Net of Federal Benefit       (4.1)%
                                                                -------
                  Effective Income Tax Rate                       0.0 %
                                                                =======

         Prior to February 11, 2004, Trey Resources was a non-reporting entity of iVoice, Inc. and as such had no net operating loss carry forwards. As of December 31, 2005, the Company has net operating loss carry forwards of approximately $4,700,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2025. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 7 - INCOME TAXES (CONTINUED)
---------------------------------

         For state income taxes, the Company's net operating loss carry forwards have been reduced $2,488,591. During the years ended 2005 and 2004, the Company participated in the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority and the State of New Jersey. Under the program, eligible businesses may sell their unused net-operating-loss carry forwards and unused research and development tax-credit carry forwards to any corporate taxpayer in the State of New Jersey for at least 75% of the value of the tax benefits. After expenses related to application submission the Company received cash proceeds of $191,497 for the year ended December 31, 2005.

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:


                                                           December 31
                                                      2005             2004
                                                  ------------     ------------
              Deferred Tax Asset                  $  1,598,000     $    960,000
              Less:  Valuation Allowance            (1,598,000)        (960,000)
                                                  ------------     ------------
              Net Deferred Tax Assets             $        --      $        --
                                                  ============     ============

         Net operating loss carry forwards expire starting in 2024 through 2025.


NOTE 8 - NOTES PAYABLE
----------------------

         In 2004, the Company issued five promissory notes payable to Cornell Capital Partners, LP totaling $1,350,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. As of December 31, 2005, $1,434,638 was repaid for principal and interest through the issuance of 44,973,692 shares of Class A common stock.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 8 - NOTES PAYABLE (CONTINUED)
----------------------------------

         On June 1, 2004, SWK Technologies, Inc. entered into an unsecured promissory note totaling $35,000 with Wass Associates, a New York General partnership. The unsecured note bears interest at 6% per annum and is due in full together with unpaid interest on December 31, 2004. As of December 31, 2005, the outstanding balance payable to Wass Associates was paid in full.

         In January 2005, the Company issued the sixth promissory note payable to Cornell Capital Partners, LP for $1,150,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. As of December 31, 2005, $325,000 was repaid for principal through the issuance of 32,559,098 shares of Class A common stock. On December 30, 2005, the balance of the principal ($825,000) and accrued interest ($126,091) was transferred to a Secured Convertible Debenture as discussed below.

         In August 2005, the Company issued the seventh promissory note payable to Cornell Capital Partners, LP for $200,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. On December 30, 2005, the balance of the principal ($200,000) and accrued interest ($7,956) was transferred to a Secured Convertible Debenture as discussed below.

         During the year ended December 31, 2005, SWK Technologies, Inc. drew down $145,000 from its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of December 31, 2005, the outstanding balance payable to Fleet totaled $145,000. Interest payments during this period were $7,284.

         On December 30, 2005, the various promissory notes payable to Cornell Capital Partners, LP were terminated and replaced with a Secured Convertible Debenture for the principal amount of $1,159,047, as discussed in Note 10.

         On December 30, 2005, the Company issued a Secured Convertible Debenture for the principal amount of $600,000 to Cornell Capital Partners, LP. as discussed in Note 10.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 9 - DUE TO RELATED PARTIES
-------------------------------

         Pursuant to the spin-off, the Company entered into an Administrative Services Agreement whereby iVoice will provide the Company with services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and reporting, and other areas where the Company may need transitional assistance and support following the spin-off distribution. The term of the agreement commences upon the effective date of the spin-off and continues for two years, but may be terminated earlier under certain circumstances, including a default, and may be renewed for additional one-year terms. In exchange for services under the administrative services agreement, Trey Resources has agreed to pay iVoice an annual fee of $95,000. On May 16, 2005, iVoice, Inc terminated its administrative services agreement with the Company and iVoice agreed to accept the assignment of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by the Company. The value of the exchanged securities was determined to be $64,891.

         Pursuant to the spin-off transaction from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The note bears interest at the rate of 9.5% per annum on the unpaid balance until paid or until default. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one Class B common stock share of Trey Resources, Inc., par value $0.00001, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by
         (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At December 31, 2005, the principal on this note was $250,000 and accrued interest was $44,767.

         Pursuant to the employment contract dated January 1, 2003 between the Company and Jerome Mahoney, the Non-Executive Chairman of the Board, Mr. Mahoney is to receive a salary of $180,000 per year subject to 10% increases every year thereafter as well as a monthly expense allowance of $725 an auto allowance of $800 and a health insurance allowance of $1,400 per month. Also, pursuant to the employment contract with Mr. Mahoney, following the completion of the spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Mahoney is entitled to receive a one-time payment of $350,000.

         Total amounts owed to Mr. Mahoney at December 31, 2005, representing unpaid salary, unpaid expense, auto and health insurance allowances, the one-time payment in connection with the spin-off, liabilities assumed in the spin-off transaction and interest on the liabilities assumed in the spin-off totaled $952,988.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 9 - DUE TO RELATED PARTIES (CONTINUED)
-------------------------------------------

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

         Total amounts owed to Mr. Meller at December 31, 2005, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the spin-off, totaled $644,493.

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

         In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2005, the outstanding balance to Mr. Berman was $17,024.

         In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2005, the outstanding balance to Ms. Berman was $17,024.

         In connection with the acquisition of Business Tech Solutions Group, Inc, the Company agreed to collect the outstanding receivables of Business Tech and to remit the collected funds to the owner of Business Tech within 30 days of receipts. At December 31, 2005, the Company owed the Business Tech owner $378.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 10 - CONVERTIBLE DEBENTURES
--------------------------------

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

         During 2005, no additional payments have been made. Total outstanding principal balance of the convertible debentures at December 31, 2005 was $15,000, plus accrued interest of $3,173.

         On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to such purchase agreement, Cornell shall purchase up to $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. The remaining $600,000 shall be funded 2 business days prior to the date the registration statement is filed with the United States Securities and Exchange Commission. Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 7.5%. Payment of principal and accrued interest shall be paid on or before December 30, 2007. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert in whole or in part at any time and from time to time, any amount of principal and accrued at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP ("Conversion Price"). In the event of a default, the full principal amount of this Debenture, together with interest and other amounts

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 10 - CONVERTIBLE DEBENTURES (CONTINUED)
--------------------------------------------

         owing, shall be due and payable in cash, provided however, the Holder may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect. A Holder may not convert this Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the Holder beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture. Providing that the Holder meets all restrictions and that the Company does not enter into default, then the Company would expect to issue approximately 300,000,000 shares of Common Stock in settlement of the three secured convertible debentures, over the life of these debentures at the current Conversion Price of $.009.

         On December 30, 2005, the Company entered an Investor Registration Rights Agreement with Cornell Capital Partners, LP. Pursuant to the terms of the agreement, the Company was to file a registration statement with the SEC within 60 calendar days and to use its best efforts to have the Initial Registration Statement declared effective by the SEC no later than 120 calendar days after the date of the agreement. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company's Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. As of the date of this filing, the Company has incurred approximately $35,000 in Liquidated Damages and there is no maximum stipulated in the agreement.

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

         We do not own any real property for use in our operations or otherwise. On June 10, 2005, we consolidated our two New Jersey offices and moved into 6,986 square feet of space at 5 Regent Street, Livingston, NJ 07039 at a monthly rent of $7,423. In addition, we lease 1,090 square feet of space in Clifton, NJ at a monthly rent of $1,998. Effective March 15, 2005, we entered into a lease for 621 square feet of space at 900 Walt Whitman Road, Melville, NY 11747, at a monthly rent of $932. On October 30, 2005, we entered into a one-year lease for office space at 1902 Wright Place, Carlsbad, CA 92008, at a monthly rent of $567. We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose. We also believe that our insurance coverage adequately covers our interest in our leased space. We have a good relationship with our landlords. We believe that these facilities will be adequate for the foreseeable future. Combined rent expense under the operating leases for the year ended December 31, 2005 and 2004 was $134,512 and $63,062, respectively.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------------------

         See Note 9 to these Financial Statements for information related to the employment agreements between Jerome Mahoney and Mark Meller.

         The Company has entered into a subscription agreement with certain purchasers for the sale of $140,000 in convertible debentures. The notes are convertible into Class A common stock at the discretion of the holders.

         See Note 10 to these Financial Statement for information related to the Securities Purchase Agreement, Investors Registration Rights Agreement and Secured Convertible Debentures entered into between the Company and Cornell Capital Partners, LP. Pursuant to terms of these agreements, Cornell shall purchase up to $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. The agreements also require the Company to file a registration statement with the SEC and assess liquidated damages for various defaults.

         The Company had assumed a total of $324,000 in accrued liabilities and related party debt presently outstanding and incurred by iVoice. The terms and conditions of the liabilities and debt being assumed are as follows:

         o Kevin Whalen, a former officer of iVoice, was owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of December 31, 2005, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

         o The Company had also assumed an outstanding promissory note in the amount of $250,000 payable to Mr. Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The terms of this obligation are further discussed in Note 8.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - COMMON STOCK
----------------------

         In accordance with its Certificate of Incorporation as amended on April 24, 2003, the Company is authorized to issue up to: 10,000,000,000 shares of Class A common stock at $.00001 par value; 50,000,000 shares of Class B Common Stock, par value $.00001; and 20,000,000 shares of Class C Common Stock, par value $.00001. Additionally, the board of directors has the rights to prescribe and authorize the issuance of 1,000,000 preferred shares, $1.00 par value.

         PREFERRED STOCK

         Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. For the year ending December 31, 2005, the company had no transactions in its Preferred Stock.

         CLASS A COMMON STOCK

         Class A Common Stock consists of the following as of December 31, 2005:
         10,000,000,000 shares of authorized common stock with a par value of $.00001, 114,950,388 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - COMMON STOCK (CONTINUED)
----------------------------------

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

         For the year ending December 31, 2005, the company had the following transactions in its Class A Common Stock:

          >> The Company issued 62,405,611 shares of Class A Common Stock with a total value of $1,028,515. Of this amount, $875,000 was for repayment of principal and $80,615 in interest on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP. The balance of $72,900 represents discount on conversions of the principal and interest on the advances on the equity line to common stock.

          >> The Company issued 11,662,792 shares of its Class A Common Stock with a total value of $317,902 to officers of the Company as repayment of accrued salaries. Of this amount, $115,786 was for repayment of principal and $202,116 represents discount on conversions.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 12 - COMMON STOCK (CONTINUED)
----------------------------------

          >> The Company issued 9,668,611 shares of Class A Common Stock for compensation and bonuses to employees of SWK Technologies, Inc. valued at $189,692 and as compensation for investor relations services valued at $13,650.

          >> The Company issued 2,494,016 shares of Class A Common Stock with a total value of $76,712 for a partial repayment of an obligation to a previous officer of iVoice, Inc. valued at $10,000 and settlement of deferred payments for legal services valued at $15,636. The balance of $51,076 represents discount on conversions.

         CLASS B COMMON STOCK

         Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 1 with respect to Class A Common Stock. As of December 31, 2004, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions. For the year ending December 31, 2005, the company had no transactions in its Class B Common Stock.


         CLASS C COMMON STOCK

         Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1 vote for every 1,000 shares. For the year ending December 31, 2005, the company had no transactions in its Class C Common Stock.


NOTE 13 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS
----------------------------------------------------

         2004 Stock Incentive Plan
         -------------------------
         During the year ended December 31, 2004, and as amended in 2004 and 2005, the Company adopted the 2004 Stock Incentive Plan (the "2004 Plan") in order to attract and retain qualified employees, directors, independent contractors or agents of Trey Resources, Inc. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to employees, directors, independent contractors or agents to purchase the Company's common stock at no less than 50% of the fair market price on the date the option is granted. Options generally vest over four years and have a maximum term of ten years.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 13 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS (CONTINUED)
----------------------------------------------------------------


         During 2004 and 2005, the following securities were issued pursuant to the 2004 Plan:

          >> On March 11, 2004, the Company issued 65,000 shares a Class A Common Stock to Cornell Capital and TN Equities as placement agent fees and other services.

          >> On May 20, 2004, the Company issued 110,000 shares a Class A Common Stock to employees of iVoice, Inc. for services provided during the spin-off process from iVoice, Inc.

          >> On May 27, 2004, the Company issued 2,750,000 shares of Class A Common Stock for the acquisition of SWK, Inc.

          >> On August 1, 2004, the Company issued to Hawk Associates, Inc, options to purchase 75,000 Class A common stock at a price of $.07 per share. The options vest in 60 days from issuance and expire ten years from the date of issue.

          >> On November 10, 2004, the Company issued 648,149 shares of Class A common stock for the acquisition of the client list of Business Tech Solutions, Inc.

          >> On November 10, 2004, the Company issued 2,064,815 shares of Class A common stock for compensation and bonuses to SWK employees.

          >> On February 25, 2005, the Company issued 350,000 shares of Class A common stock for investor relations to Evergreen Marketing, Inc.

          >> On March 2, 2005 and December 16, 2005, the Company issued the aggregate of 9,318,611 shares of Class A common stock for compensation and bonuses to SWK employees.

          >> On July 12, 2005, the Company issued to Thornhill Capital warrants to purchase 3,000,000 shares of Class A common stock at a price of $.015 per share for professional consulting services.

          >> On July 15, 2005, the Company issued 2,223,746 shares of Class A common stock to a Meritz & Muenz LLP for legal services provided in the prior year.

          >> On August 31, 2005, the Company issued to Cornell Capital Partners warrants to purchase 4,000,000 shares of Class A common stock at a price of $.03 per share as additional consideration for funding on the equity line financing.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 13 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS (CONTINUED)
----------------------------------------------------------------

         2004 Directors' and Officers' Stock Incentive Plan
         During the year ended December 31, 2004, and as amended in 2004 and 2005, the Company adopted the 2004 Directors' and Officers' Stock Incentive Plan (the "2004 D&O Plan") in order to provide long-term incentive and rewards to officers and directors of Trey Resources and subsidiaries and to attract and retain qualified employees, directors, independent contractors or agents of Trey Resources, Inc. Under the Plan, the Board, in its discretion may grant stock options (either incentive or non-qualified stock options) to employees, directors, independent contractors or agents to purchase the Company's common stock at no less than 50% of the market price on the date the option is granted. Options generally vest over four years and have a maximum term of ten years.

         During 2004 and 2005, the following securities were issued pursuant to the 2004 D&O Plan:

          >> On October 18, 2004, the Company issued 212,766 shares of Class A common stock to a previous officer of iVoice, Inc. per the spin-off agreement.

          >> On November 9, 2004, the Company issued 2,400,000 shares of Class A common stock for repayment of accrued salaries for two officers of the Company.

          >> On February 16, 2005, the Company issued 270,270 shares of Class A common stock to a previous officer of iVoice, Inc. per the spin-off agreement.

          >> At various times during the year ended December 31, 2005, the Company issued 11,662,792 shares of Class A common stock for repayment of accrued salaries for two officers of the Company.

         Options/Warrants Outstanding
         ----------------------------
         During the years ending December 31, 2004 and 2005, the following options and warrants were issued pursuant to their respective agreements. Unexpired options and warrants outstanding are as follows as of December 31, 2005:

              Expiration Date            Exercise Price         Shares
              ---------------            --------------         ------
              August 31, 2008                 .030             4,000,000
              July 11, 2012                   .015             3,000,000
              July 31, 2014                   .070                75,000
                                                               ---------
                                                               7,075,000
                                                               =========

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 13 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS (CONTINUED)
----------------------------------------------------------------

         The following table summarizes the stock option and warrant transactions:

                                                        Stock          Weighted
                                                       Option &        Average
                                                       Warrants        Exercise
                                                      Outstanding       Price
                                                      -----------      -------
                  Balance, January 1, 2004                     -       $  .000
                  Granted                                 75,000       $  .070
                  Exercised                                    -       $  .000
                  Canceled                                     -       $  .000
                                                       ---------       -------
                  Balance, December 31, 2004              75,000       $  .070
                                                       =========       =======
                  Granted                              7,000,000       $  .024
                  Exercised                                    -       $  .000
                  Canceled                                     -       $  .000
                                                       ---------       -------
                  Balance, December 31, 2005           7,075,000       $  .024
                                                       =========       =======
                  Outstanding and Exercisable,
                  December 31, 2004                       75,000       $  .070
                                                       =========       =======
                  Outstanding and Exercisable,
                  December 31, 2005                    7,075,000       $  .024
                                                       =========       =======


NOTE 14 - GOING CONCERN
-----------------------

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

         The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceeded current assets by approximately $2.7 million, as of December 31, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 14 - GOING CONCERN (CONTINUED)
-----------------------------------

         In addition to developing new products, obtaining new customers and increasing sales to existing customers, management plans to achieve profitability through acquisitions of companies in the business software and information technology consulting market with solid revenue streams, established customer bases, and generate positive cash flow.

         In January 2003, as subsequently amended retroactively to January 27, 2003, the Company entered into an Equity Line of Credit with Cornell Capital Partners, LP. Pursuant to the Equity Line of Credit, the Company, at their discretion, may periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $10.0 million to raise funds for its working capital needs. Between March 15, 2004 and August 31, 2005, the Company had drawn down $2.7 million from the Equity Line of Credit. On December 30, 2005, the Equity Line of Credit was terminated and replace with two Secured Convertible Debentures for an aggregate value of $1.8 million. Pursuant to the terms of the Securities Purchase Agreement executed on the same date, the Company will also receive $600,000 2 business days prior to the filing of the registration statement with the SEC. The Secured Convertible Debentures accrue at the annual rate of 7.5%. Payment of principal and accrued interest shall be paid on or before December 30, 2007. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert in whole or in part at any time and from time to time, any amount of principal and accrued at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP ("Conversion Price").

         These financing transactions require the Company to register its common stock under Section 12(g) of the U.S. Securities Exchange Act of 1934 and to register for resale a number of shares to facilitate these financing transactions.

         These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE 15 - SUBSEQUENT EVENTS
---------------------------

          >> On December 30, 2005, the Company entered an Investor Registration Rights Agreement with Cornell Capital Partners, LP. Pursuant to the terms of the agreement, the Company was to file a registration statement with the SEC within 60 calendar days and to use its best efforts to have the Initial Registration Statement declared effective by the SEC no later than 120 calendar days after the date of the agreement. Pursuant to the terms of this agreement, the Company is in the event of default of not filing the Initial Registration Statement and has incurred approximately $35,000 in Liquidated Damages. The Company is using its best

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)
---------------------------------------

               efforts to get a waiver of the event of default from Cornell Capital and to amend the Investor Registration Rights Agreement to extend the filing deadlines.

          >> On January 4, 2006, the Company issued 5,937,208 shares of its Class A common stock to officers of the Company as repayment of accrued salaries.

          >> On February 27, 2006, the Company issued 3,703,704 shares of its Class A common stock to Cornell Capital Partners pursuant to the Security Purchase Agreement of December 30, 2005. These securities have been issued with a restrictive legend pending registration of the shares with the SEC.

          >> On February 27, 2006, SWK Technologies, the Company's wholly owned subsidiary, entered into an Asset Purchase Agreement and an Employment Agreement with Jodi Katz to consummate the acquisition of Wolen Katz Associates. Wolen Katz is a value-added reseller of Sage Software's ABRA Human Resources Management Solution.