Form 10QSB
period 2006-03-31
TREY RESOURCES INC
filed 2006-05-15
CIK 1236275

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________


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


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    YES [_]   NO [X]


Number of shares of Class A, common stock, par value $.00001, outstanding as of
May 11, 2006:   139,514,126
================================================================================

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006



                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------


PART I.  FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Balance Sheet - March 31, 2006 ................................  2 - 3

         Statements of Operations - For the three months ended
         March 31, 2006 and 2005 .......................................  4

         Statements of Cash Flows - For the three months ended
         March 31, 2006 and 2005 .......................................  5 - 6

         Notes to Condensed Consolidated Financial Statements ..........  7 - 20



Item 2.  Management's Discussion and Analysis or Plan of Operation ..... 21 - 26



Item 3.  Controls and Procedures ....................................... 27






PART II. OTHER INFORMATION


Item 6.  Exhibits ...................................................... 28

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2006


                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                                                       $    341,938
Securities available for sale                                                         17,568
Convertible debentures, net of allowance for doubtful accounts of $260,274           342,428
Accounts receivable, net of allowance for doubtful accounts of $30,300               502,647
Inventory                                                                             39,031
Prepaid expenses and other current assets                                            150,068
                                                                                ------------
       Total current assets                                                        1,393,680
                                                                                ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $69,817                   173,153

OTHER ASSETS
Goodwill                                                                             740,940
Deposits and other assets                                                             35,373
                                                                                ------------
       Total other assets                                                            776,313
                                                                                ------------
TOTAL ASSETS                                                                    $  2,343,146
                                                                                ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                           $    970,564
Deferred revenue                                                                      41,804
Obligations under capital leases - current                                            25,648
Convertible debentures payable                                                        15,000
Line of credit                                                                       185,000
Notes payable to related parties                                                      85,275
Due to related parties                                                             1,248,797
                                                                                ------------
       Total current liabilities                                                   2,572,088
                                                                                ------------
LONG TERM DEBT
Convertible debentures payable, net of discounts of $1,489,276                       244,771
Derivative liability                                                               1,429,088
Obligations under capital leases - non-current                                        27,575
                                                                                ------------
       Total long term liabilities                                                 1,701,434
                                                                                ------------
TOTAL LIABILITIES                                                               $  4,273,522
                                                                                ------------
COMMITMENTS AND CONTINGENCIES                                                             --


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
                                 MARCH 31, 2006





STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                           $         --
Common stock:
  Class A - par value $.00001; authorized 10,000,000,000 shares;
     128,939,126 shares issued and outstanding                                         1,289
  Class B - par value $.00001; authorized 50,000,000 shares;
     no shares issued and outstanding                                                     --
  Class C - par value $.00001; authorized 20,000,000 shares;
     no shares issued and outstanding                                                     --
Additional paid in capital                                                         3,675,964
Additional paid in capital - warrants                                                165,953
Accumulated deficit                                                               (5,773,582)
                                                                                ------------
       Total stockholders' deficit                                                (1,930,376)
                                                                                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $  2,343,146
                                                                                ============












          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                For the Three Months
                                                                    Ended March 31,
                                                           ---------------------------------
                                                               2006                 2005
                                                           ------------         ------------
SALES, net                                                 $  1,338,934         $  1,009,414

COST OF SALES                                                   822,543              613,878
                                                           ------------         ------------
GROSS PROFIT                                                    516,391              395,536
                                                           ------------         ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Selling expenses                                            301,917              127,266
    General and administrative expenses                         452,157              458,372
    Depreciation and amortization                                14,864               10,529
                                                           ------------         ------------
Total selling, general and administrative expenses              768,938              596,167
                                                           ------------         ------------

LOSS FROM OPERATIONS                                           (252,547)            (200,631)
                                                           ------------         ------------
OTHER INCOME (EXPENSE)
    Gain on revaluation of derivatives                          272,942                   --
    Amortization of discount on debt conversion                (254,618)            (129,023)
    Gain on sales of securities available for sale               12,067                   --
    Write-off of financing costs                                     --             (113,805)
    Other income (expense)                                      (28,676)               5,221
    Interest expense                                            (40,718)             (80,050)
                                                           ------------         ------------
Total other income (expense)                                    (39,003)            (317,657)
                                                           ------------         ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                       (291,550)            (518,288)

PROVISION FOR INCOME TAXES                                           --                   --
                                                           ------------         ------------

NET LOSS APPLICABLE TO COMMON SHARES                       $   (291,550)        $   (518,288)
                                                           ============         ============
NET LOSS PER COMMON SHARE
    Basic                                                  $      (0.00)        $      (0.01)
                                                           ============         ============
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                   119,358,391           43,144,614
                                                           ============         ============



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                  For the Three months
                                                                     Ended March 31
                                                           ---------------------------------
                                                               2006                 2005
                                                           ------------         ------------
CASH FLOW (USED IN) OPERATING ACTIVITIES
   Net loss                                                $   (291,550)        $   (518,288)
   Adjustments to reconcile net loss to net cash (used in)
     operating activities, net of effects of acquisition
   Net gain on sale of securities available for sale            (12,067)                  --
   Gain on revaluation of derivatives                          (272,942)                  --
   Depreciation                                                  13,335                9,000
   Amortization of other intangibles                              1,529                1,259
   Amortization of debt discounts                               212,754                   --
   Common stock issued for services                                  --               68,342
   Common stock issued for debt conversion discount              41,864              129,023
   Deferred interest income on convertible debentures            (4,015)              (2,837)
   Accrued interest expense on notes payable                         --               70,472
   Accrued interest on related party loans                           --                5,856
   Accrued interest expense on debentures payable                    --                  185
   Write off of debt issue costs                                     --              113,805
   Changes in certain assets and liabilities:
      Accounts receivable                                      (101,620)             (83,329)
      Inventory                                                   6,586                   --
      Prepaid expenses and other assets                         (11,685)             (81,876)
      Accounts payable and accrued liabilities                  (73,115)             (76,689)
      Deferred revenue                                           18,050               11,045
      Related party accounts                                    (98,155)              33,145
                                                           ------------         ------------
Total cash (used in) operating activities                      (571,031)            (320,887)
                                                           ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                           (29,472)             (36,210)
   Purchase of convertible debentures                                --             (328,695)
                                                           ------------         ------------
Total cash (used in) financing activities                       (29,472)            (364,905)
                                                           ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of related party loans                            (127,225)              (2,118)
   Proceeds from notes payable & convertible debentures          40,000            1,056,195
   Repayment of notes payable & convertible debentures               --              (19,202)
   Proceeds of capital leases                                    19,261               27,344
   Repayment of capital leases                                   (6,588)              (5,242)
                                                           ------------         ------------
Total cash provided by (used in) financing activities           (74,552)           1,056,977
                                                           ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (675,055)             371,185
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               1,016,993              346,635
                                                           ------------         ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                  $    341,938         $    717,820
                                                           ============         ============
CASH PAID DURING THE PERIOD FOR:
   Interest expense                                        $      6,390         $      2,317
                                                           ============         ============
   Income taxes                                            $    250,712         $         --
                                                           ============         ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES


For the three months ended March 31, 2006:
------------------------------------------

a) Issued 3,703,704 shares of Class A Common Stock with a total value of $40,741 for conversion of $25,000 of principal on outstanding debentures with Cornell Capital Partners, LP.

b) Issued 4,347,826 shares of Class A common stock valued at $40,000 pursuant to the asset purchase agreement with Jodi Katz.

c) Issued 5,937,208 shares of Class A common stock with a value of $53,435 for repayment of accrued salaries for two officers of the Company.

For the three months ended March 31, 2005:
------------------------------------------

a) Issued 14,952,387 shares of Class A Common Stock with a total value of $394,342 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

c) Issued 2,010,724 shares of Class A common stock valued at $75,000 pursuant to the employment agreement with A. Rudin.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of  business
------------------------
Trey Resources, Inc. (the "Company"), was incorporated in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice Inc. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company.

The Spin-off was accomplished by the distribution of certain intellectual property, representing the software codes of the Automatic Reminder, and certain accrued liabilities and related party debt into a wholly-owned subsidiary of iVoice., Trey Resources, Inc. ("Trey", formerly known as iVoice Acquisition 1, Inc. and Trey Industries, Inc.) and subsequently distributed on a pro-rata basis to iVoice shareholders in the form of a taxable dividend (the "Spin-off").

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

Certain intellectual property, representing the software codes of the Automatic Reminder, was sold in November 2004 to Laser Energetics, Inc. (LEI), a New Jersey based technology company. The Company received 10 million shares of Laser Energetics Class A Common Stock and was further issued a convertible debenture by Laser Energetics, Inc. in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. On May 16, 2005, the 10 million shares of Laser Energetics Class A Common Stock were assigned to iVoice, Inc. as settlement of all Administrative Fees owed by the Company to iVoice. As of March 31, 2006, the Company has determined that the value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2005 and 2006, were written down to zero as a provision for doubtful accounts.

The Company is publicly traded and is currently traded on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "TYRIA".

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


Basis of presentation
---------------------
The accompanying consolidated financial statements include the accounts of Trey Resources, Inc. (the "Company" or "Trey") and its wholly owned subsidiaries, SWK Technologies, Inc. and BTSG Acquisition Corp. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-KSB.

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

On February 7, 2006, Trey Resources' wholly-owned subsidiary, SWK Technologies, Inc., executed an asset purchase agreement and employment agreement with Ms. Jodie Katz of Wolen Katz Associates ("Wolen Katz"), whereby Ms. Katz was paid compensation in cash and stock of Trey Resources for successfully arranging for the clients of Wolen Katz to transfer over to SWKT. The cash portion of the compensation is payable in twelve (12) equal monthly installments commencing on the 90th day following the Closing Date. Following the successful transfer of Wolen Katz clients to SWKT, SWKT assumed responsibility for maintenance and support of the BCS clients.

The result of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2005. References to the "Company," "we," "us" and "our" refer to Trey Resources Inc. and its subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


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

Marketable Securities
---------------------
The Company has evaluated its investment policies consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"), and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in the Statement of Accumulated Other Comprehensive Income (Loss).

Property and Equipment
----------------------
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


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

The computation of basic EPS is computed by dividing income (loss) available to common stockholders by weighted average number of common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position. The Company had common stock equivalents of 7,075,000 and 75,000 at March 31, 2006 and 2005, respectively.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


The shares used in the computations are as follows:

                                                       For the three
                                                   Months ending March 31,
                                                -----------------------------
                                                    2006             2005
                                                ------------     ------------
Basic and Diluted EPS Purposes                   119,358,391       44,144,614


Comprehensive Income
--------------------
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments indebt and equity securities. As of March 31, 2005, the Company has several items that represented comprehensive income, and thus, have included a statement of comprehensive income. As of December 31, 2005, the Company recaptured its unrealized loss on securities available for sale.


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

On February 27, 2006, Trey Resources' wholly-owned subsidiary, SWK Technologies, Inc. completed the acquisition of certain assets of Wolen Katz. Wolen Katz was an authorized reseller for Sage Software's ABRA HRMS software solution and an authorized reseller of Employee Based Systems' E-Z Product line. As a result of the acquisition, Ms. Jodie Katz, the sole proprietor of Wolen Katz Associates, was issued, in exchange for certain assets of Wolen Katz, 4,347,825 unregistered shares of Trey Resources' Class A Common Stock, valued at $40,000. In addition, Ms. Katz will also receive $12,000 in cash payable in twelve (12) equal monthly installments commencing on the 90th day following the Closing Date.

These acquisitions are being valued by the strength of the client lists and as such have been reviewed for impairment at December 31, 2005. At December 31, 2005, management determined that the goodwill should be impaired by $361,100 based on the reduced repeat sales from the

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


clients acquired at the acquisition. At March 31, 2006, management has determined that no further write-down for impairment is required.

SWK Technologies capitalizes ongoing development costs of their MAPADOC product. At March 31, 2006, the intangible assets totaled $35,373 net of accumulated amortization of $7,374.


NOTE 4 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceed current assets by approximately $1.2 million as of March 31, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

These financing transactions required the Company to register its common stock under Section 12(g) of the U.S. Securities Exchange Act of 1934 and subsequently register for resale a number of shares to facilitate these financing transactions.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


NOTE 5 - CONVERTIBLE DEBENTURES RECEIVABLE

In November 2004, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. As part of the sale, the Company was issued a convertible debenture in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. As of March 31, 2006, the Company has determined that value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2005 and 2006, were written down to zero as a provision for doubtful accounts.

In January 2005, the Company purchased $328,695 of Voyager One, Inc. convertible debentures from Cornell Capital Partners. The debentures, which bear interest at the rate of 5% per annum, have a three year term, and are convertible into shares of Voyager One, Inc. Common Stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The convertible debentures are convertible at the holder's option any time up to the maturity date. During the three months ending March 31, 2006, the company converted $5,500 of principal into 440,000 share of Class A Common Stock of Voyager One. Of this amount, 300,000 shares were sold in the open market for a gain of $12,067. At March 31, 2006, the aggregate value of the debentures plus deferred interest income is $342,428.


NOTE 6 - NOTES PAYABLE

In 2004, the Company issued five promissory notes payable to Cornell Capital Partners, LP totaling $1,350,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 24% per annum on any balance left unpaid after the maturity date. As of December 31, 2005, $1,434,638 was repaid through the issuance of 44,973,692 shares of Class A common stock as settlement of these notes.

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

In August 2005, the Company issued the seventh promissory note payable to Cornell Capital

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


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

During the year ended December 31, 2005 and three months ended March 31, 2006, SWK Technologies, Inc. drew down $185,000 from its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of March 31, 2006, the outstanding balance payable to Fleet totaled $185,000. Interest payments during the three months ending March 31, 2006 was $3,436.

On December 30, 2005, the various promissory notes payable to Cornell Capital Partners, LP were terminated and replaced with a Secured Convertible Debenture for the principal amount of $1,159,047, as discussed in Note 7.

On December 30, 2005, the Company issued a Secured Convertible Debenture for the principal amount of $600,000 to Cornell Capital Partners, LP. as discussed in
Note 7.


NOTE 7 - CONVERTIBLE DEBENTURES PAYABLE

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

During 2005, no additional payments have been made. Total outstanding principal balance of the convertible debentures at March 31, 2006 was $15,000, plus accrued interest of $2,984.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to such purchase agreement, Cornell shall purchase up to $2,359,047 of secured convertible debentures which shall be convertible into shares of the

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. The remaining $600,000 shall be funded 2 business days prior to the date the registration statement is filed with the United States Securities and Exchange Commission. Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 7.5%. Payment of principal and accrued interest shall be paid on or before December 30, 2007. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert in whole or in part at any time and from time to time, any amount of principal and accrued at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP ("Conversion Price"). In the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the Holder may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect. A Holder may not convert this Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the Holder beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture. Providing that the Holder meets all restrictions and that the Company does not enter into default, then the Company would expect to issue approximately 300,000,000 shares of Common Stock in settlement of the three secured convertible debentures, over the life of these debentures at the current Conversion Price of $.009.

On December 30, 2005, the Company entered an Investor Registration Rights Agreement with Cornell Capital Partners, LP. Pursuant to the terms of the agreement, the Company was to file a registration statement with the SEC within 60 calendar days and to use its best efforts to have the Initial Registration Statement declared effective by the SEC no later than 120 calendar days after the date of the agreement. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company's Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. As of March 31, 2006, the Company has incurred $35,181 in Liquidated Damages and there is no maximum stipulated in the agreement.


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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


of 10 million shares of Laser Energetics Class A Common Stock as settlement of all Administrative Fees owed by the Company. The value of the exchanged securities was determined to be $64,891.

Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The note bears interest at the rate of 9.5% per annum on the unpaid balance until paid or until default. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one Class B common stock share of Trey Resources, Inc., par value $0.00001, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing
(x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. During the three months ending March 31, 2006, Mr. Mahoney received $125,000 cash payment that was applied to the principal of the loan. At March 31, 2006 the principal on this note was $53,451 and accrued interest was $46,110.

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

Total amounts owed to Mr. Mahoney at March 31, 2006, representing unpaid salary, unpaid expense and auto allowances, the one-time payment in connection with the Spin-off, liabilities assumed in the Spin-off and interest on the liabilities assumed in the Spin-off totaled $732,259.

Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $600 and an auto allowance of $800. Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000. In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004. During the three months ending March 31, 2006, Mr. Meller received $125,000 cash payments as approved by the Board of Directors.

Total amounts owed to Mr. Meller at March 31, 2006, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $516,911.

Mr. Mahoney and Mr. Meller have agreed to defer payment of any monies due and owing them

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


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

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At March 31, 2006, the outstanding balance to Mr. Berman was $15,912.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At March 31, 2006, the outstanding balance to Ms. Berman was $15,912.

In connection with the acquisition of Business Tech Solutions Group, Inc, the Company agreed to collect the outstanding receivables of Business Tech and to remit the collected funds to the owner of Business Tech within 30 days of receipts. At March 31, 2006, the Company owed the Business Tech owner $378.


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

o See Note 8 to the Financial Statements for information related to the employment agreements between Jerome Mahoney and Mark Meller.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


o The Company has entered into a subscription agreement with certain purchasers for the sale of $140,000 in convertible debentures. The notes are convertible into Class A common stock at the discretion of the holders. During 2004, the Company issued 2,444,177 shares of Trey's Class A common stock for repayment of $125,000 of principal. As of March 31, 2006, $15,000 remained due on the principal and $3,358 was due for accrued interest on these debentures.

o See Note 7 to these Financial Statement for information related to the Securities Purchase Agreement, Investors Registration Rights Agreement and Secured Convertible Debentures entered into between the Company and Cornell Capital Partners, LP. Pursuant to terms of these agreements, Cornell shall purchase up to $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. The agreements also require the Company to file a registration statement with the SEC and assess liquidated damages for various defaults.

o The Company assumed a total of $324,000 in accrued liabilities and related party debt outstanding and incurred by iVoice. The terms and conditions of the liabilities and debt being assumed are as follows:

     Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of March 31, 2006, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

     The Company has also assumed an outstanding promissory note in the amount of $250,000 payable to Mr. Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The terms of this obligation are further discussed in
     Note 8. As of March 31, 2006, the loan balance is $53,451 plus accrued interest of $46,110.


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

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2006, no shares were issued or outstanding.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


CLASS A COMMON STOCK

Class A Common Stock consists of the following as of March 31, 2006:
10,000,000,000 shares of authorized common stock with a par value of $.00001, 128,939,126 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the three months ending March 31, 2006, the company had the following transactions in its Class A common stock:

>> The Company issued 3,703,704 shares of Class A common stock with a total value of $40,741. Of this amount, $25,000 was for repayment of principal on the convertible debenture with Cornell Capital Partners, LP. The balance of $15,741 represents discount on conversions of the principal.

>> The Company issued 4,347,826 shares of Class A common stock pursuant to the asset purchase agreement with Jodie Katz, valued at $40,000.

>> The Company issued 5,937,208 shares of its Class A common stock with a total value of $53,435 to officers of the Company as repayment of accrued salaries. Of this amount, $27,312 was for repayment of principal and $26,123 represents discount on conversions.

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 100 with respect to Class A Common Stock. As of March 31, 2006, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1,000 to 1 with respect to Class A Common Stock. As of March 31, 2006, no shares were issued or outstanding.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2006


NOTE 11 - SUBSEQUENT EVENTS

>> On April 20, 2006, the Company issued 5,775,000 shares of its Class A common stock with a total value of $72,188 to officers of the Company as repayment of accrued salaries. Of this amount, $26,565 was for repayment of principal and $45,623 represents discount on conversions.

>> On April 20, 2006, the Company issued 4,800,000 shares of Class A Common Stock for compensation and bonuses to employees of SWK Technologies, Inc. valued at $60,000.

>> On April 10, 2006, the Company sent notice to Voyager One of its intent to convert $12,500 of principal on the Voyager One Debenture into 714,286 shares of Class A Common Stock of Voyager One. As of the date of this filing, the Company has not received these shares.

>> On May 2, 2006, the Company issued the third debenture for $600,000 to Cornell Capital pursuant to the Securities Purchase Agreement. Pursuant to the Investor's Registration Rights Agreement of December 30, 2005, the Company registered the shares on the Form SB-2, on May 9, 2006.

>> On May 3, 2006, SWK Technologies, Inc. entered into a non-binding letter of intent to acquire certain assets of AMP-Best Consulting, Inc. of Syracuse, New York. AMP-Best Consulting, Inc. is an information technology company and value added reseller of licensed accounting software published by Sage Software.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the year ending December 31, 2005 filed with Form 10-KSB. The following discussion contains forward-looking statements. Please see "Forward Looking Statements - Cautionary Factors" for a discussion of uncertainties, risks and assumptions associated with these statements


SEPARATION FROM IVOICE
----------------------

Trey was incorporated under the laws of the State of Delaware on October 3, 2002, as a wholly owned subsidiary of iVoice, Inc. Trey had no material assets or activities until the contribution of the Automatic Reminder software business was transferred to Trey pursuant to the Spin-off. Since the Spin-off, which occurred on February 11, 2004, Trey has been an independent public company, with iVoice having no continuing ownership interest in Trey.

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

PLAN OF OPERATION
-----------------

Up until its acquisition of SWK, Inc. ("SWK") on June 2, 2004, the Company was solely engaged in the design, manufacture, and marketing of specialized telecommunication equipment. As a result of a Spin-off, Trey was assigned the iVoice corporate assets, liabilities and expenses related to the Automatic Reminder software business. Trey Resources' plan of operation pursuant to its spin-off from its former parent company was to market and sell the Automatic Reminder software product. With the acquisition of SWK and as part of its plan to expand into new markets, the Board of Directors decided that Trey will focus on the business software and information technology consulting market, and is looking to acquire other companies in this industry. SWK Technologies, Inc., Trey's wholly owned subsidiary and the surviving company from the acquisition and merger with SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software published by Sage Software. SWK Technologies also publishes its own proprietary supply-chain software, the Electronic Data Interchange (EDI) solution "MAPADOC". SWK Technologies sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States.

On May 3, 2006, SWK Technologies, Inc. entered into a non-binding letter of intent to acquire certain assets of AMP-Best Consulting, Inc. of Syracuse, New York. AMP-Best Consulting, Inc. is an information technology company and value added reseller of licensed accounting software published by Sage Software. AMP-Best Consulting, Inc. sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, with special emphasis on companies located in the upstate New York region.

Management is uncertain that it can generate sufficient cash to sustain its operations in the next twelve months, or beyond. It is unclear whether the acquisition of SWK, Inc, will result in a reasonably successful operating business and can give no assurances that we will be able to generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern.

THREE MONTHS ENDING MARCH 31, 2006 COMPARED TO THREE MONTHS ENDING MARCH 31,
----------------------------------------------------------------------------
2005
----

Prior to our acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey were derived from the license of our automatic reminder and call initiating software products which address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. Until February 11, 2004, the Automatic Reminder business had only operated as a division of iVoice, Inc. and had never operated on a stand-alone basis. All rights, title, and interest to the Automatic Reminder software source code and product line was sold in November 2004 to a technology company for a $250,000 note and stock

Revenues for the three month period ended March 31, 2006 were $1,338,934 as compared to sales of $1,009,414 for the three month period ending March 31, 2005, an increase of $329,520. These sales were all generated by the Company's operating subsidiary, SWK Technologies ("SWKT"). SWKT sales increased as the result of increased focus by management on marketing and sales across all its product lines.

The gross profit for the three months ended March 31, 2006 of $516,391 represents the gross profit of SWKT. As a percentage of sales, gross margin was 38.6% for the three-month period ending March 31, 2006. Gross profit for the three months ended March 31, 2005 was $395,536, which was 39.2% of sales. Total gross profit increased by $120,855 when compared to the prior year. The mix of products being sold by the company changes from time to time, such that the overall gross margin percentage decreased. Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases.

Total operating expenses were $768,938 for the three-month period ending March 31, 2006, an increase of $172,771 over the three-month period ending March 31, 2005, which totaled $596,167. The increase is primarily a result of SWKT increased selling and marketing expenses for salaries and benefits as management increased headcount necessary to increase sales and to support higher sales volumes.

Total other income (expense) for the three months ended March 31, 2006 were an expense of $39,003, a decrease of $278,654 in other expenses over the three-month period ending March 31, 2005. The decrease in other expenses primarily reflects a gain on revaluation of derivatives of $272,942, a gain of $12,067 on sales of securities available for sale, and a decrease in interest expense of $39,332 on outstanding convertible debentures, related party loans, and trade leases. These decreases were offset primarily by an increase of $125,595 in amortization of debt conversion discounts.

Net loss for the three-month period ending March 31, 2006 was $291,550 as compared to net loss of $518,288 for the three-month period ending March 31, 2005. The decrease in net loss of $226,738 for the respective periods was a result of the factors discussed above.

EMPLOYEES
---------

As of March 31, 2006, we had approximately 27 full time employees and 4 part time employees located in one office in New Jersey, one office in New York and one office in California. All but five of our current employees were formerly employees of the companies that we acquired. Approximately five of our employees are engaged in sales and marketing activities and approximately nine employees are engaged in service fulfillment.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We are currently seeking additional operating income opportunities through potential acquisitions or investments similar to the transaction with SWK, Inc. and Business Tech Solutions Group. Such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including:
(i) strategic acquisitions or investments; (ii) an increase to current company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

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

In January 2003, the Company entered into a subscription agreement with certain accredited investors to issue $250,000 in convertible debentures, with interest payable at 5% per annum. On March 31, 2003, Trey issued $40,000 in convertible debentures to 4 individual investors under the subscription agreement. On September 19, 2003, Trey issued $100,000 in convertible debentures to Cornell Capital Partners pursuant to the subscription agreement. The debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the registration of shares or
(b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debentures have a term of two years with all accrued interest due at the expiration of the term. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004. As of March 31, 2006, $15,000 remained due on the principal and $3,358 was due for accrued interest on these debentures.

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

On December 30, 2005, Trey issued to Cornell two Secured Convertible Debentures ("Cornell Debentures") for the value of $1,159,047 and $600,000, respectively. Pursuant to the terms of the Securities Purchase Agreement, Cornell will provide a third Secured Convertible Debenture for a value of $600,000 2 business days prior to the filing of the registration statement with the SEC. The two issued debentures are due on December 30, 2007 and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the December 30, 2005 debentures at March 31, 2006 is $1,767,213 for principal and interest.

In connection with the acquisition of SWK, Inc. Trey has assumed a total of $664,642 in liabilities and has borrowed an additional $35,000 from an unrelated third party. Of the liabilities assumed, a total of $216,372 has been repaid by Trey at the closing and the $35,000 note is being paid at the rate of $1,500 per week. As of March 31, 2006, the entire balance on this note was paid in full. On its audited financial statements for the year ending December 31, 2003, SWK, Inc, was issued a going concern opinion by its auditors who cited recurring losses, a deficiency of cash flows from operations and the lack of liquidity as the basis of their opinion.

Pursuant to the Spin-Off from iVoice, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $9,000. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The aggregate balance of these obligations at March 31, 2006 is $149,061. The assumed obligations are described below.

Trey assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney in exchange for the assets it received pursuant to the Spin-Off of the Automatic Reminder business. This amount is related to funds loaned to iVoice and unrelated to the operations of Trey. Trey, for value received, promised to pay Mr. Mahoney the principal sum of $250,000 at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due annually. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Trey, par value $0.00001, for each dollar owed, (ii) the number of shares of Class A Common Stock of Trey calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At March 31, 2006, the principle on this note was $53,451 and accrued interest was $46,110.

Trey assumed an outstanding obligation to Kevin Whalen of $74,000 for amounts due for unpaid salary from iVoice. This amount is related to services provided to iVoice and unrelated to the operations of Trey. However, because Mr. Whalen assisted in the preparation of the financial statements and footnotes related to the Spin-off, Trey assumed this obligation to Kevin Whalen. A portion of the obligation is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by
(y) the average closing bid price of Class A Common Stock of Trey for the five
(5) business days immediately preceding the conversion date. As of March 31, 2006, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

During the three-month period ending March 31, 2006, SWK Technologies, Inc. drew down $40,000 from its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of March 31, 2006, the outstanding balance payable to Fleet totaled $185,000.

During the three months ended March 31, 2006, Trey had a net decrease in cash of $675,055. Trey's principal sources and uses of funds were as follows:

CASH USED BY OPERATING ACTIVITIES. Trey used $571,031 in cash for operating activities in the three months ended March 31, 2006, a increase of $250,144 in cash used in operations as compared to cash used for operating activities of $320,887 in the three months ended March 31, 2005. The increase is primarily the result of the increased accounts receivables on higher sales, payments of prior year franchise taxes and the cash payments on related party accounts.

CASH USED BY INVESTING ACTIVITIES. Investing activities for the three months ended March 31, 2006 used $29,472 for the purchase and upgrade of computers and network equipment. For the three months ended March 31, 2005, the company used $364,905. Of this amount, $36,210 was used for the purchase of equipment and $328,695 was used to purchase convertible debentures from Cornell Capital.

CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the three months ended March 31, 2006 used a total of $74,552 in cash. This total primarily consisted of repayment of related party loans of $127,225 offset by $40,000 borrowing on the SWK line of credit with Bank of America. In addition, some of the new equipment purchases were financed by the supplier for a total of $19,261. Financing activities in the three months ended March 31, 2005 provided a total of $1,056,977 in cash. This total primarily consisted of $1,036,195 in note payable proceeds representing advances under the equity line of credit with Cornell Capital Partners and an additional borrowing of $20,000 from an unrelated party. In addition, new equipment purchases were financed by the supplier for a total of $27,344.

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



Trey Resources, Inc.


By: /s/ Mark Meller                                         Date:   May 15, 2006
---------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Mark Meller                                         Date:   May 15, 2006
---------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS





31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.



32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.