Form 10QSB
period 2006-06-30
TREY RESOURCES INC
filed 2006-08-21
CIK 1236275

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Class A, common stock,
par value $.00001, outstanding as of August 11, 2006: 150,314,126
================================================================================

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006

                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Balance Sheet - June 30, 2006                                     2-3

         Statements of Operations - For the six months and
         three months ended June 30, 2006 and 2005                           4

         Statements of Cash Flows - For the six months ended
         June 30, 2006 and 2005                                            5-7

         Notes to Condensed Consolidated Financial Statements             8-25

         Item 2. Management's Discussion and Analysis or Plan of
         Operation                                                       26-31

         Item 3. Controls and Procedures                                    32

PART II. OTHER INFORMATION

         Item 6. Exhibits                                                   33

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2006

                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                      $  556,414
Securities available for sale                                                      21,873
Convertible debentures, net of allowance for doubtful accounts of $262,144        333,860
Accounts receivable, net of allowance for doubtful accounts of $30,300            561,926
Inventory                                                                          37,469
Prepaid expenses and other current assets                                         167,921
                                                                               ----------
       Total current assets                                                     1,679,463
                                                                               ----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $83,152                268,296

OTHER ASSETS
Goodwill                                                                        1,286,421
Deposits and other assets                                                          39,069
                                                                               ----------
       Total other assets                                                       1,325,490
                                                                               ----------

TOTAL ASSETS                                                                   $3,273,249
                                                                               ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                                          $1,312,347
Deferred revenue                                                                   50,831
Obligations under capital leases - current                                        110,097
Convertible debentures payable                                                     15,000
Warrant liability                                                                  18,300
Notes payable to related parties                                                   74,843
Due to related parties                                                          1,256,840
                                                                               ----------
         Total current liabilities                                              2,838,258
                                                                               ----------

LONG TERM DEBT
Convertible debentures payable, net of discounts of $1,533,595                    800,452
Derivative liability                                                            1,589,905
Obligations under capital leases - non-current                                    404,638
                                                                               ----------
          Total long term liabilities                                           2,794,995
                                                                               ----------

TOTAL LIABILITIES                                                              $5,633,253
                                                                               ==========

COMMITMENTS AND CONTINGENCIES                                                        --

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
                                  JUNE 30, 2006

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                          $      --
Common stock:
  Class A - par value $.00001; authorized 10,000,000,000 shares;
     150,314,126 shares issued and outstanding                                      1,503
  Class B - par value $.00001; authorized 50,000,000 shares;
     no shares issued and outstanding                                                 --
  Class C - par value $.00001; authorized 20,000,000 shares;
     no shares issued and outstanding                                                 --
Additional paid in capital                                                      3,942,938
Additional paid in capital - debt conversions and options                         108,036
Accumulated deficit                                                            (6,412,481)
                                                                               ----------
         Total stockholders' deficit                                           (2,360,004)
                                                                               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $3,273,249
                                                                               ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 For the Six Months Ended              For the Three Months Ended
                                                                         June 30,                              June 30,
                                                             --------------------------------      --------------------------------
                                                                  2006               2005               2006               2005
                                                             -------------      -------------      -------------      -------------
SALES, net                                                   $   2,907,706      $   1,964,941      $   1,568,772      $     955,527

COST OF SALES                                                    1,820,538          1,223,880            997,995            610,002
                                                             -------------      -------------      -------------      -------------
GROSS PROFIT                                                     1,087,168            741,061            570,777            345,525
                                                             -------------      -------------      -------------      -------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                               667,216            364,002            365,299            236,736
    General and administrative expenses                            964,055            873,184            511,898            414,812
    Depreciation and amortization                                   29,863             19,557             14,999              9,028
                                                             -------------      -------------      -------------      -------------
Total selling, general and administrative expenses               1,661,134          1,256,743            892,196            660,576
                                                             -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS                                              (573,966)          (515,682)          (321,419)          (315,051)

OTHER INCOME (EXPENSE)
    Gain on revaluation of derivatives                             396,648               --              123,706               --
    Amortization of discount on debt conversion                   (538,747)          (172,119)          (284,129)           (43,096)
    Gain (loss) on sales of securities available for sale           26,411            (35,109)            14,344            (35,109)
    Write-off of financing costs                                   (60,000)          (113,805)           (60,000)              --
    Other income (expense)                                         (91,835)            17,520            (63,159)            12,299
    Interest expense                                               (88,960)           (33,296)           (48,242)            46,754
                                                             -------------      -------------      -------------      -------------
Total other income (expense)                                      (356,483)          (336,809)          (317,480)           (19,152)
                                                             -------------      -------------      -------------      -------------

LOSS FROM OPERATIONS
BEFORE INCOME TAXES                                               (930,449)          (852,491)          (638,899)          (334,203)

PROVISION FOR INCOME TAXES                                            --                 --                 --                 --
                                                             -------------      -------------      -------------      -------------

NET LOSS APPLICABLE TO COMMON SHARES                         $    (930,449)     $    (852,491)     $    (638,899)     $    (334,203)
                                                             =============      =============      =============      =============
NET LOSS PER COMMON SHARE
    Basic                                                    $       (0.01)     $       (0.02)     $       (0.00)     $       (0.00)
                                                             =============      =============      =============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                      132,833,598         54,766,857        141,736,928         67,266,889
                                                             =============      =============      =============      =============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 For the Six months ended
                                                                              June 30, 2006    June 30, 2005
                                                                              -------------    -------------
CASH FLOW (USED IN) OPERATING ACTIVITIES
   Net loss                                                                    $  (930,449)     $  (852,491)
   Adjustments to reconcile net loss to net cash (used in)
     operating activities, net of effects of acquisition
   Net loss (gain) on sale of securities available for sale                        (26,411)          35,109
   Gain on revaluation of derivatives                                             (396,648)            --
   Depreciation                                                                     26,670           16,500
   Amortization of other intangibles                                                 3,193            3,057
   Amortization of debt discounts                                                  413,341             --
   Common stock issued for services and compensation                                60,000           68,342
   Common stock issued for debt conversion discount                                125,406          172,119
   Deferred interest income on convertible debentures                               (7,977)          (6,935)
   Accrued interest expense on notes payable                                          --             14,189
   Accrued interest on related party loans                                            --             11,777
   Accrued interest expense on debentures payable                                     --                372
   Write off of debt issue costs                                                    60,000          113,805
   Changes in certain assets and liabilities:
      Accounts receivable                                                         (160,899)        (126,602)
      Inventory                                                                     13,206             --
        Prepaid expenses and other assets                                          (33,437)         (71,144)
      Accounts payable and accrued liabilities                                     279,708          (71,448)
      Deferred revenue                                                              27,077            9,806
      Related party accounts                                                       (71,309)          26,653
                                                                               -----------      -----------
Total cash (used in) operating activities                                         (618,529)        (656,891)
                                                                               -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                              (49,797)         (83,919)
   Business acquisition costs                                                      (97,000)            --
   Net proceeds from sale of securities available for sale                          22,569             --
   Purchase of convertible debentures                                                 --           (328,695)
                                                                               -----------      -----------
Total cash (used in) financing activities                                         (124,228)        (412,614)
                                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of related party loans                                               (118,854)          (4,617)
   Proceeds from notes payable & convertible debentures                            630,000        1,136,196
   Repayment of notes payable & convertible debentures                            (235,000)         (28,709)
   Proceeds of capital leases                                                       21,503           27,344
   Repayment of capital leases                                                     (15,471)         (11,155)
                                                                               -----------      -----------
Total cash provided by (used in) financing activities                              282,178        1,119,059
                                                                               -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (460,579)          49,554
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                  1,016,993          346,635
                                                                               -----------      -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $   556,414      $   396,189
                                                                               ===========      ===========
CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                            $    13,475      $     4,570
                                                                               ===========      ===========
   Income taxes                                                                $   250,712      $      --
                                                                               ===========      ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the six months ended June 30, 2006:
---------------------------------------

a) Issued 3,703,704 shares of Class A Common Stock with a total value of $40,741 for conversion of $25,000 of principal on outstanding debentures with Cornell Capital Partners, LP.

b) Issued 4,347,826 shares of Class A common stock valued at $40,000 pursuant to the asset purchase agreement with Jodi Katz.

c) Issued 14,112,208 shares of Class A common stock with a value of $155,622 for repayment of $64,917 of loans and accrued salaries for two officers of the Company.

d) Issued 2,400,000 shares of Class A common stock with a value of $30,000 for conversion of $11,040 of debt for legal services.

e) Issued 4,800,000 shares of Class A common stock with a value of $60,000 for compensation and bonuses to employees of SWK Technologies, Inc.

f) On June 2, 2006, the Company concluded the acquisition of AMP-Best Consulting, Inc. Pursuant to the asset purchase agreement, Trey issued 6,000,000 shares of Class A common stock valued at $75,000 to Patrick J. Anson, Crandall Melvin III and Michelle Paparo. The net effect on cash flows is as follows:

     Cash at closing                               $  (85,000)
     Inventory                                          5,058
     Prepaid expenses & security deposit                1,461
     Property and equipment                            88,153
     Goodwill                                         533,481
     Lease obligations                                (88,153)
     Promissory notes                                (380,000)
     Common stock                                     (75,000)
                                                   ----------
     Total                                         $      --
                                                   ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES (Continued)

For the six months ended June 30, 2005:
---------------------------------------

a) Issued 22,073,544 shares of Class A Common Stock with a total value of $394,342 for repayment of principal on outstanding notes payable, issued as advances on the equity line financing with Cornell Capital Partners, LP.

b) Issued 2,010,724 shares of Class A common stock valued at $75,000 pursuant to the employment agreement with A. Rudin.

c) Issued 4,290,113 shares of Class A common stock with a total value of $84,738 for interest due on the equity line financing with Cornell Capital Partners, LP.

d) Issued 9,162,792 shares of Class A common stock with a value of $237,902 for repayment of accrued salaries for two officers of the Company.

e) Issued 1,367,292 shares of Class A common stock with a value of $54,692 for compensation and bonuses to employees of SWK Technologies, Inc.

f) Issued 350,000 shares of Class A common stock with a value of $13,650 for marketing services.

g) Issued 270,270 shares of Class A common stock with a value of $10,000 for a partial repayment of an obligation to a previous officer of iVoice, Inc.



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005


NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of business
-----------------------

Trey Resources, Inc. (the "Company"), was incorporated in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice Inc. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company.

The spin off transaction was accomplished by the distribution of certain intellectual property, representing the software codes of the Automatic Reminder, and certain accrued liabilities and related party debt into a wholly-owned subsidiary of iVoice., Trey Resources, Inc. ("Trey", formerly known as iVoice Acquisition 1, Inc. and Trey Industries, Inc.) and subsequently distributed on a pro-rata basis to iVoice shareholders in the form of a taxable dividend (the "Spin-off").

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

Certain intellectual property, representing the software codes of the Automatic Reminder, was sold in November 2004 to Laser Energetics, Inc. (LEI), a New Jersey based technology company. The Company received 10 million shares of Laser Energetics Class A Common Stock and was further issued a convertible debenture by Laser Energetics, Inc. in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. On May 16, 2005, the 10 million shares of Laser Energetics Class A Common Stock were assigned to iVoice, Inc. as settlement of all Administrative Fees owed by the Company to iVoice. As of June 30, 2006, the Company has determined that the value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2005 and 2006, were written down to zero as a provision for doubtful accounts.

The Company is publicly traded and is currently traded on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "TYRIA".

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

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

On June 2, 2006, Trey Resources' wholly-owned subsidiary, SWK Technologies, Inc., executed an asset purchase agreement between and among AMP-Best Consulting, Inc. ("AMP-Best"), a New York Corporation, Patrick Anson, Crandall Melvin III and Michelle Paparo for acquisition of certain assets, the customer list and business name of AMP-Best. Terms of the agreement provided for a cash payment at closing of $85,000, issuance of a $380,000 promissory note to Crandall Melvin III, the issuance of 6,000,000 shares to Trey Resource's Class A Common Stock and employment agreements for Patrick Anson, Crandall Melvin III and Michelle Paparo. Payments on the promissory note are to commence 120 days after the closing for a term of 5 years.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

The result of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2005. References to the "Company," "we," "us" and "our" refer to Trey Resources Inc. and its subsidiaries.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005


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

Stock-Based Compensation
------------------------

SFAS No. 123R, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. The Company has adopted this statement and recorded the option value as outlined above.

Earnings (Loss) Per Share
-------------------------

SFAS No. 128, "Earnings per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The computation of basic EPS is computed by dividing income (loss) available to common stockholders by weighted average number of common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position. The Company had common stock equivalents of 7,075,000 and 75,000 at June 30, 2006 and 2005, respectively.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005



The shares used in the computations are as follows:

                               For the six                  For the three
                          Months ending June 30,        Months ending June 30,
                            2006          2005           2006          2005
                        -----------    ----------    -----------    ----------
Basic and Diluted
  EPS Purposes          132,833,598    54,766,857    141,736,928    67,266,869

Derivative Liabilities
----------------------

During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the six months ended June 30, 2006 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures.

Comprehensive Income
--------------------

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that typically are required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments indebt and equity securities. As of December 31, 2005, the Company recaptured its unrealized loss on securities available for sale, and as such, no comprehensive income or loss exists at June 30, 2006.

Recent Accounting Pronouncements
--------------------------------

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company implemented the revised standard in the fourth quarter of fiscal year 2005. Prior to December 31, 2005, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. For the six months ended June 30, 2006, FAS 126R did not have any impact on the financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position, results of operations, or cash flows for the six months ended June 30, 2006.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 155 will have on its financial position, results of operations, and cash flows.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position, results of operations, and cash flows.

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

On November 11, 2004, Trey Resources' wholly-owned subsidiary, BTSG Acquisition Corp. completed the acquisition of certain assets of Business Tech Solutions Group, Inc. Business Tech Solutions Group, Inc. was a value added reseller for Sage Software's BusinessWorks financial accounting software. As a result of the acquisition, Business Tech Solutions Group, Inc.'s sole shareholder was issued, in exchange for certain assets of Business Tech Solutions Group, Inc., 648,149 unregistered shares of Trey Resources' Class A Common Stock. In addition, Business Tech also received $19,000 of cash at the closing. The aggregate amount of this transaction, $54,000, was recorded as Goodwill.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

On February 27, 2006, Trey Resources' wholly owned subsidiary, SWK Technologies, Inc. completed the acquisition of certain assets of Wolen Katz. Wolen Katz was an authorized reseller for Sage Software's ABRA HRMS software solution and an authorized reseller of Employee Based Systems' E-Z Product line. As a result of the acquisition, Ms. Jodie Katz, the sole proprietor of Wolen Katz Associates, was issued, in exchange for certain assets of Wolen Katz, 4,347,825 unregistered shares of Trey Resources' Class A Common Stock, valued at $40,000. In addition, Ms. Katz will also receive $12,000 in cash payable in twelve (12) equal monthly installments commencing on the 90th day following the Closing Date.

On June 2, 2006, Trey Resources' wholly owned subsidiary, SWK Technologies, Inc. completed the acquisition of certain assets of AMP-Best Consulting. AMP-Best Consulting was an information technology company, a value added reseller, and master developer of the Sage Software family of products. Among the solutions they sold and supported are: Sage MAS 500 ERP, Sage MAS 90, 200, and 200 SQL, Sage BusinessWorks, Sage MIP, Sage Abra, ACT! by Sage, Sage CRM, Sage FAS Asset Accounting and JobOps. As a result of the acquisition, Patrick Anson, Crandall Melvin III and Michelle Paparo collectively were issued 6,000,000 unregistered shares of Trey Resources' Class A Common Stock, valued at $75,000. In addition, the SWK Technologies paid an aggregate of $85,000 at the closing and issued a $380,000 promissory note to Crandall Melvin III. Payments on the promissory note commence 120 days from the closing and are for a term of 5 years. The aggregate amount of consideration paid at the closing of $540,000 was reduced by assets acquired of $6,519 and $533,481 was recorded as Goodwill.

These acquisitions have been valued by the strength of the client lists, and as such, have been reviewed for impairment at December 31, 2005. At December 31, 2005, management determined that the goodwill acquired in 2005 and prior periods should be impaired by $361,100 based on the reduced repeat sales from the clients. At June 30, 2006, management has determined that no further write-down for impairment is required.

SWK Technologies capitalizes ongoing development costs of their MAPADOC product. At June 30, 2006, the intangible assets totaled $27,330 net of accumulated amortization of $9,038.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 4 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceed current assets by approximately $1.2 million as of June 30, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

In addition to developing new products, obtaining new customers and increasing sales to existing customers, management plans to achieve profitability through acquisitions of companies in the business software and information technology consulting market with solid revenue streams, established customer bases, and generate positive cash flow.

In January 2003, as subsequently amended retroactively to January 27, 2003, the Company entered into an Equity Line of Credit with Cornell Capital Partners, LP. Pursuant to the Equity Line of Credit, the Company, at their discretion, may periodically sell to Cornell Capital Partners shares of Class A common stock for a total purchase price of up to $10.0 million to raise funds for its working capital needs. Between March 15, 2004 and August 31, 2005, the Company had drawn down $2.7 million from the Equity Line of Credit. On December 30, 2005, the Equity Line of Credit was terminated and replaced with two Secured Convertible Debentures for an aggregate value of $1.8 million. Pursuant to the terms of the Securities Purchase Agreement executed on the same date, the Company also received $600,000 on May 2, 2006, 2 business days prior to the filing of the registration statement with the SEC. The Secured Convertible Debentures accrue at the annual rate of 7.5%. Payment of principal and accrued interest shall be paid on or before December 30, 2007. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert in whole or in part at any time and from time to time, any amount of principal and accrued at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP ("Conversion Price").

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 5 - CONVERTIBLE DEBENTURES RECEIVABLE

In November 2004, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. As part of the sale, the Company was issued a convertible debenture in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. As of June 30, 2006, the Company has determined that value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2005 and 2006, were written down to zero as a provision for doubtful accounts.

In January 2005, the Company purchased $328,695 of Voyager One, Inc. convertible debentures from Cornell Capital Partners. The debentures, which bear interest at the rate of 5% per annum, have a three year term, and are convertible into shares of Voyager One, Inc. Common Stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The convertible debentures are convertible at the holder's option any time up to the maturity date. During the six months ending June 30, 2006, the company converted $18,000 of principal into 1,154,286 share of Class A Common Stock of Voyager One. Of this amount, 734,286 shares were sold in the open market for a gain of $26,411. At June 30, 2006, the aggregate value of the debentures plus deferred interest income is $333,860. The balance of the Voyager One Common Stock that is unsold, $7,500, is recorded as Securities available for sale.


NOTE 6 - NOTES PAYABLE

In January 2005, the Company issued a promissory note payable to Cornell Capital Partners, LP for $1,150,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. As of December 31, 2005, $325,000 was repaid for principal through the issuance of 32,559,098 shares of Class A common stock. On December 30, 2005, the balance of the principal ($825,000) and accrued interest ($126,091) was transferred to a Secured Convertible Debenture as discussed in Note 7.

In August 2005, the Company issued a promissory note payable to Cornell Capital Partners, LP for $200,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. On December 30, 2005, the balance of the principal ($200,000) and accrued interest ($7,956) was transferred to a Secured Convertible Debenture as discussed in Note 7.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

During the year ended December 31, 2005 and six months ended June 30, 2006, SWK Technologies, Inc. drew down $195,000 from its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of June 30, 2006, the entire line of credit had been repaid in full. Interest payments during the six months ending June 30, 2006 were $7,752.

On June 2, 2006, pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of June 30, 2006, the principal balance on the note is $380,000 and accrued interest is $2,454.

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

On June 30, 2003, the Company issued $40,000 and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement. The 20% beneficial conversion feature was previously recorded as prepaid financing costs, until such time as the Company's Class A common stock into which the debentures are convertible was registered and deemed effective by the U.S Securities and Exchange Commission. The Company completed the effective registration of the Company's common stock, and any amounts capitalized have been charged to expense in accordance with EITF Issue 98-5.

During the six months ended June 30, 2006, no additional payments have been made. Total outstanding principal balance of the convertible debentures at June 30, 2006 was $15,000, plus accrued interest of $3,545.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to such purchase agreement, Cornell shall purchase up to $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. On May 2, 2006, the remaining $600,000 was funded 2 business days prior to the date the registration statement was filed with the United States Securities and Exchange Commission.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 7.5%. Payment of principal and accrued interest shall be paid on or before December 30, 2007. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert in whole or in part at any time and from time to time, any amount of principal and accrued interest at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP ("Conversion Price"). In the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the Holder may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect. A Holder may not convert this Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the Holder beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture. Providing that the Holder meets all restrictions and that the Company does not enter into default, then the Company would expect to issue approximately 375,000,000 shares of Common Stock in settlement of the three secured convertible debentures, over the life of these debentures at the current Conversion Price of $.008.

The aggregate principal value of the Cornell debentures is $2,334,047 and is recorded as long term as there are no current obligations under the agreements. This amount is shown net of the unamortized portion of the discount on conversion of $1,533,595. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

On December 30, 2005, the Company entered an Investor Registration Rights Agreement with Cornell Capital Partners, LP. Pursuant to the terms of the agreement, the Company was to file a registration statement with the SEC within 60 calendar days and to use its best efforts to have the Initial Registration Statement declared effective by the SEC no later than 120 calendar days after the date of the agreement. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company's Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. As of June 30, 2006, the Company has incurred $105,543 in Liquidated Damages and there is no maximum stipulated in the agreement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005


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

Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The note bears interest at the rate of 9.5% per annum on the unpaid balance until paid or until default. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one Class B common stock share of Trey Resources, Inc., par value $0.00001, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing
(x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. During the six months ending June 30, 2006, Mr. Mahoney received $125,000 cash payment and $32,459 of the Company's Class A Common Stock, both of which were applied to the principal of the loan. At June 30, 2006 the principal balance on this note was $34,649 and accrued interest was $47,064.

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

Total amounts owed to Mr. Mahoney at June 30, 2006, representing unpaid salary, unpaid expense and auto allowances and the one-time payment in connection with the Spin-off totaled $748,405.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $600 and an auto allowance of $800. Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000. In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004. During the six months ending June 30, 2006, Mr. Meller received $125,000 cash payments and $32,459 of the Company's Class A Common Stock as approved by the Board of Directors as repayment of his accrued compensation.

Total amounts owed to Mr. Meller at June 30, 2006, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $508,435.

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

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At June 30, 2006, the outstanding balance to Mr. Berman was $14,597.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At June 30, 2006, the outstanding balance to Ms. Berman was $14,597.

In connection with the acquisition of Wolen Katz, the Company agreed to pay Ms. Katz $12,000 payable in twelve (12) equal monthly installments commencing on the 90th day following the Closing Date. At June 30, 2006, the outstanding balance to Ms. Katz was $11,000.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 9 - COMMITMENTS AND CONTINGENCIES

o On June 10, 2005, we consolidated our two New Jersey offices and moved into 6,986 square feet of space at 5 Regent Street, Livingston, NJ 07039 at a monthly rent of $7,423. In addition, we sublet 1,090 square feet of space in Clifton, NJ at a monthly rent of $1,998. Effective March 15, 2005, we entered into a lease for 621 square feet of space at 900 Walt Whitman Road, Melville, NY 11747, at a monthly rent of $932. On October 30, 2005, we entered into a one-year lease for office space at 1902 Wright Place, Carlsbad, CA 92008, at a monthly rent of $567. On June 2, 2006, we entered into a two-year lease for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $1,800. We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose. The Company maintains a good relationship with its landlords and believes that these facilities will be adequate for the foreseeable future.

o See Note 8 to the Financial Statements for information related to the employment agreements between Jerome Mahoney and Mark Meller.

o The Company has entered into a subscription agreement with certain purchasers for the sale of $140,000 in convertible debentures. The notes are convertible into Class A common stock at the discretion of the holders. During 2004, the Company issued 2,444,177 shares of Trey's Class A common stock for repayment of $125,000 of principal. As of June 30, 2006, $15,000 remained due on the principal and $3,545 was due for accrued interest on these debentures.

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

     Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of June 30, 2006, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

     The Company has also assumed an outstanding promissory note in the amount of $250,000 payable to Mr. Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The terms of this obligation are further discussed in
     Note 8. As of June 30, 2006, the loan balance is $34,649 plus accrued interest of $47,065.


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

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2006, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of June 30, 2006:
10,000,000,000 shares of authorized common stock with a par value of $.00001, 150,314,126 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the six months ending June 30, 2006, the company had the following transactions in its Class A common stock:

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

>> The Company issued 6,000,000 shares of Class A common stock pursuant to the asset purchase agreement with Patrick J. Anson, Crandall Melvin III and Michelle Paparo, valued at $75,000.

>> The Company issued 14,112,208 shares of its Class A common stock with a total value of $155,622 to officers of the Company as repayment of loans and accrued salaries. Of this amount, $64,917 was for repayment of principal and $90,705 represents discount on conversions.

>> The Company issued 2,400,000 shares of Class A common stock with a total value of $30,000. Of this amount, $11,040 was for repayment legal services. The balance of $18,960 represents discount on conversions.

>> The Company issued 4,800,000 shares of Class A common stock for compensation and bonuses to employees of SWK Technologies, Inc, valued at $60,000.

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 100 with respect to Class A Common Stock. As of June 30, 2006, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1,000 to 1 with respect to Class A Common Stock. As of June 30, 2006, no shares were issued or outstanding.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2006 AND 2005

NOTE 12 - ACQUISITIONS AND MERGERS

On June 2, 2006, Trey Resources' wholly-owned subsidiary, SWK Technologies, Inc., executed an asset purchase agreement between and among AMP-Best Consulting, Inc. ("AMP-Best"), a New York Corporation, Patrick Anson, Crandall Melvin III and Michelle Paparo for acquisition of certain assets, the customer list and business name of AMP-Best. Terms of the agreement provided for a cash payment at closing of $85,000, issuance of a $380,000 promissory note to Crandall Melvin III, the issuance of 6,000,000 shares to Trey Resource's Class A Common Stock, valued at $75,000, and employment agreements for Patrick Anson, Crandall Melvin III and Michelle Paparo.

In addition, SWK Technologies assumed certain assets and liabilities of AMP-Best with an aggregate value of $6,591. The aggregate amount of consideration paid at the closing of $540,000 was reduced by the assets acquired and the balance of $533,481 was recorded as Goodwill.

NOTE 12 - SUBSEQUENT EVENTS

>> On August 1, 2006, the Company sent notice to Voyager One of its intent to convert $10,695 of principal on the Voyager One Debenture into 1,069,521 shares of Class A Common Stock of Voyager One. On August 2, 2006, the Company received a notice to redeem from Voyager One that they will be exercising their option to pay the convert in cash, within 3 days of the notice. On August 11, 2006, the Company received a check for $16,802 from Voyager One in settlement of this conversion notice.

>> On August 8, 2006, the Company sent notice to Voyager One of its intent to convert $35,000 of principal on the Voyager One Debenture into 1,000,000 shares of Class A Common Stock of Voyager One. As of the date of this filing, the Company has not received these shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the fiscal year ended December 31, 2005 filed with Form 10-KSB. The following discussion contains forward-looking statements. Please see "Forward Looking Statements - Cautionary Factors" for a discussion of uncertainties, risks and assumptions associated with these statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On June 2, 2006, SWK Technologies, Inc. completed the acquisition of certain assets of AMP-Best Consulting, Inc. of Syracuse, New York. AMP-Best Consulting, Inc. is an information technology company and value added reseller of licensed accounting software published by Sage Software. AMP-Best Consulting, Inc. sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, with special emphasis on companies located in the upstate New York region.

Management is uncertain that it can generate sufficient cash to sustain its operations in the next twelve months, or beyond. It is unclear whether the acquisition of SWK, Inc, will result in a reasonably successful operating business and can give no assurances that we will be able to generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern.

SIX MONTHS ENDING JUNE 30, 2006 COMPARED TO SIX MONTHS ENDING JUNE 30, 2005
---------------------------------------------------------------------------

Prior to our acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey were derived from the license of our automatic reminder and call initiating software products which address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. Until February 11, 2004, the Automatic Reminder business had only operated as a division of iVoice, Inc. and had never operated on a stand-alone basis. All rights, title, and interest to the Automatic Reminder software source code and product line was sold in November 2004 to a technology company for a $250,000 note and stock.

Revenues for the six month period ended June 30, 2006 were $2,907,706 as compared to sales of $1,964,941 for the six month period ending June 30, 2005, an increase of $942,765, or 48.0%. These sales were all generated by the Company's operating subsidiary, SWK Technologies ("SWKT"). SWKT sales increased as the result of increased focus by management on marketing and sales across all its product lines, as well as a contribution to sales from AMP-Best Consulting, Inc, which SWKT acquired on June 2, 2006.

The gross profit for the six months ended June 30, 2006 of $1,087,168 represents the gross profit of SWKT. As a percentage of sales, gross margin was 37.4% for the six-month period ending June 30, 2006. Gross profit for the six months ended June 30, 2005 was $741,061, which was 37.7% of sales. Total gross profit increased by $346,107 when compared to the prior year. The mix of products being sold by the company changes from time to time, such that the overall gross margin percentage marginally decreased. Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases, while consulting and network services typically carry higher gross margins.

Total operating expenses were $1,661,134 for the six-month period ending June 30, 2006, an increase of $404,391 over the six-month period ending June 30, 2005, which totaled $1,256,743. The increase is primarily a result of SWKT increased selling and marketing expenses for salaries and benefits as management increased headcount necessary to increase sales and to support higher sales volumes.

Total other income (expense) for the six months ended June 30, 2006 were an expense of $356,483, an increase of $19,674 in other expenses over the six-month period ending June 30, 2005. The increase in other expenses primarily reflects an increase of $55,664 in interest expense on outstanding indebtedness, an increase of $366,628 in amortization of debt conversion discounts and a decrease of $109,355 in other income. These changes were offset primarily by an increase of $61,520 in the gain on sales of securities available for sale, a gain on revaluation of derivatives of $396,648, and a decrease in the write off of financing costs in the amount of $53,805.

Net loss for the six-month period ending June 30, 2006 was $930,449 as compared to net loss of $852,491 for the six-month period ending June 30, 2005. The increase in net loss of $77,958 for the respective periods was a result of the factors discussed above.

THREE MONTHS ENDING JUNE 30, 2006 COMPARED TO THREE MONTHS ENDING JUNE 30, 2005
-------------------------------------------------------------------------------

Prior to our acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey were derived from the license of our automatic reminder and call initiating software products which address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. Until February 11, 2004, the Automatic Reminder business had only operated as a division of iVoice, Inc. and had never operated on a stand-alone basis. All rights, title, and interest to the Automatic Reminder software source code and product line was sold in November 2004 to a technology company for a $250,000 note and stock

Revenues for the three month period ended June 30, 2006 were $1,568,772 as compared to sales of $955,527 for the three-month period ending June 30, 2005, an increase of $613,245, or 64.2%. These sales were all generated by the Company's operating subsidiary, SWKT. SWKT sales increased as the result of increased focus by management on marketing and sales across all its product lines, as well as a contribution to sales from AMP-Best Consulting, Inc, which SWKT acquired on June 2, 2006. .

The gross profit for the three months ended June 30, 2006 of $570,777 represents the gross profit of SWKT. As a percentage of sales, gross margin was 36.4% for the three-month period ending June 30, 2006. Gross profit for the three months ended June 30, 2005 was $345,525, which was 36.2% of sales. Total gross profit increased by $225,252 when compared to the prior year. The mix of products being sold by the company changes from time to time, such that the overall gross margin percentage marginally increased. Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases, while consulting and network services typically carry higher gross margins.

Total operating expenses were $892,196 for the three-month period ending June 30, 2006, an increase of $231,620 over the three-month period ending June 30, 2005, which totaled $660,576. The increase is primarily a result of SWKT increased selling and marketing expenses for salaries and benefits as management increased headcount necessary to increase sales and to support higher sales volumes.

Total other income (expense) for the three months ended June 30, 2006 were an expense of $317,480, an increase of $298,328 in other expenses over the three-month period ending June 30, 2005. The increase in other expenses primarily reflects an increase of $94,996 in interest expense on outstanding indebtedness, an increase of $241,033 in amortization of debt conversion discounts, an increase of $60,000 on the write off of financing costs, and a decrease of $75,458 in other income. These changes were offset primarily by an increase of $49,453 in the gain on sales of securities available for sale and a gain on revaluation of derivatives of $123,706.

Net loss for the three-month period ending June 30, 2006 was $638,899 as compared to net loss of $334,203 for the three-month period ending June 30, 2005. The increase in net loss of $304,696 for the respective periods was a result of the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

We are currently seeking additional operating income opportunities through potential acquisitions or investments similar to the transaction with SWK, Inc., Business Tech Solutions Group, and AMP-Best Consulting, Inc. Such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

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

In January 2003, the Company entered into a subscription agreement with certain accredited investors to issue $250,000 in convertible debentures, with interest payable at 5% per annum. On March 31, 2003, Trey issued $40,000 in convertible debentures to 4 individual investors under the subscription agreement. On September 19, 2003, Trey issued $100,000 in convertible debentures to Cornell Capital Partners pursuant to the subscription agreement. The debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the registration of shares or
(b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debentures have a term of two years with all accrued interest due at the expiration of the term. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004. As of June 30, 2006, $15,000 remained due on the principal and $3,543 was due for accrued interest on these debentures.

On December 30, 2005, Trey issued to Cornell two Secured Convertible Debentures ("Cornell Debentures") for the value of $1,159,047 and $600,000, respectively. On May 2, 2006, Cornell provided the third Secured Convertible Debenture for a value of $600,000 which was 2 business days prior to the filing of the registration statement with the SEC. The debentures are due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the Cornell debentures at June 30, 2006 is $2,407,213 for principal and interest.

In connection with the acquisition of SWK, Inc. Trey has assumed a total of $664,642 in liabilities and has borrowed an additional $35,000 from an unrelated third party. Of the liabilities assumed, a total of $216,372 has been repaid by Trey at the closing and the $35,000 note is being paid at the rate of $1,500 per week. As of June 30, 2006, the entire balance on this note was paid in full. On its audited financial statements for the year ending December 31, 2003, SWK, Inc, was issued a going concern opinion by its auditors who cited recurring losses, a deficiency of cash flows from operations and the lack of liquidity as the basis of their opinion.

Pursuant to the Spin-Off from iVoice, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $9,000. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The aggregate balance of these obligations at June 30, 2006 is $133,213. The assumed obligations are described below.

Trey assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney in exchange for the assets it received pursuant to the Spin-Off of the Automatic

Reminder business. This amount is related to funds loaned to iVoice and unrelated to the operations of Trey. Trey, for value received, promised to pay Mr. Mahoney the principal sum of $250,000 at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due annually. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Trey, par value $0.00001, for each dollar owed, (ii) the number of shares of Class A Common Stock of Trey calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At June 30, 2006, the principal on this note was $34,649 and accrued interest was $49,064.

Mr. Mahoney agreed to forego receiving any shares he would have been entitled to receive in the Spin-Off by virtue of his ownership of either iVoice Class A or Class B Common Stock.

Trey assumed an outstanding obligation to Kevin Whalen of $74,000 for amounts due for unpaid salary from iVoice. This amount is related to services provided to iVoice and unrelated to the operations of Trey. However, because Mr. Whalen assisted in the preparation of the financial statements and footnotes related to the spin-off, Trey assumed this obligation to Kevin Whalen. A portion of the obligation is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by
(y) the average closing bid price of Class A Common Stock of Trey for the five
(5) business days immediately preceding the conversion date. As of June 30, 2006, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

During the six-month period ending June 30, 2006, SWK Technologies, Inc. drew down $195,000 from its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of June 30, 2006, the entire balance of the line of credit has been repaid in full.

In connection with the acquisition of AMP-Best consulting, Inc., SWKT issued a note in the amount of $380,000 to Crandall Melvin III and further assumed a capitalized lease with M&T Bank in the amount of $88,153 for certain furniture, fixtures, and equipment.

During the six months ended June 30, 2006, Trey had a net decrease in cash of $460,579. Trey's principal sources and uses of funds were as follows:

CASH USED BY OPERATING ACTIVITIES. Trey used $618,529 in cash for operating activities in the six months ended June 30, 2006, a decrease of $38,362 in cash used in operations as compared to cash used for operating activities of $656,891 in the six months ended June 30, 2005. The increase is primarily the result of the increased accounts receivables on higher sales, payments of prior year franchise taxes and the cash payments on related party accounts.

CASH USED BY INVESTING ACTIVITIES. Investing activities for the six months ended June 30, 2006 used $124,228 for the purchase and upgrade of computers and network equipment, and business acquisition costs, offset by net proceeds realized from the sale of securities. Investing activities for the six months ended June 30, 2005 used $412,614. Of this amount, $83,919 was used make leasehold improvements and to purchase furniture and equipment during the move to the new facility and $328,695 was used to purchase convertible debentures from Cornell Capital.

CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the six months ended June 30, 2006 resulted in the Company receiving a total of $282,178 in cash. This total primarily consisted of net proceeds from the issuance of convertible debentures in the amount of $630,000 and proceeds from capital leases of $21,503. This was offset by repayments of related party loans of $118,854, repayments of notes payable and convertible debentures of $235,000, and repayment of capital leases of $15,471. Financing activities in the six months ended June 30, 2005 provided a total of $1,119,059 in cash. This total primarily consisted of $1,136,196 in note payable proceeds representing advances under the equity line of credit with Cornell Capital Partners and an additional borrowing of $100,000 from an unrelated party. In addition, some of the new equipment purchases were financed by the supplier for a total of $27,344

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS


     10.1 Asset Purchase Agreement (the "Asset Purchase Agreement") dated May 31, 2006 by and among AMP-Best Consulting, Inc., a New York corporation, Patrick J. Anson, an individual, Crandall Melvin III, an individual, Michelle A. Paparo, an individual and SWK Technologies, Inc. incorporated herein by reference to Exhibit
               10.1 of the Current Report on Form 8-K dated June 2, 2006.

     10.2 Promissory Note dated June 1, 2006 for the sum of $380,000 payable to Crandall Melvin III incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated June 2, 2006.

     10.3 Lease Agreement date June 1, 2006 by and between SWK Technologies, Inc. and Crandall Melvin III incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K dated June 2, 2006.

     10.4 Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Patrick J. Anson incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K dated June 2, 2006.

     10.5 Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Crandall Melvin III incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K dated June 2, 2006.

     10.6 Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Michelle A. Paparo incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K dated June 2, 2006.

     10.7 Note and Agreement dated August 1, 2005 by and between SWK Technologies, Inc. and Bank of America, N.A. filed herein.

     10.8 Security Agreement dated August 1, 2005 by and between SWK Technologies, Inc. and Bank of America, N.A. filed herein.

     31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trey Resources, Inc.

By: /s/ Mark Meller                                       Date: August 21, 2006
    ------------------------
    Mark Meller, President,
    Chief Executive Officer and
    Principal Accounting Officer

                                INDEX OF EXHIBITS

     10.1 Asset Purchase Agreement (the "Asset Purchase Agreement") dated May 31, 2006 by and among AMP-Best Consulting, Inc., a New York corporation, Patrick J. Anson, an individual, Crandall Melvin III, an individual, Michelle A. Paparo, an individual and SWK Technologies, Inc. incorporated herein by reference to Exhibit
               10.1 of the Current Report on Form 8-K dated June 2, 2006.

     10.2 Promissory Note dated June 1, 2006 for the sum of $380,000 payable to Crandall Melvin III incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated June 2, 2006.

     10.3 Lease Agreement date June 1, 2006 by and between SWK Technologies, Inc. and Crandall Melvin III incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K dated June 2, 2006.

     10.4 Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Patrick J. Anson incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K dated June 2, 2006.

     10.5 Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Crandall Melvin III incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K dated June 2, 2006.

     10.6 Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Michelle A. Paparo incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K dated June 2, 2006.

     10.7 Note and Agreement dated August 1, 2005 by and between SWK Technologies, Inc. and Bank of America, N.A. filed herein.

     10.8 Security Agreement dated August 1, 2005 by and between SWK Technologies, Inc. and Bank of America, N.A. filed herein.

     31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.