Form 10QSB
period 2006-09-30
TREY RESOURCES INC
filed 2006-11-16
CIK 1236275

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2006

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

Number of shares of Class A, common stock,
par value $.00001, outstanding as of November 10, 2006: 154,514,126
================================================================================

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Balance Sheet - September 30, 2006                                2-3

         Statements of Operations - For the nine months and
         three months ended September 30, 2006 and 2005                      4

         Statement of Accumulated Other Comprehensive Income (Loss) -
         For the nine months ended September 30, 2006 and 2005               5

         Statements of Cash Flows - For the nine months ended
         September 30, 2006 and 2005                                       6-8

         Notes to Condensed Consolidated Financial Statements             9-27

Item 2.  Management's Discussion and Analysis or Plan of Operation       28-34

Item 3.  Controls and Procedures                                            34

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                           35

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2006

                                    ASSETS
                                    ------
CURRENT ASSETS
Cash and cash equivalents                                                      $    485,643
Securities available for sale                                                        69,308
Accounts receivable, net of allowance for doubtful accounts of $30,300              809,108
Inventory                                                                            45,474
Prepaid expenses and other current assets                                           128,092
                                                                               ------------
       Total current assets                                                       1,537,625
                                                                               ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $99,588                  296,909

OTHER ASSETS
Goodwill                                                                          1,286,421
Convertible debentures, net of allowance for doubtful accounts of $264,034          290,999
Deposits and other assets                                                            38,829
                                                                               ------------
       Total other assets                                                         1,616,249
                                                                               ------------

TOTAL ASSETS                                                                   $  3,450,783
                                                                               ============


                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                       -------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued expenses                                          $  1,380,710
Deferred revenue                                                                     94,612
Obligations under capital leases - current                                           52,755
Convertible debentures payable - current                                             15,000
Warrant liability                                                                     6,123
Notes payable to related parties - current                                          141,292
Notes payable                                                                       173,000
Due to related parties                                                            1,279,762
                                                                               ------------
         Total current liabilities                                                3,143,254
                                                                               ------------

LONG TERM DEBT
Convertible debentures payable, net of discounts of $1,290,228                    1,043,819
Derivative liability                                                              1,243,321
Notes payable to related parties - non-current                                      336,936
Obligations under capital leases - non-current                                      109,123
                                                                               ------------
          Total long term liabilities                                             2,733,199
                                                                               ------------

TOTAL LIABILITIES                                                                 5,876,453
                                                                               ------------
COMMITMENTS AND CONTINGENCIES

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2006

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                          $       --
Common stock:
  Class A - par value $.00001; authorized 10,000,000,000 shares;
     154,514,126 shares issued and outstanding                                        1,545
  Class B - par value $.00001; authorized 50,000,000 shares;
     no shares issued and outstanding                                                  --
  Class C - par value $.00001; authorized 20,000,000 shares;
     no shares issued and outstanding                                                  --
Additional paid in capital                                                        3,984,896
Additional paid in capital - debt conversions and options                           108,036
Accumulated other comprehensive gain                                                 39,650
Accumulated deficit                                                              (6,559,797)
                                                                               ------------
         Total stockholders' deficit                                             (2,425,670)
                                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $  3,450,783
                                                                               ============


























          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 For the Nine months Ended          For the Three Months Ended
                                                                       September 30,                       September 30,
                                                              ------------------------------      ------------------------------
                                                                  2006              2005              2006              2005
                                                              ------------      ------------      ------------      ------------
SALES, net                                                    $  4,695,655      $  3,104,035      $  1,787,949      $  1,139,094

COST OF SALES                                                    2,952,446         1,970,263         1,131,908           746,383
                                                              ------------      ------------      ------------      ------------

GROSS PROFIT                                                     1,743,209         1,133,772           656,041           392,711
                                                              ------------      ------------      ------------      ------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                               976,731           554,973           309,515           190,971
    General and administrative expenses                          1,500,151         1,410,645           536,096           537,461
    Depreciation and amortization                                   47,707            28,586            17,844             9,029
                                                              ------------      ------------      ------------      ------------
Total selling, general and administrative expenses               2,524,589         1,994,204           863,455           737,461
                                                              ------------      ------------      ------------      ------------

(LOSS) FROM OPERATIONS                                            (781,380)         (860,432)         (207,414)         (344,750)
                                                              ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE)
    Gain on revaluation of derivatives                             755,409              --             358,761              --
    Amortization of discount on debt conversion                   (793,454)         (285,695)         (254,707)         (113,576)
    Gain (loss) on sales of securities available for sale           71,578           (35,109)           45,167              --
    Write-off of financing costs                                   (60,000)         (133,805)             --             (20,000)
    Other income (expense), net                                   (130,321)           31,728           (38,486)           14,208
    Interest expense                                              (139,597)          (79,992)          (50,637)          (46,696)
                                                              ------------      ------------      ------------      ------------
Total other income (expense)                                      (296,385)         (502,873)           60,098          (166,064)
                                                              ------------      ------------      ------------      ------------

(LOSS) FROM OPERATIONS BEFORE
PROVISION FOR INCOME TAXES                                      (1,077,765)       (1,363,305)         (147,316)         (510,814)

PROVISION FOR INCOME TAXES                                            --                --                --                --
                                                              ------------      ------------      ------------      ------------

NET (LOSS) APPLICABLE TO
COMMON SHARES                                                 $ (1,077,765)     $ (1,363,305)     $   (147,316)     $   (510,814)
                                                              ============      ============      ============      ============


NET (LOSS) PER COMMON SHARE
    Basic and diluted                                         $      (0.01)     $      (0.02)     $      (0.00)     $      (0.01)
                                                              ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic and diluted                                          138,947,549        60,262,726       150,976,083        66,178,395
                                                              ============      ============      ============      ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED OTHER
                           COMPREHENSIVE INCOME (LOSS)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005


                                                              Comprehensive
                                                              Income (Loss)
                                                               ----------
Balance at January 1, 2005                                     $  (50,000)

Recapture unrealized loss on securities available for sale         50,000
                                                               ----------
Balance at September 30, 2005                                  $     --
                                                               ==========

Balance at January 1, 2006                                     $     --

Unrealized gain on securities available for sale                   39,650
                                                               ----------
Balance at September 30, 2006                                  $   39,650
                                                               ==========























          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   For the nine months ended
                                                                Sept 30, 2006     Sept 30, 2005
                                                                 ------------      ------------
CASH FLOW (USED IN) OPERATING ACTIVITIES
   Net (loss)                                                    $ (1,077,765)     $ (1,363,305)
   Adjustments to reconcile net (loss) to net cash (used in)
     operating activities, net of effects of acquisition
   Net loss (gain) on sale of securities available for sale           (71,578)           35,109
   (Gain) on revaluation of derivatives                              (755,409)             --
   Depreciation                                                        43,107            24,000
   Amortization of other intangibles                                    4,600             4,586
   Amortization of debt discounts                                     656,708              --
   Common stock issued for services and compensation                   81,000           155,342
   Common stock issued for debt conversion discount                   136,746           285,696
   Deferred interest income on convertible debentures                 (11,627)          (11,077)
   Accrued interest expense on notes payable                             --              50,946
   Accrued interest expense on debentures payable                        --                 515
   Write off of debt issue costs                                       60,000           133,805
   Changes in certain assets and liabilities:
      Accounts receivable                                            (408,081)         (232,986)
      Inventory                                                         5,201              --
        Prepaid expenses and other assets                               5,225           (79,462)
      Accounts payable and accrued liabilities                        348,071            50,221
      Deferred revenue                                                 70,858            11,955
      Related party accounts                                          (43,557)           76,691
                                                                 ------------      ------------
Total cash (used in) operating activities                            (956,501)         (857,964)
                                                                 ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                 (94,847)          (96,988)
   Business acquisition costs                                         (97,000)             --
   Net proceeds from sale of securities available for sale            106,462              --
   Purchase of convertible debentures                                    --            (328,695)
                                                                 ------------      ------------
Total cash (used in) financing activities                             (85,385)         (425,683)
                                                                 ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of related party loans                                   (90,639)           (6,786)
   Proceeds from notes payable & convertible debentures               803,000         1,361,195
   Repayment of notes payable & convertible debentures               (235,000)          (28,709)
   Proceeds of capital leases                                          60,835            27,344
   Repayment of capital leases                                        (27,660)          (16,884)
                                                                 ------------      ------------
Total cash provided by financing activities                           510,536         1,336,160
                                                                 ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (531,350)           52,513
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     1,016,993           346,635
                                                                 ------------      ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                        $    485,643      $    399,148
                                                                 ============      ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                              $     20,652      $      9,223
                                                                 ============      ============
   Income taxes                                                  $    250,712      $       --
                                                                 ============      ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the nine months ended September 30, 2006:
---------------------------------------------

a) Issued 3,703,704 shares of Class A Common Stock with a total value of $40,741 for conversion of $25,000 of principal on outstanding debentures with Cornell Capital Partners, LP.

b) Issued 4,347,826 shares of Class A common stock valued at $40,000 pursuant to the asset purchase agreement with Jodi Katz.

c) Issued 16,212,208 shares of Class A common stock with a value of $176,622 for repayment of $74,577 of loans and accrued salaries for two officers of the Company.

d) Issued 2,400,000 shares of Class A common stock with a value of $30,000 for conversion of $11,040 of debt for legal services.

e) Issued 6,900,000 shares of Class A common stock with a value of $81,000 for compensation and bonuses to employees of SWK Technologies, Inc.

f) On June 2, 2006, the Company concluded the acquisition of AMP-Best Consulting, Inc. Pursuant to the asset purchase agreement, Trey issued 6,000,000 shares of Class A common stock valued at $75,000 to Patrick J. Anson, Crandall Melvin III and Michelle Paparo. The net effect on cash flows is as follows:

      Cash at closing                              $   (85,000)
      Inventory                                          5,058
      Prepaid expenses & security deposit                1,461
      Property and equipment                            88,153
      Goodwill                                         533,481
      Lease obligations                                (88,153)
      Promissory notes                                (380,000)
      Common stock                                     (75,000)
                                                   -----------
      Total                                        $      --
                                                   ===========









          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

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

d) Issued 11,662,792 shares of Class A common stock with a value of $317,902 for repayment of accrued salaries for two officers of the Company.

e) Issued 1,367,292 shares of Class A common stock with a value of $54,692 for compensation and bonuses to employees of SWK Technologies, Inc.

f) Issued 350,000 shares of Class A common stock with a value of $13,650 for marketing services.

g) Issued 270,270 shares of Class A common stock with a value of $10,000 for a partial repayment of an obligation to a previous officer of iVoice, Inc.

h) Issued 2,223,746 shares of Class A common stock with a value of $66,712 for a partial repayment of an obligation to an unrelated party for legal services provided in a prior period.

i) Issued 3,000,000 warrants for Class A common stock with a value of $87,000 pursuant to the consulting agreement with Thornhill Capital LLC to advise and assist the Company in mergers, acquisitions and in developing an effective business strategy to increase shareholder value.

j) On May 16, 2005, the 10 million shares of Laser Energetics Class A Common Stock were assigned to iVoice, Inc. as settlement of all Administrative Fees owed by the Company to iVoice. The value of the exchanged securities was determined to be $64,891.




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

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

Certain intellectual property, representing the software codes of the Automatic Reminder, was sold in November 2004 to Laser Energetics, Inc. (LEI), a New Jersey based technology company. The Company received 10 million shares of Laser Energetics Class A Common Stock and was further issued a convertible debenture by Laser Energetics, Inc. in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. On May 16, 2005, the 10 million shares of Laser Energetics Class A Common Stock were assigned to iVoice, Inc. as settlement of all Administrative Fees owed by the Company to iVoice. As of September 30, 2006, the Company has determined that the value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2005 and 2006, were written down to zero as a provision for doubtful accounts.

The Company is publicly traded and is currently traded on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "TYRIA".

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

Basis of presentation
---------------------
The accompanying condensed consolidated financial statements include the accounts of Trey Resources, Inc. (the "Company" or "Trey") and its wholly owned subsidiaries, SWK Technologies, Inc. and BTSG Acquisition Corp. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-KSB.

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

On June 2, 2006, Trey Resources' wholly-owned subsidiary, SWK Technologies, Inc., executed an asset purchase agreement between and among AMP-Best Consulting, Inc. ("AMP-Best"), a New York Corporation, Patrick Anson, Crandall Melvin III and Michelle Paparo for acquisition of certain assets, the customer list and business name of AMP-Best. Terms of the agreement provided for a cash payment at closing of $85,000, issuance of a $380,000 promissory note to Crandall Melvin III, the issuance of 6,000,000 shares of Trey Resource's Class A Common Stock and employment agreements for Patrick Anson, Crandall Melvin III and Michelle Paparo. Payments on the promissory note are to commence 120 days after the closing for a term of 5 years.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

The result of operations for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2005. References to the "Company," "we," "us" and "our" refer to Trey Resources Inc.
and its subsidiaries.

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

The Company maintains cash and cash equivalent balances in financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. The uninsured cash balances at September 30, 2006 were $300,003.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

Accounts Receivables
--------------------
Accounts receivables consist primarily of uncollected invoices for maintenance and professional services. Payment for software sales are due in advance of ordering from the software supplier. Payment for maintenance and support plan renewals are due before the beginning of the maintenance period. Payment for professional services are due 50% in advance and the balance on completion of the services. The Company maintains a small provision for bad debts and reviews the provision quarterly.

Inventory
---------
Inventory consists primarily of pre-packaged software programs that are held for resale to customers. Cost is determined by specific identification tied back to the purchase order from the software supplier.

Property and Equipment
----------------------
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

Deferred Revenues
-----------------
Deferred revenues consist primarily of annual telephone support plan revenues that will be earned in future periods.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

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

The computation of basic EPS is computed by dividing income (loss) available to common stockholders by weighted average number of common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position. The Company had common stock equivalents of 7,075,000 at September 30, 2006 and 2005, respectively.

The shares used in the computations are as follows:

                                            For the nine                      For the three
                                     Months ending September 30,       Months ending September 30,
                                    ----------------------------      ----------------------------
                                       2006              2005            2006              2005
                                    -----------       ----------      -----------       ----------
Basic and Diluted EPS Purposes      138,947,549       60,262,276      150,976,083       66,178,395
                                    ===========       ==========      ===========       ==========

Derivative Liabilities
----------------------
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the nine months ended September 30, 2006 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures.

Comprehensive Income
--------------------
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that typically are required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments indebt and equity securities. As of September 30, 2005, the Company recaptured its unrealized loss on securities available for sale from the year ended December 30, 2004. As of September 30, 2006, the Company recorded $39,650 for unrealized gains on Voyager One securities held for sale.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

Recent Accounting Pronouncements
--------------------------------
On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company implemented the revised standard in the fourth quarter of fiscal year 2005. For the nine months ended September 30, 2006, FAS 126R did not have any impact on the financial statements.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position, results of operations, or cash flows for the nine months ended September 30, 2006.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

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

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 is not anticipated to have a material impact on the Company's financial position or results of operations.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

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

These acquisitions have been valued by the strength of the client lists, and as such, have been reviewed for impairment at December 31, 2005. At December 31, 2005, management determined that the goodwill acquired in 2005 and prior periods should be impaired by $361,100 based on the reduced repeat sales from the clients. At September 30, 2006, management has determined that no further write-down for impairment is required.

NOTE 4 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceed current assets by approximately $4 million as of September 30, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 5 - SECURITIES AVAILABLE FOR SALE

On August 10, 2006, the Company converted $35,000 of its Voyager Convertible Debenture into 1 million shares of Voyager Class A common stock. During the current period, the Company sold 390,000 of these shares and a balance of 610,000 shares remained at September 30, 2006. The market value of these shares at September 30, 2006 was $61,000. The unrealized gain of $39,650 is recorded as "Unrealized gain on securities available for sale" on the Consolidated Statement of Accumulated Other Comprehensive Income (Loss).

NOTE 6 - CONVERTIBLE DEBENTURES RECEIVABLE

In November 2004, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. As part of the sale, the Company was issued a convertible debenture in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. As of September 30, 2006, the Company has determined that value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2005 and 2006, were written down to zero as a provision for doubtful accounts.

In January 2005, the Company purchased $328,695 of Voyager One, Inc. convertible debentures from Cornell Capital Partners. The debentures, which bear interest at the rate of 5% per annum, have a three year term, and are convertible into shares of Voyager One, Inc. Common Stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The convertible debentures are convertible at the holder's option any time up to the maturity date. During the nine months ending September 30, 2006, the company converted $53,000 of principal into 2,154,286 share of Class A Common Stock of Voyager One. Of this amount, 1,544,286 shares were sold in the open market for a gain of $66,231. We also exercised a conversion for $10,695 on August 15, 2006 that Voyager paid in cash for the net proceeds of $16,802, for a realized gain of $5,347. At September 30, 2006, the aggregate value of the debentures plus deferred interest income is $290,999. The balance of the Voyager One Common Stock that is unsold, $21,350, is recorded as Securities available for sale.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 7 -  INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At September 30, 2006, deferred tax assets consist of the following:

          Deferred tax assets                     $  1,963,000
          Less: Valuation allowance                 (1,963,000)
                                                  ------------
          Net deferred tax assets                 $        -0-
                                                  ============

At September 30, 2006, the Company had a federal net operating loss carry forward in the approximate amounts of $5,775,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - NOTES PAYABLE

In January 2005, the Company issued a promissory note payable to Cornell Capital Partners, LP for $1,150,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. As of December 31, 2005, $325,000 was repaid for principal through the issuance of 32,559,098 shares of Class A common stock. On December 30, 2005, the balance of the principal ($825,000) and accrued interest ($126,091) was transferred to a Secured Convertible Debenture as discussed in Note 9.

In August 2005, the Company issued a promissory note payable to Cornell Capital Partners, LP for $200,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. On December 30, 2005, the balance of the principal ($200,000) and accrued interest ($7,956) was transferred to a Secured Convertible Debenture as discussed in Note 9.

During the nine months ended September 30, 2006, SWK Technologies, Inc. drew an additional $28,000 from its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% (9.25% at September 30, 2006) per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of September 30, 2006, the aggregate balance of the line of credit is $173,000. Interest payments during the nine months ending September 30, 2006 were $7,951.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 9 - CONVERTIBLE DEBENTURES PAYABLE

In January 2003, the Company entered into subscription agreements with certain purchasers to issue $140,000 in convertible debentures, with interest payable at 5% annum. The notes are convertible into the Company's Class A common stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price for the Common Stock on the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date.

Pursuant to the subscription agreements set forth above, on March 25, 2003, the Company issued $40,000 in 5% convertible debentures and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement. The 20% beneficial conversion feature was previously recorded as prepaid financing costs, until such time as the Company's Class A common stock into which the debentures are convertible was registered and deemed effective by the U.S Securities and Exchange Commission. The Company completed the effective registration of the Company's common stock, and any amounts capitalized have been charged to expense in accordance with EITF Issue 98-5. During the nine months ended September 30, 2006, no additional payments have been made on these outstanding convertible debentures. Total outstanding principal balance of the convertible debentures at September 30, 2006 was $15,000, plus accrued interest of $3,734.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to such purchase agreement, Cornell shall purchase up to $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures. On May 2, 2006, the second $600,000 was funded 2 business days prior to the date the registration statement was filed with the United States Securities and Exchange Commission.

Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 7.5%. Payment of principal and accrued interest shall be paid on or before December 30, 2007 on the 2005 debentures and May 2, 2008 for the 2006 debenture. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert in whole or in part at any time and from time to time, any amount of principal and accrued interest at a price equal to

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP ("Conversion Price"). In the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the holder of the debenture may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect. A holder of the debenture may not convert this Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the holder of the debenture beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture. Providing that the holder of the debenture meets all restrictions and that the Company does not enter into default, then the Company would expect to issue approximately 344,000,000 shares of Common Stock in settlement of the three secured convertible debentures, over the life of these debentures at the current Conversion Price of $.0075.

During the nine months ended September 30, 2006, the Company issued 3,703,704 shares of Class A common stock for repayment of $25,000 of principal on the convertible debenture held by Cornell Capital Partners, LP.

The aggregate principal value of the Cornell debentures is $2,334,047. This amount is shown net of the unamortized portion of the discount on conversion of $1,290,228. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

NOTE 10 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK", the conversion feature associated with the Cornell Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,946,936 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $1,243,321. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

         Fair market value of stock          $0.00750
         Exercise price                      $0.00675
         Dividend yield                         0.00%
         Risk free interest rate                4.00%
         Expected volatility                   99.69%
         Expected life                  1.25 to 1.58 Years

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 11 - DUE TO RELATED PARTIES

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

Total amounts owed to Mr. Mahoney at September 30, 2006, representing unpaid salary, unpaid expense and auto allowances and the one-time payment in connection with the Spin-off totaled $764,550.

Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $600 and an auto allowance of $800. Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000. In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004. During the nine months ending September 30, 2006, Mr. Meller received $125,000 cash payments and $37,289 of the Company's Class A Common Stock as approved by the Board of Directors as repayment of his accrued compensation.

Total amounts owed to Mr. Meller at September 30, 2006, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $515,212.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

NOTE 12 - NOTES PAYABLE TO RELATED PARTIES

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

Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The note bears interest at the rate of 9.5% per annum on the unpaid balance until paid or until default. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one Class B common stock share of Trey Resources, Inc., par value $0.00001, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing
(x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. During the nine months ending September 30, 2006, Mr. Mahoney received $125,000 cash payment and $37,289 of the Company's Class A Common Stock, both of which were applied to the principal of the loan. At September 30, 2006 the principal balance on this note was $29,819 and accrued interest was $47,879.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At September 30, 2006, the outstanding balance to Mr. Berman was $13,456.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At September 30, 2006, the outstanding balance to Ms. Berman was $13,456.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

In connection with the acquisition of Wolen Katz, the Company agreed to pay Ms. Katz $12,000 payable in twelve (12) equal monthly installments commencing on the 90th day following the Closing Date. At September 30, 2006, the outstanding balance to Ms. Katz was $8,000.

In connection with the acquisition of AMP-Best, the Company agreed to collect some outstanding receivables and to pay some outstanding payables of the previous company. At September 30, 2006, the outstanding balance due to the previous owners of AMP-Best was $33,497.

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of September 30, 2006, the principal balance on the note is $380,000 and accrued interest is $9,816.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

o See Note 11 to the Financial Statements for information related to the employment agreements between Jerome Mahoney and Mark Meller.

o The Company has entered into subscription agreements with certain purchasers for the sale of $140,000 in convertible debentures. The convertible debentures are convertible into Class A common stock at the discretion of the holders. During 2004, the Company issued 2,444,177 shares of Trey's Class A common stock for repayment of $125,000 of principal. As of September 30, 2006, $15,000 remained due on the principal and $3,734 was due for accrued interest on these debentures.

o The Company assumed a total of $324,000 in accrued liabilities and related party debt outstanding and incurred by iVoice. The terms and conditions of the liabilities and debt being assumed are as follows:

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

    Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of September 30, 2006, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

o On December 30, 2005, the Company entered an Investor Registration Rights Agreement with Cornell Capital Partners, LP. Pursuant to the terms of the agreement, the Company was to file a registration statement with the SEC within 60 calendar days and to use its best efforts to have the Initial Registration Statement declared effective by the SEC no later than 120 calendar days after the date of the agreement. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company's Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty
    (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. As of September 30, 2006, the Company has incurred $152,224 in Liquidated Damages and there is no maximum stipulated in the agreement.

NOTE 14 - CAPITAL STOCK

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

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2006, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of September 30, 2006:
10,000,000,000 shares of authorized common stock with a par value of $.00001, 154,514,126 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

For the nine months ending September 30, 2006, the Company had the following transactions in its Class A common stock:

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

>> The Company issued 16,212,208 shares of its Class A common stock with a total value of $176,622 to officers of the Company as repayment of loans and accrued salaries. Of this amount, $74,577 was for repayment of principal and $102,045 represents discount on conversions.

>> The Company issued 2,400,000 shares of Class A common stock with a total value of $30,000. Of this amount, $11,040 was for repayment legal services. The balance of $18,960 represents discount on conversions.

>> The Company issued 6,900,000 shares of Class A common stock for compensation and bonuses to employees of SWK Technologies, Inc, valued at $81,000.

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Each share of Class B stock has voting rights equal to 100 Class A Common Stock shares. As of September 30, 2006, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2006 AND 2005

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1,000 to 1 with respect to Class A Common Stock. As of September 30, 2006, no shares were issued or outstanding.

NOTE 15 - ACQUISITIONS AND MERGERS

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

NOTE 16 - SUBSEQUENT EVENTS

>> On October 10, 2006, the Company sent notice to Voyager One of its intent to convert $50,000 of principal on the Voyager One Debenture into 1,639,344 shares of Class A Common Stock of Voyager One.

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

NINE MONTHS ENDING SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDING SEPTEMBER
------------------------------------------------------------------------------
30, 2005
--------

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

Revenues for the nine-month period ended September 30, 2006 were $4,695,655 as compared to sales of $3,104,035 for the nine-month period ending September 30, 2005, an increase of $1,591,620, or 51.3%. These sales were all generated by the Company's operating subsidiary, SWK Technologies ("SWKT"). SWKT sales increased as the result of increased focus by management on marketing and sales across all its product lines, as well as a contribution to sales from AMP-Best Consulting, Inc, which SWKT acquired on June 2, 2006.

The gross profit for the nine months ended September 30, 2006 of $1,743,209 represents the gross profit of SWKT. As a percentage of sales, gross margin was 37.1% for the nine-month period ending September 30, 2006. Gross profit for the nine months ended September 30, 2005 was $1,133,772, which was 36.5% of sales. Total gross profit increased by $609,437 when compared to the prior year. The mix of products being sold by the company changes from time to time, such that the overall gross margin percentage marginally increased. Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases, while consulting and network services typically carry higher gross margins.

Total operating expenses were $2,524,589 for the nine-month period ending September 30, 2006, an increase of $530,385 over the nine-month period ending September 30, 2005, which totaled $1,994,204. The increase is primarily a result of SWKT increased selling and marketing expenses for salaries and benefits as management increased headcount necessary to increase sales and to support higher sales volumes.

Total other income (expense) for the nine months ended September 30, 2006 were an expense of $296,385, a decrease of $206,488 in other expenses over the nine-month period ending September 30, 2005. The decrease in other expenses primarily reflects the gain on the revaluation of derivatives of $755,409, an increase $106,687 in the gain on sales of securities available for sale, and a decrease in the write off of financing costs in the amount of $73,805. These changes were offset by an increase of $59,605 in interest expense on outstanding indebtedness, an increase of $507,759 in amortization of debt conversion discounts and a decrease of $162,049 in other income, due to the write-off of liquidated damages on the Cornell Investor Registration Rights Agreement.

Net loss for the nine-month period ending September 30, 2006 was $1,077,765 as compared to net loss of $1,363,305 for the nine-month period ending September 30, 2005. The decrease in net loss of $285,540 for the respective periods was a result of the factors discussed above.

THREE MONTHS ENDING SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDING SEPTEMBER
--------------------------------------------------------------------------------
30, 2005
--------

Prior to our acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey were derived from the license of our automatic reminder and call initiating software products which address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. Until February 11, 2004, the Automatic

Reminder business had only operated as a division of iVoice, Inc. and had never operated on a stand-alone basis. All rights, title, and interest to the Automatic Reminder software source code and product line was sold in November 2004 to a technology company for a $250,000 note and stock

Revenues for the three month period ended September 30, 2006 were $1,787,949 as compared to sales of $1,139,094 for the three-month period ending September 30, 2005, an increase of $648,855, or 57.0%. These sales were all generated by the Company's operating subsidiary, SWKT. SWKT sales increased as the result of increased focus by management on marketing and sales across all its product lines, as well as a contribution to sales from AMP-Best Consulting, Inc, which SWKT acquired on June 2, 2006.

The gross profit for the three months ended September 30, 2006 of $656,041 represents the gross profit of SWKT. As a percentage of sales, gross margin was 36.7% for the three-month period ending September 30, 2006. Gross profit for the three months ended September 30, 2005 was $392,711, which was 34.5% of sales. Total gross profit increased by $263,330 when compared to the prior year. The mix of products being sold by the company changes from time to time, such that the overall gross margin percentage marginally increased. Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases, while consulting and network services typically carry higher gross margins.

Total operating expenses were $863,455 for the three-month period ending September 30, 2006, an increase of $125,994 over the three-month period ending September 30, 2005, which totaled $737,461. The increase is primarily a result of SWKT increased selling and marketing expenses for salaries and benefits as management increased headcount necessary to increase sales and to support higher sales volumes.

Total other income (expense) for the three months ended September 30, 2006 were an income of $60,098, a net increase of $226,162 in other income over the three-month period ending September 30, 2005. The increase in other income primarily reflects a gain on revaluation of derivatives of $358,761, an increase of $45,167 in the gain on sales of securities available for sale and a decrease of $20,000 on the write off of financing costs. These changes were offset by an increase of $141,131 in amortization of debt conversion discounts, an increase of $3,941 in interest expense on outstanding indebtedness and a decrease of $52,694 in other income due to the write-off of liquidated damages on the Cornell Investor Registration Rights Agreement.

Net loss for the three-month period ending September 30, 2006 was $147,316 as compared to net loss of $510,814 for the three-month period ending September 30, 2005. The decrease in net loss of $363,498 for the respective periods was a result of the factors discussed above.

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

To date, Trey has incurred substantial losses, and will require financing for working capital to meet its operating obligations. While we have recently raised sufficient working capital to fund our operations for what we believe should be sufficient for the next six months, we will subsequently need to raise additional capital to fund our future operations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

In January 2003, the Company entered into a subscription agreement with certain accredited investors to issue $250,000 in convertible debentures, with interest payable at 5% per annum. On March 31, 2003, Trey issued $40,000 in convertible debentures to 4 individual investors under the subscription agreement. On September 19, 2003, Trey issued $100,000 in convertible debentures to Cornell Capital Partners pursuant to the subscription agreement. The debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the registration of shares or
(b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debentures have a term of two years with all accrued interest due at the expiration of the term. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004. As of September 30, 2006, $15,000 remained due on the principal and $3,734 was due for accrued interest on these debentures.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to such purchase agreement, Cornell shall purchase up to $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures. The debentures are due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the Cornell debentures at September 30, 2006 is $2,451,949 for principal and interest.

In connection with the acquisition of SWK, Inc. Trey has assumed a total of $664,642 in liabilities and has borrowed an additional $35,000 from an unrelated third party. Of the liabilities assumed, a total of $216,372 has been repaid by Trey at the closing and the $35,000 note is being paid at the rate of $1,500 per week. As of September 30, 2006, the entire balance on this note was paid in full. On its audited financial statements for the year ending December 31, 2003, SWK, Inc., was issued a going concern opinion by its auditors who cited recurring losses, a deficiency of cash flows from operations and the lack of liquidity as the basis of their opinion.

Pursuant to the Spin-Off from iVoice, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $9,000. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The aggregate balance of these obligations at September 30, 2006 is $127,198. The assumed obligations are described below.

Trey assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney in exchange for the assets it received pursuant to the Spin-Off of the Automatic Reminder business. This amount is related to funds loaned to iVoice and unrelated to the operations of Trey. Trey, for value received, promised to pay Mr. Mahoney the principal sum of $250,000 at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due annually. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Trey, par value $0.00001, for each dollar owed, (ii) the number of shares of Class A Common Stock of Trey calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At September 30, 2006, the principal on this note was $29,819 and accrued interest was $47,879.

Mr. Mahoney agreed to forego receiving any shares he would have been entitled to receive in the Spin-Off by virtue of his ownership of either iVoice Class A or Class B Common Stock.

Trey assumed an outstanding obligation to Kevin Whalen of $74,000 for amounts due for unpaid salary from iVoice. This amount is related to services provided to iVoice and unrelated to the operations of Trey. However, because Mr. Whalen assisted in the preparation of the financial statements and footnotes related to the spin-off, Trey assumed this obligation to Kevin Whalen. A portion of the obligation is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by
(y) the average closing bid price of Class A Common Stock of Trey for the five
(5) business days immediately preceding the conversion date. As of September 30, 2006, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

During the nine-month period ending September 30, 2006, SWK Technologies, Inc. drew down an additional $28,000 from its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of September 30, 2006, the aggregate balance of the line of credit is $173,000.

In connection with the acquisition of AMP-Best consulting, Inc., SWKT issued a note in the
amount of $380,000 to Crandall Melvin III and further assumed a capitalized lease with M&T Bank in the amount of $88,153 for certain furniture, fixtures, and equipment.

During the nine months ended September 30, 2006, Trey had a net decrease in cash of $531,350. Trey's principal sources and uses of funds were as follows:

CASH USED BY OPERATING ACTIVITIES. Trey used $956,501 in cash for operating activities in the nine months ended September 30, 2006, an increase of $98,537 in cash used in operations as compared to cash used for operating activities of $857,964 in the nine months ended September 30, 2005. The increase is primarily the result of the increased accounts receivables on higher sales, payments of prior year franchise taxes and the cash payments on related party accounts.

CASH USED BY INVESTING ACTIVITIES. Investing activities for the nine months ended September 30, 2006 used $85,385 for the purchase and upgrade of computers and network equipment, and business acquisition costs, offset by $106,462 net proceeds realized from the sale of securities. Investing activities for the nine months ended September 30, 2005 used $425,683. Of this amount, $96,988 was used make leasehold improvements and to purchase furniture and equipment during the move to the new facility and $328,695 was used to purchase convertible debentures from Cornell Capital.

CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the nine months ended September 30, 2006 resulted in the Company receiving a total of $510,536 in cash. This total primarily consisted of net proceeds from the issuance of convertible debentures in the amount of $540,000, $28,000 net advances on the SWKT line of credit and proceeds from capital leases of $60,835. This was offset by repayments of related party loans of $90,639 and repayment of capital leases of $27,660. Financing activities in the nine months ended September 30, 2005 provided a total of $1,336,160 in cash. This total primarily consisted of $1,216,195 in note payable proceeds representing advances under the equity line of credit with Cornell Capital Partners and an additional borrowing of $145,000 from the SWKT line of credit. In addition, some of the new equipment purchases were financed by the supplier for a total of $27,344.

While we have recently raised sufficient working capital to fund our operations for what we believe should be sufficient for the next six months, management is uncertain that it can generate sufficient cash to sustain its operations thereafter. Management can give no assurances that we will be able to generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern.

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

Trey Resources, Inc.

By: /s/ Mark Meller                               Date:   November 16, 2006
    ----------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Accounting Officer

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