Form 10KSB
period 2006-12-31
TREY RESOURCES INC
filed 2007-04-09
CIK 1236275

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered under Section 12(b) of the Exchange Act: None. Securities registered under Section 12(g) of the Exchange Act: Class A common, $.00001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Issuer's revenues for its most recent fiscal year. $6,585,883 As of March 30, 2007, the Registrant had 223,352,546 shares of Class A, $.00001 par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $1,740,678 Transitional Small Business Disclosure Format (Check one):
Yes [ ]; No [X]

                                     PART I

Item 1. Description of business                                                4
Item 2. Description of property                                               18
Item 3. Legal proceedings                                                     19
Item 4. Submission of matters to a vote of security holders                   19

                                     PART II

Item 5. Market for common equity and related stockholder matters.             20
Item 6. Management's discussion and analysis or plan of operations.           25
Item 7. Financial statements                                                  31
Item 8A. Controls & Procedures                                                31

                                    PART III

Item 9. Directors, executive officers, promoters and control persons,
    compliance with Section 16(a) of the Exchange Act                         33
Item 10.Executive compensation.                                               36
Item 11.Security ownership of certain beneficial owners and management        39
Item 12.Certain relationships and related transactions                        42
Item 13.Exhibits                                                              43
Item 14. Principal Accountant Fees and Services                               45

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS BACKGROUND

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

Financial Accounting Software

         As of December 31, 2006, approximately 29% of our total revenue was generated from the resale of accounting software published by Sage Software, Inc. (Sage) for the financial accounting requirements of small and medium sized businesses focused on manufacturing and distribution, and the delivery of related services from the sales of these products, including installation, support and training. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to accounting, including financial reporting, accounts payable and accounts receivable, and inventory management.

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

         We provide end-user technical support services through our support/help desk. A staff of 3 full-time product and technology consultants assist customers calling with questions about product features, functions, usability issues, and configurations. The support/help desk offers services in a variety of ways, including prepaid services, time and materials billed as utilized and annual support contracts. Customers can communicate with the support/help desk through e-mail, telephone, and fax channels. Standard support/help desk services are offered during normal business hours five days per week.

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

         We market our "MAPADOC" solutions to our existing and new small and medium-sized business customers, and through a network of resellers. As of December 31, 2006, we have a sales team and 5 technical specialists involved in marketing and supporting sales of the "MAPADOC" product and associated services.

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

         We market the Radio Beacon solution to our existing and new medium-sized business customers. As of December 31, 2006, we have five salespeople and two technical specialists involved in marketing and supporting sales of the Radio Beacon product and associated services.

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

         We also provide, as consultants, the information technology (IT) audit required by Section 404 of the Sarbanes Oxley Act of 2002. Section 404 (SOX 404) requires CEOs, CFOs, and outside auditors to attest to the effectiveness of internal controls for financial reporting. To satisfy Section 404 requirements, CEO's, CFO's, and outside auditors must sign off on company's internal controls. They need to know that the company can document its adherence to IT procedures and processes, and that IT processes supporting financial management systems are well controlled. Our qualified staff of certified network engineers and certified public accountants allows us to provide these audits to small and medium sized publicly traded corporations. Our competition to render these services includes accounting firms and independent information technology consultants like ourselves.


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


CUSTOMERS

         We market our products to private companies throughout the United States. In the year ended December 31, 2006, the revenues generated by our top ten customers represented approximately twenty five percent (25%) of consolidated revenues, and no single customer accounted for ten percent or more of our consolidated revenues.


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


EMPLOYEES

         As of December 31, 2006, we had approximately 38 full time employees and 3 part time employees located in one office in New Jersey, two offices in New York and one office in California. All but five of our current employees were formerly employees of the companies that we acquired. Approximately nine of our employees are engaged in sales and marketing activities and approximately twelve employees are engaged in service fulfillment.


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

AS OF DECEMBER 31, 2006 THERE WAS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. THE COMPANY MAY NOT BE ABLE TO CONTINUE ITS OPERATIONS AND THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.

         As of December 31, 2006, the Company's independent public accounting firm issued a "going concern opinion" wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. The Company did not generate sufficient cash flows from revenues during the year ended December 31, 2006 to fund its operations. Also, as of December 31, 2006, the Company had negative net working capital of approximately $4.0 million. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE HAVE A LIMITED OPERATING HISTORY.

         We did not begin our value added reseller, software, and consulting business until June 2004. Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects. We cannot assure successfully address the risks involved in operating our business. Our failure to do so could materially adversely affect our business, financial condition and operating results.

WE HAVE HISTORICALLY LOST MONEY AND MAY CONTINUE TO LOSE MONEY IN THE FUTURE.

         We have historically lost money. For the years ended December 31, 2006 and 2005, we had net losses of $2,351,573and $2,408,644, respectively, and net losses of $0.02 and $0.04 per share, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations may not be profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

         As of March 30, 2007, Jerome R. Mahoney and Mark Meller, our Non-Executive Chairman of the Board of Directors and our President, respectively, collectively owned approximately 78% of our outstanding shares of our Class A common stock (assuming the conversion of outstanding debt into shares of Class A common stock and/or Class B common stock). Mr. Mahoney and Mr. Meller may be able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock. In addition, Mr.

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

WE FACE INTENSE PRICE-BASED COMPETITION FOR LICENSING OF OUR PRODUCTS WHICH COULD REDUCE PROFIT MARGINS.

         Price competition is often intense in the software market. Price competition may continue to increase and become even more significant in the future, resulting in reduced profit margins.

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

         As of December 31, 2006, our Non-Executive Chairman of the Board of Directors, Jerome R. Mahoney, will have the right to convert $74,395 of indebtedness into 74,395 shares of

Class B common stock of Trey Resources, which will be convertible into an indeterminable number of shares of Class A common stock of Trey Resources. This could create, or appear to create, potential conflicts of interest when our Non-Executive Chairman is faced with decisions that could have different implications for Trey Resources. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between iVoice and us following the distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.


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

EXISTING STOCKHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE CORNELL DEBENTURES.

         The sale of shares of Class A Common Stock pursuant to the terms of the Cornell Debentures will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our Class A Common Stock could decline. In addition, for a given advance, we will need to issue a greater number of shares of Class A Common Stock under the Cornell Debentures as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution. [See "Liquidity and Capital Resources" in Item 6. Management's Discussion and Analysis or Plan of Operation.]


THE INVESTORS HOLDING OUR CONVERTIBLE DEBENTURES WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR CLASS A COMMON STOCK.

         The Class A Common Stock to be issued under the Cornell Debentures will be issued at ninety percent (90%) of the lowest Closing Bid Price of the Common Stock during the thirty (30) days trading days immediately preceding the Conversion Date, as quoted by Bloomberg, LP. These discounted sales could cause the price of our Class A Common Stock to decline.

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

         The investors holding our convertible debentures intend to sell the shares of Class A Common Stock in the public market. That means that up to 1,478,404,375 shares of Class A Common Stock may be sold. Such sales may cause our stock price to decline.

THE SALE OF OUR CLASS A COMMON STOCK ISSUABLE UPON CONVERSION OF THE CORNELL DEBENTURES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FURTHER DECLINE OF OUR STOCK PRICE.

         The significant downward pressure on the price of our Class A Common Stock caused by the sale of material amounts of Class A Common Stock under the Cornell Debentures could encourage short sales by third parties. Such an event could place further downward pressure on the price of our Class A Common Stock.

THE ISSUANCE OF SHARES OF CLASS A COMMON STOCK COULD RESULT IN A CHANGE OF CONTROL.

         We have previously registered for resale 1,478,404,375 shares of Class A Common Stock. These shares represent approximately 91% of our outstanding Class A Common Stock, and we anticipate all such shares will be sold from that offering. If all or a significant block of these shares are held by one or more stockholders working together, then such stockholder or stockholders would have enough shares to assume control of Trey by electing its or their own directors.

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

WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO ACCESS EXTERNAL FUNDING WHEN
NEEDED.

         We currently depend on external financing to fund our operations, and we have no current plans to obtain other financing. We cannot assure you that we will be able to obtain such financing on favorable terms, in sufficient amounts, or at all, when needed. Our inability to obtain sufficient financing would have an immediate material adverse effect on us, and our business, financial condition and results of operations.

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

FUTURE SALES OF OUR CLASS A COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

         The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price. Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate. As of March 30, 2007, approximately 13,275,588 shares of our Class A Common Stock could be considered "restricted securities" and saleable only upon registration under the Securities Act of 1933, as amended (the "Securities Act"), upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration.

ISSUANCE OF OUR RESERVED SHARES OF CLASS A COMMON STOCK MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING STOCKHOLDERS.

         We have reserved for issuance shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding. Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock. As of March 30, 2007, we had all of our remaining 9,845,845,874 authorized shares available for future issuance, of which approximately 1,511,815,826 are reserved.


ITEM 2. DESCRIPTION OF PROPERTY.

         We do not own any real property for use in our operations or otherwise. On June 10, 2005, we consolidated our two New Jersey offices and moved into 6,986 square feet of space at 5 Regent Street, Livingston, NJ 07039 at a monthly rent of $7,423. In addition, we continue to lease 1,090 square feet of space in Clifton, NJ at a monthly rent of $1,998. Effective March 15, 2005, we entered into a lease for 621 square feet of space at 900 Walt Whitman Road, Melville, NY 11747 at a monthly rent of $932. On October 30, 2006, we entered into a one-year lease for office space at 1902 Wright Place, Carlsbad, CA 92008, at a monthly rent of $567. On June 2, 2006, the Company entered into a two-year lease for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $1,800. We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose. We also believe that our insurance coverage adequately covers our interest in our leased space. We have a good relationship with our landlords. We believe that these facilities will be adequate for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS.

         We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters relating to our products, product installations or technical services provided.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fiscal year ended December 31, 2006, no matters were submitted to a vote of security holders.


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

                                                   High                   Low
         2005

         First Quarter                            $0.046                 $0.023
         Second Quarter                           $0.027                 $0.011
         Third Quarter                            $0.043                 $0.016
         Fourth Quarter                           $0.018               $0.00963

         2006

         First Quarter                          $0.01488                $0.0080
         Second Quarter                          $0.0200                $0.0090
         Third Quarter                           $0.0110                $0.0064
         Fourth Quarter                          $0.0080                $0.0055

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions


HOLDERS OF COMMON EQUITY.

         As of April 2, 2007, the number of record holders of our common shares was approximately 684.


DIVIDEND INFORMATION.

         To date, the Company has never paid a cash dividend. We have no plans to pay any dividends in the near future. We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.


SALES OF UNREGISTERED SECURITIES.

         In the year ending December 31, 2006, the Company issued the following unregistered securities pursuant to various exemptions from registration under the Securities Act of 1933:

         o On February 27, 2006, the Company issued 4,347,826 shares of its Class A common stock to Jodie Katz pursuant the Asset Purchase Agreement for Wolen Katz Associates. These securities have been issued with a restrictive legend.

         o On May 30, 2006, the Company issued 6,000,000 shares of Class A common stock pursuant to the asset purchase agreement with Patrick J. Anson, Crandall Melvin III and Michelle Paparo.

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

CLASS A COMMON STOCK

         Each holder of our Class A Common Stock is entitled to one vote for each share held of record. Holders of our Class A Common Stock have no preemptive, subscription, conversion, or redemption rights. There are 10,000,000,000 shares authorized and 160,261,297 issued and outstanding at December 31, 2006. Upon liquidation, dissolution or winding-up, the holders of Class A Common Stock are entitled to receive our net assets pro rata. Each holder of Class A Common Stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our Common Stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

CLASS B COMMON STOCK

         Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. Holders of Class B Common Stock are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. There are 50,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2006. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

         Each holder of our Class C Common Stock is entitled to 1 vote for each 1,000 shares held of record. Holders of our Class C Common Stock have no preemptive, subscription, conversion, or redemption rights. Shares of Class C Common Stock are not convertible into Class A Common Stock. There are 20,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2006. Upon liquidation, dissolution or winding-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

PREFERRED STOCK

         Trey filed an amendment to its certificate of incorporation, authorizing the issuance of 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2006, Trey has not issued any shares of Preferred Stock.

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


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         In September 2004, the Board of Directors adopted the Trey Resources, Inc. 2004 Stock Incentive Plan (the "Stock Incentive Plan") in order to attract and retain qualified employees, directors, independent contractors or agents of Trey Resources, Inc. Under the Stock Incentive Plan, the Board of Directors, in its discretion may grant stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights to employees, directors, independent contractors or agents to purchase the Company's common stock at no less than 50% of the market price on the date the option is granted. As of December 31, 2006, there were 75,000 options and warrants to purchase 7,000,000 shares of Class A common stock outstanding. None of these options or warrants was exercised during 2006.

         In September 2004, the Board of Directors adopted the Trey Resources, Inc. 2004 Directors' and Officers' Stock Incentive Plan (the "Directors' and Officers' Plan") in order to attract and retain qualified directors and officers of Trey Resources, Inc. Under the Directors' and Officers' Plan, the Board of Directors, in its discretion may grant stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the
Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights to employees, directors, independent contractors or agents to purchase the Company's common stock at no less than 50% of the market price on the date the option is granted.

                            EQUITY COMPENSATION PLANS

                                Number of securities to be
                                 issued upon exercise of    Weighted average exercise      Number of securities
                                 outstanding options and       price of outstanding       remaining available for
        Plan category                    rights                 options and rights            future issuance
                                           (a)                         (b)                          (c)
Equity compensation plans                   0                          n/a                           0
approved by security holders

Equity compensation plans
not approved by security
holders.                                    0                          n/a                           0

Total                                       0                          n/a                           0

OPTIONS AND STOCK AWARDS

         During the fiscal year ended December 31, 2004, the Company adopted the Trey Resources, Inc. 2004 Stock Incentive Plan (the "Stock Incentive Plan") to:
(i) provide long-term incentives and rewards to employees, directors, independent contractors or agents the Company and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders. The Board of Directors authorized the issuance of up to 2.4 million shares of Class A common stock under the Stock Incentive Plan. In 2005, the Board of Directors amended this plan to increase the authorized number of shares to 20 million Class A Common Stock. In 2006, the Board of Directors adopted an Amended and Restated Trey Resources, Inc. 2004 Stock Incentive Plan which provided that the Board of Directors may authorize the grant and issuance of up to twenty percent (20%) of the outstanding number of Class A Common Stock shares, from time to time.

    During 2006, the following securities were issued pursuant to this Plan:

         o On April 20, 2006, May 19, 2006 and September 15, 2006, the Company issued the aggregate of 6,900,000 shares of Class A common stock for compensation and bonuses to employees.

         o On May 16, 2006, the Company issued 2,400,000shares of Class A common stock to a Lawrence A. Muenz, partner of Meritz & Muenz LLP, for legal services provided in the prior year.



     During 2005, the following securities were issued pursuant to this Plan:

         o On March 2, 2005 and December 16, 2005, the Company issued the aggregate of 9,318,611 shares of Class A common stock for compensation and bonuses to employees.

         o On July 15, 2005, the Company issued 2,223,746 shares of Class A common stock to a Lawrence A. Muenz, partner of Meritz & Muenz LLP, for legal services provided in the prior year.


         During the fiscal year ended December 31, 2004, and as amended, the Company adopted the Trey Resources, Inc. 2004 Directors' and Officers' Stock Incentive Plan (the "Directors' and

Officers' Plan") is to (i) provide long-term incentives and rewards to officers and directors the Company and its subsidiaries; (ii) assist the Company in attracting and retaining officers and directors with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such officers and directors with those of the Company's stockholders. The Board of Directors authorized the issuance of up to 2.4 million shares of Class A common stock under the Directors' and Officers' Plan. In 2005, the Board of Directors amended this plan to increase the authorized number of shares to 20 million Class A Common Stock. In 2006, the Board of Directors adopted an Amended and Restated Trey Resources, Inc. 2004 Directors' and Officers' Plan which provided that the Board of Directors may authorize the grant and issuance of up to twenty percent (20%) of the outstanding number of Class A Common Stock shares, from time to time.


     During 2006, the following securities were issued pursuant to this Plan:

         o At various times during the year ended December 31, 2006, the Company issued 6,212,208 shares of Class A common stock for repayment of accrued salaries for two officers of the Company.


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

DECEMBER 31, 2006 COMPARED TO DECEMBER 31, 2005

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

         Revenues for the fiscal year ended December 31, 2006, totaled $6,585,883, an increase of $2,405,808, or 57.6%. These sales were all generated by the Company's operating subsidiary, SWK Technologies ("SWKT"). SWKT sales increased as the result of increased focus by management on marketing and sales across all its product lines, as well as a contribution to sales from AMP-Best Consulting, Inc, which SWKT acquired on June 2, 2006.

         The gross profit for the year ended December 31, 2006 of $2,484,483 represents the gross profit of SWK. As a percentage of sales, gross profit margin was 37.7% for the year period ending December 31, 2006. Gross profit for the year ended December 31, 2005 was $1,455,669 and 34.8% of sales. Total gross profit increased by $1,028,814 when compared to the prior year. The mix of products being sold by the company changes from time to time, such that the overall gross margin percentage marginally increased. Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases, while consulting and network services typically carry higher gross margins.

         Total operating expenses were $4,215,601for the year ending December 31, 2006, an increase of $896,744 over the prior year period ending December 31, 2005, which totaled $3,318,857. The increase is primarily a result of SWKT increased selling and marketing expenses for salaries and benefits as management increased headcount necessary to increase sales and to support higher sales volumes, write off impairment of goodwill of $700,940 and amortization of intangible assets related to customer lists purchased of $97,580.

         Other expenses for the year ended December 31, 2006 were $590,455, an increase of $44,999 over the year period ending December 31, 2005. The increase in other expenses primarily reflects the gain on the revaluation of derivatives of $770,564, an increase $121,503 in the gain on sales of securities available for sale, and a decrease in the write off of financing costs in the amount of $224,255. These changes were offset by an increase of $77,989 in interest expense on outstanding indebtedness, an increase of $717,557 in amortization of debt conversion discounts, a decrease in gain on sale of assets of $191,497 and a decrease of $174,278 in other income, due to the write-off of liquidated damages on the Cornell Investor Registration Rights Agreement.

         Net loss for the year ending December 31, 2006 was $2,321,573 as compared to net loss of $2,408,644 for the year ending December 31, 2005. The decrease in net loss of $87,071 for the respective periods was a result of the factors discussed above.

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

         In January, 2003, the Company entered into a subscription agreement with certain accredited investors to issue $250,000 in convertible debentures, with interest payable at 5% per annum. On March 31, 2003, Trey issued $40,000 in convertible debentures to 4 individual investors under the subscription agreement. On September 19, 2003, Trey issued $100,000 in convertible debentures to Cornell Capital Partners, LP. ("Cornell Capital Partners") pursuant to the subscription agreement. The debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the registration of shares or (b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debentures have a term of two years with all accrued interest due at the expiration of the term. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004. As of December 31, 2006, $15,000 remained due on the principal and $3,923 was due for accrued interest on these debentures.

         On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to such purchase agreement, Cornell shall purchase up to $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities

Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures. The debentures are due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the Cornell debentures at December 31, 2006 is $2,466,608 for principal and interest.

         In March 2003, Trey issued an aggregate of $40,000 in convertible debentures to Elma S. Foin, Darryl A. Moy, Henry Tyler and Steven R. LeMott. These debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the distribution or (b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years with all accrued interest due and payable at the end of the term. On December 31, 2006, the balance on these debentures is $15,000.

         In connection with the acquisition of SWK, Inc. Trey has assumed a total of $664,642 in liabilities and has borrowed an additional $35,000 from an unrelated third party. Of the liabilities assumed, a total of $216,372 was repaid by Trey at the closing and the $35,000 note is being paid at the rate of $1,500 per week. As of December 31, 2006, the entire balance on this note was paid in full.

         Pursuant to the Spin-Off from iVoice, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $9,000. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

         Trey assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney in exchange for the assets it received pursuant to the Spin-Off of the Automatic Reminder business. This amount is related to funds loaned to iVoice and unrelated to the operations of Trey. Trey, for value received, promised to pay Mr. Mahoney the principal sum of $250,000 at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due annually. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Trey, par value $0.00001, for each dollar owed, (ii) the number of shares of Class A Common Stock of Trey calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At December 31, 2006, the principal on this note was $25,819 and accrued interest was $48,576.

         Mr. Mahoney agreed to forego receiving any shares he would have been entitled to receive in the Spin-Off by virtue of his ownership of either iVoice Class A or Class B Common Stock.

         Trey assumed an outstanding obligation to Kevin Whalen of $74,000 for amounts due for unpaid salary from iVoice. This amount is related to services provided to iVoice and unrelated to the operations of Trey. However, because Mr. Whalen assisted in the preparation of the financial statements and footnotes related to the spin-off, Trey assumed this obligation to Kevin Whalen. A portion of the obligation is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by
(y) the average closing bid price of Class A Common Stock of Trey for the five
(5) business days immediately preceding the conversion date. As of December 31, 2006, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

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

         In the year ended December 31, 2006, SWK Technologies, Inc. drew down $263,000 and repaid $$386,000 from its $250,000 line of credit with Bank of America f/k/a Fleet National Bank. The secured line of credit bears interest at prime plus 1% per annum, which can change with the changes in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Bank of America. This line of credit is also fully guaranteed by the Company. As of December 31, 2006, the outstanding balance payable to Fleet totaled $22,000.

         In connection with the acquisition of AMP-Best consulting, Inc., SWKT issued a note in the amount of $380,000 to Crandall Melvin III and further assumed a capitalized lease with M&T Bank in the amount of $88,153 for certain furniture, fixtures, and equipment. At December 31, 2006, the principal on this note was $371,386.

         During the year ended December 31, 2006, Trey had a net decrease in cash of $643,541. Trey's principal sources and uses of funds were as follows:

CASH USED BY OPERATING ACTIVITIES. Trey used $979,161 in cash for operating activities in the year ended December 31, 2006, an increase of $232,728 as compared to $746,433 in cash used for operating activities in the year ended December 31, 2005. The increase is primarily the result of the increased accounts receivables on higher sales, payments of prior year franchise taxes and the cash payments on related party accounts.

         CASH PROVIDED BY INVESTING ACTIVITIES. For the year ended December 31, 2006, cash provided by investing activities totaled $40,788 as compared to $435,539 in cash used in investing activities in the year ended December 31, 2005. During 2006, the Company used $98,229 for the purchase and upgrade of computers and network equipment, and business acquisition costs, offset by $236,017 net proceeds realized from the sale of securities. In 2005, the company used $435,539 in investing activities primarily for the investment of $328,695 in Voyager One, Inc. and $106,844 for the purchase of equipment and leasehold improvements related to the office relocation in May.

         CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the year ended December 31, 2006 provided a total of $294,817 in cash as compared to $1,852,330 in the year ended December 31, 2005. The 2006 increase primarily consisted of net proceeds from the issuance of convertible debentures in the amount of $540,000 and proceeds from capital leases of $60,835. This was offset by repayments of related party loans of $142,445, $123,000 net repayments on the SWKT line of credit and repayment of capital leases of $40,573. The 2005 increase primarily consisted of $1,741,195 in note payable proceeds representing advances under the equity line of credit and convertible debentures with Cornell Capital Partners and an additional borrowing of $145,000 from a secured line of credit with Bank of America. In addition, some of the new equipment purchases were financed by the supplier for a total of $27,344.

OFF BALANCE SHEET ARRANGEMENTS

         During fiscal 2006, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.


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

                                                      Period Served as
Name                 Age      Position                Officer\Director
----                 ---      --------                ----------------

Jerome R. Mahoney    46       Non-Executive           1-1-03 to present
                              Chairman of
                              the Board of
                              Directors

Mark Meller          47       President, Chief        9-15-03 to present
                              Executive Officer,
                              Chief Financial
                              Officer and Director

John C. Rudy         61       Director                6-9-05 to present


         JEROME R. MAHONEY. Mr. Mahoney has been our Non-Executive Chairman of the Board of Directors since January 1, 2003. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, which was merged with iVoice, Inc. on May 21, 1999. Since May 21, 1999, Mr. Mahoney has served as President and CEO of iVoice, Inc., which was the parent of Trey Resources before the spin-off in February 2004. Since August 2004, Mr. Mahoney has served as Non-Executive Chairman of the Board of Directors of SpeechSwitch, Inc. Since August 2004 through February 2007, Mr. Mahoney has served as Non-Executive Chairman of the Board of Directors of Deep Field Technologies, Inc. Mr. Mahoney has served as President, Chief Executive Officer, Secretary and Director of iVoice Technology, Inc., since August 30, 2006. From August 2004 through August 2006, Mr. Mahoney served as iVoice Technology's Non-Executive Chairman of the Board. Since December 2004, Mr. Mahoney has served as Non-Executive Chairman of the Board of Directors of MM2 Group, Inc. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

         MARK MELLER. Mr. Meller has been the President, Chief Financial Office and Director of the Company, since September 15, 2003, and was further appointed Chief Executive Officer on

September 1, 2004. From November 2004 through February 2007, Mr. Meller served as President, Chief Executive Officer, Chief Financial Officer and Director of Deep Field Technologies, Inc. Since October 2005, Mr. Meller has been the President, Chief Executive Officer, Chief Financial Officer and Director of MM2 Group, Inc. From August 2005 to August 2006, Mr. Meller served as President, Chief Executive Officer and Chief Financial Officer of iVoice Technology, Inc. Since 1988, Mr. Meller has been Chief Executive Officer of Bristol Townsend & Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc, a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs (LBO's). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

         JOHN C. RUDY. Mr. Rudy has been our independent Board Member since June 9, 2005 and is the Chairman of the Audit Committee. Mr. Rudy's financial and business operations career spans more than 35 years and covers a broad spectrum of industries. Since 1992, Mr. Rudy has been President of Beacon Consulting Associates, a firm of business consultants and accountants, with the objective of providing "big business" financial, marketing and business strategy skills to middle market businesses. From 1990 through 1992, he headed Coopers & Lybrand's Turnaround Services practice for the New York Metropolitan area. Prior to that, he was a Principal in a leveraged buyout firm and served as Chief Financial Officer of Plymouth Lampston Stores Corporation, a chain of women's ready-to-wear stores and a chain of hard goods variety stores. Mr. Rudy holds an MBA degree from Emory University in Atlanta, Georgia, and is a Certified Public Accountant in New York State.

         There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person.

         For the year ended December 31, 2006, the Board held one meeting. In addition, the Board acted through written unanimous consent in lieu of a meeting on seven occasions.

AUDIT COMMITTEE

         The Audit Committee currently consists of Messrs. Mahoney and Rudy, with Mr. Rudy serving as the Chairman of the committee. The Audit Committee has one independent member that may be deemed a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing. The Audit Committee met once in 2006. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

CORPORATE GOVERNANCE

DIRECTOR INDEPENDENCE

The Company's board of directors consists of Jerome R. Mahoney, Mark Meller and John C. Rudy. Mr. Rudy is an "independent director" as such term is defined in
Section 4200(a)(15) of the NASDAQ Marketplace Rules.

AUDIT COMMITTEE

The Company's audit committee currently consists of Messrs. Rudy and Mahoney. Mr. Rudy is an independent member of the audit committee under the independence standards set forth in Section 4350(d)(2) of the NASDAQ Marketplace Rules. Mr. Mahoney is not an independent member of the audit committee.

NOMINATING COMMITTEE

The Company does not have a standing nominating committee or a committee performing similar functions, as the Board of Directors consists of only three members, two of which who are not deemed independent. Due to the Company's size, it finds it difficult to attract individuals who would be willing to accept membership on the Company's Board of Directors. Therefore, with only three members of the Board of Directors, the full Board of Directors would participate in nominating candidates to the Board of Directors. The Company did not have an annual meeting of shareholders in the past fiscal year.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         No person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 ("Reporting Person") failed to file on a timely basis the necessary reports, on Forms 3, 4, or 5, as required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except for:

         Mark Meller sold an aggregate of 2,843,856 Class A Common Stock shares during the period of January 3, 2006 and February 27, 2006, but did not disclose these transactions on Form 4 until April 14, 2006. Mark Meller sold an aggregate of 2,974,643 Class A Common Stock shares during the period of April 14, 2006 and July 14, 2006, but did not disclose these transactions on Form 4 until September 14, 2006. Additionally, Mark Meller sold an aggregate of 1,050,000 Class A Common Stock shares during the period of October 31, 2006 through November 7, 2006, but has not reported these transaction on Form 4. This disclosure will be made within ten business days.

         Jerome Mahoney sold an aggregate of 2,968,490 Class A Common Stock shares during the period of January 3, 2006 and February 27, 2006, but did not disclose these transactions on Form 4 until April 14, 2006. Jerome Mahoney sold an aggregate of 3,757,966 Class A Common Stock shares during the period of April 14, 2006 and July 14, 2006, but did not disclose these transactions on Form 4 until September 14, 2006. Additionally, Jerome Mahoney sold an aggregate of 1,050,000 Class A Common Stock shares during the period of October 31, 2006 through November 7, 2006, but has not reported these transaction on Form 4. This disclosure will be made within ten business days.

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


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth compensation information for services rendered by certain of our executive officers in all capacities during the last two completed fiscal years. The following information includes the dollar value of base salaries and certain other compensation, if any, whether paid or deferred. The executive officers of the company did not receive any stock award, option award, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last two completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                     Stock    All Other      Total
Name and Position(s)    Year   Salary($)  Bonus(2)  Awards  Compensation  Compensation
--------------------    ----   ---------  --------  ------  ------------  ------------
Jerome R. Mahoney (1)
    Non-Executive       2006   $239,580    $4,000     $0         $0         $243,580
    Chairman of the               (2)
    Board Of            2005   $217,800      $0       $0         $0         $217,800
    Directors                     (3)


Mark Meller (4)         2006   $224,153    $4,000     $0         $0         $228,153
    President, Chief              (5)
    Executive Officer,  2005   $203,775      $0       $0         $0         $203,775
    Chief Financial               (6)
    Officer
    and Director

(1) Mr. Mahoney has been serving as our President, Chief Executive Officer and Director since August 29, 2006. Prior to that time, Mr. Mahoney served as our Non-Executive Chairman of the Board since August 1, 2004. Mr. Mahoney's employment contract is for a term of five-years at a base salary of $180,000 in the first year with annual increases based on the Consumer Price Index every year thereafter.

(2)      $64,580 was accrued and unpaid in fiscal year 2006.

(3)      $50,300 was accrued and unpaid in fiscal year 2005.

(4) Mr. Meller served as our President, Chief Executive Officer and Chief Financial Officer since September 13, 2003. Mr. Meller employment contract is for a term of five-years at a base salary of $180,000 in the first year with annual increases based on the Consumer Price Index every year thereafter.

(5)      $49,153 was accrued and unpaid in fiscal year 2006.

(6)      $36,275 was accrued and unpaid in fiscal year 2005.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no outstanding equity awards at the end of the most recent completed fiscal year.

COMPENSATION OF DIRECTORS

Effective May 20, 2005, Mr. Rudy will receive $3,000 per quarter in cash and/or Trey stock for his services. Prior to this date, we did not have any arrangements to provide compensation to our non employee directors.

The following table sets forth compensation information for services rendered by our non employee directors during the year ended December 31, 2006. The following information includes the dollar value of fees earned or paid in cash and certain other compensation, if any, whether paid or deferred. Our directors did not receive any bonus, stock awards, option awards, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last completed fiscal year.

                              DIRECTOR COMPENSATION


                                  Fees Earned       All Other         Total
                                   or Paid in      Compensation    Compensation
         Name                        Cash ($)           ($)             ($)
         ----                        --------           ---             ---

         John C. Rudy(2)             $12,000            $0            $12,000

(1) Mr. Mahoney had served as our Non-Executive Chairman of the Board since January 1, 2003. His compensation during that period is included in the Executive Compensation Summary Table.

(2) Mr. Rudy has been serving as our outside director since June 9, 2005 at a fee of $12,000 per year.


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 30, 2007 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of March 30, 2007 there were a total of 223,352,546 shares of Class A common stock outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

         The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 30, 2007, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                            Ownership of Common Stock

                                                                       COMMON STOCK
                                                                    BENEFICIALLY OWNED
NAME/ADDRESS                       TITLE OF CLASS                NUMBER             PERCENT
------------                       --------------                ------             -------
Jerome R. Mahoney (Chairman)       Class A Common Stock      343,635,944(1)          69.0%
c/o Trey Resources, Inc.
5 Regent Street, Suite 520
Livingston, New Jersey  07039

Mark Meller (President)            Class A Common Stock      212,542,800(2)          57.9%
c/o Trey Resources, Inc.
5 Regent Street, Suite 520
Livingston, New Jersey  07039

John C. Rudy (Director)            Class A Common Stock              --               0.0%
c/o Beacon Consulting Associates
245 Main Street, Suite 2N
Matawan, New Jersey 07747

Directors and executive officer
 as a group                        Class A Common Stock       556,178,744            78.3%

________________________

(1) Includes a) 313,878,000 shares of our Class A common stock issuable upon conversion of $784,695 due to related party accounts with Mr. Mahoney and
     (b) 29,757,944 shares of our Class A common stock issuable upon conversion of a promissory note assumed on February 11, 2004. These figures assume that Class B Common Stock is issued to satisfy these obligations, and such Class B Common Stock shares are subsequently converted to shares of Class A Common Stock. Note balance of $74,395 includes principle and interest through 12/31/06. Pursuant to such promissory note, Mr. Mahoney may, at any time, convert amounts owed to him for monies loaned thereunder and interest thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such note, or (iii) payment of the principal of the note, before any repayment of interest.
(2) Includes 212,542,800 shares of our Class A common stock issuable upon conversion of $526,820 due to related party accounts with Mr. Meller. These figures assume that Class B Common Stock is issued to satisfy these obligations, and such Class B Common Stock shares are subsequently converted to shares of Class A Common Stock. Pursuant to an agreement between the Company and Mr. Meller, Mr. Meller may, at any time, convert amounts owed to him for monies thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such amounts due.




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

         See "Employment Agreements", Item 10. Executive Compensation.


         In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2006, the outstanding balance to Mr. Berman was $12,109.

         In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2006, the outstanding balance to Ms. Berman was $12,109.


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

ITEM 13. EXHIBITS

3.1 Second Amended and Restated Certificate of Incorporation of Trey Resources, Inc. f/k/a Trey Industries, Inc. (1)
3.2      By-laws of Trey Resources, Inc. f/k/a Trey Industries, Inc. (1)
10.1 Employment Agreement, dated January 1, 2003, between iVoice Acquisition 1, Inc. and Jerome Mahoney (1)
10.2 Employment Agreement, dated September 15, 2003, between Trey Resources, Inc. and Mark Meller (1)
10.3 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $50,000. (4)
10.4 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $62,500. (4)
10.5 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $62,500. (4)
10.6 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $150,000. (4)
10.7 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $3,695.21. (4)
10.8 Assignment Agreement dated January 27, 2005 between the Company and Cornell Capital Partners LP. (4)
10.9 Employment Agreement, dated March 1, 2005, between SWK Technologies, Inc., and Andrew Rudin. (4)
10.10 Amendment No. 1 dated March 25, 2005 to the Employment Agreement dated March 1, 2005 by and among SEK Technologies, Inc., Trey Resources, Inc. and Andrew Rudin. (4)
10.11 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Elma S. Foin (2)
10.12 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Darryl A. Moy (2)
10.13 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Henry Tyler (2)
10.14 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Steven R. LeMott (2)
10.15 Lease dated April 8, 2005 by and between SWK Technologies, Inc., a wholly owned subsidiary of Trey Resources, Inc. and Five Regent Park Associates (5)
10.16 Consulting Agreement dated July 15, 2005 by and between Trey Resources, Inc. and Thornhill Capital, LLC. (5)
10.17 iVoice Acquisition 1, Inc. 5% Convertible Debenture due September 19, 2005 issued to Cornell Capital Partners, LP (1)
10.18 Termination Agreement, dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.19 Amended and Restated Security Agreement, dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.20 Escrow Agreement, dated December 30, 2005, between Trey Resources, Inc., Cornell Capital Partners, LP and David Gonzalez Esq. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.21 Investor Registration Rights Agreement, dated December 30, 2005, between Trey Resources, Inc. and Cornell Capital Partners, LP. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.22 Securities Purchase Agreement, dated December 30, 2005, between Trey Resources, Inc. and Cornell Capital Partners, LP. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.23 Asset Purchase Agreement dated May 31, 2006 by and among AMP-Best Consulting, Inc., a New York corporation, Patrick J. Anson, an individual, Crandall Melvin III, an individual, Michelle A. Paparo, an individual and SWK Technologies, Inc. (6)
10.24 Promissory Note dated June 1, 2006 for the sum of $380,000 payable to Crandall Melvin III. (6)
10.25 Lease Agreement date June 1, 2006 by and between SWK Technologies, Inc. and Crandall Melvin III. (6)
10.26 Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Patrick J. Anson. (6)
10.27 Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Crandall Melvin III. (6)
10.28 Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Michelle A. Paparo. (6)
10.29 Secured Convertible Debenture dated December 30, 2005, between Cornell Capital Partners, LP and Trey Resources, Inc. for the principal value of $600,000. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.30 Secured Convertible Debenture dated December 30, 2005, between Cornell Capital Partners, LP and Trey Resources, Inc. for the principal value of $1,159,047. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.31 Secured Convertible Debenture dated May 2, 2006, between Cornell Capital Partners, LP and Trey Resources, Inc. for the principal value of $600,000. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.32 Amended and Restated Trey Resources, Inc. 2004 Stock Incentive Plan filed as an exhibit to the Form S-8 filed with the Commission on April 19, 2006 and incorporated by reference.
10.33 Amended and Restated Trey Resources, Inc. 2004 Directors' and Officers' Stock Incentive Plan filed as an exhibit to the Form S-8 filed with the Commission on April 19, 2006 and incorporated by reference.
10.34 Trey Resources, Inc. 2007 Consultant Stock Incentive Plan filed as an exhibit to Form S-8 filed with the Commission on January 31, 2007 and incorporated by reference.
10.35 Amendment No. 1 to Employment Agreement dated September 23, 2004 by and between Trey Resources, Inc. and Mark Meller and filed herein.

10.36 Amendment No. 1 to Employment Agreement dated September 23, 2004 by and between Trey Resources, Inc. and Jerome Mahoney and filed herein.
21       List of subsidiaries filed herein.
_______________________________

(1) Previously filed as an exhibit to Amendment No. 1 to Form SB-2 filed on November 25, 2003, File No. 333-109454 and incorporated by reference.
(2) Previously filed as an exhibit to Amendment No. 1 to Form SB-2 filed on December 22, 2003, File No. 333-109997 and incorporated by reference.
(3) Previously filed as an exhibit to Amendment No. 3 to Form SB-2 on February 11, 2004, File No. 333-109997 and incorporated by reference.
(4) Previously filed on Form 10Q-SB for the three months ended March 31, 2005, File No. 000-50302 and incorporated by reference.
(5) Previously filed on Form 10Q-SB for the three months ended June 30, 2005, File No. 000-50302 and incorporated by reference.
(6) Previously filed as an exhibit to Form 8-K filed on June 9, 2006 and incorporated by reference.


Item 14. Principal Accountant Fees and Services

         The following table sets forth fees billed to the Company by the Company's independent auditors for the years ended December 31, 2006 and December 31, 2005 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

         SERVICES                                    2006               2005
         --------                                    ----               ----

         Audit Fees                                $34,755            $21,000

         Audit - Related Fees                         -                  -

         Tax fees                                  $ 4,995             $4,925

         All Other Fees                            $13,500             16,188

         Total                                     $53,250            $42,113

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



Trey Resources, Inc..

By:      /s/ MARK MELLER                                     April 6, 2007
         ----------------------
         Mark Meller
         President, Chief Executive Officer,
         Chief Financial Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/ Mark Meller                                     April 6, 2007
         ----------------------
         Mark Meller
         President, Chief Executive Officer,
         Chief Financial Officer and Director


By:      /s/ Jerome R. Mahoney                               April 6, 2007
         ----------------------
         Jerome R. Mahoney
         Non-executive Chairman of the Board


By:      /s/ John C. Rudy                                    April 6, 2007
         ----------------------
         John C. Rudy
         Director

                                INDEX OF EXHIBITS

3.1 Second Amended and Restated Certificate of Incorporation of Trey Resources, Inc. f/k/a Trey Industries, Inc. (1)
3.2      By-laws of Trey Resources, Inc. f/k/a Trey Industries, Inc. (1)
10.1 Employment Agreement, dated January 1, 2003, between iVoice Acquisition 1, Inc. and Jerome Mahoney (1)
10.2 Employment Agreement, dated September 15, 2003, between Trey Resources, Inc. and Mark Meller (1)
10.3 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $50,000. (4)
10.4 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $62,500. (4)
10.5 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $62,500. (4)
10.6 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $150,000. (4)
10.7 5% Secured Convertible Debenture dated January 27, 2005 issued by Voyager One, Inc. for the sum of $3,695.21. (4)
10.8 Assignment Agreement dated January 27, 2005 between the Company and Cornell Capital Partners LP. (4)
10.9 Employment Agreement, dated March 1, 2005, between SWK Technologies, Inc., and Andrew Rudin. (4)
10.10 Amendment No. 1 dated March 25, 2005 to the Employment Agreement dated March 1, 2005 by and among SEK Technologies, Inc., Trey Resources, Inc. and Andrew Rudin. (4)
10.11 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Elma S. Foin (2)
10.12 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Darryl A. Moy (2)
10.13 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Henry Tyler (2)
10.14 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Steven R. LeMott (2)
10.15 Lease dated April 8, 2005 by and between SWK Technologies, Inc., a wholly owned subsidiary of Trey Resources, Inc. and Five Regent Park Associates (5)
10.16 Consulting Agreement dated July 15, 2005 by and between Trey Resources, Inc. and Thornhill Capital, LLC. (5)
10.17 iVoice Acquisition 1, Inc. 5% Convertible Debenture due September 19, 2005 issued to Cornell Capital Partners, LP (1)
10.18 Termination Agreement, dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.19 Amended and Restated Security Agreement, dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.20 Escrow Agreement, dated December 30, 2005, between Trey Resources, Inc., Cornell Capital Partners, LP and David Gonzalez Esq. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.21 Investor Registration Rights Agreement, dated December 30, 2005, between Trey Resources, Inc. and Cornell Capital Partners, LP. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.22 Securities Purchase Agreement, dated December 30, 2005, between Trey Resources, Inc. and Cornell Capital Partners, LP. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.23 Asset Purchase Agreement dated May 31, 2006 by and among AMP-Best Consulting, Inc., a New York corporation, Patrick J. Anson, an individual, Crandall Melvin III, an individual, Michelle A. Paparo, an individual and SWK Technologies, Inc. (6)
10.24 Promissory Note dated June 1, 2006 for the sum of $380,000 payable to Crandall Melvin III. (6)
10.25 Lease Agreement date June 1, 2006 by and between SWK Technologies, Inc. and Crandall Melvin III. (6)
10.26 Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Patrick J. Anson. (6)
10.27 Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Crandall Melvin III. (6)
10.28 Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Michelle A. Paparo. (6)
10.29 Secured Convertible Debenture dated December 30, 2005, between Cornell Capital Partners, LP and Trey Resources, Inc. for the principal value of $600,000. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.30 Secured Convertible Debenture dated December 30, 2005, between Cornell Capital Partners, LP and Trey Resources, Inc. for the principal value of $1,159,047. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.31 Secured Convertible Debenture dated May 2, 2006, between Cornell Capital Partners, LP and Trey Resources, Inc. for the principal value of $600,000. filed as an exhibit to the Form 10-KSB for the fiscal year ended December 31, 2005 and incorporated by reference.
10.32 Amended and Restated Trey Resources, Inc. 2004 Stock Incentive Plan filed as an exhibit to the Form S-8 filed with the Commission on April 19, 2006 and incorporated by reference.
10.33 Amended and Restated Trey Resources, Inc. 2004 Directors' and Officers' Stock Incentive Plan filed as an exhibit to the Form S-8 filed with the Commission on April 19, 2006 and incorporated by reference.
10.34 Trey Resources, Inc. 2007 Consultant Stock Incentive Plan filed as an exhibit to Form S-8 filed with the Commission on January 31, 2007 and incorporated by reference.
10.35 Amendment No. 1 to Employment Agreement dated September 23, 2004 by and between Trey Resources, Inc. and Mark Meller and filed herein.

10.36 Amendment No. 1 to Employment Agreement dated September 23, 2004 by and between Trey Resources, Inc. and Jerome Mahoney and filed herein.
21       List of subsidiaries filed herein.
___________________________

(1) Previously filed as an exhibit to Amendment No. 1 to Form SB-2 filed on November 25, 2003, File No. 333-109454 and incorporated by reference.
(2) Previously filed as an exhibit to Amendment No. 1 to Form SB-2 filed on December 22, 2003, File No. 333-109997 and incorporated by reference.
(3) Previously filed as an exhibit to Amendment No. 3 to Form SB-2 on February 11, 2004, File No. 333-109997 and incorporated by reference.
(4) Previously filed on Form 10Q-SB for the three months ended March 31, 2005, File No. 000-50302 and incorporated by reference.
(5) Previously filed on Form 10Q-SB for the three months ended June 30, 2005, File No. 000-50302 and incorporated by reference.
(6) Previously filed as an exhibit to Form 8-K filed on June 9, 2006 and incorporated by reference.

                      TREY RESOURCES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005

                      TREY RESOURCES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS
                                    --------




                                                                           Page
                                                                           ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                    2

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets                                                    3-4

         Statements of Operations                                          5

         Statement of Stockholders' (Deficiency)                           6-7

         Statement of Accumulated Other Comprehensive Income (Loss)        8

         Statements of Cash Flows                                          9-12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 13-37

                     BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
                200 HADDONFIELD BERLIN ROAD, GIBBSBORO, NJ 08026
                       TEL: 856.346.2628 FAX: 856.346.2882



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
TREY RESOURCES, INC.
Livingston, New Jersey

We have audited the accompanying consolidated balance sheets of Trey Resources, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' (deficiency), accumulated other comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trey Resources, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2006 have been prepared assuming the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in
Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                       Bagell, Josephs, Levine & Company, LLC
Gibbsboro, New Jersey
March 27, 2007

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              December 31,
                                                                     -----------------------------
                                                                         2006             2005
                                                                     ------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                                          $    373,437     $  1,016,993
  Accounts receivable, net of allowance for
   doubtful accounts of $42,036 and $30,300, respectively                 798,805          401,027
  Inventory                                                                51,294           45,617
  Prepaid expenses and other current assets                                97,378          138,467
                                                                     ------------     ------------

      Total current assets                                              1,320,914        1,602,104
                                                                     ------------     ------------

PROPERTY AND EQUIPMENT, NET                                               264,949          157,016
                                                                     ------------     ------------

OTHER ASSETS
  Goodwill, net                                                              --            700,940
  Intangible assets, net                                                  487,901             --
  Convertible debentures receivable, net of allowance
    for doubtful accounts of $265,925 and $252,199, respectively          243,778          343,914
  Deposits and other assets                                                37,638           36,818
                                                                     ------------     ------------

      Total other assets                                                  769,317        1,081,672
                                                                     ------------     ------------

TOTAL ASSETS                                                         $  2,355,180     $  2,840,792
                                                                     ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                   LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

                                                                                            December 31,
                                                                                   ------------------------------
                                                                                       2006              2005
                                                                                   ------------      ------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                           $  1,502,591      $  1,043,679
   Due to related parties                                                             1,311,515         1,302,715
   Current portion of obligations under capital leases                                   51,210            17,223
   Current portion of convertible debentures payable, net of discounts                  995,757            15,000
   Current portion of derivative liability                                              833,813              --
   Line of Credit                                                                        22,000           145,000
   Warrant liability                                                                     75,450              --
   Notes payable torelated parties                                                      426,422           284,048
   Deferred revenue                                                                     109,651            23,754
                                                                                   ------------      ------------

    Total current liabilities                                                         5,328,409         2,846,418

LONG TERM DEBT
   Convertible debentures payable, net of discounts, net of current portion             276,429            57,017
    Derivative liability, net of current portion                                        307,896         1,702,030
   Obligations under capital leases, net of current portion                              97,616             8,328
                                                                                   ------------      ------------

    Total liabilities                                                                 6,010,350         4,613,793
                                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY)
   Preferred stock, $1.00 par value; authorized 1,000,000 shares;
       no shares issued and outstanding                                                    --                --
   Common stock, Class A:
       2006 - par value $.00001; Authorized 10,000,000,000,
           160,621,297 shares issued and outstanding
       2005 - par value $.00001; Authorized 10,000,000,000,
           114,950,388 shares issued and outstanding                                      1,606             1,149
       Common stock Class B - par value $.00001; authorized 50,000,000 shares;
       no shares issued and  outstanding                                                   --                --
   Common stock Class C - par value $.00001; authorized 20,000,000 shares;
       no shares issued and  outstanding                                                   --                --
   Additional paid in capital                                                         4,021,663         3,541,929
   Additional paid in capital - warrants                                                125,166           165,953
   Accumulated other comprehensive income (loss)                                           --                --
   Accumulated deficit                                                               (7,803,605)       (5,482,032)
                                                                                   ------------      ------------

    Total stockholders' (deficiency)                                                 (3,655,170)       (1,773,001)
                                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                                   $  2,355,180      $  2,840,792
                                                                                   ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    For the Years Ended
                                                                       December 31,
                                                              ------------------------------
                                                                  2006              2005
                                                              ------------      ------------
SALES, NET                                                    $  6,585,883      $  4,180,075

COST OF SALES                                                    4,101,400         2,724,406
                                                              ------------      ------------

GROSS PROFIT                                                     2,484,483         1,455,669
                                                              ------------      ------------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES
    Selling expenses                                             1,292,813           736,038
    General and administrative expenses                          2,039,813         2,172,942
    Depreciation and amortization                                  182,035            48,777
    Impairment of goodwill                                         700,940           361,100
                                                              ------------      ------------

       Total selling, general and administrative expenses        4,215,601         3,318,857
                                                              ------------      ------------

(LOSS) FROM OPERATIONS                                          (1,731,118)       (1,863,188)
                                                              ------------      ------------

OTHER INCOME (EXPENSE)
    Gain on revaluation of derivatives                             770,564              --
    Sale of operating losses                                          --             191,497
    Gain on sale of securities available for sale                  121,503              --
     Other income , net                                           (170,676)            3,602
    Amortization of discounts on debt conversion                (1,043,650)         (326,093)
    Write off of financing costs                                   (60,000)         (284,255)
    Interest expense                                              (208,196)         (130,207)
                                                              ------------      ------------
       Total other income (expense)                               (590,455)         (545,456)
                                                              ------------      ------------

(LOSS) BEFORE INCOME TAXES                                      (2,321,573)       (2,408,644)

PROVISION FOR INCOME TAXES                                            --                --
                                                              ------------      ------------

NET (LOSS)                                                    $ (2,321,573)     $ (2,408,644)
                                                              ============      ============

NET (LOSS) PER COMMON SHARE
       Basic  and Diluted                                     $       (.02)     $       (.04)
                                                              ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic  and Diluted                                      143,090,746        67,696,946
                                                              ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                            Additional    Accumulated
                                                              Additional      Paid in        Other                        Total
                                    Common Stock Class A        Paid in      Capital -   Comprehensive   Accumulated   Stockholders'
                                    Shares        Amount        Capital       Warrants   Income (Loss)     Deficit     (Deficiency)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance at January 1, 2005         28,719,358   $       287   $ 1,916,320   $     5,250       (50,000)   $(3,073,388)   $(1,201,531)

Issuance of stock on equity line
conversion                         58,115,498           581       943,195          --            --             --          943,185

Issuance of stock on accrued
salary conversion                  11,662,792           116       317,786          --            --             --          317,902

Issuance of warrants for services
provided                                 --            --            --         160,703          --             --          160,703

Issuance of stock on debt
conversion                          2,494,016            25        76,687          --            --             --           76,712

Issuance of stock for
compensation and services           9,668,611            97       203,245          --            --             --          203,342

Issuance of stock on interest
conversation                        4,290,113            43        84,696          --            --             --           84,739

Net (loss) for the year ended
December 31, 2005                        --            --            --            --          50,000     (2,408,644)    (2,358,644)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2005      114,950,388   $     1,149   $ 3,541,929   $   165,953   $      --      $(5,482,032)   $(1,773,001)
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                            Additional    Accumulated
                                                              Additional      Paid in        Other                        Total
                                    Common Stock Class A        Paid in      Capital -   Comprehensive   Accumulated   Stockholders'
                                    Shares        Amount        Capital       Warrants   Income (Loss)     Deficit     (Deficiency)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance at January 1, 2006        114,950,388   $     1,149   $ 3,541,929   $   165,953   $      --       (5,482,032)   $(1,773,001)

Issuance of stock on asset
purchase acquisitions              10,347,826           104       114,896          --            --             --          115,000

Issuance of stock on accrued
salary conversion                  16,212,208           162       176,460          --            --             --          176,622

Issuance of stock on debt
conversion, net of revaluation
of debenture                        9,810,875            98        77,471       (40,787)         --             --           36,782

Issuance of stock for
compensation and services           9,300,000            93       110,907          --            --             --          111,000

Net (loss) for the year ended
December 31, 2006                        --            --            --            --            --       (2,321,573)    (2,321,573)

Balance at December 31, 2006      160,621,297   $     1,606   $ 4,021,663   $   125,166   $      --      $(7,803,605)   $(3,655,170)
                                  ===========   ===========   ===========   ===========   ==========     ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)


                                                                   Comprehensive
                                                                   Income (Loss)
                                                                   ------------
Balance at January 1, 2005                                         $    (50,000)

Recapture unrealized loss on securities available for sale               50,000
                                                                   ------------
Balance at December 31, 2005 and 2006                              $       --
                                                                   ============












               The accompanying notes are an integral part of the
                       consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Years Ended
                                                                                             December 31,
                                                                                    ------------------------------
                                                                                        2006              2005
                                                                                    ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)                                                                          $ (2,321,573)     $ (2,408,644)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
     Net (gain) loss on conversion of securities available for sale                     (121,503)           35,109
   Depreciation                                                                           78,449            42,662
   Amortization of other intangibles                                                     103,586             6,115
   Gain on revaluation of derivatives                                                   (770,564)             --
   Amortization of debt conversion discounts                                             900,075           326,093
   Impairment of goodwill                                                                700,940           361,100
   Common stock issued for compensation and services                                      81,000           203,342
   Common stock issued for debt conversion - beneficial interest                         143,574            25,636
   Common stock issued for interest charges                                                 --              80,614
   Equity recorded for stock options granted                                                --             160,703
   Deferred interest income on convertible debentures                                    (14,530)          (15,219)
   Accrued interest expense converted to debt                                               --               9,398
   Write off debt issue costs                                                             60,000           208,805

Changes in assets and liabilities:
   Accounts receivable                                                                  (397,778)         (127,941)
   Inventory                                                                                (619)          (45,617)
   Prepaid and other assets                                                               35,736          (103,175)
   Accounts payable and accrued expenses                                                 469,953           387,603
   Deferred revenue                                                                       85,897            11,655
   Related party accounts for accrued compensation                                       (11,804)           95,328
                                                                                    ------------      ------------

Total cash (used in) operating activities                                               (979,161)         (746,433)
                                                                                    ------------      ------------

               The accompanying notes are an integral part of the
                       consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                        For the Years Ended
                                                                                             December 31,
                                                                                    ------------------------------
                                                                                        2006              2005
                                                                                    ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                    (98,229)         (106,844)
   Purchase of convertible debentures                                                       --            (328,695)
   Net proceeds from sale of securities available for sale                               236,017              --
   Business acquisition, net of cash received                                            (97,000)             --
                                                                                    ------------      ------------

   Total cash provided by (used in) investing activities                                  40,788          (435,539)
                                                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of related party loans                                                    (142,445)           (9,352)
   Proceeds from notes payable                                                           803,000         1,886,195
   Repayment of notes payable                                                           (386,000)          (28,709)
   Proceeds from capital leases payable                                                   60,835            27,344
   Repayment of capital leases payable                                                   (40,573)          (23,148)
                                                                                    ------------      ------------

   Total cash provided by financing activities                                           294,817         1,852,330
                                                                                    ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (643,556)          670,358

CASH AND EQUIVALENTS - BEGINNING OF YEAR                                               1,016,993           346,635
                                                                                    ------------      ------------

CASH AND EQUIVALENTS - END OF YEAR                                                  $    373,437      $  1,016,993
                                                                                    ============      ============

CASH PAID DURING THE YEAR FOR:
   Interest expense                                                                 $     45,486      $     13,427
                                                                                    ============      ============
   Income taxes                                                                     $    250,712      $       --
                                                                                    ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the Year Ended December 31, 2006

During the year ended December 31, 2006, the Company:

a) Issued 9,810,875 shares of Class A Common Stock with a total value of $77,569 for conversion of $55,000 of principal on outstanding debentures with Cornell Capital Partners, LP.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES (CONTINUED)

For the Year Ended December 31, 2005

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

f) On May 16, 2006, the 10 million shares of Laser Energetics Class A Common Stock were assigned to iVoice, Inc. as settlement of all Administrative Fees owed by the Company to iVoice. The value of the exchanged securities was determined to be $64,891.


               The accompanying notes are an integral part of the
                       consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

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

     Certain intellectual property, representing the software codes of the Automatic Reminder, was sold in November 2004 to Laser Energetics, Inc.
     (LEI), a New Jersey based technology company. The Company received 10 million shares of Laser Energetics Class A Common Stock and was further issued a convertible debenture by Laser Energetics, Inc. in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. On May 16, 2005, the 10 million shares of Laser Energetics Class A Common Stock were assigned to iVoice, Inc. as settlement of all Administrative Fees owed by the Company to iVoice. As of December 31, 2006, the Company has determined that the value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2006 and 2005, were written down to zero as a provision for doubtful accounts.

     The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "TYRIA".

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)
----------------------------------------------------------------------

     Basis of Presentation
     ---------------------
     The accompanying consolidated financial statements include the accounts of Trey Resources, Inc. (the "Company" or "Trey") and its wholly owned subsidiaries, SWK Technologies, Inc. and BTSG Acquisition Corp. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with the instructions to Form 10-KSB and Regulation S-B.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     Principles of Consolidation
     ---------------------------
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

     Advertising Costs
     -----------------
     Advertising costs are expensed as incurred and are included in selling expenses. For the years ended December 31, 2006 and 2005, advertising expenses were $2,759 and $6,833, respectively.

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at December 31, 2006 and 2005 of $245,465 and $234,300, respectively. The cash equivalents represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions.

     The Company maintains cash balances at a financial institution that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has uninsured cash balances at December 31, 2006 and 2005 of $145,465 and $751,538, respectively.

     Marketable Securities
     ---------------------
     The Company has evaluated its investment policies consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"), and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in Stockholders' (Deficiency) under the caption Accumulated Comprehensive Income (Loss).

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

     Concentration of Credit Risk
     ----------------------------
     The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances exceeded FDIC insured levels at various times during the year. The Company has uninsured cash balances at December 31, 2006 and 2005 of $145,465 and $751,538, respectively.

     For the year ended December 31, 2006, our top ten customers had approximately $1,000,000 in sales and these represented 25% of our total sales for the period. Generally, we do not rely on any one specific customer for any significant portion of our revenue base.

     Accounts Receivable
     -------------------
     Accounts receivables consist primarily of uncollected invoices for maintenance and professional services. Payment for software sales are due in advance of ordering from the software supplier. Payment for maintenance and support plan renewals are due before the beginning of the maintenance period. Payment for professional services are due 50% in advance and the balance on completion of the services. The Company maintains a small provision for bad debts and reviews the provision quarterly.

     Inventory
     ---------
     Inventory consists primarily of pre-packaged software programs that are held for resale to customers. Cost is determined by specific identification related to the purchase order from the software supplier.

     Property and Equipment
     ----------------------
     Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

     Software License Cost
     ---------------------
     Software license costs are recorded at cost, which approximates fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre-developed codes and systems patented by a non-related third party. These costs are capitalized pursuant to Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", and were being amortized using the straight-line method over a period of five years. As described later in Note 1, the Company has adopted SFAS No. 121. The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated un-discounted cash flow benefit related to the asset falls below the unamortized cost. The remaining unamortized cost was written off in 2005.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

     Fair Value of Financial Instruments
     -----------------------------------
     The Company estimates that the fair value of all financial instruments at December 31, 2006 and 2005, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     Long-Lived Assets
     -----------------
     SFAS No. 142, "Goodwill and Other Intangible Assets" requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require. In accordance with the requirements of this pronouncement, the Company has assessed the value of the intangible assets reflected as goodwill on its books and has determined that future benefit for these assets exists. However, the Company has realized a decline in the value of the Goodwill as of December 31, 2006 and has recorded cumulative impairments of $1,062,480.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

     Earnings Per Share
     ------------------
     SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

     The computation of basic EPS is computed by dividing income (loss) available to common stockholders by weighted average number of common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS is not presented due the Company incurring a loss and to do so would be anti-dilutive.

     The shares used in the computations are as follows:

                                                   As of December 31,
                                                  2006           2005
                                                  ----           ----
         Basic and Diluted for EPS Purposes    143,090,746     67,696,946
                                               ===========    ===========

     The company had common stock equivalents of 7,075,000 at December 31, 2006 and 2005, respectively.

     Derivative Liabilities
     ----------------------
     During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the years ended December 31, 2006 and 2005 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures.

     Comprehensive Income
     --------------------
     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments indebt and equity securities. As of December 31, 2005, the Company has several items that represented comprehensive income, and thus, have included a statement of comprehensive income.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

     As of December 31, 2006, the Company recaptured its unrealized loss on securities available for sale.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

     Property and equipment is summarized as follows:

                                                          December 31,
                                                   -------------------------
                                                      2006           2005
                                                   ----------     ----------
          Leasehold improvements                   $   24,762     $   22,372
          Equipment, furniture and fixtures           375,118        191,126
                                                   ----------     ----------
                                                      399,880        213,498
          Less: Accumulated depreciation              134,931         56,482
                                                   ----------     ----------
             Property and equipment, net           $  264,949     $  157,016
                                                   ==========     ==========


     Depreciation expense for the years ended December 31, 2006 and 2005 was $78,449 and $42,662, respectively.

NOTE 4 - SECURITIES AVAILABLE FOR SALE
--------------------------------------

     In November 2005, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. As part of the sale, the Company received 10 million shares of Laser Energetics Class A Common Stock, which was valued at $100,000.

     At December 31, 2005, the Company determined that value of the securities was significantly impaired and a portion of the value was written down as an "Unrealized loss on securities available for sale".

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 4 - SECURITIES AVAILABLE FOR SALE (CONTINUED)
--------------------------------------------------

     As of December 31, 2006 and 2005, the aggregate value of the Securities Available for Sale was $0 and $0, respectively.


NOTE 5 - CONVERTIBLE DEBENTURES RECEIVABLE
------------------------------------------

     In November 2004, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. As part of the sale, the Company was issued a convertible debenture in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. At December 31, 2006, the Company determined that value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2006 and 2005, were written down to zero as a provision for doubtful accounts.

     In January 2005, the Company purchased $328,695 of Voyager One, Inc. convertible debentures from Cornell Capital Partners. The debentures, which bear interest at the rate of 5% per annum, have a three year term, and are convertible into shares of Voyager One, Inc. Common Stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or
     (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The convertible debentures are convertible at the holder's option any time up to the maturity date. During the year ending December 31, 2006, the Company converted $103,000 of principal into 3,793,630 share of Class A Common Stock of Voyager One. As of December 31, 2006, all of these shares were sold in the open market for a gain of $116,155. The Company also exercised a conversion for $10,695 on August 15, 2006 that Voyager paid in cash for the net proceeds of $16,802, for a realized gain of $5,348. At December 31, 2006 and 2005, the aggregate value of the debentures plus deferred interest income is $243,778 and $343,914, respectively.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

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

     On June 2, 2006, Trey Resources' wholly owned subsidiary, SWK Technologies, Inc. completed the acquisition of certain assets of AMP-Best Consulting. AMP-Best Consulting was an information technology company, a value added reseller, and master developer of the Sage Software family of products. Among the solutions they sold and supported are: Sage MAS 500 ERP, Sage MAS 90, 200, and 200 SQL, Sage BusinessWorks, Sage MIP, Sage Abra, ACT! by Sage, Sage CRM, Sage FAS Asset Accounting and JobOps. As a result of the acquisition, Patrick Anson, Crandall Melvin III and Michelle Paparo collectively were issued 6,000,000 unregistered shares of Trey Resources' Class A Common Stock, valued at $75,000. In addition, the SWK Technologies paid an aggregate of $85,000 at the closing and issued a $380,000 promissory note to Crandall Melvin III. Payments on the promissory note commence 120 days from the closing and are for a term of 5 years. The aggregate amount of consideration paid at the closing of $540,000 was reduced by assets acquired of $6,519 and $533,481 was recorded as other intangible assets, customer list and are being amortized over a three year period.

     These acquisitions are being valued by the strength of the client lists and as such have been reviewed for impairment. At December 31, 2006 and 2005, management determined that the goodwill should be impaired by $700,940 and $361,100, respectively based on the reduced repeat sales from the clients acquired at the acquisition. In doing so, management has determined that no further write-down for impairment is required.

     SWK Technologies capitalizes ongoing development costs of their MAPADOC product. At December 31, 2006 and 2005, the intangible assets totaled $32,558 net of accumulated amortization of $12,121 and $6,115, respectively.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 6 - GOODWILL AND INTANGIBLES (CONTINUED)
---------------------------------------------

     Intangible assets consist of the following:

                                                       December 31,
                                                --------------------------
                                                   2006            2005
                                                ----------      ----------
          Intangible Assets, customer lists     $  585,481      $     --
          Accumulated Amortization                 (97,580)           --
                                                ----------      ----------
          Net Amount                            $  487,901      $     --
                                                ==========      ==========

     Amortization expense for the year ended December 31, 2006 and 2005 was $97,580 and $0, respectively.

     The weighted average amortization period is 3 years. The estimated aggregate amortization expense for each of the succeeding periods is as follows:

                2007              $  195,160
                2008                 195,160
                2009                  97,581
                                  ----------
                                  $  487,901
                                  ==========
NOTE 7 - INCOME TAXES
---------------------

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

          Federal Income Tax Rate                                    (34.0)%
          Deferred Tax Charge (Credit)                                  --
          Effect on Valuation Allowance                               38.1 %
          State Income Tax, Net of Federal Benefit                    (4.1)%
          Effective Income Tax Rate                                    0.0 %

     As of December 31, 2006, the Company has net operating loss carry forwards of approximately $7,200,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2026. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

     For state income taxes purposes, the Company's net operating loss carry forwards have been reduced by $2,488,591 during the years ended 2005 and 2004 due to the Company's participation in the Technology Tax Certificate Transfer Program sponsored by the New Jersey Economic Development Authority and the State of New Jersey. Under the program, eligible businesses may sell their unused net-operating-loss carry forwards and unused research and development tax-credit carry forwards to any corporate taxpayer in the State of New Jersey for at least 75% of the value of the tax benefits. After expenses related to application submission the Company received cash proceeds of $191,497 for the year ended December 31, 2005.

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 7 - INCOME TAXES (CONTINUED)
---------------------------------

     income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                  December 31,
                                         ------------------------------
                                             2006              2005
                                         ------------      ------------
          Deferred Tax Asset             $  2,450,000      $  1,598,000
          Less:  Valuation Allowance       (2,450,000)       (1,598,000)
                                         ------------      ------------
          Net Deferred Tax Assets        $       --        $       --
                                         ============      ============

     Net operating loss carry forwards expire starting in 2024 through 2026.

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

NOTE 8 - NOTES PAYABLE
----------------------

     In 2005, the Company issued five promissory notes payable to Cornell Capital Partners, LP totaling $1,350,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. As of December 31, 2006, $1,434,638 was repaid for principal and interest through the issuance of 44,973,692 shares of Class A common stock.

     On February 11, 2005, March 3, 2005, and April 4, 2005, Wass Associates, a New York General partnership loaned the company $21,835, $10,000 and $25,000, respectively. Pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc., the notes were assumed by SWK Technologies in the acquisition of SWK. The unsecured notes bear interest at 6% per annum and are payable in weekly installments of $1,000 and $500 respectively. At December 31, 2005 all of these notes were paid off.

     On June 1, 2005, SWK Technologies, Inc. entered into an unsecured promissory note totaling $35,000 with Wass Associates, a New York General partnership. The unsecured note bears interest at 6% per annum and is due in full together with unpaid interest on December 31, 2005. As of December 31, 2006, the outstanding balance payable to Wass Associates was paid in full.

     In January 2005, the Company issued the sixth promissory note payable to Cornell Capital Partners, LP for $1,150,000 for advances on the equity-line financing agreement entered into with Cornell in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. As of December 31, 2005, $325,000 was repaid for principal through the issuance of 32,559,098 shares of Class

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 8 - NOTES PAYABLE (CONTINUED)
----------------------------------

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

     During the year ended December 31, 2006, SWK Technologies, Inc. drew down $263,000 and repaid $386,000 from its $250,000 line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum (9.25% at December 31, 2006), which can change with the fluctuations in the prime rate and matures August 1, 2007. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of December 31, 2006, the outstanding balance payable to Fleet totaled $22,000. Interest payments during the years ended December 31, 2006 and 2005 were $12,076 and $7,284, respectively.

     On December 30, 2005, the various promissory notes payable to Cornell Capital Partners, LP were terminated and replaced with a Secured Convertible Debenture for the principal amount of $1,159,047, as discussed in Note 10.

     On December 30, 2005, the Company issued a Secured Convertible Debenture for the principal amount of $600,000 to Cornell Capital Partners, LP. as discussed in Note 11.

NOTE 9 - DUE TO RELATED PARTIES
-------------------------------

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

     Total amounts owed to Mr. Mahoney at December 31, 2006 and 2005, representing unpaid salary, unpaid expense and auto allowances and the one-time payment in connection with the Spin-off totaled $859,090 and $952,988, respectively.

     Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources,

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 9 - DUE TO RELATED PARTIES (CONTINUED)
-------------------------------------------

     Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $600 and an auto allowance of $800. Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000. In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004. During the year ending December 31, 2006, Mr. Meller received $125,000 cash payments and $37,289 of the Company's Class A Common Stock as approved by the Board of Directors as repayment of his accrued compensation.

     Total amounts owed to Mr. Meller at December 31, 2006 and 2005, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $526,820 and $644,493, respectively.

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

NOTE 10 - NOTES PAYABLE TO RELATED PARTIES
------------------------------------------

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

     Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The note bears interest at the rate of 9.5% per annum on the unpaid balance until paid or until default. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one Class B common stock share of Trey Resources, Inc., par value $0.00001, for

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 10 - NOTES PAYABLE TO RELATED PARTIES (CONTINUED)
------------------------------------------------------

     each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. During the year ending December 31, 2006, Mr. Mahoney received $129,000 cash payment and $95,182 of the Company's Class A Common Stock, both of which were applied to the principal of the loan. At December 31, 2006 and 2005, the principal balance on this note was $25,819 and $250,000, respectively and accrued interest was $48,576 and $44,767, respectively.

     In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2006 and 2005, the outstanding balance to Mr. Berman was $12,109 and 17,024, respectively.

     In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2006 and 2005, the outstanding balance to Mr. Berman was $12,109 and 17,024, respectively.

     In connection with the acquisition of Wolen Katz, the Company agreed to pay Ms. Katz $12,000 payable in twelve (12) equal monthly installments commencing on the 90th day following the Closing Date. At December 31, 2006, the outstanding balance to Ms. Katz was $5,000.

     In connection with the acquisition of AMP-Best, the Company agreed to collect some outstanding receivables and to pay some outstanding payables of the previous company. At December 31, 2006, the outstanding balance due to the previous owners of AMP-Best was $33,497.

     Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of December 31, 2006, the principal balance on the note is $371,386.

NOTE 11 - CONVERTIBLE DEBENTURES PAYABLE
----------------------------------------

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 11 - CONVERTIBLE DEBENTURES PAYABLE (CONTINUED)
----------------------------------------------------

     Pursuant to the subscription agreements set forth above, on March 25, 2003, the Company issued $40,000 in 5% convertible debentures and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement. The 20% beneficial conversion feature was previously recorded as prepaid financing costs, until such time as the Company's Class A common stock into which the debentures are convertible was registered and deemed effective by the U.S Securities and Exchange Commission. The Company completed the effective registration of the Company's common stock, and any amounts capitalized have been charged to expense in accordance with EITF Issue 98-5. During the year ended December 31, 2006, no additional payments have been made on these outstanding convertible debentures. Total outstanding principal balance of the convertible debentures as of December 31, 2006 and 2005 was $15,000, plus accrued interest of $3,923 and $3,173, respectively.

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

     Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 7.5%. Payment of principal and accrued interest shall be paid on or before December 30, 2007 on the 2005 debentures and May 2, 2008 for the 2006 debenture. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert in whole or in part at any time and from time to time, any amount of principal and accrued interest at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP ("Conversion Price"). In the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the holder of the debenture may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect. A holder of the debenture may not convert this Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the holder of the debenture beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture. Providing that

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 11 - CONVERTIBLE DEBENTURES PAYABLE (CONTINUED)
----------------------------------------------------

     the holder of the debenture meets all restrictions and that the Company does not enter into default, then the Company would expect to issue approximately 344,000,000 shares of Common Stock in settlement of the three secured convertible debentures, over the life of these debentures at the current Conversion Price of $.0075.

     During the year ended December 31, 2006, the Company issued 9,810,875 shares of Class A common stock for repayment of $55,000 of principal on the convertible debenture held by Cornell Capital Partners, LP.

     The aggregate principal value of the Cornell debentures is $2,304,047. This amount is shown net of the unamortized portion of the discount on conversion of $1,046,861. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

NOTE 12 - DERIVATIVE LIABILITY
------------------------------

     In accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK", the conversion feature associated with the Cornell Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,946,936 as a liability in the accompanying consolidated balance sheet, and it is now measured at its estimated fair value of $1,141,709. In addition the Company issued $4 million warrants which were valued at $75,450 and are not subject to revaluation. These warrants are included in the consolidated balance sheets as warrant liability. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

          Fair market value of stock              $0.00550
          Exercise price                          $0.00495
          Dividend yield                             0.00%
          Risk free interest rate                    4.00%
          Expected volatility                      101.47%
          Expected life                      1.00 to 1.63 Years

NOTE 13 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     The Company does not own any real property for use in its operations or otherwise. On June 10, 2005, the Company consolidated its two New Jersey offices and moved into 6,986 square feet of space at 5 Regent Street, Livingston, NJ 07039 at a monthly rent of $7,423. In addition, it sublets 1,090 square feet of space in Clifton, NJ at a monthly rent of $1,998. Effective March 15, 2005, the Company entered into a lease for 621 square feet of space at 900 Walt Whitman Road, Melville, NY 11747, at a monthly rent of $932. On October 30, 2005, entered into a one-year lease for office space at 1902 Wright Place, Carlsbad, CA 92008, at a monthly rent of $567. On June 2, 2006, the Company entered into a two-year lease for office space at 6834 Buckley Road, North Syracuse, New

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------------------

     York, at a monthly rent of $1,800. The Company uses its facilities to house its corporate headquarters and operations and believe that these facilities are suitable for such purpose. The Company maintains a good relationship with its landlords and believes that these facilities will be adequate for the foreseeable future. Total rent expense under these operating leases for the year ended December 31, 2006 and 2005 was $207,356 and $134,512, respectively.

     See Notes 9 and 10 to the Financial Statements for information related to the employment agreements between Jerome Mahoney and Mark Meller.

     The Company has entered into subscription agreements with certain purchasers for the sale of $140,000 in convertible debentures. The convertible debentures are convertible into Class A common stock at the discretion of the holders. During 2004, the Company issued 2,444,177 shares of Trey's Class A common stock for repayment of $125,000 of principal. As of December 31, 2006, $15,000 remained due on the principal and $3,923 was due for accrued interest on these debentures. The Company assumed a total of $324,000 in accrued liabilities and related party debt outstanding and incurred by iVoice. The terms and conditions of the liabilities and debt being assumed are as follows:

     o Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of December 31, 2006 and 2005, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

     o The Company had also assumed an outstanding promissory note in the amount of $250,000 payable to Mr. Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The terms of this obligation are further discussed in Note 12.

     On December 30, 2005, the Company entered an Investor Registration Rights Agreement with Cornell Capital Partners, LP. Pursuant to the terms of the agreement, the Company was to file a registration statement with the SEC within 60 calendar days and to use its best efforts to have the Initial Registration Statement declared effective by the SEC no later than 120 calendar days after the date of the agreement. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company's Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty
     (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. As of December 31, 2006, the Company has incurred $198,905 in Liquidated Damages and there is no maximum stipulated in the agreement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 14 - CAPITAL STOCK
-----------------------

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

     PREFERRED STOCK

     Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. For the year ending December 31, 2006, the company had no transactions in its Preferred Stock.

     CLASS A COMMON STOCK

     Class A Common Stock consists of the following as of December 31, 2006:
     10,000,000,000 shares of authorized common stock with a par value of $.00001, 160,261,297 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

     For the year ending December 31, 2006, the company had the following transactions in its Class A Common Stock:

     >> The company issued 9,810,875 shares of Class A common stock with a total value of $77,569. Of this amount $55,000 was repayment of principal on the convertible debenture with Cornell Capital Partners, LP. The balance of $22,569 represents discount on conversions of principal.

     >> The Company issued 4,347,826 shares of Class A common stock pursuant to the asset purchase agreement with Jodie Katz, valued at $40,000.

     >> The Company issued 6,000,000 shares of Class A common stock pursuant to the asset purchase agreement with Patrick J. Anson, Crandall Melvin III and Michelle Paparo, valued at $75,000.

     >> The Company issued 16,212,208 shares of Class A common stock with a total value of $176,622 to officers of the Company as repayment of loans and accrued salaries. Of this amount, $74,577 was repayment of principal and $102,045 represents discount on conversions.

     >> The Company issued 2,400,000 shares of Class A common stock with a total value of $30,000. Of this amount, $11,040 was for repayment legal services. The balance of $18,960 represents discount on conversions.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 14 - CAPITAL STOCK (CONTINUED)
-----------------------------------

     >> The Company issued 6,900,000 shares of Class A common stock for compensation and bonuses to employees of SWK Technologies, Inc., valued at $81,000..

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

     CLASS B COMMON STOCK

     Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 1 with respect to Class A Common Stock. As of December 31, 2005, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions. For the year ending December 31, 2006, the company had no transactions in its Class B Common Stock.

     CLASS C COMMON STOCK

     Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1 vote for every 1,000 shares. For the year ending December 31, 2006, the company had no transactions in its Class C Common Stock.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 15 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS
----------------------------------------------------

     2004 Stock Incentive Plan
     -------------------------

     During the year ended December 31, 2004, and as amended in 2004 and 2005, and amended and restated in 2006, the Company adopted the 2004 Stock Incentive Plan (the "2004 Plan") in order to attract and retain qualified employees, directors, independent contractors or agents of Trey Resources, Inc. Under the 2004 Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights to employees, directors, independent contractors or agents to purchase the Company's common stock at no less than 50% of the fair market price on the date the option is granted. Options generally vest over four years and have a maximum term of ten years.

     During 2005 and 2006, the following securities were issued pursuant to the 2004 Plan:

     >> On March 2, 2006 and December 16, 2006, the Company issued the aggregate of 9,318,611 shares of Class A common stock for compensation and bonuses to employees.

     >> On July 15, 2005, the Company issued 2,223,746 shares of Class A common stock to a Meritz & Muenz LLP for legal services provided in the prior year.

     >> On April 20, 2006 and September 15, 2006, the Company issued the aggregate of 6,900,000 shares of Class A common stock for compensation and bonuses to employees.

     2004 Directors' and Officers' Stock Incentive Plan During the year ended December 31, 2004, and as amended in 2004 and 2005, and amended and restated in 2006, the Company adopted the 2004 Directors' and Officers' Stock Incentive Plan (the "2004 D&O Plan") in order to provide long-term incentive and rewards to officers and directors of Trey Resources and subsidiaries and to attract and retain qualified employees, directors, independent contractors or agents of Trey Resources, Inc. Under the 2004 D&O Plan, the Board, in its discretion may grant stock options (including non-statutory stock options and incentive stock options qualifying under
     Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights to employees, directors, independent contractors or agents to purchase the Company's common stock at no less than 50% of the market price on the date the option is granted. Options generally vest over four years and have a maximum term of ten years.

     During 2005 and 2006, the following securities were issued pursuant to the 2004 D&O Plan:

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 15 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS (CONTINUED)
----------------------------------------------------------------

     >> On February 16, 2005, the Company issued 270,270 shares of Class A common stock to a previous officer of iVoice, Inc. per the spin-off agreement.

     >> At various times during the year ended December 31, 2005, the Company issued 11,662,792 shares of Class A common stock for repayment of accrued salaries for two officers of the Company.

     >> At various times during the year ended December 31, 2006, the Company issued 16,212,208 shares of Class A common stock for repayment of accrued salaries for the two officers of the Company.

     Options/Warrants Outstanding
     ----------------------------
     During the years ending December 31, 2005 and 2006, the following options and warrants were issued pursuant to their respective agreements. Unexpired options and warrants outstanding are as follows as of December 31, 2006:

          Expiration Date              Exercise Price              Shares
          ---------------              --------------              ------
          August 31, 2008                  .030                   4,000,000
          July 11, 2012                    .015                   3,000,000
          July 31, 2014                    .070                      75,000
                                                                  ---------
                                                                  7,075,000
                                                                  =========

     The following table summarizes the stock option and warrants transactions:

                                                   Stock             Weighted
                                                  Option &           Average
                                                  Warrants           Exercise
                                                 Outstanding          Price
                                                  ---------          -------
          Balance, January 1, 2005                        -          $  .000
          Granted                                    75,000          $  .070
          Exercised                                       -          $  .000

          Canceled                                        -          $  .000
                                                  ---------          -------
          Balance, December 31, 2005                 75,000          $  .070
                                                  =========          =======

          Granted                                 7,000,000          $  .024
          Exercised                                       -          $  .000
          Canceled                                        -          $  .000
                                                  ---------          -------
          Balance, December 31, 2005              7,075,000          $  .024
                                                  =========          =======

          Outstanding and Exercisable,
          December 31, 2006                       7,075,000          $  .024
                                                  =========          =======

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 16 - GOING CONCERN
-----------------------

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

     The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceeded current assets by approximately $3.9 million, as of December 31, 2006. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

NOTE 17 - SUBSEQUENT EVENTS
---------------------------

     >> On January 8, 2007, the Company issued 4,878,049 shares of its Class A common stock to Cornell Capital Partners for $20,000 repayment of principal on the convertible debentures payable.

     >> On January 23, 2007, the Company issued 4,264,780 shares of its Class A common stock to Cornell Capital Partners for $20,000 repayment of principal on the convertible debentures payable.

     >> On January 31, 2007, the Company issued 3,950,000 shares of its Class A common stock with a total value of $8,098 to officers of the Company as repayment of accrued salaries.

     >> On January 31, 2007, the Company issued 3,950,000 shares of its Class A common stock with a total value of $19,750 for compensation and bonuses to SWK employees.

     >> On January 31, 2007, the Company authorized 20,000,000 shares for a 2007 Consultant Stock Incentive Plan. Pursuant to this Plan, the Company issued 8,318,442 shares of Class A common stock with a total value of $17,053 to Meritz & Muenz for payment of prior year legal services.

     >> On February 2, 2007, the Company issued 6,097,561 shares of its Class A common stock to Cornell Capital Partners for $25,000 repayment of principal on the convertible debentures payable.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005

NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)
---------------------------------------

     >> On February 9, 2007, the Company issued 5,882,353 shares of its Class A common stock to Cornell Capital Partners for $20,000 repayment of principal on the convertible debentures payable.

     >> On February 20, 2007, the Company issued 6,250,000 shares of its Class A common stock to Cornell Capital Partners for $20,000 repayment of principal on the convertible debentures payable.

     >> On February 27, 2007, the Company issued 6,428,571 shares of its Class A common stock to Cornell Capital Partners for $18,000 repayment of principal on the convertible debentures payable.