Form 10QSB
period 2007-03-31
TREY RESOURCES INC
filed 2007-05-15
CIK 1236275

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  _____________

                                   FORM 10-QSB
                                  _____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares of Class A, common stock, par value $.00001, outstanding as
of May 14, 2007:                 387,767,125

================================================================================

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006



                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Balance Sheet - March 31, 2007                                    2 - 3

         Statements of Operations - For the three months
         ended March 31, 2007 and 2006                                         4

         Statements of Cash Flows - For the three months ended
         March 31, 2007 and 2006                                           5 - 6

         Notes to Condensed Consolidated Financial Statements             7 - 22

         Item 2.  Management's Discussion and Analysis or Plan
                  of Operation                                           23 - 28

         Item 3.  Controls and Procedures                                     29




PART II. OTHER INFORMATION

         Item 6.  Exhibits                                                    30

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2007


                                    ASSETS
                                    ------
CURRENT ASSETS
Cash and cash equivalents                                                    $    633,813
Securities available for sale                                                      31,515
Accounts receivable, net of allowance for doubtful accounts of $42,036            844,848
Inventory                                                                          33,282
Prepaid expenses and other current assets                                         156,041
                                                                             ------------
       Total current assets                                                     1,699,499
                                                                             ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $160,988               246,360

OTHER ASSETS
Intangible assets, net of accumulated amortization of $146,953                    445,528
Convertible debentures, net of allowance for doubtful accounts of $267,815        184,387
Deposits and other assets                                                          36,399
                                                                             ------------
       Total other assets                                                         666,314
                                                                             ------------

TOTAL ASSETS                                                                 $  2,612,173
                                                                             ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                       -------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                        $  1,749,589
Due to related parties                                                          1,326,697
Deferred revenue                                                                  125,612
Current portion of convertible debentures payable, net of discounts             1,018,079
Current portion of long term debt                                                 120,549
Current portion of derivative liability                                           694,090
Warrant liability                                                                  75,450
Notes payable to related parties                                                  404,747
                                                                             ------------
                                                                                5,514,813
                                                                             ------------

LONG TERM DEBT
Convertible debentures payable, net of discounts, net of current portion          331,474
Derivative liability, net of current portion                                      292,948
Obligations under capital leases - non-current                                     15,674
                                                                             ------------
       Total long term liabilities                                                640,096
                                                                             ------------

TOTAL LIABILITIES                                                            $  6,154,909
                                                                             ------------
COMMITMENTS AND CONTINGENCIES                                                          --


 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
                                 MARCH 31, 2007




STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                        $         --
Common stock:
  Class A - par value $.00001; authorized 10,000,000,000 shares;
     244,670,988 shares issued and outstanding                                      2,447
  Class B - par value $.00001; authorized 50,000,000 shares;
     no shares issued and outstanding                                                  --
  Class C - par value $.00001; authorized 20,000,000 shares;
     no shares issued and outstanding                                                  --
Additional paid in capital                                                      4,324,849
Additional paid in capital - warrants                                             125,166
Accumulated deficit                                                            (7,995,198)
                                                                             ------------
         Total stockholders' deficit                                           (3,542,736)
                                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $  2,612,173
                                                                             ============








 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                      For the Three Months Ended
                                                               March 31,
                                                     ----------------------------
                                                         2007            2006
                                                     ------------    ------------
SALES, net                                           $  2,118,358    $  1,338,934

COST OF SALES                                           1,319,454         822,543
                                                     ------------    ------------

GROSS PROFIT                                              798,904         516,391
                                                     ------------    ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Selling expenses                                      310,478         301,917
    General and administrative expenses                   447,411         452,157
    Depreciation and amortization                          77,992          14,864
                                                     ------------    ------------
Total selling, general and administrative expenses        835,881         768,938
                                                     ------------    ------------

LOSS FROM OPERATIONS                                      (36,977)       (252,547)
                                                     ------------    ------------
OTHER INCOME (EXPENSE)
    Gain on revaluation of derivatives                    154,671         272,942
    Amortization of discount on debt conversion          (243,367)       (254,618)
    Gain on sales of securities available for sale         55,663          12,067
    Other income (expense)                                (64,435)        (28,676)
    Interest expense                                      (57,148)        (40,718)
                                                     ------------    ------------
Total other income (expense)                             (154,616)        (39,003)
                                                     ------------    ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                 (191,593)       (291,550)

PROVISION FOR INCOME TAXES                                     --              --
                                                     ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                 $   (191,593)   $   (291,550)
                                                     ============    ============
NET LOSS PER COMMON SHARE
    Basic and Diluted                                $      (0.00)   $      (0.00)
                                                     ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic and Diluted                                 201,848,814     119,358,391
                                                     ============    ============


 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                             For the Three months
                                                                                Ended March 31
                                                                         ----------------------------
                                                                             2007            2006
                                                                         ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net loss                                                              $   (191,593)   $   (291,550)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities, net of effects of acquisition
   Net gain on sale of securities available for sale                          (55,663)        (12,067)
   Gain on revaluation of derivatives                                        (154,671)       (272,942)
   Depreciation and amortization                                               28,620          13,335
   Amortization of other intangibles                                           49,373           1,529
   Amortization of debt discounts                                             243,367         212,754
      Common stock issued for debt conversion discount                         69,926          41,864
      Common stock issued for services                                         28,250              --
      Deferred interest income on convertible debentures                       (2,109)         (4,015)
   Changes in certain assets and liabilities:
      Accounts receivable                                                     (46,043)       (101,620)
      Inventory                                                                18,012           6,586
      Prepaid expenses and other assets                                       (58,857)        (11,685)
      Accounts payable and accrued liabilities                                286,849         (73,115)
      Deferred revenue                                                         15,961          18,050
      Related party accounts                                                   15,182         (98,155)
                                                                         ------------    ------------
Total cash provided by (used in) operating activities                         246,604        (571,031)
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                          (8,624)        (29,472)
   Net proceeds of sale of securities available for sale                       85,661              --
   Purchase of intangible assets                                               (7,000)             --
                                                                         ------------    ------------
Total cash provided by (used in) financing activities                          70,037         (29,472)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of related party loans                                           (43,675)       (127,225)
   Proceeds from notes payable & convertible debentures                            --          40,000
   Proceeds of capital leases                                                      --          19,261
   Repayment of capital leases                                                (12,603)         (6,588)
                                                                         ------------    ------------
Total cash (used in) financing activities                                     (56,278)        (74,552)
                                                                         ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          260,363        (675,055)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               373,450       1,016,993
                                                                         ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                $    633,813    $    341,938
                                                                         ============    ============
CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                      $     13,906    $      6,390
                                                                         ============    ============
   Income taxes                                                          $         --    $    250,712
                                                                         ============    ============

 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the three months ended March 31, 2007:

a) Issued 3,950,000 shares of Class A common stock with a value of $8,090 for repayment of accrued salaries for two officers of the Company.

b) Issued 54,831,249 shares of Class A Common Stock with a total value of $196,075 for conversion of $166,000 of principal on outstanding debentures with Cornell Capital Partners, LP.

c) Issued 3,950,000 shares of Class A common stock with a value of $19,750 for compensation and bonuses to employees of SWK Technologies, Inc.

d) Issued 18,818,442 shares of Class A common stock with a value of $63,506 for conversion of $31,353 of debt for legal services.

e) Issued 2,500,000 shares of Class A common stock with a value of $8,500 for investor relation services to Savant Corporation.

For the three months ended March 31, 2006:

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


 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF  BUSINESS
Trey Resources, Inc. (the "Company"), was incorporated in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice Inc. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company.

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

Certain intellectual property, representing the software codes of the Automatic Reminder, was sold in November 2004 to Laser Energetics, Inc. (LEI), a New Jersey based technology company. The Company received 10 million shares of Laser Energetics Class A Common Stock and was further issued a convertible debenture by Laser Energetics, Inc. in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. On May 16, 2005, the 10 million shares of Laser Energetics Class A Common Stock were assigned to iVoice, Inc. as settlement of all Administrative Fees owed by the Company to iVoice. As of March 31, 2007, the Company has determined that the value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2006 and 2007, were written down to zero as a provision for doubtful accounts.

The Company is publicly traded and is currently traded on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "TYRIA".

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of Trey Resources, Inc. (the "Company" or "Trey") and its wholly owned subsidiaries, SWK Technologies, Inc. and BTSG Acquisition Corp. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-KSB.

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

The result of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2006. References to the "Company," "we," "us," and "our" refer to Trey Resources Inc. and its subsidiaries.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at March 31, 2007 of $198,487. The cash equivalents represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions.

The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has uninsured cash balances at March 31, 2007 of $333,306.

REVENUE RECOGNITION
The Company recognizes revenues from consulting and support services as the services are performed. Hardware and software revenues are recognized when the product is shipped to the customer. Commissions are recognized when payments are received, since the Company has no obligation to perform any future services.

MARKETABLE SECURITIES
The Company has evaluated its investment policies consistent with Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FASB 115"), and determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in the Statement of Accumulated Other Comprehensive Income (Loss).

ACCOUNTS RECEIVABLES
Accounts receivables consist primarily of uncollected invoices for maintenance and professional services. Payment for software sales are due in advance of ordering from the software supplier. Payments for maintenance and support plan renewals are due before the beginning of the maintenance period. Payments for professional services are due 50% in advance and the balance on completion of the services. The Company maintains a small provision for bad debts and reviews the provision quarterly.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

Property and Equipment Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years. Maintenance and repairs are charged to expense as incurred.

DEFERRED REVENUES
Deferred revenues consist primarily of annual telephone support plan revenues that will be earned in future periods.

FINANCING COSTS
Financing costs consist primarily of professional fees and various paid commissions relating to the issuance of the Company's convertible debentures and equity credit lines. These costs are expensed as incurred.

INCOME TAXES
The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

STOCK-BASED COMPENSATION
SFAS No. 123R, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. The Company has adopted this statement and recorded the option value as outlined above.

LOSS PER COMMON SHARE
SFAS No. 128, "Earnings per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The computation of basic EPS is computed by dividing income available to common stockholders by weighted average number of common shares during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise, or contingent exercise of

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

securities that would have an anti-dilutive effect on earnings resulting from the Company's net loss position.

                                                         For the three
                                                     Months ending March 31,
                                                      2007            2006
                                                  ------------    ------------
Net loss from continuing operations               $   (191,593)   $   (291,550)
                                                  ============    ============
Weighted-average common shares outstanding         201,848,814     119,358,391
                                                  ============    ============
Net loss per common share from continuing
  operations                                      $      (0.00)   $      (0.00)
                                                  ============    ============

The Company had common stock equivalents of 7,075,000 at March 31, 2007 and 2006, respectively.

DERIVATIVE LIABILITIES
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the three months ended March 31, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

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

These acquisitions are being valued by the strength of the client lists and as such have been reviewed for impairment. At December 31, 2006, management determined that the goodwill acquired in 2006 and prior periods should be impaired by $1,062,040 based on the reduced repeat sales from the clients acquired at the acquisition. In doing so, management has determined that no further write-down for impairment is required.

SWK Technologies capitalizes ongoing development costs of their MAPADOC product. At March 31, 2007, the intangible assets totaled $31,151 net of accumulated amortization of $13,528.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceeded current assets by approximately $3.9 million, as of March 31, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

NOTE 5 - CONVERTIBLE DEBENTURES RECEIVABLE

In November 2004, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. As part of the sale, the Company was issued a convertible debenture in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. As of March 31, 2007, the Company has determined that value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2006 and 2007, were written down to zero as a provision for doubtful accounts.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

During the three months ending March 31, 2007, the company converted $61,500 of principal into 4,573,788 shares of Class A Common Stock of Voyager One. At March 31, 2007, the aggregate value of the debentures plus deferred interest income is $184,387.

NOTE 6- NOTES PAYABLE

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

During the three months ended March 31, 2007, SWK Technologies, Inc. repaid $28,000 on its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% (9.25% at March 31, 2007) per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of March 31, 2007, the aggregate balance of the line of credit is $0. Interest payments during the three months ending March 31, 2007 were $201.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

the Closing Date, or (b) an amount equal to eighty percent (80%) of the average of the four (4) lowest Closing Bid Prices of the Common Stock for the five (5) trading days immediately preceding the Conversion Date.

On March 31, 2003, the Company issued $40,000 and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement. The 20% beneficial conversion feature was previously recorded as prepaid financing costs, until such time as the Company's Class A common stock into which the debentures are convertible was registered and deemed effective by the U.S Securities and Exchange Commission. The Company completed the effective registration of the Company's common stock, and any amounts capitalized have been charged to expense in accordance with EITF Issue 98-5. During the three months ended March 31, 2007, no additional payments have been made. Total outstanding principal balance of the convertible debentures at March 31, 2007 was $15,000, plus accrued interest of $4,108.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

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

During the three months ended March 31, 2007, the Company issued 54,831,249 shares of Class A common stock for repayment of $166,000 of principal on the convertible debenture held by Cornell Capital Partners, LP.

The aggregate principal value of the Cornell debentures is $2,138,047. This amount is shown net of the unamortized portion of the discount on conversion of $803,494. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

NOTE 8 - INCOME TAXES

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

At March 31, 2007, deferred tax assets consist of the following:

     Deferred tax assets                         $ 2,528,000
     Less: Valuation allowance                    (2,528,000)
                                                 -----------
     Net deferred tax assets                     $      --
                                                 ===========

At March 31, 2007, the Company had a federal net operating loss carry forward in the approximate amounts of $6,005,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9 - DUE TO RELATED PARTIES

Pursuant to the Spin-off, the Company entered into an Administrative Services Agreement whereby iVoice will provide the Company with services in such areas as information management and technology, employee benefits administration, payroll, financial accounting and

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

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

Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The note bears interest at the rate of 9.5% per annum on the unpaid balance until paid or until default. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one Class B common stock share of Trey Resources, Inc., par value $0.00001, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing
(x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At March 31, 2007 the principal on this note was $25,819 and accrued interest was $49,181.

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

Total amounts owed to Mr. Mahoney at March 31, 2007, representing unpaid salary, unpaid expense and auto allowances, the one-time payment in connection with the Spin-off, liabilities assumed in the Spin-off and interest on the liabilities assumed in the Spin-off totaled $795,281.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

Total amounts owed to Mr. Meller at March 31, 2007, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $531,416.

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

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At March 31, 2007, the outstanding balance to Mr. Berman was $10,939.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At March 31, 2007, the outstanding balance to Ms. Berman was $10,939.

In connection with the acquisition of Wolen Katz, the Company agreed to pay Ms. Katz $12,000 payable in twelve (12) equal monthly installments commencing on the 90th day following the Closing Date. At March 31, 2007, the outstanding balance to Ms. Katz was $2,000.

In connection with the acquisition of AMP-Best, the Company agreed to collect some outstanding receivables and to pay some outstanding payables of the previous company. At December 31, 2006, the outstanding balance due to the previous owners of AMP-Best was $33,497.

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of March 31, 2007, the principal balance on the note is $355,050.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

NOTE 10 - COMMITMENTS AND CONTINGENCIES

o The Company does not own any real property for use in its operations or otherwise. On June 10, 2005, the Company consolidated its two New Jersey offices and moved into 6,986 square feet of space at 5 Regent Street, Livingston, NJ 07039 at a monthly rent of $7,423. In addition, it sublets 1,090 square feet of space in Clifton, NJ at a monthly rent of $1,998. Effective March 15, 2005, the Company entered into a lease for 621 square feet of space at 900 Walt Whitman Road, Melville, NY 11747, at a monthly rent of $932. On October 30, 2005, entered into a one-year lease for office space at 1902 Wright Place, Carlsbad, CA 92008, at a monthly rent of $567. On June 2, 2006, the Company entered into a two-year lease for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $1,800. The Company uses its facilities to house its corporate headquarters and operations and believe that these facilities are suitable for such purpose. The Company maintains a good relationship with its landlords and believes that these facilities will be adequate for the foreseeable future.

o See Note 9 to the Financial Statements for information related to the employment agreements between Jerome Mahoney and Mark Meller.

o The Company has entered into a subscription agreement with certain purchasers for the sale of $140,000 in convertible debentures. The notes are convertible into Class A common stock at the discretion of the holders. During 2004, the Company issued 2,444,177 shares of Trey's Class A common stock for repayment of $125,000 of principal. As of March 31, 2007, $15,000 remained due on the principal and $4,108 was due for accrued interest on these debentures.

o See Note 7 to these Financial Statement for information related to the Securities Purchase Agreement, Investors Registration Rights Agreement and Secured Convertible Debentures entered into between the Company and Cornell Capital Partners, LP. Pursuant to terms of these agreements, Cornell shall purchase up to $2,138,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. The agreements also require the Company to file a registration statement with the SEC and assess liquidated damages for various defaults.

o The Company assumed a total of $324,000 in accrued liabilities and related party debt outstanding and incurred by iVoice. The terms and conditions of the liabilities and debt being assumed are as follows:

     Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

     date. As of March 31, 2007, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

     The Company has also assumed an outstanding promissory note in the amount of $250,000 payable to Mr. Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The terms of this obligation are further discussed in
     Note 9. As of March 31, 2007, the loan balance is $25,819 plus accrued interest of $49,181.

NOTE 11 - CAPITAL STOCK

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

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2007, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of March 31, 2007:
10,000,000,000 shares of authorized common stock with a par value of $.00001, 244,670,988 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the three months ending March 31, 2007, the company had the following transactions in its Class A common stock:

>> The Company issued 54,831,249 shares of Class A common stock with a total value of $196,075 for conversion of $166,000 of principal on convertible debentures with Cornell Capital Partners, LP. The balance of $30,075 represents discount on conversions of the principal.

>> The Company issued 3,950,000 shares of Class A common stock with a value of $19,750 for compensation and bonuses to employees of SWK Technologies, Inc.

>> The Company issued 3,950,000 shares of its Class A common stock with a total value of $16,195 to officers of the Company as repayment of accrued salaries. Of this amount, $8,097 was for repayment of principal and $8,098 represents discount on conversions.

>> The Company issued 18,818,442 shares of Class A common stock with a total value of $63,506 for conversion of $31,353 of debt for legal services. Of this amount $32,153 represents discount on conversions.

>> The Company issued 2,500,000 shares of Class A common stock with a value of $8,500 for compensation of investor relations services to Savant Corporation.

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 100 with respect to Class A Common Stock. As of March 31, 2007, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1,000 to 1 with respect to Class A Common Stock. As of March 31, 2007, no shares were issued or outstanding.

NOTE 12 - SUBSEQUENT EVENTS

>> On April 17, 2007, the Company issued 19,000,000 shares of its Class A common stock with a total value of $14,250 to officers of the Company as repayment of accrued salaries. Of this amount, $26,565 was for repayment of principal and $45,623 represents discount on conversions.

>> On April 17, 2007, the Company issued 19,000,000 shares of Class A Common Stock for compensation and bonuses to employees of SWK Technologies, Inc. valued at $38,000.

>> On April 17, 2007, the Company issued 6,058,667 shares of Class A Common Stock for conversion of $4,544 of debt for legal services.

>> On April 23, 2007, the Company issued 20,000,000 shares of its Class A Common Stock with

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2007 AND 2006

       a total value of $9,000 to an officer of the Company as repayment of a note payable.

>> On April 23, 2007, the Company issued 9,759,693 shares of Class A Common Stock for conversion of $7,320 of debt for legal services.

>> During the months of April and May 2007, the Company issued 62,611,110 shares of its Class A Common Stock to Cornell Capital Partners for $68,450 repayment of principal on the convertible debentures payable.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the year ending December 31, 2006 filed with Form 10-KSB. The following discussion contains forward-looking statements. Please see "Forward Looking Statements - Cautionary Factors" for a discussion of uncertainties, risks and assumptions associated with these statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

THREE MONTHS ENDING MARCH 31, 2007 COMPARED TO THREE MONTHS ENDING MARCH 31,
2006

Prior to our acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey were derived from the license of our automatic reminder and call initiating software products which address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. Until February 11, 2004, the Automatic Reminder business had only operated as a division of iVoice, Inc. and had never operated on a stand-alone basis. All rights, title, and interest to the Automatic Reminder software source code and product line was sold in November 2004 to a technology company for a $250,000 note and stock

Revenues for the three month period ended March 31, 2007 were $2,118,358 as compared to sales of $1,338,934 for the three month period ending March 31, 2006, an increase of $779,424. These sales were all generated by the Company's operating subsidiary, SWK Technologies ("SWKT"). SWKT sales increased as the result of increased focus by management on marketing and sales across all its product lines, as well as a contribution to sales from AMP-Best Consulting, Inc, which SWKT acquired on June 2, 2006.

The gross profit for the three months ended March 31, 2007 of $798,904 represents the gross profit of SWKT. As a percentage of sales, gross margin was 37.7% for the three-month period ending March 31, 2007. Gross profit for the three months ended March 31, 2006 was $516,391, which was 38.6% of sales. Total gross profit increased by $282,513 when compared to the prior year. The mix of products being sold by the company changes from time to time, such that the overall gross margin percentage decreased. Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases.

Total operating expenses were $835,881 for the three-month period ending March 31, 2007, an increase of $66,943 over the three-month period ending March 31, 2006, which totaled $768,938. The increase is primarily a result of SWKT increased selling and marketing expenses for salaries and benefits as management increased headcount necessary to increase sales and to support higher sales volumes.

Total other income (expense) for the three months ended March 31, 2007 was an expense of $154,616, an increase of $115,613 in other expenses over the three-month period ending March 31, 2006. The increase in other expenses primarily reflects a gain on revaluation of derivatives of $154,671, a gain of $55,663 on sales of securities available for sale, and an increase in interest expense of $16,430 on outstanding convertible debentures, related party loans, and trade leases. These increases were offset primarily by a decrease of $11,251 in amortization of debt conversion discounts.

Net loss for the three-month period ending March 31, 2007 was $191,593 as compared to net loss of $291,550 for the three-month period ending March 31, 2006. The decrease in net loss of $99,957 for the respective periods was a result of the factors discussed above.


EMPLOYEES

As of March 31, 2007, we had approximately 38 full time employees and 3 part time employees located in one office in New Jersey, two offices in New York and one office in California. All but five of our current employees were formerly employees of the companies that we acquired. Approximately nine of our employees are engaged in sales and marketing activities and approximately twelve employees are engaged in service fulfillment.

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

In January 2003, the Company entered into a subscription agreement with certain accredited investors to issue $250,000 in convertible debentures, with interest payable at 5% per annum. On March 31, 2003, Trey issued $40,000 in convertible debentures to 4 individual investors under the subscription agreement. On September 19, 2003, Trey issued $100,000 in convertible debentures to Cornell Capital Partners pursuant to the subscription agreement. The debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the registration of shares or
(b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debentures have a term of two years with all accrued interest due at the expiration of the term. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004. As of March 31, 2007, $15,000 remained due on the principal and $4,108 was due for accrued interest on these debentures.

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

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to such purchase agreement, Cornell shall purchase up to $2,359,047 of secured convertible debentures which shall be convertible into shares of the

Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures. The debentures are due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the Cornell debentures at March 31, 2007 is $2,343,060 for principal and interest.

In connection with the acquisition of SWK, Inc. Trey has assumed a total of $664,642 in liabilities and has borrowed an additional $35,000 from an unrelated third party. Of the liabilities assumed, a total of $216,372 has been repaid by Trey at the closing and the $35,000 note is being paid at the rate of $1,500 per week. As of March 31, 2007, the entire balance on this note was paid in full. On its audited financial statements for the year ending December 31, 2003, SWK, Inc, was issued a going concern opinion by its auditors who cited recurring losses, a deficiency of cash flows from operations and the lack of liquidity as the basis of their opinion.

Pursuant to the Spin-Off from iVoice, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $9,000. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The aggregate balance of these obligations at March 31, 2007 is $149,061. The assumed obligations are described below.

Trey assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney in exchange for the assets it received pursuant to the Spin-Off of the Automatic Reminder business. This amount is related to funds loaned to iVoice and unrelated to the operations of Trey. Trey, for value received, promised to pay Mr. Mahoney the principal sum of $250,000 at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due annually. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Trey, par value $0.00001, for each dollar owed, (ii) the number of shares of Class A Common Stock of Trey calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At March 31, 2007, the principle on this note was $25,819 and accrued interest was $49,181.

Trey assumed an outstanding obligation to Kevin Whalen of $74,000 for amounts due for unpaid salary from iVoice. This amount is related to services provided to iVoice and unrelated to the operations of Trey. However, because Mr. Whalen assisted in the preparation of the financial statements and footnotes related to the Spin-off, Trey assumed this obligation to Kevin Whalen. A portion of the obligation is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of March 31, 2007, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

During the three-month period ending March 31, 2007, SWK Technologies, Inc. repaid $22,000 on its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of March 31, 2007, the outstanding balance payable to Fleet totaled $0.

During the three months ended March 31, 2007, Trey had a net increase in cash of $360,363. Trey's principal sources and uses of funds were as follows:

CASH PROVIDED (USED) BY OPERATING ACTIVITIES. Trey had cash provided by operating activities of $246,604 for the three months ended March 31, 2007, an increase of $817,635 in cash provided operations as compared to cash used for operating activities of $(571,031) in the three months ended March 31, 2006. The increase is primarily the result of the increased amortization of debt securities, debt conversion discount, accounts receivable on higher sales, and the cash payments on related party accounts. The increase is also attributable to an increase in accounts payable and accrued expense of $379,714.

CASH PROVIDED (USED) BY INVESTING ACTIVITIES. Investing activities for the three months ended March 31, 2007 provided cash of $70,037 for the purchase and upgrade of computers and network equipment. Of this amount, $8,624 was used for the purchase of equipment, $7,000 was used to purchase customer lists and $85,661 was net proceeds on the sales of securities. For the three months ended March 31, 2006, the company used $29,472.

CASH USED BY FINANCING ACTIVITIES. Financing activities in the three months ended March 31, 2007 used a total of $56,278 in cash. This total primarily consisted of repayment of related party loans of $43,675 and capital leases of $12,603. Financing activities in the three months ended March 31, 2006 used a total of $74,552 in cash. This total primarily consisted of $127,225 repayment of related party notes offset by $40,000 in proceeds from its line of credit.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS

     Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private

Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. For a discussion of material risks and uncertainties that the Company faces, see the discussion in the Form 10-KSB for the fiscal year ended December 31, 2006 entitled "Risk Factors".

ITEM 3. CONTROLS AND PROCEDURES

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

                                   SIGNATURES

In accordance with the Exchange Act, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Mark Meller                                      Date: May 15, 2007
    ---------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

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