Form 10QSB
period 2007-06-30
TREY RESOURCES INC
filed 2007-08-20
CIK 1236275

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_]   Accelerated Filer [_]    Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

Number of shares of Class A, common stock, par value $.00001, outstanding as of
August 17, 2007:         861,351,079

================================================================================

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006



                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Balance Sheet - June 30, 2007                                    2 - 3

         Statements of Operations - For the six months and three
         months ended June 30, 2007 and 2006                              4

         Statements of Cash Flows - For the six months ended
         June 30, 2007 and 2006                                           5 - 6

         Notes to Condensed Consolidated Financial Statements             8 - 22


Item 2.  Management's Discussion and Analysis or Plan of Operation       23 - 28

Item 3.  Controls and Procedures                                         29

Item 3A(T). Controls and Procedures                                      30


PART II. OTHER INFORMATION

ITEM 5.  Other Information.                                              30

Item 6.  Exhibits                                                        30

Index of Exhibits                                                        32

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2007



                                     ASSETS
                                     ------

CURRENT ASSETS
Cash and cash equivalents                                                  $    334,833
Accounts receivable, net of allowance for doubtful accounts of $42,036          890,169
Inventory                                                                        43,132
Prepaid expenses and other current assets                                       129,623
                                                                           ------------
       Total current assets                                                   1,397,757
                                                                           ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $160,988             267,746

OTHER ASSETS
Intangible assets, net of accumulated amortization of $196,326                  396,155
Notes and convertible debenture receivable                                      162,887
Deposits and other assets                                                        35,486
                                                                           ------------
       Total other assets                                                       594,528
                                                                           ------------

TOTAL ASSETS                                                               $  2,260,031
                                                                           ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
Accounts payable and accrued expenses                                      $  1,509,138
Due to related parties                                                        1,364,063
Deferred revenue                                                                131,361
Current portion of convertible debentures payable, net of discounts           1,360,402
Current portion of notes payable and capital leases                             205,631
Current portion of derivative liability                                         783,140
Warrant liability                                                                75,450
Notes payable to related parties                                                460,509
                                                                           ------------
                                                                              5,889,694
                                                                           ------------

LONG TERM DEBT
Convertible debentures payable, net of discounts, net of current portion        104,018
Derivative liability, net of current portion                                    160,455
Notes payable and capital leases - non-current                                   52,041
                                                                           ------------
       Total long term liabilities                                              316,514
                                                                           ------------

TOTAL LIABILITIES                                                          $  6,206,208
                                                                           ============

COMMITMENTS AND CONTINGENCIES                                                        --




 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
                                  JUNE 30, 2007





STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                      $         --
Common stock:
  Class A - par value $.00001; authorized 10,000,000,000 shares;
     606,658,759 shares issued and outstanding                                    6,067
  Class B - par value $.00001; authorized 50,000,000 shares;
     no shares issued and outstanding                                                --
  Class C - par value $.00001; authorized 20,000,000 shares;
     no shares issued and outstanding                                                --
Additional paid in capital                                                    4,513,587
Additional paid in capital - warrants                                           246,034
Accumulated deficit                                                          (8,711,865)
                                                                           ------------
         Total stockholders' deficit                                         (3,946,177)
                                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $  2,260,031
                                                                           ============













 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       For the Six Months Ended       For the Three Months Ended
                                                               June 30,                        June 30,
                                                     ----------------------------    ----------------------------
                                                         2007            2006            2007            2006
                                                     ------------    ------------    ------------    ------------
SALES, net                                           $  3,914,219    $  2,907,706    $  1,795,861    $  1,568,772

COST OF SALES                                           2,574,966       1,820,538       1,255,512         997,995
                                                     ------------    ------------    ------------    ------------
GROSS PROFIT                                            1,339,253       1,087,168         540,349         570,777
                                                     ------------    ------------    ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Selling expenses                                      606,218         667,216         295,740         365,299
    General and administrative expenses                 1,013,660         964,055         566,249         511,898
    Depreciation and amortization                         151,384          29,863          73,392          14,999
                                                     ------------    ------------    ------------    ------------
Total selling, general and administrative expenses      1,771,262       1,661,134         935,381         892,196
                                                     ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                     (432,009)       (573,966)       (395,032)       (321,419)
                                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
    Gain on revaluation of derivatives                    198,114         396,648          43,443         123,706
    Amortization of discount on debt conversion          (486,734)       (538,747)       (243,367)       (284,129)
    Gain on sales of securities available for sale         71,413          26,411          15,750          14,344
    Write-off of financing costs                               --         (60,000)             --         (60,000)
    Other income (expense)                               (136,881)        (91,835)        (72,446)        (63,159)
    Interest expense                                     (122,163)        (88,960)        (65,015)        (48,242)
                                                     ------------    ------------    ------------    ------------
Total other income (expense)                             (476,250)       (356,483)       (321,634)       (317,480)
                                                     ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                 (908,259)       (930,449)       (716,666)       (638,899)

PROVISION FOR INCOME TAXES                                     --              --              --              --
                                                     ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                 $   (908,259)   $   (930,449)   $   (716,666)   $   (638,899)
                                                     ============    ============    ============    ============
NET LOSS PER COMMON SHARE
    Basic and Diluted                                $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                     ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic and Diluted                                 311,194,545     132,833,598     419,338,676     141,736,928
                                                     ============    ============    ============    ============

 The accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                              For the Six months
                                                                                 Ended June 30,
                                                                          ----------------------------
                                                                              2007            2006
                                                                          ------------    ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
   Net loss                                                               $   (908,259)   $   (930,449)
   Adjustments to reconcile net loss to net cash used in
     operating activities, net of effects of acquisition
   Net gain on sale of securities available for sale                           (71,663)        (26,411)
   Gain on revaluation of derivatives                                         (198,114)       (396,648)
   Depreciation and amortization                                                52,638          26,670
   Amortization of other intangibles                                            98,746           3,193
   Amortization of debt discounts                                              486,734         413,341
      Common stock issued for debt conversion discount                         146,996         125,406
      Common stock issued for services and compensation                        128,505          60,000
      Deferred interest income on convertible debentures                        (2,109)         (7,977)
      Write off of debt issue costs                                                 --          60,000
   Changes in certain assets and liabilities:
      Accounts receivable                                                      (91,364)       (160,899)
      Inventory                                                                  8,162          13,206
      Prepaid expenses and other assets                                        (30,104)        (33,437)
      Accounts payable and accrued liabilities                                   6,547         279,708
      Deferred revenue                                                          21,710          27,077
      Related party accounts                                                    52,548         (71,309)
                                                                          ------------    ------------
Total cash used in operating activities                                       (299,027)       (618,529)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                          (55,435)        (49,797)
   Net proceeds of sale of securities available for sale                       201,911          22,569
   Business acquisition costs                                                       --         (97,000)
   Purchase of intangible assets                                                (7,000)             --
                                                                          ------------    ------------
Total cash provided by (used in) financing activities                          139,476        (124,228)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (repayment of) related party loans                             35,087        (118,854)
   Proceeds from notes payable, capital leases & convertible debentures        110,000         651,503
   Repayment of notes payable, capital leases & convertible debentures         (24,153)       (250,471)
                                                                          ------------    ------------
Total cash provided by financing activities                                    120,934         282,178
                                                                          ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (38,617)       (460,579)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                373,450       1,016,993
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $    334,833    $    556,414
                                                                          ============    ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                       $     26,393    $     13,475
                                                                          ============    ============
   Income taxes                                                           $         --    $    250,712
                                                                          ============    ============



 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the six months ended June 30, 2007:
---------------------------------------

a) Issued 47,380,000 shares of Class A common stock with a value of $45,528 for a conversion of $22,764 for repayment of accrued salaries for two officers of the Company.

b) Issued 173,029,411 shares of Class A Common Stock with a total value of $144,429 for conversion of $128,500 of principal on outstanding debentures with Cornell Capital Partners, LP.

c) Issued 47,380,000 shares of Class A common stock with a value of $46,514 for compensation and bonuses to employees of SWK Technologies, Inc.

d) Issued 44,198,360 shares of Class A common stock with a value of $40,756 for conversion of $20,378 of debt for legal services.

e) Issued 50,000,000 shares of Class A common stock with a value of $36,000 for a conversion of $18,000 for repayment of note payable for an officer of the Company.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006


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

Certain intellectual property, representing the software codes of the Automatic Reminder, was sold in November 2004 to Laser Energetics, Inc. (LEI), a New Jersey based technology company. The Company received 10 million shares of Laser Energetics Class A Common Stock and was further issued a convertible debenture by Laser Energetics, Inc. in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. On May 16, 2005, the 10 million shares of Laser Energetics Class A Common Stock were assigned to iVoice, Inc. as settlement of all Administrative Fees owed by the Company to iVoice. As of June 30, 2007, the Company has determined that the value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2006 and 2007, were written down to zero as a provision for doubtful accounts.

The Company is publicly traded and is currently traded on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "TYRIA".

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006


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

The result of operations for the six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2006. References to the "Company," "we," "us," and "our" refer to Trey Resources Inc. and its subsidiaries.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The accompanying condensed consolidated financial statements include the accounts of the

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006


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

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at June 30, 2007 of $200,985. The cash equivalents represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions.

The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has uninsured cash balances at June 30, 2007 of $103,731.

Revenue Recognition
-------------------
Revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred, the amount is fixed or determinable, and cash is received.

The Company recognizes revenues from consulting and support services as the services are performed.

The assessment of collectability is critical in determining whether revenue should be recognized. As part of the revenue recognition process, we determine whether trade receivables are reasonably assured of collection based on various factors. Revenue and related costs are deferred if we are uncertain as to whether the receivable can be collected. Revenue is deferred but costs are recognized when we determine that the collection of the receivable is unlikely. Hardware and software revenues are recognized when the product is shipped to the customer. Commissions are recognized when payments are received, since the Company has no obligation to perform any future services.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006


Accounts Receivable
-------------------
Accounts receivables consist primarily of uncollected invoices for maintenance and professional services. Payment for software sales are due in advance of ordering from the software supplier. Payments for maintenance and support plan renewals are due before the beginning of the maintenance period. Payment for professional services is due 50% in advance and the balance on completion of the services. The Company maintains a small provision for bad debts and reviews the provision quarterly.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006


Loss Per Common Share
---------------------
SFAS No. 128, "Earnings per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

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

                                           For the six                       For the three
                                      Months ending June 30,             Months ending June 30,
                                 -------------------------------    -------------------------------
                                      2007             2006              2007             2006
                                 --------------   --------------    --------------   --------------
Net loss from operations         $     (908,259)  $     (930,449)   $     (716,666)  $     (638,899)
                                 ==============   ==============    ==============   ==============

Basic and Diluted EPS Purposes      311,194,545      132,833,598       419,338,676      141,736,928
                                 ==============   ==============    ==============   ==============

Net loss per common share from
continuing operations            $         0.00   $        (0.00)   $        (0.00)  $        (0.00)
                                 ==============   ==============    ==============   ==============

The Company had common stock equivalents of 7,075,000 at June 30, 2007 and 2006, respectively.

Derivative Liabilities
----------------------
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the three months ended June 30, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures.

Comprehensive Income
--------------------
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments indebt and equity securities. As of June 30, 2005, the Company has several items that represented comprehensive income, and thus, have included a statement of comprehensive income. As of December 31, 2005, the Company recaptured its unrealized loss on securities available for sale.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006


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

On June 2, 2006, Trey Resources' wholly owned subsidiary, SWK Technologies, Inc. completed the acquisition of certain assets of AMP-Best Consulting. AMP-Best Consulting was an information technology company, a value added reseller, and master developer of the Sage Software family of products. Among the solutions they sold and supported are: Sage MAS 500 ERP, Sage MAS 90, 200, and 200 SQL, Sage BusinessWorks, Sage MIP, Sage Abra, ACT! by Sage, Sage CRM, Sage FAS Asset Accounting and JobOps. As a result of the acquisition, Patrick Anson, Crandall Melvin III and Michelle Paparo collectively were issued 6,000,000 unregistered shares of Trey Resources' Class A Common Stock, valued at $75,000. In addition, the SWK Technologies paid an aggregate of $85,000 at the closing and issued a $380,000 promissory note to Crandall Melvin III. Payments on the promissory note commence 120 days from the closing and are for a term of 5 years. The aggregate amount of consideration paid at the closing of $540,000 was reduced by assets acquired of $6,519 and $533,481 was recorded as other intangible assets, customer list and is being amortized over a three year period.

These acquisitions are being valued by the strength of the client lists and as such have been reviewed for impairment. At December 31, 2006, management determined that the goodwill

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006


acquired in 2006 and prior periods should be impaired by $1,062,040 based on the reduced repeat sales from the clients acquired at the acquisition. In doing so, management has determined that no further write-down for impairment is required.

SWK Technologies capitalizes ongoing development costs of their MAPADOC product. At June 30, 2007, the intangible assets totaled $31,151 net of accumulated amortization of $13,528.


NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceeded current assets by approximately $4.5 million, as of June 30, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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


NOTE 5 - NOTES AND CONVERTIBLE DEBENTURES RECEIVABLE

In November 2004, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. As part of the sale, the Company was issued a convertible debenture in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. As of June 30, 2007, the Company has determined that value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2006 and 2007, were written down to zero as a provision for doubtful accounts.

In January 2005, the Company purchased $328,695 of Voyager One, Inc. convertible debentures from Cornell Capital Partners. The debentures, which bear interest at the rate of 5% per annum,

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006


have a three year term, and are convertible into shares of Voyager One, Inc. Common Stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The convertible debentures are convertible at the holder's option any time up to the maturity date. During the six months ending June 30, 2007, the Company converted $61,500 of principal into 4,573,788 shares of Class A Common Stock of Voyager One. In May 2007 the Company assigned all of its rights to the Voyager securities to THI, Inc. for $184,387 and received a $13,000 down payment and promissory note for $171,387. The promissory note is payable in equal monthly installments of $8,500 per month and bears interest at 5% per annum. The note is collateralized by the assigned Voyager securities. At June 30, 2007, the aggregate value of the note receivable plus accrued interest income is $162,887.


NOTE 6 - NOTES PAYABLE

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

During the six months ended June 30, 2007, SWK Technologies, Inc. repaid $28,000 and borrowed and additional $110,000 on its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% (9.25% at June 30, 2007) per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of June 30, 2007, the aggregate balance of the line of credit is $110,000. Interest payments during the six months ending June 30, 2007 were $867.

On December 30, 2005, the various promissory notes payable to Cornell Capital Partners, LP were terminated and replaced with a Secured Convertible Debenture for the principal amount of $1,159,047, as discussed in Note 7.

On December 30, 2005, the Company issued a Secured Convertible Debenture for the principal amount of $600,000 to Cornell Capital Partners, LP. as discussed in
Note 7.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006


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

On June 30, 2003, the Company issued $40,000 and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement. The 20% beneficial conversion feature was previously recorded as prepaid financing costs, until such time as the Company's Class A common stock into which the debentures are convertible was registered and deemed effective by the U.S Securities and Exchange Commission. The Company completed the effective registration of the Company's common stock, and any amounts capitalized have been charged to expense in accordance with EITF Issue 98-5. During the six months ended June 30, 2007, no additional payments have been made. Total outstanding principal balance of the convertible debentures at June 30, 2007 was $15,000, plus accrued interest of $4,295.

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

Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 7.5%. Payment of principal and accrued interest shall be paid on or before December 30, 2007 on the 2005 debentures and May 2, 2008 for the 2006 debenture. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert in whole or in part

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006


at any time and from time to time, any amount of principal and accrued interest at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP ("Conversion Price"). In the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the holder of the debenture may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect. A holder of the debenture may not convert this Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the holder of the debenture beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture. Providing that the holder of the debenture meets all restrictions and that the Company does not enter into default, then the Company would expect to issue approximately 344,000,000 shares of Common Stock in settlement of the three secured convertible debentures, over the life of these debentures at the current Conversion Price of $.0075. During the three months ended June 30, 2007, the Company issued 54,831,249 shares of Class A common stock for repayment of $166,000 of principal on the convertible debenture held by Cornell Capital Partners, LP.

The aggregate principal value of the Cornell debentures is $2,009,547. This amount is shown net of the unamortized portion of the discount on conversion of $560,127. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.


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

At June 30, 2007, the deferred tax assets consist of the following:

     Deferred tax assets                          $ 2,821,000
     Less: Valuation allowance                     (2,821,000)
                                                  -----------
     Net deferred tax assets                      $        --
                                                  ===========

At June 30, 2007, the Company had a federal net operating loss carry forward in the approximate amounts of $6,298,000 available to offset future taxable income. The Company established a valuation allowance equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006


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

Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The note bears interest at the rate of 9.5% per annum on the unpaid balance until paid or until default. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one Class B common stock share of Trey Resources, Inc., par value $0.00001, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing
(x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At June 30, 2007 the principal on this note was $103,000 and accrued interest was $62,304.

Pursuant to the employment contract dated January 1, 2003 between the Company and Jerome Mahoney, the Non-Executive Chairman of the Board, Mr. Mahoney is to receive a salary of $180,000 per year subject to 10% increases every year

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006


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

Total amounts owed to Mr. Mahoney at June 30, 2007, representing unpaid salary, unpaid expense and auto allowances, the one-time payment in connection with the Spin-off, liabilities assumed in the Spin-off and interest on the liabilities assumed in the Spin-off totaled $821,215.

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

Total amounts owed to Mr. Meller at June 30, 2007, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $542,847.

Mr. Mahoney and Mr. Meller have agreed to defer payment of any monies due and owing them representing fixed compensation, which have been accrued on the Company's balance sheet, and the one-time payment in connection with the Spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments. Mr. Mahoney and Mr. Meller have further agreed, however, to accept payment or partial payment, from time to time, as determined in the sole discretion of the Board of Directors in the form of cash, the Company's Class A Common Stock and/or the Company's Class B Common Stock. In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At June 30, 2007, the outstanding balance to Mr. Berman was $9,557.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At June 30, 2007, the outstanding balance to Ms. Berman was $9,557.

In connection with the acquisition of Wolen Katz, the Company agreed to pay Ms. Katz $12,000 payable in twelve (12) equal monthly installments commencing on the 90th day following the Closing Date. At June 30, 2007, the amount was paid off.

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of June 30, 2007, the principal balance on the note is $338,395.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006


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

o The Company has entered into a subscription agreement with certain purchasers for the sale of $140,000 in convertible debentures. The notes are convertible into Class A common stock at the discretion of the holders. During 2004, the Company issued 2,444,177 shares of Trey's Class A common stock for repayment of $125,000 of principal. As of June 30, 2007, $15,000 remained due on the principal and $4,295 was due for accrued interest on these debentures.

o See Note 7 to these Financial Statements for information related to the Securities Purchase Agreement, Investors Registration Rights Agreement and Secured Convertible Debentures entered into between the Company and Cornell Capital Partners, LP. Pursuant to terms of these agreements, Cornell shall purchase up to $2,009,547 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. The agreements also require the Company to file a registration statement with the SEC and assess liquidated damages for various defaults.

o The Company assumed a total of $324,000 in accrued liabilities and related party debt outstanding and incurred by iVoice. The terms and conditions of the liabilities and debt being assumed are as follows:

     Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006


     date. As of June 30, 2007, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.
     The Company has also assumed an outstanding promissory note in the amount of $250,000 payable to Mr. Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The terms of this obligation are further discussed in
     Note 9. As of June 30, 2007, the loan balance is $103,000 plus accrued interest of $62,304.


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

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2007, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of June 30, 2007:
10,000,000,000 shares of authorized common stock with a par value of $.00001, 606,658,759 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the six months ending June 30, 2007, the company had the following transactions in its Class A common stock:

>> The Company issued 173,029,411 shares of Class A common stock with a total value of $144,429 for conversion of $128,500 of principal on convertible debentures with Cornell Capital Partners, LP. The balance of $15,929 represents discount on conversions of the principal.

>> The Company issued 47,380,000 shares of Class A common stock with a value of $46,514 for compensation and bonuses to employees of SWK Technologies, Inc.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2007 AND 2006


>> The Company issued 47,380,000 shares of its Class A common stock with a total value of $45,528 to officers of the Company as repayment of accrued salaries. Of this amount, $22,764 was for repayment of salaries and $22,764 represents discount on conversions.

>> The Company issued 44,198,360 shares of Class A common stock with a total value of $40,756 for conversion of $20,378 of debt for legal services. Of this amount $20,378 represents discount on conversions.

>> The Company issued 50,000,000 shares of Class A common stock with a value of $36,000 to an officer of the Company for repayment of a note payable. Of this amount $18,000 was for payment of principal and $18,000 represents discount on conversions.


CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 100 with respect to Class A Common Stock. As of June 30, 2007, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1,000 to 1 with respect to Class A Common Stock. As of June 30, 2007, no shares were issued or outstanding.


NOTE 12 - SUBSEQUENT EVENTS

>> During the months of July and August 2007, the Company issued 153,676,469 shares of its Class A Common Stock to Cornell Capital Partners for $52,250 repayment of principal on the convertible debentures payable.

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

SIX MONTHS ENDING JUNE 30, 2007 COMPARED TO SIX MONTHS ENDING JUNE 30, 2006
---------------------------------------------------------------------------

Prior to our acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey were derived from the license of our automatic reminder and call initiating software products which address a business or professional organization's need to automatically confirm pre-set appointments or meetings with customers or clients. Until February 11, 2004, the Automatic Reminder business had only operated as a division of iVoice, Inc. and had never operated on a stand-alone basis. All rights, title, and interest to the Automatic Reminder software source code and product line was sold in November 2004 to a technology company for a $250,000 note and stock

Revenues for the six month period ended June 30, 2007 were $3,914,219 as compared to sales of $2,907,706 for the six month period ending June 30, 2006, an increase of $1,006,513. These sales were all generated by the Company's operating subsidiary, SWK Technologies ("SWKT"). SWKT sales increased as the result of increased focus by management on marketing and sales across all its product lines, as well as a contribution to sales from AMP-Best Consulting, Inc, which SWKT acquired on June 2, 2006.

The gross profit for the six months ended June 30, 2007 of $1,339,253 represents the gross profit of SWKT. As a percentage of sales, gross margin was 34.2% for the six month period ending June 30, 2007. Gross profit for the six months ended June 30, 2006 was $1,087,168, which was 37.3% of sales. Total gross profit increased by $252,085 when compared to the prior year. The mix of products being sold by the company changes from time to time, such that the overall gross margin percentage decreased. Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases.

Total operating expenses were $1,771,262 for the six month period ending June 30, 2007, an increase of $110,128 over the six month period ending June 30, 2006, which totaled $1,661,134. The increase is primarily a result of SWKT increased selling and marketing expenses primarily salaries and benefits.

Total other income (expense) for the six months ended June 30, 2007 was an expense of $476,250, an increase of $119,767 in other expenses over the six month period ending June 30, 2006. The increase in other expenses primarily reflects a decrease on revaluation of derivatives of $198,534, an increase of $45,002 on gain on sales of securities available for sale, an increase in interest expense of $33,203 on outstanding convertible debentures, related party loans, and trade leases and an increase in other expenses of $45,046. These increases were offset primarily by a decrease of $52,013 in amortization of debt conversion discounts.

Net loss for the six-month period ending June 30, 2007 was $908,259 as compared to net loss of $930,449 for the six-month period ending June 30, 2006. The decrease in net loss of $22,190 for the respective periods was a result of the factors discussed above.

THREE MONTHS ENDING JUNE 30, 2007 COMPARED TO THREE MONTHS ENDING JUNE 30, 2006
-------------------------------------------------------------------------------

Revenues for the three month period ended June 30, 2007 were $1,795,861 as compared to sales of $1,568,772 for the three month period ending June 30, 2006, an increase of $227,089. These sales were all generated by the Company's operating subsidiary, SWK Technologies ("SWKT"). SWKT sales increased as the result of increased focus by management on marketing and sales across all its product lines, as well as a contribution to sales from AMP-Best Consulting, Inc, which SWKT acquired on June 2, 2006.

The gross profit for the three months ended June 30, 2007 of $540,349 represents the gross profit of SWKT. As a percentage of sales, gross margin was 30.1% for the three-month period ending June 30, 2007. Gross profit for the three months ended June 30, 2006 was $570,777, which was 36.4% of sales. Total gross profit increased by $30,428 when compared to the prior year. The mix of products being sold by the company changes from time to time, such that the overall gross margin percentage decreased. Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases.

Total operating expenses were $935,381 for the three-month period ending June 30, 2007, an increase of $43,185 over the three-month period ending June 30, 2006, which totaled $892,196. The increase is primarily a result of SWKT increased selling and marketing expenses, primarily salaries and benefits.

Total other income (expense) for the three months ended June 30, 2007 was an expense of $321,634, an increase of $4,154 in other expenses over the three-month period ending June 30, 2006. The increase in other expenses primarily reflects a decrease in gain on revaluation of derivatives of $80,263, an increase in interest expense of $16,773 on outstanding convertible debentures, related party loans, and trade leases and an increase in other expenses of $9,287. These increases were offset primarily by a decrease of $40,762 in amortization of debt conversion discounts and $60,000 decrease in write-off financing costs.

Net loss for the three-month period ending June 30, 2007 was $716,666 as compared to net loss of $638,899 for the three-month period ending June 30, 2006. The decrease in net loss of $77,767 for the respective periods was a result of the factors discussed above.

EMPLOYEES
---------

As of June 30, 2007, we had approximately 38 full time employees and 3 part time employees located in one office in New Jersey, two offices in New York and one office in California. All but five of our current employees were formerly employees of the companies that we acquired. Approximately nine of our employees are engaged in sales and marketing activities and approximately twelve employees are engaged in service fulfillment.

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

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to such purchase agreement, Cornell shall purchase up to $2,359,047 of secured convertible debentures which shall be convertible into shares of the

Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures. The debentures are due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the Cornell debentures at June 30, 2007 is $2,253,778 for principal and interest.

In connection with the acquisition of SWK, Inc. Trey has assumed a total of $664,642 in liabilities and has borrowed an additional $35,000 from an unrelated third party. Of the liabilities assumed, a total of $216,372 has been repaid by Trey at the closing and the $35,000 note is being paid at the rate of $1,500 per week. As of June 30, 2007, the entire balance on this note was paid in full.

Pursuant to the Spin-Off from iVoice, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $9,000. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The aggregate balance of these obligations at June 30, 2007 is $149,061. The assumed obligations are described below.

Trey assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney in exchange for the assets it received pursuant to the Spin-Off of the Automatic Reminder business. This amount is related to funds loaned to iVoice and unrelated to the operations of Trey. Trey, for value received, promised to pay Mr. Mahoney the principal sum of $250,000 at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due annually. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Trey, par value $0.00001, for each dollar owed, (ii) the number of shares of Class A Common Stock of Trey calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At June 30, 2007, the principle on this note was $103,000 and accrued interest was $62,304. Mr. Mahoney has agreed to defer payment of any monies due and owing them representing fixed compensation, which have been accrued on the Company's balance sheet, and the one-time payment in connection with the Spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments. Mr. Mahoney has further agreed, however, to accept payment or partial payment, from time to time, as determined in the sole discretion of the Board of Directors in the form of cash, the Company's Class A Common Stock and/or the Company's Class B Common Stock.

Trey assumed an outstanding obligation to Kevin Whalen of $74,000 for amounts due for unpaid salary from iVoice. This amount is related to services provided to iVoice and unrelated to the operations of Trey. However, because Mr. Whalen assisted in the preparation of the financial statements and footnotes related to the Spin-off, Trey assumed this obligation to Kevin Whalen. A portion of the obligation is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by
(y) the average closing bid price of Class A Common Stock of Trey for the five
(5) business days immediately preceding the conversion date. As of June 30, 2007, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

During the six month period ending June 30, 2007, SWK Technologies, Inc. repaid $22,000 and drew down $110,000 on its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of June 30, 2007, the outstanding balance payable to Fleet totaled $110,000.

During the six months ended June 30, 2007, Trey had a net decrease in cash of $38,617. Trey's principal sources and uses of funds were as follows:

CASH USED BY OPERATING ACTIVITIES. Trey had cash used by operating activities of $299,027 for the six months ended June 30, 2007, a decrease of $319,502 in cash used as compared to cash used for operating activities of $618,529 in the six months ended June 30, 2006. The decrease is primarily the result of the increased amortization of debt securities, debt conversion discount, accounts receivable on higher sales, and reduced gain on revaluation of derivatives.

CASH PROVIDED (USED) BY INVESTING ACTIVITIES. Investing activities for the six months ended June 30, 2007 provided cash of $139,476. Of this amount, $55,435 was used for the purchase of equipment, $7,000 was used to purchase customer lists and $201,911 was provided from net proceeds on the sales of securities. For the six months ended June 30, 2006, the company used $124,228 for the purchase and upgrade of computers and network equipment, and business acquisition costs, offset by net proceeds realized from the sale of securities.

CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the six months ended June 30, 2007 provided a total of $120,934 in cash. This total primarily consisted of net proceeds from related party loans of $35,087 and notes payable, capital leases and convertible debentures of and $110,000 of proceeds from its line of credit offset by repayments of notes payable, capital leases and convertible debentures of $24,153. Financing activities in the six months ended June 30, 2006 resulted in the Company providing a total of $282,178 in cash. This total primarily consisted of net proceeds from the issuance of notes payable, capital leases and convertible debentures in the amount of $651,503 which were offset by repayments of related party loans of $118,854, repayments of notes payable, capital leases and convertible debentures of $250,471.

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

ITEM 3A(T). CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2007. Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting other than what has been reported above.

                           PART II - OTHER INFORMATION


ITEM 5.   OTHER INFORMATION.

          (b) The Company does not have a standing nominating committee or a committee performing similar functions as the Company's Board of Directors consists of only three members, one deemed an independent director, and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors. All members of the Board of Directors participate in the consideration of director nominees.



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


Trey Resources, Inc.


By: /s/ Mark Meller                                      Date:   August 20, 2007
    -----------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer





In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Mark Meller                                      Date:   August 20, 2007
    -----------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

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