Form 10QSB
period 2007-09-30
TREY RESOURCES INC
filed 2007-11-15
CIK 1236275

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes [_]   No [X]

Number of shares of Class A, common stock, par value $.00001, outstanding as of
November 14, 2007:                   2,597,695,756

================================================================================

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006



                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------


PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Balance Sheet - September 30, 2007                               2 - 3

          Statements of Operations - For the nine months and three
          months ended September 30, 2007 and 2006                             4

          Statements of Cash Flows - For the nine months Ended
          September 30, 2007 and 2006                                      5 - 6

          Notes to Condensed Consolidated Financial Statements            7 - 21

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation                                             22 - 27

          Item 3.  Controls and Procedures                                    28



PART II.  OTHER INFORMATION

          Item 6.  Exhibits                                                   29

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2007


                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                         $    323,100
Accounts receivable, net of allowance for doubtful accounts of $42,036                 867,802
Inventory                                                                               65,271
Prepaid expenses and other current assets                                              150,351
                                                                                  ------------
       Total current assets                                                          1,406,524
                                                                                  ------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $160,988                    252,000

OTHER ASSETS
Intangible assets, net of accumulated amortization of $245,116                         347,365
Notes and convertible debenture receivable                                              98,405
Software development costs                                                             136,333
Deposits and other assets                                                               42,135
                                                                                  ------------
       Total other assets                                                              624,238
                                                                                  ------------

TOTAL ASSETS                                                                      $  2,282,762
                                                                                  ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses                                             $  1,640,104
Due to related parties                                                               1,419,870
Deferred revenue                                                                       128,753
Current portion of convertible debentures payable, net of discounts of $316,760      1,542,324
Current portion of notes payable and capital leases                                    192,670
Current portion of derivative liability                                                650,744
Warrant liability                                                                       75,450
Notes payable to related parties                                                       428,756
                                                                                  ------------
                                                                                     6,078,671
                                                                                  ------------

LONG TERM DEBT
Convertible debentures payable, net of discounts, net of current portion                32,816
Derivative liability, net of current portion                                            85,990
Notes payable and capital leases - non-current                                          96,842
                                                                                  ------------
       Total long term liabilities                                                     215,648
                                                                                  ------------

TOTAL LIABILITIES                                                                 $  6,294,319
                                                                                  ------------

COMMITMENTS AND CONTINGENCIES                                                               --

 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
                               SEPTEMBER 30, 2007



STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                             $         --
Common stock:
  Class A - par value $.00001; authorized 10,000,000,000 shares;
     1,637,711,116 shares issued and outstanding                                        16,377
  Class B - par value $.00001; authorized 50,000,000 shares;
     no shares issued and outstanding                                                       --
  Class C - par value $.00001; authorized 20,000,000 shares;
     no shares issued and outstanding                                                       --
Additional paid in capital                                                           4,741,064
Additional paid in capital - warrants                                                  246,034
Accumulated deficit                                                                 (9,015,032)
                                                                                  ------------
       Total stockholders' deficit                                                  (4,011,557)
                                                                                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $  2,282,762
                                                                                  ============














 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         For the Nine Months Ended          For the Three Months Ended
                                                               September 30,                       September 30,
                                                     --------------------------------    --------------------------------
                                                          2007              2006              2007              2006
                                                     --------------    --------------    --------------    --------------
SALES, net                                           $    5,562,447    $    4,695,655    $    1,648,227    $    1,787,949

COST OF SALES                                             3,579,481         2,952,446         1,004,515         1,131,908
                                                     --------------    --------------    --------------    --------------
GROSS PROFIT                                              1,982,966         1,743,209           643,712           656,041
                                                     --------------    --------------    --------------    --------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
    Selling expenses                                        947,650           976,731           341,431           309,515
    General and administrative expenses                   1,377,390         1,500,151           363,731           536,096
    Depreciation and amortization                           251,309            47,707            99,925            17,844
                                                     --------------    --------------    --------------    --------------
Total selling, general and administrative expenses        2,576,349         2,524,589           805,087           863,455
                                                     --------------    --------------    --------------    --------------

LOSS FROM OPERATIONS                                       (593,383)         (781,380)         (161,375)         (207,414)
                                                     --------------    --------------    --------------    --------------

OTHER INCOME (EXPENSE)
    Gain on revaluation of derivatives                      404,975           755,409           206,861           358,761
    Amortization of discount on debt conversion            (730,101)         (793,454)         (243,367)         (254,707)
    Gain on sales of securities available for sale           71,413            71,578                --            45,167
    Write-off of financing costs                                 --           (60,000)               --                --
    Other income (expense)                                 (188,000)         (130,321)          (51,119)          (38,486)
    Interest expense                                       (176,330)         (139,597)          (54,167)          (50,637)
                                                     --------------    --------------    --------------    --------------
Total other income (expense)                               (618,043)         (296,385)         (141,792)           60,098
                                                     --------------    --------------    --------------    --------------

LOSS FROM OPERATIONS
BEFORE INCOME TAXES                                      (1,211,426)       (1,077,765)         (303,167)         (147,316)

PROVISION FOR INCOME TAXES                                       --                --                --                --
                                                     --------------    --------------    --------------    --------------

NET LOSS APPLICABLE TO COMMON SHARES                 $   (1,211,426)   $   (1,077,765)   $     (303,167)   $     (147,316)
                                                     ==============    ==============    ==============    ==============

NET LOSS PER COMMON SHARE
    Basic and Diluted                                $        (0.00)   $        (0.01)   $        (0.00)   $        (0.00)
                                                     ==============    ==============    ==============    ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic and Diluted                                   568,465,853       138,947,549     1,074,619,187       150,976,083
                                                     ==============    ==============    ==============    ==============


 The accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              For the Nine months
                                                                              Ended  September 30,
                                                                          ----------------------------
                                                                              2007            2006
                                                                          ------------    ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
   Net loss                                                               $ (1,211,426)   $ (1,077,765)
   Adjustments to reconcile net loss to net cash used in
     operating activities, net of effects of acquisition
   Net gain on sale of securities available for sale                           (71,663)        (71,578)
   Gain on revaluation of derivatives                                         (404,975)       (755,409)
   Depreciation and amortization                                               103,773          43,707
   Amortization of other intangibles                                           147,536           4,600
   Amortization of debt discounts                                              730,101         656,708
   Common stock issued for debt conversion discount                            200,628         136,746
   Common stock issued for services and compensation                           227,264          81,000
   Deferred interest income on convertible debentures                               --         (11,627)
   Write off of debt issue costs                                                    --          60,000
   Changes in certain assets and liabilities:
      Accounts receivable                                                      (68,997)       (408,081)
      Inventory                                                                (13,977)          5,201
      Prepaid expenses and other assets                                        (42,345)          5,225
      Accounts payable and accrued liabilities                                 137,513         348,071
      Deferred revenue                                                          19,102          70,858
      Related party accounts                                                   108,355         (43,557)
                                                                          ------------    ------------
Total cash used in operating activities                                       (139,111)       (956,501)
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                          (90,824)        (94,847)
   Net proceeds of sale of securities available for sale                       201,911         106,462
   Business acquisition costs                                                       --         (97,000)
   Software development costs                                                 (136,333)             --
   Purchase of intangible assets                                                (7,000)             --
                                                                          ------------    ------------
Total cash used in investing activities                                        (32,246)        (85,385)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (repayment of) related party loans                              3,932         (90,639)
   Proceeds from notes payable, capital leases & convertible debentures        340,000         863,835
   Repayment of notes payable, capital leases & convertible debentures        (222,912)       (262,660)
                                                                          ------------    ------------
Total cash provided by financing activities                                    121,020         510,536
                                                                          ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (50,337)       (531,350)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                373,437       1,016,993
                                                                          ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $    323,100    $    485,643
                                                                          ============    ============

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                       $     41,010    $     20,652
                                                                          ============    ============
   Income taxes                                                           $         --    $    250,712
                                                                          ============    ============

 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the Nine Months Ended September 30, 2007:
---------------------------------------------

a) Issued 170,000,000 shares of Class A common stock with a value of $88,471 for a conversion of $44,236 for repayment of accrued salaries for two officers of the Company.

b) Issued 798,998,473 shares of Class A Common Stock with a total value of $488,504 for conversion of $427,147 of principal on outstanding debentures held by YA Global Investments LP. (f/k/a. Cornell Capital Partners, LP.) ("YA Global").

c) Issued 170,000,000 shares of Class A common stock with a value of $79,638 for compensation and bonuses to employees of SWK Technologies, Inc.

d) Issued 175,866,802 shares of Class A common stock with a value of $129,031 for conversion of $64,516 of debt for legal services.

e) The Company issued 159,724,544 shares of Class A common stock with a value of $60,896 for a conversion of $30,375 to an officer of the Company for repayment of a note payable.

f) Issued 2,500,000 shares of Class A common stock with a value of $8,500 for investor relation services to Wall Street Savant Corporation.

For the Nine Months Ended September 30, 2006:
---------------------------------------------

a) Issued 3,703,704 shares of Class A Common Stock with a total value of $40,741 for conversion of $25,000 of principal on outstanding debentures with YA Global Investments LP. (f/k/a Cornell Capital Partners, LP.)

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

e) Issued 6,900,000 shares of Class A common stock with a value of $810,000 for compensation and bonuses to employees of SWK Technologies, Inc.

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

Certain intellectual property, representing the software codes of the Automatic Reminder, was sold in November 2004 to Laser Energetics, Inc. (LEI), a New Jersey based technology company. The Company received 10 million shares of Laser Energetics Class A Common Stock and was further issued a convertible debenture by Laser Energetics, Inc. in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. On May 16, 2005, the 10 million shares of Laser Energetics Class A Common Stock were assigned to iVoice, Inc. as settlement of all Administrative Fees owed by the Company to iVoice. As of September 30, 2007, the Company has determined that the value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2006 and 2007, were written down to zero as a provision for doubtful accounts.

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

On March 1, 2005, Trey Resources' wholly-owned subsidiary, SWK Technologies, Inc., executed an employment agreement with Mr. Andrew Rudin of Business Consulting Solutions LLC ("BCS"), whereby Mr. Rudin was to be paid a commission in cash and stock of Trey Resources in the event he was successful in arranging for the clients of BCS to transfer over to SWKT. On March 25, 2005, this employment agreement was amended that made the commission payable to Mr. Rudin contingent upon the retention of the clients transferred from BCS through March 1, 2007 and payable over a thirty-nine month period from the employment agreement's commencement date. Following the successful transfer of BCS clients to SWKT, SWKT will assume responsibility for maintenance and support of the BCS clients.

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

The result of operations for the nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2006. References to the "Company," "we," "us," and "our" refer to Trey Resources Inc. and its subsidiaries.

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

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at September 30, 2007 of $177,443. The cash equivalents represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions.

The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has uninsured cash balances at September 30, 2007 of $92,447.

Revenue Recognition
-------------------
Revenue is recognized when persuasive evidence of an agreement exists, delivery has occurred, the amount is fixed or determinable, and cash is received.

The Company recognizes revenues from consulting and support services as the services are performed.

The assessment of collectability is critical in determining whether revenue should be recognized. As part of the revenue recognition process, we determine whether trade receivables are reasonably assured of collection based on various factors. Revenue and related costs are deferred if we are uncertain as to whether the receivable can be collected. Revenue is deferred but costs are recognized when we determine that the collection of the receivable is unlikely. Hardware and software revenues are recognized when the product is shipped to the customer. The Company separates the software component and the professional services component into two distinct parts for purposes of determining revenue recognition. In that situation where both components are present, software sales revenue is recognized when the cash is received and the product is delivered, and professional service revenue is recognized as the service time is incurred. Commissions are recognized when payments are received, since the Company has no obligation to perform any future services.

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

Software Development Costs
--------------------------
Costs of internally developed software are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. The capitalized software costs are amortized over the products estimated economic lives, which are typically five years, beginning when the underlying products are available for general release to customers.

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

                                           For the nine                       For the three
                                    Months ending September 30,        Months ending September 30,
                                 --------------------------------    --------------------------------
                                      2007              2006              2007              2006
                                 --------------    --------------    --------------    --------------
Net loss from operations         $   (1,211,426)   $   (1,077,765)   $     (303,167)   $     (147,316)
                                 ==============    ==============    ==============    ==============

Basic and Diluted EPS Purposes      568,465,853       138,947,549     1,074,619,187       150,976,083
                                 ==============    ==============    ==============    ==============
Net loss per common share
from continuing operations       $        (0.00)   $        (0.01)   $        (0.00)   $        (0.00)
                                 ==============    ==============    ==============    ==============

The Company had common stock equivalents of 7,075,000 at September 30, 2007 and 2006, respectively.

Derivative Liabilities
----------------------
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the three months ended September 30, 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the convertible debentures held by YA Global Investments LP. (f/k/a. Cornell Capital Partners, LP.).

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

SWK Technologies capitalizes ongoing development costs of their MAPADOC product. At September 30, 2007, the intangible assets totaled $35,423 net of accumulated amortization of $15,126.

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceeded current assets by approximately $4.7 million, as of September 30, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

NOTE 5 - NOTES AND CONVERTIBLE DEBENTURES RECEIVABLE

In November 2004, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. As part of the sale, the Company was issued a convertible debenture in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. As of September 30, 2007, the Company has determined that value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2006 and 2007, were written down to zero as a provision for doubtful accounts.

In January 2005, the Company purchased $328,695 of Voyager One, Inc. convertible debentures from YA Global. The debentures, which bear interest at the rate of 5% per annum, have a three year term, and are convertible into shares of Voyager One, Inc. Common Stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The convertible debentures are convertible at the holder's option any time up to the maturity date. During the nine months ending September 30, 2007, the Company converted $61,500 of principal into 4,573,788 shares of Class A Common Stock of Voyager One. In May 2007 the Company assigned all of its rights to the Voyager securities to THI, Inc. for $184,387 and received a $13,000 down payment and promissory note for $171,387. The promissory note is payable in equal monthly installments of $8,500 per month and bears interest at 5% per annum. The note is collateralized by the assigned Voyager securities. At September 30, 2007, the aggregate value of the note receivable plus accrued interest income is $98,405

NOTE 6 - NOTES PAYABLE

In January 2005, the Company issued the ninth promissory note payable to YA Global Investments LP. (f/k/a. Cornell Capital Partners, LP.) ("YA Global") for $1,150,000 for advances on the equity-line financing agreement entered into with YA Global in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. As of December 31, 2005, $325,000 was repaid for principal through the issuance of 32,559,098 shares of Class A common stock. On December 30, 2005, the balance of the principal ($825,000) and accrued interest ($126,091) was transferred to a Secured Convertible Debenture as discussed below.

In August 2005, the Company issued a promissory note payable to YA Global for $200,000 for advances on the equity-line financing agreement entered into with YA Global in January 2003. The notes mature 120 days from the date of issue with interest accruing at 12% per annum on any balance left unpaid after the maturity date. On December 30, 2005, the balance of the principal ($200,000) and accrued interest ($7,956) was transferred to a Secured Convertible Debenture as discussed below.

During the Nine Months Ended September 30, 2007, SWK Technologies, Inc. repaid $222,000 and borrowed and additional $330,000 on its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% (9.25% at September 30, 2007) per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of September 30, 2007, the aggregate balance of the line of credit is $130,000. Interest payments during the nine months ending September 30, 2007 were $1433.

On December 30, 2005, the various promissory notes payable to YA Global were terminated and replaced with a Secured Convertible Debenture for the principal amount of $1,159,047, as discussed in Note 7.

On December 30, 2005, the Company issued a Secured Convertible Debenture for the principal amount of $600,000 to YA Global as discussed in Note 7.

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

On June 30, 2003, the Company issued $40,000 and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement. The 20% beneficial conversion feature was previously recorded as prepaid financing costs, until such time as the Company's Class A common stock into which the debentures are convertible was registered and deemed effective by the U.S Securities and Exchange Commission. The Company completed the effective registration of the Company's common stock, and any amounts capitalized have been charged to expense in accordance with EITF Issue 98-5. During the Nine Months Ended September 30, 2007, no additional payments have been made. Total outstanding principal balance of the convertible debentures at September 30, 2007 was $15,000, plus accrued interest of $4,484. On December 30, 2005, the Company entered into a Securities Purchase Agreement with YA Global. Pursuant to such purchase agreement, YA Global shall purchase up to $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures. On May 2, 2006, the second $600,000 was funded 2 business days prior to the date the registration statement was filed with the United States Securities and Exchange Commission.

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

During the three months ended September 30, 2007, the Company issued 571,137,813 shares of Class A common stock for repayment of $132,647 of principal on the convertible debenture held by YA Global. The aggregate principal value of the YA Global debentures is $1,876,900. This amount is shown net of the unamortized portion of the discount on conversion of $316,760. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

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

At September 30, 2007, the deferred tax asset consisted of the following:

         Deferred tax asset                   $  2,951,000
         Less: Valuation allowance              (2,951,000)
                                              ------------
         Net deferred tax asset               $         --
                                              ============

At September 30, 2007, the Company had a federal net operating loss carry forward in the approximate amount of $6,428,000 available to offset future taxable income. The Company established a valuation allowance equal to the full amount of the deferred tax asset due to the uncertainty of the utilization of the operating losses in future periods.

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

Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The note bears interest at the rate of 9.5% per annum on the unpaid balance until paid or until default. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one Class B common stock share of Trey Resources, Inc., par value $0.00001, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing
(x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At September 30, 2007 the principal on this note was $90,625 and accrued interest was $64,454.

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

Total amounts owed to Mr. Mahoney at September 30, 2007, representing unpaid salary, unpaid expense and auto allowances, the one-time payment in connection with the Spin-off, liabilities assumed in the Spin-off and interest on the liabilities assumed in the Spin-off totaled $858,800

Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $600 and an auto allowance of $800. Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000. In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004.

Total amounts owed to Mr. Meller at September 30, 2007, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $561,069.

Mr. Mahoney and Mr. Meller have agreed to defer payment of any monies due and owing them representing fixed compensation, which have been accrued on the Company's balance sheet, and the one-time payment in connection with the Spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments. Mr. Mahoney and Mr. Meller have further agreed, however, to accept payment or partial payment, from time to time, as determined in the sole discretion of the Board of Directors in the form of cash, the Company's Class A Common Stock and/or the Company's Class B Common Stock. In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At September 30, 2007, the outstanding balance to Mr. Berman was $8,358

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At September 30, 2007, the outstanding balance to Ms. Berman was $8,358

In connection with the acquisition of Wolen Katz, the Company agreed to pay Ms. Katz $12,000 payable in twelve (12) equal monthly installments commencing on the 90th day following the Closing Date. At September 30, 2007, the amount was paid off.

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of September 30, 2007, the principal balance on the note is $321,415.

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

o The Company has entered into a subscription agreement with certain purchasers for the sale of $140,000 in convertible debentures. The notes are convertible into Class A common stock at the discretion of the holders. During 2004, the Company issued 2,444,177 shares of Trey's Class A common stock for repayment of $125,000 of principal. As of September 30, 2007, $15,000 remained due on the principal and $4,484 was due for accrued interest on these debentures.

o See Note 7 to these Financial Statements for information related to the Securities Purchase Agreement, Investors Registration Rights Agreement and Secured Convertible Debentures entered into between the Company and YA Global. Pursuant to terms of these agreements, YA Global shall purchase up to $1,876,900 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. The agreements also require the Company to file a registration statement with the SEC and assess liquidated damages for various defaults.

o The Company assumed a total of $324,000 in accrued liabilities and related party debt outstanding and incurred by iVoice. The terms and conditions of the liabilities and debt being assumed are as follows:

     Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of September 30, 2007, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

     The Company has also assumed an outstanding promissory note in the amount of $250,000 payable to Mr. Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The terms of this obligation are further discussed in
     Note 9. As of September 30, 2007, the loan balance is $90,625 plus accrued interest of $64,454.

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

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2007, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of September 30, 2007:
10,000,000,000 shares of authorized common stock with a par value of $.00001, 1,637,711,116 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the nine months ending September 30, 2007, the company had the following transactions in its Class A common stock:

>> The Company issued 798,998,473 shares of Class A common stock with a total value of $488,504 for conversion of $427,147 of principal on convertible debentures with YA Global.

>> The Company issued 170,000,000 shares of Class A common stock with a value of $79,638 for compensation and bonuses to employees of SWK Technologies, Inc.

>> The Company issued 170,000,000 shares of its Class A common stock with a total value of $88,471 to officers of the Company as repayment of accrued salaries. Of this amount, $44,236 was for repayment of salaries and $44,235 represents discount on conversions.

>> The Company issued 175,866,802 shares of Class A common stock with a total value of $129,031 for conversion of $64,516 of debt for legal services. Of this amount $64,515 represents discount on conversions.

>> The Company issued 159,724,544 shares of Class A common stock with a value of $60,896 to an officer of the Company for repayment of a note payable. Of this amount $30,375 was for payment of principal and $30,521 represents discount on conversions.


CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 100 with respect to Class A Common Stock. As of September 30, 2007, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1,000 to 1 with respect to Class A Common Stock. As of September 30, 2007, no shares were issued or outstanding.

NOTE 12 - SUBSEQUENT EVENTS

>> During the months of October and November 2007, the Company issued 624,117,647 shares of its Class A Common Stock to YA Global for $106,100 repayment of principal on the convertible debentures payable.

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

NINE MONTHS ENDING SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDING SEPTEMBER
------------------------------------------------------------------------------
30, 2006
--------

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

Revenues for the nine month period ended September 30, 2007 were $5,562,447 as compared to sales of $4,695,655 for the nine month period ending September 30, 2006, an increase of $866,792. These sales were all generated by the Company's operating subsidiary, SWK Technologies ("SWKT"). SWKT sales increased as the result of increased focus by management on marketing and sales across all its product lines, as well as a contribution to sales from AMP-Best Consulting, Inc, which SWKT acquired on June 2, 2006.

The gross profit for the nine months ended September 30, 2007 of $1,982,966 represents the gross profit of SWKT. As a percentage of sales, gross margin was 35.6% for the nine month period ending September 30, 2007. Gross profit for the Nine Months Ended June 30, 2006 was $1,743,209, which was 37.1% of sales. Total gross profit increased by $239,757 when compared to the prior year. The mix of products being sold by the company changes from time to time, such that the overall gross margin percentage decreased. Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases.

Total operating expenses were $2,576,349 for the nine month period ending September 30, 2007, an increase of $51,760 over the nine month period ending September 30, 2006, which totaled $2,524,589. The increase is primarily a result of SWKT increased selling and marketing expenses primarily salaries and benefits.

Total other income (expense) for the nine months ended September 30, 2007 was an expense of $618,043, an increase of $321,658 in other expenses over the nine month period ending September 30, 2006. The increase in other expenses primarily reflects a decrease on revaluation of derivatives of $350,434, an increase in interest expense of $36,733 on outstanding convertible debentures, related party loans, and trade leases and an increase in other expenses of $57,679. These increases were offset primarily by a decrease of $63,353 in amortization of debt conversion discounts.

Net loss for the nine-month period ending September 30, 2007 was $1,211,426 as compared to net loss of $1,077,765 for the nine-month period ending September 30, 2006. The increase in net loss of $133,661 for the respective periods was a result of the factors discussed above.

THREE MONTHS ENDING SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDING SEPTEMBER
--------------------------------------------------------------------------------
30, 2006
--------

Revenues for the three month period ended September 30, 2007 were $1,648,227 as compared to sales of $1,787,949 for the three month period ending September 30, 2006, a decrease of $139,722. These sales were all generated by the Company's operating subsidiary, SWK Technologies ("SWKT"). SWKT sales decreased as the result a tighter third quarter economy. The Company expects the fourth quarter sales to resume to its normal level.

The gross profit for the three months ended September 30, 2007 of $643,712 represents the gross profit of SWKT. As a percentage of sales, gross margin was 39.1% for the three-month period ending September 30, 2007. Gross profit for the three months ended June 30, 2006 was $656,041, which was 36.7% of sales. Total gross profit decreased by $12,329 when compared to the prior year. The mix of products being sold by the company changes from time to time, such that the overall gross margin percentage increased. Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases.

Total operating expenses were $805,087 for the three-month period ending September 30, 2007, a decrease of $58,368 over the three-month period ending September 30, 2006, which totaled $863,455. The decrease is primarily a result of SWKT decreased general and administrative expenses, primarily salaries and benefits.

Total other income (expense) for the three months ended September 30, 2007 was an expense of $141,792, an increase of $201,890 in other expenses over the three-month period ending September 30, 2006. The increase in other expenses primarily reflects a decrease in gain on revaluation of derivatives of $151,900, an increase in interest expense of $3,530 on outstanding convertible debentures, related party loans, and trade leases. These increases were offset primarily by a decrease of $11,340 in amortization of debt conversion discounts.

Net loss for the three-month period ending September 30, 2007 was $303,167 as compared to net loss of $147,316 for the three-month period ending September 30, 2006. The increase in net loss of $155,851 for the respective periods was a result of the factors discussed above.

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

In January 2003, the Company entered into a subscription agreement with certain accredited investors to issue $250,000 in convertible debentures, with interest payable at 5% per annum. On June 30, 2003, Trey issued $40,000 in convertible debentures to 4 individual investors under the subscription agreement. On September 19, 2003, Trey issued $100,000 in convertible debentures to YA Global pursuant to the subscription agreement. The debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the registration of shares or (b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debentures have a term of two years with all accrued interest due at the expiration of the term. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004. As of September 30, 2007, $15,000 remained due on the principal and $4,484 was due for accrued interest on these debentures.

In January 2003, as subsequently amended retroactively to January 27, 2003, Trey entered into an Equity Line of Credit Agreement. Under this agreement, Trey may issue and sell to YA Global Class A Common Stock for a total purchase price of up to $10.0 million. The purchase price for the shares will be equal to 91% of the market price, which is defined as the lowest closing bid price of the Class A Common Stock during the five trading days following the notice date. A cash fee equal to nine percent (6%) of the cash proceeds of the draw down is also payable at the time of funding such fee. In addition, YA Global received, as additional compensation, 45,000 shares of Class A Common Stock on February 11, 2004. As of December 30, 2005, Trey has drawn down $2,700,000 on the Equity Line of Credit and repaid $1,675,000 of principal and $84,638 of interest through the issuance of 77,532,790 shares of Class A Common Stock. On December 30, 2005, the Equity Line of Credit Agreement was terminated and the outstanding principal and interest of $1,159,047 was transferred to a Secured Convertible Debenture due on December 30, 2007 with an interest of 7.5% per annum.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with YA Global. Pursuant to such purchase agreement, YA Global shall purchase up to $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures. The debentures are due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the YA Global debentures at September 30, 2007 is $2,158,343 for principal and interest.

In connection with the acquisition of SWK, Inc. Trey has assumed a total of $664,642 in liabilities and has borrowed an additional $35,000 from an unrelated third party. Of the liabilities assumed, a total of $216,372 has been repaid by Trey at the closing and the $35,000 note is being paid at the rate of $1,500 per week. As of September 30, 2007, the entire balance on this note was paid in full.

Pursuant to the Spin-Off from iVoice, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $9,000. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The aggregate balance of these obligations at September 30, 2007 is $149,061. The assumed obligations are described below.

Trey assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney in exchange for the assets it received pursuant to the Spin-Off of the Automatic Reminder business. This amount is related to funds loaned to iVoice and unrelated to the operations of Trey. Trey, for value received, promised to pay Mr. Mahoney the principal sum of $250,000 at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due annually. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Trey, par value $0.00001, for each dollar owed, (ii) the number of shares of Class A Common Stock of Trey calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At September 30, 2007, the principle on this note was $103,000 and accrued interest was $44,744. Mr. Mahoney has agreed to defer payment of any monies due and owing them representing fixed compensation, which have been accrued on the Company's balance sheet, and the one-time payment in connection with the Spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments. Mr. Mahoney has further agreed, however, to accept payment or partial payment, from time to time, as determined in the sole discretion of the Board of Directors in the form of cash, the Company's Class A Common Stock and/or the Company's Class B Common Stock.

Trey assumed an outstanding obligation to Kevin Whalen of $74,000 for amounts due for unpaid salary from iVoice. This amount is related to services provided to iVoice and unrelated to the operations of Trey. However, because Mr. Whalen assisted in the preparation of the financial statements and footnotes related to the Spin-off, Trey assumed this obligation to Kevin Whalen. A portion of the obligation is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by
(y) the average closing bid price of Class A Common Stock of Trey for the five
(5) business days immediately preceding the conversion date. As of September 30, 2007, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

During the nine month period ending September 30, 2007, SWK Technologies, Inc. repaid $222,000 and drew down $330,000 on its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of September 30, 2007, the outstanding balance payable to Fleet totaled $130,000.

During the Nine Months Ended September 30, 2007, Trey had a net decrease in cash of $50,337. Trey's principal sources and uses of funds were as follows:

CASH USED BY OPERATING ACTIVITIES. Trey had cash used by operating activities of $139,111 for the Nine Months Ended September 30, 2007, a decrease of $817,390 in cash used as compared to cash used for operating activities of $956,501 in the nine months ended September 30, 2006. The decrease is primarily the result of the increased amortization of debt securities, debt conversion discount, accounts receivable on higher sales, and reduced gain on revaluation of derivatives.

CASH USED BY INVESTING ACTIVITIES. Investing activities for the nine months ended September 30, 2007 used cash of $32,246. Of this amount, $90,824 was used for the purchase of equipment, $7,000 was used to purchase customer lists, $136,333 was used to develop software and $201,911 was provided from net proceeds on the sales of securities. For the nine months ended September 30, 2006, the company used $85,385 for the purchase and upgrade of computers and network equipment, and business acquisition costs, offset by net proceeds realized from the sale of securities.

CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the nine months ended September 30, 2007 provided a total of $121,020 in cash. This total primarily consisted of net proceeds from related party loans of $3,932 and notes payable, capital leases and convertible debentures of and $340,000 of proceeds from its line of credit offset by repayments of notes payable, capital leases and convertible debentures of $222,912. Financing activities in the nine months ended September 30, 2006 resulted in the Company providing a total of $510,536 in cash. This total primarily consisted of net proceeds from the issuance of notes payable, capital leases and convertible debentures in the amount of $863,835 which were offset by repayments of related party loans of $90,639, repayments of notes payable, capital leases and convertible debentures of $262,660.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 3A(T). CONTROLS AND PROCEDURES.

An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) or 240.15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2007. Based on that evaluation, management, including the Chief Executive Officer, concluded that the Company's disclosure controls and procedures are effective. There has been no change in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of ss.240.13a-15 or ss.240.15d-15 of the Exchange Act that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

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


Trey Resources, Inc.

By: /s/ Mark Meller                                    Date:   November 15, 2007
   -----------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Mark Meller                                    Date:   November 15, 2007
    ---------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

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