Form 10QSB/A
period 2007-09-30
TREY RESOURCES INC
filed 2007-11-16
CIK 1236275

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

================================================================================

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006



                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
                                                                        --------


PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Balance Sheet - September 30, 2007                               2 - 3

          Statements of Operations - For the nine months and three
          months ended September 30, 2007 and 2006                             4

          Statements of Cash Flows - For the nine months Ended
          September 30, 2007 and 2006                                      5 - 7

          Notes to Condensed Consolidated Financial Statements            8 - 21

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation                                             22 - 28

          Item 3.  Controls and Procedures                                    28



PART II.  OTHER INFORMATION

          Item 6.  Exhibits                                                   29

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2007 AND 2006


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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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

For the nine months ending September 30, 2007, the company had the following transactions in its Class A common stock:

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)(CONTINUED)
                           SEPTEMBER 30, 2007 AND 2006


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


Trey Resources, Inc.

By: /s/ Mark Meller                                    Date:   November 16, 2007
   -----------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Mark Meller                                    Date:   November 16, 2007
    ---------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

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