Form 10KSB
period 2007-12-31
TREY RESOURCES INC
filed 2008-04-01
CIK 1236275

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended December 31, 2007

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-50302

                              Trey Resources, Inc.
                 (Name of small business issuer in its charter)

                Delaware                                    16-1633636
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

5 Regent Street, Suite 520, Livingston, NJ                    07039
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

Issuer's revenues for its most recent fiscal year. $7,378,029

As of March 31, 2008, the Registrant had 3,745,473,533 shares of Class A, $.00001 par value common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date based upon the average bid and ask prices on that date was $374,547.

Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]
================================================================================

                                     PART I

Item 1. Description of business                                                3
Item 2. Description of property                                               17
Item 3. Legal proceedings                                                     18

                                     PART II

Item 5. Market for common equity and related stockholder matters.             19
Item 6. Management's discussion and analysis or plan of operations.           24
Item 7. Financial statements                                                  30
Item 8A (T). Controls & Procedures                                            30

                                    PART III

Item 9. Directors, executive officers, promoters and control persons,
        compliance with Section 16(a) of the Exchange Act                     32
Item 10.Executive compensation.                                               35
Item 11.Security ownership of certain beneficial owners and management        37
Item 12.Certain relationships and related transactions                        39
Item 13.Exhibits                                                              40
Item 14. Principal Accountant Fees and Services                               42

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

Financial Accounting Software
-----------------------------

     As of December 31, 2007, approximately 12.4% of our total revenue was generated from the resale of accounting software published by Sage Software, Inc. (Sage) for the financial accounting requirements of small and medium sized businesses focused on manufacturing and distribution, and the delivery of related services from the sales of these products, including installation, support and training. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to accounting, including financial reporting, accounts payable and accounts receivable, and inventory management.

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

     We market our "MAPADOC" solutions to our existing and new small and medium-sized business customers, and through a network of resellers. As of December 31, 2007, we have a sales team and 5 technical specialists involved in marketing and supporting sales of the "MAPADOC" product and associated services.

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

     We market the Radio Beacon solution to our existing and new medium-sized business customers. As of December 31, 2007, we have six salespeople and two technical specialists involved in marketing and supporting sales of the Radio Beacon product and associated services.

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


CUSTOMERS

     We market our products to private companies throughout the United States. In the year ended December 31, 2007, the revenues generated by our top ten customers represented approximately nineteen percent (19%) of consolidated revenues, and no single customer accounted for ten percent or more of our consolidated revenues.

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

EMPLOYEES

     As of December 31, 2007, we had approximately 37 full time employees and 1 part time employee located in one office in New Jersey, two offices in New York and one office in California. Approximately six of our employees are engaged in sales and marketing activities and approximately seventeen employees are engaged in service fulfillment.

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

AS OF DECEMBER 31, 2007 THERE WAS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. THE COMPANY MAY NOT BE ABLE TO CONTINUE ITS OPERATIONS AND THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.

     As of December 31, 2007, the Company's independent public accounting firm issued a "going concern opinion" wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern. The Company did not generate sufficient cash flows from revenues during the year ended December 31, 2007 to fund its operations. Also, as of December 31, 2007, the Company had negative net working capital of approximately $4.4 million. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WE HAVE HISTORICALLY LOST MONEY AND MAY CONTINUE TO LOSE MONEY IN THE FUTURE.

     We have historically lost money. For the years ended December 31, 2007 and 2006, we had net losses of $1,614,008 and $2,351,573, respectively, and net losses of $0.00 and $0.02 per share, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems because our operations may not be profitable. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

     As of March 31, 2008, Jerome R. Mahoney and Mark Meller, our Non-Executive Chairman of the Board of Directors and our President, respectively, collectively owned approximately 87% of our outstanding shares of our Class A common stock (assuming the conversion of outstanding debt into shares of Class A common stock and/or Class B common stock). Mr. Mahoney and Mr. Meller may be able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock. In addition, Mr. Mahoney and Mr. Meller are in a position to impede transactions that may be desirable for other stockholders. They could, for example, make it more difficult for anyone to take control of us.

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

     As of December 31, 2007, our Non-Executive Chairman of the Board of Directors, Jerome R. Mahoney, will have the right to convert $89,125 of indebtedness into 89,125 shares of Class B common stock of Trey Resources, which will be convertible into an indeterminable number of shares of Class A common stock of Trey Resources. This could create, or appear to create, potential conflicts of interest when our Non-Executive Chairman is faced with decisions that could have different implications for Trey Resources. Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between iVoice and us following the distribution. Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution. Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

OUR SECURITIES

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

     We intend to retain any future earnings to finance the growth and development of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Any future dividends will depend on our earnings, if any, and our financial requirements.

EXISTING STOCKHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE YA GLOBAL INVESTMENTS, LP. F/K/A CORNELL CAPITAL PARTNERS LP. DEBENTURES.

     The sale of shares of Class A Common Stock pursuant to the terms of the YA Global Investments, LP. f/k/a Cornell Capital Partners, LP. ("YA Global") Debentures will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our Class A Common Stock could decline. In addition, for a given advance, we will need to issue a greater number of shares of Class A Common Stock under the YA Global Debentures as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution. [See "Liquidity and Capital Resources" in Item 6. Management's Discussion and Analysis or Plan of Operation.]

THE INVESTORS HOLDING OUR CONVERTIBLE DEBENTURES WILL PAY LESS THAN THE THEN-PREVAILING MARKET PRICE OF OUR CLASS A COMMON STOCK.

     The Class A Common Stock to be issued under the YA Global Debentures will be issued at ninety percent (90%) of the lowest Closing Bid Price of the Common Stock during the thirty (30) days trading days immediately preceding the Conversion Date, as quoted by Bloomberg, LP. These discounted sales could cause the price of our Class A Common Stock to decline.

     Further, because the investor under the YA Global (f/k/a. Cornell) Debentures will acquire our Class A Common Stock at a discount, it will have an incentive to sell immediately in order to realize a gain on the difference. This incentive to sell immediately into the public market to realize a gain on the difference accelerates if the market price of our Class A Common Stock declines. [See "Liquidity and Capital Resources" in Item 6. Management's Discussion and Analysis or Plan of Operation.]

THE INVESTORS HOLDING OUR CONVERTIBLE DEBENTURES INTEND TO SELL THEIR SHARES OF CLASS A COMMON STOCK IN THE PUBLIC MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE.

     The investors holding our convertible debentures intend to sell the shares of Class A Common Stock in the public market. The number of shares of Class A Common Stock that may be sold is undeterminable at this time. Such sales may cause our stock price to decline.

THE SALE OF OUR CLASS A COMMON STOCK ISSUABLE UPON CONVERSION OF THE YA GLOBAL DEBENTURES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FURTHER DECLINE OF OUR STOCK PRICE.

     The significant downward pressure on the price of our Class A Common Stock caused by the sale of material amounts of Class A Common Stock under the YA Global Debentures could encourage short sales by third parties. Such an event could place further downward pressure on the price of our Class A Common Stock.

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

     Our Class A common stock is deemed to be "penny stock" as that term is defined in Section 240.3a51-1 of the regulations promulgated by the Securities Exchange

Commission pursuant to the Securities Exchange Act of 1934. These requirements may reduce the potential market for our Class A common stock by reducing the number of potential investors. This may make it more difficult for investors in our Class A common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

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

FUTURE SALES OF OUR CLASS A COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

     The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price. Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate. As of March 25, 2008, approximately 21,538,777 shares of our Class A Common Stock could be considered "restricted securities" and saleable only upon registration under the Securities Act of 1933, as amended (the "Securities Act"), upon compliance with Rule 144 of the Securities Act, or pursuant to another exemption from registration.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     We do not own any real property for use in our operations or otherwise. On June 10, 2005, we consolidated our two New Jersey offices and moved into 6,986 square feet of space at 5 Regent Street, Livingston, NJ 07039 at a monthly rent of $7,423. Our executive offices are located at the Livingston, NJ office.

     Effective March 15, 2005, we entered into a lease for 621 square feet of space at 900 Walt Whitman Road, Melville, NY 11747 at a monthly rent of $932. On October 30, 2007, we entered into a one-year lease for office space at 1902 Wright Place, Carlsbad, CA 92008, at a monthly rent of $567. On June 2, 2006, the Company entered into a two-year lease for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $1,800. We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose. We also believe that our insurance coverage adequately covers our interest in our leased space. We have a good relationship with our landlords. We believe that these facilities will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

     We are subject to litigation from time to time arising from our normal course of operations. Currently, there are no open litigation matters relating to our products, product installations or technical services provided.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our Class A common stock, $0.00001 par value, is quoted on the NASD OTC Bulletin Board under the symbol "TYRIA." The following table shows the high and low closing bid prices for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                           High                    Low
                                           ----                    ---
        2006

        First Quarter                  $0.01488                $0.0080
        Second Quarter                  $0.0200                $0.0090
        Third Quarter                   $0.0110                $0.0064
        Fourth Quarter                  $0.0080                $0.0055

        2007

        First Quarter                   $0.0056                $0.0023
        Second Quarter                  $0.0025                $0.0004
        Third Quarter                   $0.0007                $0.0002
        Fourth Quarter                  $0.0004                $0.0001

HOLDERS OF COMMON EQUITY.

     As of December 31, 2007, the number of record holders of our common shares was approximately 687.

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

CLASS A COMMON STOCK

     Each holder of our Class A Common Stock is entitled to one vote for each share held of record. Holders of our Class A Common Stock have no preemptive, subscription, conversion, or redemption rights. There are 10,000,000,000 shares authorized and 3,119,362,422 issued and outstanding at December 31, 2007. Upon liquidation, dissolution or winding-up, the holders of Class A Common Stock are entitled to receive our net assets pro rata. Each holder of Class A Common Stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our Common Stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

CLASS B COMMON STOCK

     Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. Holders of Class B Common Stock are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. There are 50,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2007. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

     Each holder of our Class C Common Stock is entitled to 1 vote for each 1,000 shares held of record. Holders of our Class C Common Stock have no preemptive, subscription, conversion, or redemption rights. Shares of Class C Common Stock are not convertible into Class A Common Stock. There are 20,000,000 shares authorized and 0 shares issued and outstanding as of December 31, 2007. Upon liquidation, dissolution or winding-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

PREFERRED STOCK

     Trey filed an amendment to its certificate of incorporation, authorizing the issuance of 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2007, Trey has not issued any shares of Preferred Stock.

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

OPTIONS AND STOCK AWARDS

     During the fiscal year ended December 31, 2004, the Company adopted the Trey Resources, Inc. 2004 Stock Incentive Plan (the "Stock Incentive Plan") to:
(i) provide
long-term incentives and rewards to employees, directors, independent contractors or agents the Company and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders. As of December 31, 2007, the Stock Incentive Plan was authorized to issue up to 200 million shares of Class A Common Stock.. As of December 31, 2007, there were 75,000 options and warrants to purchase 7,000,000 shares of Class A common stock outstanding. None of these options or warrants was exercised during 2007.

     During the fiscal year ended December 31, 2007, the Company adopted the Trey Resources, Inc. 2007 Consultant Stock Incentive Plan (the "Consultant Plan") to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents ("Eligible Participants") of Trey Resources, Inc. ("the Company") and its subsidiaries; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company's stockholders. Total shares issuable under this plan may not exceed twenty (20) percent of the issued and outstanding shares of the Company's Class A Common Stock. As of December 31, 2007, the Consultant Plan was authorized to issue up to 200 million shares of Class A Common Stock..

     During 2007, the following securities were issued pursuant to Stock Incentive and Consultant Plans:

   o At various times during the year ended December 31, 2007, the Company issued the aggregate of 2,500,000 and 175,866,802 for consultant and professional services rendered, respectively.
   o At various times during the year ended December 31, 2007, the Company issued the aggregate of 170,000,000 shares of Class A common stock for compensation and bonuses to SWK employees.

     During 2006, the following securities were issued pursuant to this Stock Incentive Plan:

   o On April 20, 2006 and September 15, 2006, the Company issued the aggregate of 6,900,000 shares of Class A common stock for compensation and bonuses to SWK employees.

     During the fiscal year ended December 31, 2004, the Company adopted the Trey Resources, Inc. 2004 Directors' and Officers' Stock Incentive Plan (the "Directors' and Officers' Plan") is to (i) provide long-term incentives and rewards to officers and directors the Company and its subsidiaries; (ii) assist the Company in attracting and retaining officers and directors with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such officers and directors with those of the Company's stockholders. As of December 31, 2007, the Directors' and Officers' Plan was authorized to issue up to 200 million shares of Class A Common Stock.. During 2007, the following securities were issued pursuant to this Plan:

   o At various times during the year ended December 31, 2007, the Company issued 170 million shares of Class A common stock for repayment of accrued salaries for two officers of the Company.

     During 2006, the following securities were issued pursuant to this Plan:

   o At various times during the year ended December 31, 2006, the Company issued 6,212,208 shares of Class A common stock for repayment of accrued salaries for two officers of the Company.

EQUITY COMPENSATION PLANS

     The following table sets forth information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:


                        ALL COMPENSATION PLANS PREVIOUSLY APPROVED BY SECURITY HOLDERS; AND
                         ALL COMPENSATION PLANS NOT PREVIOUSLY APPROVED BY SECURITY HOLDERS
------------------------------------------------------------------------------------------------------------------
                               Number of securities to be   Weighted average exercise
                                 issued upon exercise of       price of outstanding        Number of securities
                                  outstanding options,        options, warrants and       remaining available for
        Plan category              warrants and rights                rights                  future issuance
------------------------------------------------------------------------------------------------------------------
                                           (a)                         (b)                          (c)
------------------------------------------------------------------------------------------------------------------
Equity compensation plans                   0                         $0.00                          0
approved by security holders
------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders.                            7,075,000 (1,2,3)                 $0.024                   8,059,405(4)
------------------------------------------------------------------------------------------------------------------
Total                                   7,075,000                     $0.024                     8,059,405
------------------------------------------------------------------------------------------------------------------

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

DECEMBER 31, 2007 COMPARED TO DECEMBER 31, 2006

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

     Revenues for the fiscal year ended December 31, 2007, totaled $7,378,209, an increase of $792,326, or 12.0%. These sales were all generated by the Company's operating subsidiary, SWK Technologies ("SWKT"). SWKT sales increased as the result of increased focus by management on marketing and sales across all its product lines.

     The gross profit for the year ended December 31, 2007 of $2,565,197 represents the gross profit of SWK. As a percentage of sales, gross profit margin was 34.8% for the year period ending December 31, 2007. Gross profit for the year ended December 31, 2006 was $2,484,483 and 37.7% of sales. Total gross profit increased by $80,714 when compared to the prior year. The mix of products being sold by the company changes from time to time, such that the overall gross margin percentage marginally decreased. Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases, while consulting and network services typically carry higher gross margins.

     Total operating expenses were $3,572,759 for the year ending December 31, 2007, a decrease of $642,842 over the prior year period ending December 31, 2006, which totaled $4,215,601. The decrease in the write off of impairment of goodwill of $700,940 and a decrease primarily a result of SWKT decreased selling and marketing expenses for salaries and benefits as management decreased headcount necessary to offset by increased amortization of intangible assets related to customer lists purchased of $93,384.

     Other expenses for the year ended December 31, 2007 were $606,446, an increase of $15,991 over the year period ending December 31, 2006. The increase in other expenses primarily reflects the gain on the revaluation of derivatives of $925,212, a decrease of $50,090 in the gain on sales of securities available for sale, and a decrease in the write off of financing costs in the amount of $60,000, and a decrease in amortization of discounts on debt conversion in the amount of $70,182. These changes were also offset by an increase of $17,841 in interest expense on outstanding indebtedness and an increase in other expenses of $232,890.

     Net loss for the year ending December 31, 2007 was $1,614,008 as compared to net loss of $2,321,573 for the year ending December 31, 2006. The decrease in net loss of $707,565 for the respective periods was a result of the factors discussed above.

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

     In January, 2003, the Company entered into a subscription agreement with certain accredited investors to issue $250,000 in convertible debentures, with interest payable at 5% per annum. On March 31, 2003, Trey issued $40,000 in convertible debentures to 4 individual investors under the subscription agreement. On September 19, 2003, Trey issued $100,000 in convertible debentures to Cornell Capital Partners, LP. ("Cornell Capital Partners") pursuant to the subscription agreement. The debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the registration of shares or (b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debentures have a term of two years with all accrued interest due at the expiration of the term. At our option, these debentures may be paid in cash or redeemed at a 20% premium prior to April 2004. As of December 31, 2007, $15,000 remained due on the principal and $4,673 was due for accrued interest on these debentures.

     On December 30, 2005, the Company entered into a Securities Purchase Agreement with YA Global Investments, LP. f/k/a Cornell Capital Partners, LP ("YA Global"). Pursuant to such purchase agreement, YA Global shall purchase up to $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures. The debentures are due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the YA Global debentures at December 31, 2007 is $1,975,702 for principal and interest.

     In March 2003, Trey issued an aggregate of $40,000 in convertible debentures to Elma S. Foin, Darryl A. Moy, Henry Tyler and Steven R. LeMott. These debentures are convertible into shares of Class A Common Stock at a price equal to either (a) an amount equal to one hundred twenty percent (120%) of the closing bid price of the Class A Common Stock as of the closing date of the distribution or (b) an amount equal to eighty percent (80%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. These convertible debentures accrue interest at a rate of 5% per year and are convertible at the holder's option. These convertible debentures have a term of two years with all accrued interest due and payable at the end of the term. On December 31, 2007, the balance on these debentures is $15,000.

     In connection with the acquisition of SWK, Inc. Trey has assumed a total of $664,642 in liabilities and has borrowed an additional $35,000 from an unrelated third party. Of the liabilities assumed, a total of $216,372 was repaid by Trey at the closing and the $35,000 note is being paid at the rate of $1,500 per week. As of December 31, 2007, the entire balance on this note was paid in full.

     Pursuant to the Spin-Off from iVoice, Trey assumed an aggregate of $324,000 in liabilities from iVoice and iVoice assigned to Trey assets having an aggregate book value of $9,000. Trey believes that the fair value of these assets may be greater than the book value, although it has not undertaken an appraisal. The assumed obligations are described below.

     Trey assumed an outstanding promissory note in the amount of $250,000 payable to Jerry Mahoney in exchange for the assets it received pursuant to the Spin-Off of the Automatic Reminder business. This amount is related to funds loaned to iVoice and unrelated to the operations of Trey. Trey, for value received, promised to pay Mr. Mahoney the principal sum of $250,000 at the rate of 9.5% per annum on the unpaid balance until paid or until default. Interest payments are due annually. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one share of Class B Common Stock of Trey, par value $0.00001, for each dollar owed, (ii) the number of shares of Class A Common Stock of Trey calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A Common Stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At December 31, 2007, the principal on this note was $89,125 and accrued interest was $66,616.

     Mr. Mahoney agreed to forego receiving any shares he would have been entitled to receive in the Spin-Off by virtue of his ownership of either iVoice Class A or Class B Common Stock.

     Trey assumed an outstanding obligation to Kevin Whalen of $74,000 for amounts due for unpaid salary from iVoice. This amount is related to services provided to iVoice and unrelated to the operations of Trey. However, because Mr. Whalen assisted in the preparation of the financial statements and footnotes related to the spin-off, Trey assumed this obligation to Kevin Whalen. A portion of the obligation is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of December 31, 2007, Mr. Whalen has received $4,500 in cash and $20,000 in Class A Common Stock leaving a balance due of $49,500.

     In the year ended December 31, 2007, SWK Technologies, Inc. drew down $635,000 and repaid $$472,000 from its $250,000 line of credit with Bank of America f/k/a Fleet National Bank. The secured line of credit bears interest at prime plus 1% per annum, which can change with the changes in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Bank of America. This line of credit is also fully guaranteed by the Company. As of December 31, 2007, the outstanding balance payable to Fleet totaled $185,000.

     In connection with the acquisition of AMP-Best consulting, Inc., SWKT issued a note in the amount of $380,000 to Crandall Melvin III and further assumed a capitalized lease with M&T Bank in the amount of $88,153 for certain furniture, fixtures, and equipment. At December 31, 2007, the principal on this note was $304,104.

     During the year ended December 31, 2007, Trey had a net decrease in cash of $226,994. Trey's principal sources and uses of funds were as follows:

     CASH USED BY OPERATING ACTIVITIES. Trey used $542,857 in cash for operating activities in the year ended December 31, 2007, a decrease of $436,304 as compared to $979,161 in cash used for operating activities in the year ended December 31, 2006. The decrease is primarily the result of the decreased accounts receivables, increase in accounts payable and accrued expenses and overall reduction in the net loss.

     CASH PROVIDED BY INVESTING ACTIVITIES. For the year ended December 31, 2007, cash provided by investing activities totaled $132,813 as compared to $40,788 in cash provided by investing activities in the year ended December 31, 2006. During 2007, the Company used $115,904 for the purchase and upgrade of computers and network equipment, and business acquisition costs, offset by $248,717 net proceeds realized from the sale of securities. During 2006, the Company used $98,229 for the purchase and upgrade of computers and network equipment, and $97,000 for business acquisition costs, offset by $236,017 net proceeds realized from the sale of securities.

     CASH PROVIDED BY FINANCING ACTIVITIES. Financing activities in the year ended December 31, 2007 provided a total of $183,050 in cash as compared to $294,817 in the year ended December 31, 2006. The 2007 decrease primarily consisted of net proceeds from notes payable, capital leases and convertible debentures in the amount of $781,650. This was offset by repayments of related party loans of $77,617, and repayments on the SWKT line of credit and repayment of capital leases of $520,983. The 2006 increase primarily consisted of net proceeds from the notes payable and convertible debentures in the amount of $803,000 and proceeds from capital leases of $60,835. This was offset by repayments of related party loans of $142,445, $386,000 net repayments on the SWKT line of credit and other notes payable and repayment of capital leases of $40,573.

OFF BALANCE SHEET ARRANGEMENTS

     During fiscal 2007, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements and notes of this Form 10-KSB appear after the signature page to this Form 10-KSB.

ITEM 8A (T). CONTROLS AND PROCEDURES.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control -- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our Annual Report for the year ended December 31, 2008.

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

                                                           Period Served as
Name                    Age     Position                   Officer\Director
----                    ---     --------                   ----------------

Jerome R. Mahoney       48      Non-Executive              1-1-03 to present
                                Chairman of
                                the Board of
                                Directors

Mark Meller             48      President, Chief           9-15-03 to present
                                Executive Officer,
                                Chief Financial
                                Officer and Director

John C. Rudy            62      Director                   6-9-05 to present


     JEROME R. MAHONEY. Mr. Mahoney has been our Non-Executive Chairman of the Board of Directors since January 1, 2003. Mr. Mahoney started at Executone Information Systems, a telephone systems manufacturer, and was Director of National Accounts from 1988 to 1989. In 1989, Mr. Mahoney founded Voice Express, Inc., a New York company that sold voicemail systems and telephone system service contracts and installed these systems. Mr. Mahoney sold Voice Express Systems in 1993. From 1993 to 1997, Mr. Mahoney was President of IVS Corp., and on December 17, 1997, he established International Voice Technologies, which was merged with iVoice, Inc. on May 21, 1999. Since May 21, 1999, Mr. Mahoney has served as President, Chief Executive Officer, Chief Financial Officer and Secretary of iVoice Technology, Inc., which was the parent of Trey Resources before the spin-off in February 2004. Mr. Mahoney has served as Non-Executive Chairman of the Board of Directors of SpeechSwitch, Inc., Matawan, New Jersey, from November 10, 2004 until February 2008. He has served as Non-Executive Chairman of the Board of Thomas Pharmaceuticals, Ltd. (f/k/a iVoice Acquisition
Corp), Matawan, New Jersey since May 19, 2005. He has also served as Non-Executive Chairman of the Board of MM2 Group, Inc., Matawan, New Jersey since October 19, 2005. He was also the Non-Executive Chairman of the Board of Deep Field Technologies, Inc., Matawan, New Jersey, until January 27, 2007. Mr. Mahoney received a B.A. in finance and marketing from Fairleigh Dickinson University, Rutherford, N.J. in 1983.

     MARK MELLER. Mr. Meller has been the President, Chief Financial Office and Director since September 15, 2003, and was further appointed Chief Executive Officer on September 1, 2004. From October 2004 until February 2007, Mr. Meller was the President, Chief Executive Officer, Chief Financial Officer and Director of Deep Field Technologies, Inc. Since December 15, 2004, Mr. Meller has been the President, Chief Executive Officer, Chief Financial Officer and Director of MM2 Group, Inc. From August 29, 2005 until August 2006, Mr. Meller was the President, Chief Executive Officer and Chief Financial Officer of iVoice Technology, Inc. Since 1988, Mr. Meller has been Chief Executive Officer of Bristol Townsend & Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc, a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs (LBO's). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

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

     There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officers and director is not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended December 31, 2007, the Company has an audit committee in place and has two non-executive members of the Board of Directors and one independent member of the Board of Directors.

     For the year ended December 31, 2007, the Board held one meeting. In addition, the Board acted through written unanimous consent in lieu of a meeting on seven occasions.

AUDIT COMMITTEE

     During 2007, Messrs. Mahoney and Rudy served on the Audit Committee. The Audit Committee currently consists of Messrs. Mahoney and Rudy, with Mr. Rudy serving as the Chairman of the committee. The Audit Committee has one independent member and one member that may be deemed a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing. The Audit Committee met once in 2007. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee's report submitted to the Board of Directors for the fiscal year ended December 31, 2007. The Audit Committee has:

   o reviewed and discussed the Company's audited financial statements with management and Bagell, Josephs, Levine & Company, L.L.C., the Company's independent registered accounting firm;
   o discussed with Bagell, Josephs, Levine & Company, L.L.C. the matters required to be discussed by Statement on Auditing Standards No. 61, as may be modified or supplemented; and
   o received from Bagell, Josephs, Levine & Company, L.L.C. the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors' independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, for filing with the Securities and Exchange Commission.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     No person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12

("Reporting Person") failed to file on a timely basis the necessary reports, on Forms 3, 4, or 5, as required by section 16(a) of the Exchange Act during the most recent fiscal year except for: (i) Jerome Mahoney's untimely filing of Form 4 for sales of Class A Common Stock for the period of February 28, 2007 through October 15, 2007 and (ii) Mark Meller's untimely filing of Form 4 for sales of Class A Common Stock for the period of September 28, 2007 through October 4, 2007.

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

                                    SUMMARY COMPENSATION TABLE

                                                              STOCK       ALL OTHER        TOTAL
NAME AND POSITION(S)       YEAR     SALARY($)   BONUS(2)     AWARDS     COMPENSATION    COMPENSATION
--------------------       ----     ---------   --------     ------     ------------    ------------
Jerome R. Mahoney (1)
    Non-Executive          2007     $263,538(2)  $1,500        $0            $0           $265,038
    Chairman of the Board  2006     $239,580(3)  $4,000        $0            $0           $243,580
    Of Directors

Mark Meller (4)            2007     $246,568(5)  $1,500        $0            $0           $248,068
   President, Chief        2006     $224,153(6)  $4,000        $0            $0           $228,153
   Executive Officer,
   Chief Financial
   Officer
   and Director

   (1) Mr. Mahoney has been serving as our Non-Executive Chairman of the Board since January 1, 2003. Mr. Mahoney's employment contract is for a term of five-years at a base salary of $180,000 in the first year with annual increases based on the Consumer Price Index every year thereafter.

   (2) $111,664 was accrued and unpaid in fiscal year 2007.

   (3) $64,580 was accrued and unpaid in fiscal year 2006.

   (4) Mr. Meller served as our President, Chief Executive Officer and Chief Financial Officer since September 13, 2003. Mr. Meller employment contract is for a term of five-years at a base salary of $180,000 in the first year with annual increases based on the Consumer Price Index every year thereafter.

   (5) $94,694 was accrued and unpaid in fiscal year 2007.

   (6) $49,153 was accrued and unpaid in fiscal year 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no outstanding equity awards at the end of the most recent completed fiscal year.

COMPENSATION OF DIRECTORS

Effective May 20, 2005, Mr. Rudy will receive $3,000 per quarter in cash and/or Trey stock for his services. Prior to this date, we did not have any arrangements to provide compensation to our non employee directors.

The following table sets forth compensation information for services rendered by our non employee directors during the year ended December 31, 2007. The following information includes the dollar value of fees earned or paid in cash and certain other compensation, if any, whether paid or deferred. Our directors did not receive any bonus, stock awards, option awards, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last completed fiscal year.

                              DIRECTOR COMPENSATION

NAME                           FEES EARNED       ALL OTHER         TOTAL
                               OR PAID IN      COMPENSATION    COMPENSATION
                                   CASH             ($)             ($)
                                   ($)
---------------------------------------------------------------------------
John C. Rudy(2)                  $12,000            $0            $12,000

   (1) Mr. Mahoney had served as our Non-Executive Chairman of the Board since January 1, 2003. His compensation during that period is included in the Executive Compensation Summary Table.

   (2) Mr. Rudy has been serving as our outside director since June 9, 2005 at a fee of $12,000 per year.

EMPLOYMENT CONTRACTS

     Trey has entered into an employment contract with its Non-Executive Chairman of the Board of Directors for the period January 1, 2003 through December 31, 2007. The Company anticipates that it will renew this employment agreement with Mr. Mahoney for a new term with essentially the same terms. As consideration, Trey agreed to pay Mr. Mahoney the sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Mahoney provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Trey in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by Trey) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Mahoney is also to be paid the sum of $350,000 as a result of the completion of the Spin-Off..

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 30, 2007 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group. As of March 31, 2008 there were a total of 3,745,473,533 shares of Class A common stock outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote. The column entitled "Percentage of Total Voting Stock" shows the percentage of total voting stock beneficially owned by each listed party.

     The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 30, 2008, through the exercise or conversion of any stock option, convertible security, warrant or other right. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person's spouse) with respect to all shares of capital stock listed as owned by that person or entity.

                                                     OWNERSHIP OF COMMON STOCK

                                                                                               COMMON STOCK
                                                                                            BENEFICIALLY OWNED
                                                                                            ------------------
NAME/ADDRESS                                      TITLE OF CLASS                        NUMBER              PERCENT
------------                                      --------------                        ------              -------
Jerome R. Mahoney (Chairman)                      Class A Common Stock             15,974,083,333(1)          81.0%
c/o Trey Resources, Inc.
5 Regent Street, Suite 520
Livingston, New Jersey  07039

Mark Meller (President)                           Class A Common Stock             10,094,816,667(2)          72.9%
c/o Trey Resources, Inc.
5 Regent Street, Suite 520
Livingston, New Jersey  07039

John C. Rudy (Director)                           Class A Common Stock                    --                   0.0%
c/o Beacon Consulting Associates
245 Main Street, Suite 2N
Matawan, New Jersey 07747

Directors and executive officer as a group        Class A Common Stock             26,068,900,000             87.4%

____________________________________

   (1) Includes a)13,378,400,000 shares of our Class A common stock issuable upon conversion of $802,704 due to related party accounts with Mr. Mahoney and (b) 2,595,683,333 shares of our Class A common stock issuable upon conversion of a promissory note assumed on February 11, 2004. These figures assume that Class B Common Stock is issued to satisfy these obligations, and such Class B Common Stock shares are subsequently converted to shares of Class A Common Stock. Note balance of $155,741 includes principle and interest through 12/31/07. Pursuant to such promissory note, Mr. Mahoney may, at any time, convert amounts owed to him for monies loaned thereunder and interest thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such note, or (iii) payment of the principal of the note, before any repayment of interest.

   (2) Includes 10,094,816,667 shares of our Class A common stock issuable upon conversion of $605,689 due to related party accounts with Mr. Meller. These figures assume that Class B Common Stock is issued to satisfy these obligations, and such Class B Common Stock shares are subsequently converted to shares of Class A Common Stock. Pursuant to an agreement between the Company and Mr. Meller, Mr. Meller may, at any time, convert amounts owed to him for monies thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such amounts due.

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

     See "Employment Agreements", Item 10. Executive Compensation.

     In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2007, the outstanding balance to Mr. Berman was $6,942.

     In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2007, the outstanding balance to Ms. Berman was $6,942.

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

4.1 iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Elma S. Foin (incorporated herein by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

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

4.4* Trey Resources, Inc. 7.5% Secured Convertible Debenture, for a value of $600,000, due December 30, 2007 to Cornell Capital Partners, LP.

4.5* Trey Resources, Inc. 7.5% Secured Convertible Debenture, for a value of $1,159,047, due December 30, 2007 to Cornell Capital Partners, LP.

4.6 * SWK Technologies, Inc. secured line of credit with Bank of America f/k/a Fleet National Bank.

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

10.7 Termination Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc.

10.8 Escrow Agreement dated December 30, 2005 between David Gonzalez, Esq. And Trey Resources, Inc.

10.9 Securities Purchase Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc.

10.10* Investor Rights Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth fees billed to the Company by the Company's independent auditors for the years ended December 31, 2007 and December 31, 2006 for (i) services rendered for the audit of the Company's annual financial statements and the review of the Company's quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

           SERVICES                         2007                     2006
           --------                         ----                     ----
           Audit Fees                     $25,000                  $34,755

           Audit - Related Fees              -                        -

           Tax fees                       $ 3,500                  $ 4,995

           All Other Fees                 $13,430                  $13,500

           Total                          $41,930                  $53,250

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



Trey Resources, Inc..

By:      /s/ MARK MELLER                                           April 1, 2008
        ---------------------------------------
         Mark Meller
         President, Chief Executive Officer,
         Chief Financial Officer and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         /s/ Mark Meller                                        April 1, 2008
        ---------------------------------------
         Mark Meller
         President, Chief Executive Officer,
         Chief Financial Officer and Director


By:         /s/ Jerome R. Mahoney                                  April 1, 2008
        ---------------------------------------
         Jerome R. Mahoney
         Non-executive Chairman of the Board


By:         /s/ John C. Rudy                                       April 1, 2008
        ---------------------------------------
         John C. Rudy
         Director

                 INDEX OF EXHIBITS (TO BE UPDATED BY ATTORNEYS)

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

4.4* Trey Resources, Inc. 7.5% Secured Convertible Debenture, for a value of $600,000, due December 30, 2007 to Cornell Capital Partners, LP.

4.5* Trey Resources, Inc. 7.5% Secured Convertible Debenture, for a value of $1,159,047, due December 30, 2007 to Cornell Capital Partners, LP.

4.6* SWK Technologies, Inc. secured line of credit with Bank of America f/k/a Fleet National Bank.

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

10.7 Termination Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc.

10.8 Escrow Agreement dated December 30, 2005 between David Gonzalez, Esq. And Trey Resources, Inc. *

10.9 Securities Purchase Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc.

10.10 Investor Rights Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc.

10.11 Amended and Restated Security Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc.

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

   *  Filed herewith

                      TREY RESOURCES, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS




                                                                         Page(s)
                                                                         -------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     2

CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets                                                    3-4

         Statements of Operations                                           5

         Statement of Stockholders' Deficit                                6-7

         Statements of Cash Flows                                          8-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                12-33

                     BAGELL, JOSEPHS, LEVINE & COMPANY, LLC
                406 LIPPINCOTT DRIVE, SUITE J, MARLTON, NJ 08053
                       TEL: 856.346.2828 FAX: 856.396.0022


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
TREY RESOURCES, INC.
Livingston, New Jersey

We have audited the accompanying consolidated balance sheets of Trey Resources, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trey Resources, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of December 31, 2007 and 2006have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also discussed in
Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                          Bagell, Josephs, Levine & Company, LLC


Marlton, New Jersey
March 27, 2008

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                  December 31,
                                                            -------------------------
                                                               2007           2006
                                                            ----------     ----------
CURRENT ASSETS
  Cash and cash equivalents                                 $  146,443     $  373,450
  Accounts receivable, net of allowance for
    doubtful accounts of $147,647 and $42,036,
    respectively                                               687,282        798,805
  Notes Receivable                                              66,471           --
  Inventory                                                     45,647         51,294
  Prepaid expenses and other current assets                    106,722         97,365
                                                            ----------     ----------
      Total current assets                                   1,052,565      1,320,914
                                                            ----------     ----------

PROPERTY AND EQUIPMENT, NET                                    270,177        264,949
                                                            ----------     ----------

OTHER ASSETS
  Intangible assets, net of accumulated amortization
    of $294,550 and $97,580, respectively                      298,681        487,901
  Convertible debentures receivable, net of allowance
    for doubtful accounts of $0 and $265,925,
    respectively                                                  --          243,778
  Deposits and other assets                                     32,267         37,638
                                                            ----------     ----------
      Total other assets                                       330,948        769,317
                                                            ----------     ----------
TOTAL ASSETS                                                $1,653,690     $2,355,180
                                                            ==========     ==========

               The accompanying notes are an integral part of the
                        consolidated financial statement.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                                                           December 31,
                                                                                   --------------------------
                                                                                       2007           2006
                                                                                   -----------    -----------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                                           $ 1,385,998    $ 1,502,591
   Due to related parties                                                            1,408,393      1,311,515
   Current portion of convertible debentures payable, net of
      discounts of $ 73,393 and $ 753,290, respectively                              1,603,207        995,757
   Current portion of derivative liability                                             216,497        833,813
   Current portion of notes payables and capital leases                                 83,550         51,210
   Line of credit                                                                      185,000         22,000
   Warrant liability                                                                    75,450         75,450
   Notes payable torelated parties                                                     407,122        426,422
   Deferred revenue                                                                    127,809        109,651
                                                                                   -----------    -----------
    Total current liabilities                                                        5,493,016      5,328,409


LONG TERM DEBT
   Convertible debentures payable, net of discounts of
      $0 and $ 293,571, respectively, net of current portion                              --          276,429
    Derivative liability, net of current portion                                          --          307,896
   Notes payable and capital leases, net of current portion                             74,261         97,616
                                                                                   -----------    -----------
    Total liabilities                                                                5,567,277      6,010,350
                                                                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $1.00 par value; authorized 1,000,000 shares;
       no shares issued and outstanding                                                   --             --
   Common stock, Class A:
       2007 - par value $.00001; Authorized 10,000,000,000,
           3,119,362,422 shares issued and outstanding
       2006 - par value $.00001; Authorized 10,000,000,000,
           160,621,297 shares issued and outstanding                                    31,194          1,606
       Common stock Class B - par value $.00001; authorized 50,000,000 shares;
       no shares issued and outstanding                                                   --             --
   Common stock Class C - par value $.00001; authorized 20,000,000 shares;
       no shares issued and  outstanding                                                  --             --
   Additional paid in capital                                                        5,347,666      4,021,663
   Additional paid in capital - warrants                                               125,166        125,166
   Accumulated deficit                                                              (9,417,613)    (7,803,605)
                                                                                   -----------    -----------
    Total stockholders' deficit                                                     (3,913,587)    (3,655,170)
                                                                                   -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $ 1,653,690    $ 2,355,180
                                                                                   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      For the Years Ended
                                                                          December 31,
                                                              ------------------------------------
                                                                    2007                2006
                                                              ---------------      ---------------
SALES, NET                                                    $     7,378,209      $     6,585,883

COST OF SALES                                                       4,813,012            4,101,400
                                                              ---------------      ---------------
GROSS PROFIT                                                        2,565,197            2,484,483
                                                              ---------------      ---------------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES
    Selling expenses                                                1,234,362            1,292,813
    General and administrative expenses                             1,875,891            2,039,813
    Depreciation and amortization                                     305,523              182,035
    Research and development                                          156,983                 --
    Impairment of goodwill                                               --                700,940
                                                              ---------------      ---------------
       Total selling, general and administrative expenses           3,572,759            4,215,601
                                                              ---------------      ---------------
LOSS FROM OPERATIONS                                               (1,007,562)          (1,731,118)
                                                              ---------------      ---------------
OTHER INCOME (EXPENSE)
    Gain on revaluation of derivatives                                925,212              770,564
    Gain on sale of securities available for sale                      71,413              121,503
     Other expense, net                                              (403,566)            (170,676)
    Amortization of discounts on debt conversion                     (973,468)          (1,043,650)
    Write off of financing costs                                         --                (60,000)
    Interest expense                                                 (226,037)            (208,196)
                                                              ---------------      ---------------
       Total other income (expense)                                  (606,446)            (590,455)
                                                              ---------------      ---------------

LOSS BEFORE INCOME TAXES                                           (1,614,008)          (2,321,573)

PROVISION FOR INCOME TAXES                                               --                   --
                                                              ---------------      ---------------

NET LOSS                                                      $    (1,614,008)     $    (2,321,573)

NET LOSS PER COMMON SHARE
       Basic and Diluted                                      $          (.00)     $          (.02)
                                                              ===============      ===============
WEIGHTED AVERAGE SHARES OUTSTANDING
       Basic and Diluted                                        1,054,240,963          143,090,746
                                                              ===============      ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                     Additional
                                                                       Additional     Paid in                         Total
                                             Common Stock Class A       Paid in       Capital -    Accumulated    Stockholders'
                                             Shares        Amount       Capital       Warrants       Deficit         Deficit
                                          -----------    ---------    -----------    ----------    -----------     -----------
Balance at January 1, 2006                114,950,388    $   1,149    $ 3,541,929    $  165,953    $(5,482,032)    $(1,773,001)

Issuance of stock on asset purchase        10,347,826          104
acquisitions                                  114,896         --             --         115,000

Issuance of stock on accrued salary
conversion                                 16,212,208          162        176,460          --             --           176,622

Issuance of stock on debt conversion,
net of revaluation of debenture             9,810,875           98         77,471       (40,787)          --            36,782

Issuance of stock for compensation and
services                                    9,300,000           93        110,907          --             --           111,000

Net loss for the year ended
December 31, 2006                                --           --             --            --       (2,321,573)     (2,321,573)
                                          -----------    ---------    -----------    ----------    -----------     -----------
Balance at December 31, 2006              160,621,297    $   1,606    $ 4,021,663    $  125,166    $(7,803,605)    $(3,655,170)
                                          ===========    =========    ===========    ==========    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                       Additional
                                                                         Additional     Paid in                         Total
                                             Common Stock Class A         Paid in       Capital -    Accumulated     Stockholders'
                                             Shares         Amount        Capital       Warrants       Deficit         Deficit
                                          -------------     -------     -----------     --------    -----------      -----------
Balance at January 1, 2007                  160,621,297     $ 1,606     $ 4,021,663     $125,166    $(7,803,605)     $(3,655,170)

Issuance of stock for compensation,
accrued salaries and ervices                518,366,802       5,184         250,423         --              --           255,607

Issuance of stock on debt conversion,
net of revaluation of debenture           2,280,649,779      22,807         619,451         --              --           642,258

Issuance of stock for debt repayment        159,724,544       1,597          28,778         --              --            30,375

Beneficial conversion on conjunction
with stock issued for compensation,
accrued services, and debt repayment
and conversion                                     --          --           427,351         --              --           427,351

Net loss for the year ended
December 31, 2007                                  --          --              --           --       (1,614,008)      (1,614,008)
                                          -------------     -------     -----------     --------    -----------      -----------
Balance at December 31, 2007              3,119,362,422     $31,194     $ 5,347,666     $125,166    $(9,417,613)     $(3,913,587)
                                          =============     =======     ===========     ========    ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Years Ended
                                                                                         December 31,
                                                                                ----------------------------
                                                                                    2007             2006
                                                                                -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                                        $(1,614,008)     $(2,321,573)
Adjustments to reconcile net loss to net cash used in operating activities:
   Net gain on conversion of securities available for sale                          (71,413)        (121,503)
   Depreciation and amortization                                                    102,926           78,449
   Amortization of other intangibles                                                202,597          103,586
   Gain on revaluation of derivatives                                              (925,212)        (770,564)
   Amortization of debt discounts                                                   973,468          900,075
   Impairment of goodwill                                                              --            700,940
   Bad debts                                                                        105,611             --
   Common stock issued for compensation, accrued salaries and services              255,607           81,000
   Common stock issued for debt conversion discount                                 427,351          143,574
   Deferred interest income on convertible debentures                                  --            (14,530)
   Write off debt issue costs                                                          --             60,000

Changes in assets and liabilities:
   Accounts receivable                                                                5,912         (397,778)
   Inventory                                                                          5,647             (619)
   Prepaid expenses and other assets                                                 (9,786)          35,736
   Accounts payable and accrued liabilities                                        (116,593)         469,953
   Deferred revenue                                                                  18,158           85,897
   Related party accounts                                                            96,878          (11,804)
                                                                                -----------      -----------
Total cash used in operating activities                                            (542,857)        (979,161)
                                                                                ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                   For the Years Ended
                                                                                       December 31,
                                                                              ----------------------------
                                                                                  2007             2006
                                                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                            (108,154)         (98,229)
   Net proceeds from sale of securities available for sale                        248,717          236,017
   Purchase of intangible assets                                                   (7,750)            --
   Business acquisition, net of cash received                                        --            (97,000)
                                                                              -----------      -----------
   Total cash provided by investing activities                                    132,813           40,788
                                                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of related party loans                                              (77,617)        (142,445)
   Proceeds from notes payable, capital leases and convertible debentures         781,650          863,835
   Repayment of notes payable, capital leases and convertible debentures         (520,983)        (426,573)
                                                                              -----------      -----------
   Total cash provided by financing activities                                    183,050          294,817
                                                                              -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (226,994)        (643,556)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                     373,437        1,016,993
                                                                              -----------      -----------
CASH AND CASH EQUIVALENTS - END OF YEAR                                       $   146,443      $   373,437
                                                                              ===========      ===========
CASH PAID DURING THE YEAR FOR:
   Interest expense                                                           $    55,074      $    45,486
                                                                              ===========      ===========
   Income taxes                                                               $      --        $   250,712
                                                                              ===========      ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

During the year ended December 31, 2007, the company assigned all of its rights to a debenture receivable to THI, Inc. for $184,387 and received $13,000 down payment and promissory note for $171,387 (see Note 4).

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2007 AND 2006

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the Year Ended December 31, 2007
------------------------------------

During the year ended December 31, 2007, the Company:

a) Issued 2,280,649,779 shares of Class A Common Stock with a total value of $782,280 for conversion of $642,258 of principal on outstanding debentures held by YA Global Investments (f/k/a. Cornell Capital Partners, LP.)

b) Issued 159,724,544 shares of Class A common stock with a value of $109,666 for a conversion of $30,375 to an officer of the Company for repayment of a note payable.

c) Issued 170,000,000 shares of Class A common stock with a value of $137,215 for repayment of $44,236 accrued salaries for two officers of the Company.

d) Issued 175,866,802 shares of Class A common stock with a value of $179,575 for conversion of $64,516 of debt for legal services.

e) Issued 170,000,000 shares of Class A common stock with a value of $137,215 for compensation and bonuses to employees of SWK Technologies, Inc.

f) Issued 2,500,000 shares of Class A common stock with a value of $8,500 for investor relation services to Wall Street Savant Corporation.


For the Year Ended December 31, 2006
------------------------------------

During the year ended December 31, 2006, the Company:

a) Issued 9,810,875 shares of Class A Common Stock with a total value of $77,569 for conversion of $55,000 of principal on outstanding debentures with YA Global (f/k/a Cornell Capital Partners, LP).

d) Issued 4,347,826 shares of Class A common stock valued at $40,000 pursuant to the asset purchase agreement with Jodi Katz.

e) Issued 16,212,208 shares of Class A common stock with a value of $176,622 for repayment of $74,577 of loans and accrued salaries for two officers of the Company.

d) Issued 2,400,000 shares of Class A common stock with a value of $30,000 for conversion of $11,040 of debt for legal services.

e) Issued 6,900,000 shares of Class A common stock with a value of $81,000 for compensation and bonuses to employees of SWK Technologies, Inc.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

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
                                                            ===========












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2007 AND 2006

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

     Certain intellectual property, representing the software codes of the Automatic Reminder, was sold in November 2004 to Laser Energetics, Inc.
     (LEI), a New Jersey based technology company. The Company received 10 million shares of Laser Energetics Class A Common Stock and was further issued a convertible debenture by Laser Energetics, Inc. in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. On May 16, 2005, the 10 million shares of Laser Energetics Class A Common Stock were assigned to iVoice, Inc. as settlement of all Administrative Fees owed by the Company to iVoice. As of December 31, 2007, the Company has determined that the value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2007 and 2006, were written down to zero as a provision for doubtful accounts.

     The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "TYRIA".

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

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

     Advertising Costs
     -----------------

     Advertising costs are expensed as incurred and are included in selling expenses. For the years ended December 31, 2007 and 2006, advertising expenses were $8,235 and $2,759, respectively.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at December 31, 2007 and 2006 of $112,547 and $245,465, respectively. The cash equivalents represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

     Concentration of Credit Risk
     ----------------------------

     For the years ended December 31, 2007 and 2006, our top ten customers had approximately $1,454,733 and $1,000,000 in sales and these represented 19% and 15%, respectively, of our total sales for the period. Generally, we do not rely on any one specific customer for any significant portion of our revenue base.

     For the year ended December 31, 2007, purchases from one supplier were approximately $772,956 or 49% of the Company's total purchases cost. Generally, the Company does not rely any one specific supplier for all of its purchases and maintains relationships with other suppliers that could replace its existing supplier if the need arose.

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

     Software License Cost
     ---------------------

     Software license costs are recorded at cost, which approximates fair market value as of the date of purchase. These costs represent the purchase of various exploitation rights to certain software, pre-developed codes and systems patented by a non-related third party. These costs are capitalized pursuant to Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", and were being amortized using the straight-line method over a period of five years. As described later in Note 1, the Company has adopted SFAS No. 121. The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated un-discounted cash flow benefit related to the asset falls below the unamortizated cost. The remaining unamortized cost was written off in 2005.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

     Debt Issue Costs
     ----------------

     Debt issue costs represent the estimated cost of the conversion discount feature relating to the issuance of the Company's convertible debentures. Conversion costs are charged to expense at the fair value of the beneficial conversion features of the convertible debt as measured at the date of issuance in accordance with Emerging Issues Task Force (EITF) Issue 98-5.

     Fair Value of Financial Instruments
     -----------------------------------

     The Company estimates that the fair value of all financial instruments at December 31, 2007 and 2006, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     Long-Lived Assets
     -----------------

     SFAS No. 142, "Goodwill and Other Intangible Assets" requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require. In accordance with the requirements of this pronouncement, the Company has assessed the value of the intangible assets reflected as goodwill on its books and has determined that future benefit for these assets exists. However, the Company has realized a decline in the value of the Goodwill as of December 31, 2007 and has recorded cumulative impairments of $1,062,040.

     Stock-Based Compensation
     ------------------------

     SFAS No. 123R, "Accounting for Stock-Based Compensation" establishes financial accounting and reporting standards for stock-based employee compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

     employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. The Company has adopted this statement and recorded the option value as outlined above.

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

     The shares used in the computations are as follows:

                                                       As of December 31,
                                                       2007          2006
                                                  -------------   -----------

          Basic and Diluted for EPS Purposes      1,054,240,963   143,090,746
                                                  =============   ===========

     The Company had common stock equivalents of 7,075,000 at December 31, 2007 and 2006, respectively.

     Derivative Liabilities
     ----------------------

     During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the years ended December 31, 2007 and 2006 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global (f/k/a Cornell Partners LP) Convertible Debentures.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

     Recent Accounting Pronouncements
     --------------------------------

     In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS-AN AMENDMENT OF ARB NO. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary or variable interest entity requiring consolidation and for the deconsolidation thereof. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. Since we do not now have and do not contemplate acquiring any interests in subsidiaries or variable interest entities with noncontrolling interests, or deconsolidation thereof, we currently expect that SFAS No. 160 will not have an impact on our future financial position, results of operations and operating cash flows.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) will change the accounting treatment for certain specific acquisition-related items including: (1) expensing acquisition-related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company expects SFAS No. 141(R) will have an impact on its accounting for future business combinations, if any, once adopted.

     In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets as to which the effective date is delayed one year. In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES -- INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115 , which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS No. 159 will become effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that SFAS No. 157 and SFAS No. 159 will have on our future financial position, results of operations and operating cash flows.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

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

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

     Property and equipment is summarized as follows:

                                                           December 31,
                                                    --------------------------
                                                       2007            2006
                                                    ----------      ----------
          Leasehold improvements                    $   30,557      $   24,762
          Equipment, furniture and fixtures            477,477         375,118
                                                    ----------      ----------
                                                       508,034         399,880
          Less: Accumulated depreciation               237,857         134,931
                                                    ----------      ----------
             Property and equipment, net            $  270,177      $  264,949
                                                    ==========      ==========


     Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $102,926 and $78,449, respectively.

NOTE 4 - NOTES AND CONVERTIBLE DEBENTURES RECEIVABLE
----------------------------------------------------

     In November 2004, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. As part of the sale, the Company was issued a convertible debenture in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. At December 31, 2007, the Company determined that value of the debenture was significantly impaired and the entire debenture, including the accrued interest income for 2007 and 2006, were written down to zero as a provision for doubtful accounts.

     In January 2005, the Company purchased $328,695 of Voyager One, Inc. convertible debentures from YA Global (f/k/a Cornell Capital Partners). The debentures, which bear interest at the rate of 5% per annum, have a three year term, and are convertible into shares of Voyager One, Inc. Common Stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The convertible debentures are convertible at the holder's option any time up to the maturity date. During the year ended December 31, 2007, the Company converted $61,500 of principal into 4,573,788 shares of Class A Common Stock of Voyager One. In May 2007 the Company assigned all of its rights to the Voyager securities to THI, Inc. for $184,387 and received a $13,000 down payment and promissory note for $171,387. The promissory note is payable in equal monthly installments of $8,500 per month and bears interest at 5% per annum.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 4 - NOTES AND CONVERTIBLE DEBENTURES RECEIVABLE (CONTINUED)
----------------------------------------------------------------

     The note is collateralized by the assigned Voyager securities. At December 31, 2007, the aggregate value of the note receivable plus accrued interest income is $66,471. At December 31, 2006, the aggregate value of the debentures plus deferred interest income was $243,778.

NOTE 5 - GOODWILL AND INTANGIBLES
---------------------------------

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

     On February 27, 2006, Trey Resources' wholly owned subsidiary, SWK Technologies, Inc. completed the acquisition of certain assets of Wolen Katz. Wolen Katz was an authorized reseller for Sage Software's ABRA HRMS software solution and an authorized reseller of Employee Based Systems' E-Z Product line. As a result of the acquisition, Ms. Jodie Katz, the sole proprietor of Wolen Katz Associates, was issued, in exchange for certain assets of Wolen Katz, 4,347,825 unregistered shares of Trey Resources' Class A Common Stock, valued at $40,000. In connection with the acquisition of Wolen Katz, the Company agreed to pay Ms. Katz $12,000 payable in twelve
     (12) equal monthly installments commencing on the 90th day following the Closing Date. At December 31, 2007 and 2006, the outstanding balance was $0 and $5,000, respectively.

     On June 2, 2006, Trey Resources' wholly owned subsidiary, SWK Technologies, Inc. completed the acquisition of certain assets of AMP-Best Consulting. AMP-Best Consulting was an information technology company, a value added reseller, and master developer of the Sage Software family of products. Among the solutions they sold and supported are: Sage MAS 500 ERP, Sage MAS 90, 200, and 200 SQL, Sage BusinessWorks, Sage MIP, Sage Abra, ACT! by Sage, Sage CRM, Sage FAS Asset Accounting and JobOps. As a result of the acquisition, Patrick Anson, Crandall Melvin III and Michelle Paparo collectively were issued 6,000,000 unregistered shares of Trey Resources' Class A Common Stock, valued at $75,000. In addition, the SWK Technologies paid an aggregate of $85,000 at the closing and issued a $380,000 promissory note to Crandall Melvin III. Payments on the promissory note commence 120 days from the closing and are for a term of 5 years. The aggregate amount of consideration paid at the

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 5 - GOODWILL AND INTANGIBLES (CONTINUED)
---------------------------------------------

     closing of $540,000 was reduced by assets acquired of $6,519 and $533,481 was recorded as other intangible assets, customer list and are being amortized over a three year period.

     These acquisitions are being valued by the strength of the client lists and as such have been reviewed for impairment. At December 31, 2007 and 2006, management determined that the goodwill should be impaired by $0 and $700,940, respectively based on the reduced repeat sales from the clients acquired at the acquisition. In doing so, management has determined that no further write-down for impairment is required.

     Intangible assets consist of the following:

                                                              December 31,
                                                       ------------------------
                                                          2007           2006
                                                       ---------      ---------
          Intangible Assets, customer lists            $ 593,231      $ 585,481
          Less: accumulated amortization                (294,550)       (97,580)
                                                       ---------      ---------
          Intangible assets, net                       $ 298,681      $ 487,901
                                                       =========      =========

     Amortization expense for the year ended December 31, 2007 and 2006 was $196,970 and $97,580, respectively.

     The weighted average amortization period is 2.2 years. The estimated aggregate amortization expense for each of the succeeding periods is as follows:

                               2008               $197,743
                               2009                100,164
                               2010                    774
                                                  --------
                                                  $298,681
                                                  ========

NOTE 6 - INCOME TAXES
---------------------

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

          Federal Income Tax Rate                             (34.0)%
          Deferred Tax Charge (Credit)                          --
          Effect on Valuation Allowance                        38.1%
          State Income Tax, Net of Federal Benefit             (4.1)%
                                                               ----
          Effective Income Tax Rate                             0.0%
                                                               ====

     As of December 31, 2007, the Company has net operating loss carry forwards of approximately $6,517,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2026. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 6 - INCOME TAXES (CONTINUED)
---------------------------------

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

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are summarized as follows:


                                                            December 31,
                                                    --------------------------
                                                        2007           2006
                                                    -----------    -----------
          Deferred Tax Asset                        $ 3,040,000    $ 2,450,000
          Less:  Valuation Allowance                 (3,040,000)    (2,450,000)
          Net Deferred Tax Assets                   $      --      $      --
                                                    ===========    ===========

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

NOTE 7 - NOTES PAYABLE
----------------------

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

     During the year ended December 31, 2007, SWK Technologies, Inc. repaid $472,000 and borrowed and additional $635,000 on its line of credit with Fleet National Bank, a Bank of America Company. The secured line of credit bears interest at prime plus 1% (8.75% at

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 7 - NOTES PAYABLE (CONTINUED)
----------------------------------

     December 31, 2007) per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of December 31, 2007, the aggregate balance of the line of credit is $185,000. Interest payments during the years ended December 31, 2007 and 2006 were $4,643 and $12,076, respectively.

     On December 30, 2005, the various promissory notes payable to YA Global were terminated and replaced with a Secured Convertible Debenture for the principal amount of $1,159,047, as discussed in Note 10.

     On December 30, 2005, the Company issued a Secured Convertible Debenture for the principal amount of $600,000 to YA Global as discussed in Note 10.

NOTE 8 - DUE TO RELATED PARTIES
-------------------------------

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

     Total amounts owed to Mr. Mahoney at December 31, 2007 and 2006, representing unpaid salary, unpaid expense and auto allowances and the one-time payment in connection with the Spin-off totaled $802,704 and $859,090, respectively.

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

     Total amounts owed to Mr. Meller at December 31, 2007 and 2006, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $605,689 and $526,820, respectively.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 8 - DUE TO RELATED PARTIES (CONTINUED)
-------------------------------------------

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

NOTE 9 - NOTES PAYABLE TO RELATED PARTIES
-----------------------------------------

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

     Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non-Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The note bears interest at the rate of 9.5% per annum on the unpaid balance until paid or until default. At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid. Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one Class B common stock share of Trey Resources, Inc., par value $0.00001, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. During the year ending December 31, 2006, Mr. Mahoney received $129,000 cash payment and $95,182 of the Company's Class A Common Stock, both of which were applied to the principal of the loan. At December 31, 2007 and 2006, the principal balance on this note was $89,125 and $25,819, respectively and accrued interest was $66,616 and $48,576, respectively.

     In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2007 and 2006, the outstanding balance to Mr. Berman was $6,942 and $12,109, respectively.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 9 - NOTES PAYABLE TO RELATED PARTIES (CONTINUED)
-----------------------------------------------------

     In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the Company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2007 and 2006, the outstanding balance to Mr. Berman was $6,942 and $12,109, respectively.

     In connection with the acquisition of Wolen Katz, the Company agreed to pay Ms. Katz $12,000 payable in twelve (12) equal monthly installments commencing on the 90th day following the closing date. At December 31, 2006, the outstanding balance to Ms. Katz was $5,000. This amount was repaid during 2007.

     In connection with the acquisition of AMP-Best, the Company agreed to collect some outstanding receivables and to pay some outstanding payables of the previous company. At December 31, 2007 and 2006, the outstanding balance due to the previous owners of AMP-Best was $0 and $33,497, respectively.

     Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of December 31, 2007 and 2006, the principal balance on the note is $304,104 and $371,386, respectively.

NOTE 10 - CONVERTIBLE DEBENTURES PAYABLE
----------------------------------------

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

     Pursuant to the subscription agreements set forth above, on March 25, 2003, the Company issued $40,000 in 5% convertible debentures and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement. The 20% beneficial conversion feature was previously recorded as prepaid financing costs, until such time as the Company's Class A common stock into which the debentures are convertible was registered and deemed effective by the U.S Securities and Exchange Commission. The Company completed the effective registration of the Company's common stock, and any amounts capitalized have been charged to expense in accordance with EITF Issue 98-5. During the year ended December 31, 2007, no additional payments have been made on these outstanding convertible debentures. Total outstanding principal balance of the convertible debentures as of December 31, 2007 and 2006 was $15,000, plus accrued interest of $4,673 and $3,923, respectively.

     On December 30, 2005, the Company entered into a Securities Purchase Agreement with YA Global (f/k/a Cornell Capital Partners, LP) ("Cornell"). Pursuant to such purchase agreement, Cornell shall purchase up to $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 10 - CONVERTIBLE DEBENTURES PAYABLE (CONTINUED)
----------------------------------------------------

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

     Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 7.5%. Payment of principal and accrued interest shall be paid on or before December 30, 2007 on the 2005 debentures, (the Company is currently in the process of renegotiating an extension of these notes and have included them in the current liabilities section of the consolidated balance sheets at December 31, 2007) and May 2, 2008 for the 2006 debenture. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert in whole or in part at any time and from time to time, any amount of principal and accrued interest at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP ("Conversion Price"). In the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the holder of the debenture may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect. A holder of the debenture may not convert this Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the holder of the debenture beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture. Providing that the holder of the debenture meets all restrictions and that the Company does not enter into default, then the Company would expect to issue approximately 344,000,000 shares of Common Stock in settlement of the three secured convertible debentures, over the life of these debentures at the current Conversion Price of $.0075.

     During the year ended December 31, 2007, the Company issued 2,280,649,779 shares of Class A common stock for repayment of $642,250 of principal on the convertible debenture held by YA Global Investments (f.k.a. Cornell Capital Partners, LP).

     The aggregate principal value of the Cornell debentures is $1,661,600. This amount is shown net of the unamortized portion of the discount on conversion of $73,393. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the consolidated statements of operations.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 11 - DERIVATIVE LIABILITY
------------------------------

     In accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK", the conversion feature associated with the Cornell Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,946,936 as a liability in the accompanying consolidated balance sheet, and it is now measured at its estimated fair value of $216,497 and $1,141,709 as of December 31, 2007 and 2006, respectively. In addition the Company issued $4 million warrants which were valued at $75,450 and are not subject to revaluation. These warrants are include in the consolidated balance sheets as warrant liability. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

                                              2007                  2006
                                              ----                  ----
          Fair market value of stock         $0.0002              $0.00550
          Exercise price                     $0.00018             $0.00495
          Dividend yield                      0.00%                 0.00%
          Risk free interest rate             4.00%                 4.00%
          Expected volatility               210.62%               101.47%
          Expected life                0.00 to 1.63 Years    0.00 to 1.63 years

NOTE 12 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

     The Company does not own any real property for use in its operations or otherwise. On June 10, 2005, the Company consolidated its two New Jersey offices and moved into 6,986 square feet of space at 5 Regent Street, Livingston, NJ 07039 at a monthly rent of $7,423. In addition, it sublets 1,090 square feet of space in Clifton, NJ at a monthly rent of $1,998. Effective March 15, 2005, the Company entered into a lease for 621 square feet of space at 900 Walt Whitman Road, Melville, NY 11747, at a monthly rent of $932. On October 30, 2007, the Company entered into a one-year lease for office space at 1902 Wright Place, Carlsbad, CA 92008, at a monthly rent of $567. On June 2, 2006, the Company entered into a two-year lease for office space at 6834 Buckley Road, North Syracuse, New York at a monthly rent of $1,800. The Company uses its facilities to house its corporate headquarters and operations and believe that these facilities are suitable for such purpose. The Company maintains a good relationship with its landlords and believes that these facilities will be adequate for the foreseeable future. Total rent expense under these operating leases for the year ended December 31, 2007 and 2006 was $203,290 and $207,356, respectively.

     See Notes 9 and 10 to the Financial Statements for information related to the employment agreements between Jerome Mahoney and Mark Meller.

     The Company has entered into subscription agreements with certain purchasers for the sale of $140,000 in convertible debentures. The convertible debentures are convertible into Class A common stock at the discretion of the holders. During 2004, the Company issued 2,444,177 shares of Trey's Class A common stock for repayment of $125,000 of principal. As of December 31, 2007, $15,000 remained due on the principal and $4,673 was due for accrued interest on these debentures.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
---------------------------------------------------

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

     On December 30, 2005, the Company entered an Investor Registration Rights Agreement with Cornell Capital Partners, LP. Pursuant to the terms of the agreement, the Company was to file a registration statement with the SEC within 60 calendar days and to use its best efforts to have the Initial Registration Statement declared effective by the SEC no later than 120 calendar days after the date of the agreement. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company's Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty
     (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. As of December 31, 2007 and 2006, the Company has incurred and accrued $198,905 in Liquidated Damages in the in the consolidated balance sheets. There is no maximum stipulated in the agreement.

NOTE 13 - CAPITAL STOCK
-----------------------

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

     PREFERRED STOCK

     Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. For the year ending December 31, 2007, the Company had no transactions in its Preferred Stock.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 13 - CAPITAL STOCK (CONTINUED)
-----------------------------------

     CLASS A COMMON STOCK

     Class A Common Stock consists of the following as of December 31, 2007:
     10,000,000,000 shares of authorized common stock with a par value of $.00001, 3,119,362,422 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

     For the year ended December 31, 2007, the Company had the following transactions in its Class A Common Stock:

     >> The company issued 2,280,649,779 shares of Class A common stock with a total value of $782,280. Of this amount $642,258 was repayment of principal on the convertible debenture with YA Global Investments (f/k/a. Cornell Capital Partners, LP). The balance of $140,022 represents discount on conversions of principal.

     >> The Company issued 159,724,544 shares of Class A common stock with a total value of $109,666 to an officer of the Company for repayment of a note payable. Of this amount, $30,375 was for payment of principal and $79,291 represents discount on conversions.

     >> The Company issued 2,500,000 shares of Class A common stock with a value of $8,500 for compensation for investor relations services to Savant Corporation.

     >> The Company issued 170,000,000 shares of Class A common stock with a total value of $137,215 to officers of the Company as repayment accrued salaries. Of this amount, $44,236 was for the payment of accrued salaries and $92,979 represents discount on conversions.

     >> The Company issued 175,866,802 shares of Class A common stock with a total value of $179,575. Of this amount, $64,516 was for repayment legal services. The balance of $115,059 represents discount on conversions.

     >> The Company issued 170,000,000 shares of Class A common stock for compensation and bonuses to employees of SWK Technologies, Inc., valued at $137,215.

     For the year ending December 31, 2006, the company had the following transactions in its Class A Common Stock:

     >> The Company issued 9,810,875 shares of Class A common stock with a total value of $77,569. Of this amount $55,000 was repayment of principal on the convertible debenture with YA Global (f/k/a Cornell Capital Partners, LP). The balance of $22,569 represents discount on conversions of principal.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 13 - CAPITAL STOCK (CONTINUED)
-----------------------------------

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

     CLASS B COMMON STOCK

     Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 100 to 1 with respect to Class A Common Stock. As of December 31, 2007, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions. For the year ended December 31, 2007, the company had no transactions in its Class B Common Stock.

     CLASS C COMMON STOCK

     Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1 vote for every 1,000 shares. For the year ended December 31, 2007, the company had no transactions in its Class C Common Stock.

NOTE 14 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS
----------------------------------------------------

     2004 Stock Incentive Plan
     -------------------------

     During the year ended December 31, 2004, and as amended in 2004 and 2005, the Company adopted the 2005 Stock Incentive Plan (the "2004 Plan") in order to attract and retain qualified employees, directors, independent contractors or agents of Trey Resources, Inc. Under the Plan, the Board of Directors (the "Board"), in its discretion may grant stock options (either incentive or non-qualified stock options) to employees, directors, independent contractors or agents to purchase the

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 14 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS (CONTINUED)
----------------------------------------------------------------

     Company's common stock at no less than 50% of the fair market price on the date the option is granted. Options generally vest over four years and have a maximum term of ten years.

     During the fiscal year ended December 31, 2007, the Company adopted the 2007 Consultant Stock Incentive Plan (the "2007 Plan") to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents ("Eligible Participants") of the Company; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company's stockholders. Total shares issuable under this plan may not exceed twenty (20) percent of the of the issued and outstanding shares of the Company's Class A Common Stock.

     During 2007 and 2006, the following securities were issued pursuant to the 2004 Plan and 2007 Plan:

     >> On March 5, 2007 the Company issued 2,500,000 shares of Class A common stock for investor relations to Savant Corporation.

     >> At various times during the year ended December 31, 2007, the Company issued the aggregate of 170,000,000 shares of Class A common stock for compensation and bonuses to SWK employees.

     >> On May 18, 2006, the Company issued 2,400,000 shares of Class A common stock to Meritz & Muenz LLP for legal services provided.

     >> At various times during the year ended December 31, 2007 the Company issued 175,866,802 shares of Class A common stock to a Meritz & Muenz LLP for legal services provided.

     >> On April 20, 2006 and September 15, 2006, the Company issued the aggregate of 6,900,000 shares of Class A common stock for compensation and bonuses to SWK employees.

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

     During 2007 and 2006, the following securities were issued pursuant to the 2004 D&O Plan:

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 14 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS (CONTINUED)
----------------------------------------------------------------

     >> At various times during the year ended December 31, 2007, the Company issued 170,000,000 shares of Class A common stock for repayment of accrued salaries for two officers of the Company.

     >> At various times during the year ended December 31, 2006, the Company issued 16,212,208 shares of Class A common stock for repayment of accrued salaries for the two officers of the Company.

     Options/Warrants Outstanding

     During the years ending December 31, 2007 and 2006, the following options and warrants were issued pursuant to their respective agreements. Unexpired options and warrants outstanding are as follows as of December 31, 2007:

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
                                                                  ---------
                                                                  7,075,000
                                                                  =========

     The following table summarizes the stock option and warrants transactions:

                                                  Stock           Weighted
                                                 Option &         Average
                                                 Warrants         Exercise
                                                Outstanding        Price
                                                -----------       --------
          Balance, January 1, 2006               7,075,000        $  .024
          Granted                                     --          $  .000
          Exercised                                   --          $  .000
          Canceled                                    --          $  .000
                                                ----------        -------
          Balance, December 31, 2006             7,075,000        $  .024

          Granted                                     --          $  .000
          Exercised                                   --          $  .000
          Canceled                                    --          $  .000
                                                ----------        -------
          Balance, December 31, 2007             7,075,000        $  .024
                                                ==========        =======
          Outstanding and Exercisable,
          December 31, 2007                      7,075,000        $  .024
                                                ==========        =======

                      TREY RESOURCES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2007 AND 2006

NOTE 15 - GOING CONCERN
-----------------------

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

     The Company has suffered recurring losses, experiences a deficiency of cash flow from operations, and current liabilities exceeded current assets by approximately $4.4 million, as of December 31, 2007. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

NOTE 16 - SUBSEQUENT EVENTS

     >> During the period from January 1, 2008 through March 26, 2008, the Company issued 626,111,111 shares of its Class A common stock to YA Global (f/k/a Cornell Capital Partners) for $70,100 repayment of principal on the convertible debentures payable.