Form 10-Q
period 2008-03-31
TREY RESOURCES INC
filed 2008-05-15
CIK 1236275

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

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

Non-Accelerated Filer [_]                           Smaller reporting company[X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Number of shares of Class A, common stock,
par value $.00001, outstanding as of May 14, 2008:                 3,745,473,533

================================================================================

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007


                                TABLE OF CONTENTS

                                                                        Page No.
PART I.           FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Balance Sheet - March 31, 2008 and December 31, 2007              2 - 3

         Statements of Operations - For the three months
         ended March 31, 2008 and 2007                                         4

         Statements of Cash Flows - For the three months ended
         March 31, 2008 and 2007                                           5 - 6

         Notes to Condensed Consolidated Financial Statements             7 - 15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       16 - 19

Item 4T. Controls and Procedures                                              19

PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                      20

Item 5.  Other Information                                                    20

Item 6.  Exhibits                                                             21

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                                             March 31,      December 31,
                                                                               2008             2007
                                                                           ------------     ------------
                                    ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                  $    237,579     $    146,443
Accounts receivable, net of allowance for doubtful accounts of
    $130,412 and $147,647, respectively                                         667,894          687,282
Notes receivable                                                                 50,100           66,471
Inventory                                                                        60,108           45,647
Prepaid expenses and other current assets                                       119,891          106,722
                                                                           ------------     ------------
       Total current assets                                                   1,135,572        1,052,565
                                                                           ------------     ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $264,830 and 237,857, respectively                                          243,204          270,177

OTHER ASSETS
Intangible assets, net of accumulated amortization of
    $343,793 and $294,550, respectively                                         249,438          298,681
Deposits and other assets                                                        29,267           32,267
                                                                           ------------     ------------
       Total other assets                                                       278,705          330,948
                                                                           ------------     ------------

TOTAL ASSETS                                                               $  1,657,481     $  1,653,690
                                                                           ============     ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses                                      $  1,548,576     $  1,385,998
Due to related parties                                                        1,484,292        1,408,393
Current portion of convertible debentures payable, net of discounts of
     $18,348 and $73,393, respectively                                        1,588,152        1,603,207
Derivative liability                                                            213,935          216,497
Current portion of notes payable and capital leases                             170,042          268,550
Warrant liability                                                                75,450           75,450
Notes payable to related parties                                                387,004          407,112
Deferred revenue                                                                140,357          127,809
                                                                           ------------     ------------
         Total current liabilities                                            5,607,808        5,493,016
                                                                           ------------     ------------

LONG TERM DEBT
Notes payable and capital leases - non-current                                   80,747           74,261
                                                                           ------------     ------------
          Total long term liabilities                                            80,747           74,261
                                                                           ------------     ------------

TOTAL LIABILITIES                                                          $  5,688,555     $  5,567,277
                                                                           ============     ============


COMMITMENTS AND CONTINGENCIES

 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)

                                                                             March 31,      December 31,
                                                                               2008             2007
                                                                           ------------     ------------
STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                      $       --      $        --
Common stock:
  Class A - par value $.00001; authorized 10,000,000,000 shares;
     3,745,473,533 and 3,119,362,422 shares issued and outstanding,
     respectively                                                                37,455           31,194
  Class B - par value $.00001; authorized 50,000,000 shares;
     no shares issued and outstanding                                              --               --
  Class C - par value $.00001; authorized 20,000,000 shares;
     no shares issued and outstanding                                              --               --
Additional paid in capital                                                    5,419,669        5,347,666
Additional paid in capital - warrants                                           125,166          125,166
Accumulated deficit                                                          (9,613,364)      (9,417,613)
                                                                           ------------     ------------
         Total stockholders' deficit                                         (4,031,074)      (3,913,587)
                                                                           ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $  1,657,481     $  1,653,690
                                                                           ============     ============






















 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                2008             2007
                                                                           -------------    -------------
SALES, net                                                                 $  1,949,890     $   2,118,358

COST OF SALES                                                                 1,254,059         1,319,454
                                                                           -------------    -------------

GROSS PROFIT                                                                    695,831           798,904
                                                                           -------------    -------------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                                            297,014           310,478
    General and administrative expenses                                         418,154           447,411
    Depreciation and amortization                                                79,216            77,992
                                                                           -------------    -------------
Total selling, general and administrative expenses                              794,384           835,881
                                                                           -------------    -------------

LOSS FROM OPERATIONS                                                            (98,553)          (36,977)
                                                                           -------------    -------------
OTHER INCOME (EXPENSE)
    Gain on revaluation of derivatives                                            2,562           154,671
    Amortization of discount on debt conversion                                 (55,045)         (243,367)
    Gain on sales of securities available for sale                                 --              55,663
    Other income (expense)                                                       (4,972)          (64,435)
    Interest expense                                                            (39,743)          (57,148)
                                                                           -------------    -------------
Total other income (expense)                                                    (97,198)         (154,616)
                                                                           -------------    -------------
LOSS FROM OPERATIONS
BEFORE INCOME TAXES                                                            (195,751)         (191,593)

PROVISION FOR INCOME TAXES                                                         --                --
                                                                           -------------    -------------

NET LOSS APPLICABLE TO COMMON SHARES                                       $   (195,751)    $    (191,593)
                                                                           =============    =============
NET LOSS PER COMMON SHARE
    Basic and Diluted                                                      $      (0.00)    $       (0.00)
                                                                           =============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic and Diluted                                                      3,529,844,717      201,848,814
                                                                           =============    =============





 The accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                                               2008              2007
                                                                           ------------      ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
   Net loss                                                                $   (195,751)     $   (191,593)
   Adjustments to reconcile net loss to net cash used in
     operating activities, net of effects of acquisition
   Depreciation and amortization                                                 79,216            77,992
   Amortization of debt discounts                                                55,045           243,367
   Beneficial interest on issuance of stock                                       8,164              --
   Gain on revaluation of derivatives                                            (2,562)         (154,671)
   Net gain on sale of securities available for sale                               --             (55,663)
   Common stock issued for services and compensation                               --              98,176
      Deferred interest income on notes receivable                                 (629)           (2,109)
      Changes in certain assets and liabilities:
      Accounts receivable                                                        19,388           (46,043)
      Inventory                                                                 (14,461)           18,012
        Prepaid expenses and other assets                                       (13,169)          (58,857)
      Accounts payable and accrued liabilities                                  162,578           286,849
      Deferred revenue                                                           12,548            15,961
      Related party accounts                                                     75,899            15,182
                                                                           ------------      ------------
Total cash used in operating activities                                         186,266           246,603
                                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                              --              (8,623)
   Software development costs                                                      --              (7,000)
   Net proceeds of sale of securities available for sale                           --              85,661
   Redemption of notes receivable                                                17,000              --
                                                                           ------------      ------------
Total cash used in investing activities                                          17,000            70,038
                                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of related party loans                                             (20,108)          (43,675)
   Repayment of notes payable, capital leases                                   (92,022)          (12,603)
                                                                           ------------      ------------
Total cash provided by financing activities                                    (112,130)          (56,278)
                                                                           ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        91,136           260,363

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 146,443           373,450
                                                                           ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $    237,579      $    633,813
                                                                           ============      ============
CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                        $       --        $     13,906
                                                                           ============      ============
   Income taxes                                                            $       --        $       --
                                                                           ============      ============




 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the three months ended March 31, 2008, the Company:
-------------------------------------------------------

a) Issued 626,111,111 shares of Class A Common Stock with a total value of $78,264 for conversion of $70,100 of principal on outstanding debentures with YA Global Investments, f/k/a Cornell Capital Partners.


For the three months ended March 31, 2007, the Company:
-------------------------------------------------------

a) Issued 3,950,000 shares of Class A common stock with a value of $8,090 for repayment of accrued salaries for two officers of the Company.

b) Issued 54,831,249 shares of Class A Common Stock with a total value of $196,075 for conversion of $166,000 of principal on outstanding debentures with YA Global Investments f/k/a Cornell Capital Partners.

c) Issued 3,950,000 shares of Class A common stock with a value of $19,750 for compensation and bonuses to employees of SWK Technologies, Inc.

d) Issued 18,818,442 shares of Class A common stock with a value of $63,506 for conversion of $31,353 of debt for legal services.

e) Issued 2,500,000 shares of Class A common stock with a value of $8,500 for investor relations services to Savant Corporation.













 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of business
-----------------------
Trey Resources, Inc. (the "Company"), was incorporated in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice Inc. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company.

On June 2, 2004, the Company acquired SWK, Inc. which is focusing on the business software and information technology consulting market, and is looking to acquire other companies in this industry. SWK Technologies, Inc., ("SWK") the surviving entity in the merger and acquisition of SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software. The Company also publishes its own proprietary supply-chain software, "MAPADOC". The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

The Company is publicly traded and is currently traded on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "TYRIA".

Basis of presentation
---------------------
The accompanying unaudited condensed consolidated financial statements include the accounts of Trey Resources, Inc. (the "Company" or "Trey") and its wholly owned subsidiaries, SWK Technologies, Inc. and BTSG Acquisition Corp. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2007 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-KSB.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2006

at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at March 31, 2008 and December 31, 2007 of $75,740 and $112,547, respectively. The cash equivalents represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions.

 The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has uninsured cash balances at March 31, 2008 and December 31, 2007 of $20,094 and $0, respectively.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2006

Deferred Revenues
-----------------
Deferred revenues consist primarily of annual telephone support plan revenues that will be earned in future periods.

Fair Value of Financial Instruments
-----------------------------------
The Company estimates that the fair value of all financial instruments at March 31, 2008 and December 31, 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

                                              For the three
                                          Months ending March 31,
                                   ------------------------------------
                                         2008                 2007
                                   ---------------      ---------------
Net loss from operations           $      (195,751)     $      (191,593)
                                   ===============      ===============
Basic and Diluted EPS Purposes       3,529,844,717          201,848,814
                                   ===============      ===============
Net loss per common share from
continuing operations              $         (0.00)     $         (0.00)
                                   ===============      ===============

The Company had common stock equivalents of 7,075,000 at March 31, 2008 and 2007, respectively.

Derivative Liabilities
----------------------
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2006

warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the three months ended March 31, 2008 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures.

Recent Accounting Pronouncements
--------------------------------
In December 2007, the FASB issued SFAC No 141(R), "Business Combinations." This statement provides new accounting guidance and disclosure requirements for business combinations. SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, "Accounting for Collaborative Arrangements." This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements. EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

NOTE 3 - FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157's valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

         Level 1 Inputs- Quoted prices for identical instruments in active markets.
         Level 2 Inputs- Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
         Level 3 Inputs- Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.


                           Level I       Level II      Level III        Total
                         ----------     ----------     ----------     ----------

Total Assets             $     --       $     --       $     --       $     --
                         ==========     ==========     ==========     ==========

Derivative liabilities         --          213,935           --          213,935
                         ----------     ----------     ----------     ----------
Total Liabilities        $     --       $  213,935     $     --       $  213,935
                         ==========     ==========     ==========     ==========

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2006

NOTE 4 -INTANGIBLE ASSETS

The acquisition of the client lists of Wolen Katz and AMP-Best Consulting is 2006 is currently valued at $249,438, which is net of accumulated amortization of $343,793. These intangible assets are being amortized over a three year period. The amortization expense for the three months ended March 31, 2008 is $49,243.

Management reviewed these intangible assets for impairment at March 31, 2008 and December 31, 2007 and has determined that no further write-down for impairment is required.

SWK Technologies capitalizes ongoing development costs of their MAPADOC product. At March 31, 2008, the intangible assets totaled $35,423 net of accumulated amortization of $19,533.

NOTE 5 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses and current liabilities exceeded current assets by approximately $4.5 million, as of March 31, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

NOTE 6- NOTES PAYABLE

During the three months ended March 31, 2008, SWK Technologies, Inc. drew down $290,000 and repaid $215,000 on its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% (6.25% at March 31, 2008) per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of March 31, 2008, the aggregate balance of the line of credit is $110,000. Interest payments during the three months

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2006

ending March 31, 2008 were $1,875.

NOTE 7- CONVERTIBLE DEBENTURES PAYABLE

On June 30, 2003, the Company issued $40,000 and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement. During the three months ended March 31, 2008, no additional payments have been made. Total outstanding principal balance of the convertible debentures at March 31, 2008 was $15,000, plus accrued interest of $4,860.

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

During the three months ended March 31, 2008, the Company issued 626,111,111 shares of Class A common stock for repayment of $70,100 of principal on the convertible debenture held by YA Global Investments, f/k/a Cornell Capital Partners. The aggregate principal value of the

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2006

debentures at March 31, 2008 is $1,591,500. This amount is shown net of the unamortized portion of the discount on conversion of $18,348. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

As of March 31, 2008, the Company is in default on two of the December 30, 2005 debentures and is currently in negotiations with YA Global to cure the default.

NOTE 8 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK", the conversion feature associated with the Cornell Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,946,936 as a liability in the accompanying consolidated balance sheet, and it is now measured at its estimated fair value of $213,935. In addition the Company issued 4 million warrants which were valued at $75,450 and are not subject to revaluation. These warrants are included in the consolidated balance sheets as warrant liability. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

         Fair market value of stock                 $0.000125
         Exercise price                             $0.000113
         Dividend yield                                0.00%
         Risk free interest rate                       4.00%
         Expected volatility                          207.67%
         Expected life                          0.00 to .08 Years

NOTE 9 - DUE TO RELATED PARTIES

Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. At March 31, 2008 the principal on this note was $89,125 and accrued interest was $68,727.

Pursuant to the employment contract dated January 1, 2003 between the Company and Jerome Mahoney, the Non-Executive Chairman of the Board, Mr. Mahoney is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $725, an auto allowance of $800 and a health insurance allowance of $1,400 per month. Also, pursuant to the employment contract with Mr. Mahoney, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Mahoney is entitled to receive a one-time payment of $350,000. Total amounts owed to Mr. Mahoney at March 31, 2008, representing unpaid salary, unpaid expense and auto allowances, the one-time payment in connection with the Spin-off,

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2006

liabilities assumed in the Spin-off and interest on the liabilities assumed in the Spin-off totaled $844,497.

Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $600 and an auto allowance of $800. Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000. In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004. Total amounts owed to Mr. Meller at March 31, 2008, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $639,795.

Mr. Mahoney and Mr. Meller have agreed to defer payment of any monies due and owing them representing fixed compensation, which have been accrued on the Company's balance sheet, and the one-time payment in connection with the Spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments. Mr. Mahoney and Mr. Meller have further agreed, however, to accept payment or partial payment, from time to time, as determined in the sole discretion of the Board of Directors in the form of cash, the Company's Class A Common Stock and/or the Company's Class B Common Stock.
In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At March 31, 2008, the outstanding balance to Mr. Berman was $5,432.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At March 31, 2008, the outstanding balance to Ms. Berman was $5,432.

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of March 31, 2008, the principal balance on the note is $286,455.

NOTE 10 - CAPITAL STOCK

In accordance with its Certificate of Incorporation as amended on April 24, 2003, the Company is authorized to issue 10,000,000,000 shares of Class A common stock at $.00001 par value;

                      TREY RESOURCES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             MARCH 31, 2008 AND 2006

50,000,000 shares of Class B Common Stock, par value $.00001; and 20,000,000 shares of Class C Common Stock, par value $.00001. Additionally, the board of directors has the rights to prescribe and authorize the issuance of 1,000,000 preferred shares, $1.00 par value.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2008, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of March 31, 2008:
10,000,000,000 shares of authorized common stock with a par value of $.00001, 3,745,473,533 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the three months ending March 31, 2008, the company had the following transactions in its Class A common stock:

>> The Company issued 626,111,111 shares of Class A common stock with a total value of $78,264 for conversion of $70,100 of principal on convertible debentures with YA Global Investments, f/k/a Cornell Capital Partners.

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 100 with respect to Class A Common Stock. As of March 31, 2008, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1 vote for every 1,000 shares with respect to Class A Common Stock. As of March 31, 2008, no shares were issued or outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

You should read the following discussion in conjunction with our financial statements and related notes included elsewhere in this filing as well as our audited statements and related notes for the year ending December 31, 2007 filed with Form 10-KSB. The following discussion contains forward-looking statements. Please see "Forward Looking Statements - Cautionary Factors" for a discussion of uncertainties, risks and assumptions associated with these statements

OVERVIEW
--------

With the acquisition of SWK in 2004, the Board of Directors decided that Trey will focus on the business software and information technology consulting market, and is looking to acquire other companies in this industry. SWK Technologies, Inc., Trey's wholly owned subsidiary and the surviving company from the acquisition and merger with SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software published by Sage Software. SWK Technologies also publishes its own proprietary supply-chain software, the Electronic Data Interchange (EDI) solution "MAPADOC". SWK Technologies sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

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

THREE MONTHS ENDING MARCH 31, 2008 COMPARED TO THREE MONTHS ENDING MARCH 31,
----------------------------------------------------------------------------
2007
----

Since the acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey are derived from the sales and service of Sage Software and MAPADOC products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

Revenues for the three month period ended March 31, 2008 were $1,949,890 as compared to sales of $2,118,358 for the three month period ending March 31, 2007, a decrease of $168,468. This decrease is primarily the effect of the tightening of the financial markets, an uncertain economy and the prolonged period by which clients need to make the purchasing decisions.

The gross profit for the three months ended March 31, 2008 of $695,831, which is 35.7% of sales, decreased $103,073 when compared to prior year of $798,904. Small variations in the Gross Profit % can be expected from time to time based on the configuration of the installations. As an example, Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases.

Total operating expenses were $794,384 for the three month period ending March 31, 2008, a decrease of $41,497 over the three month period ending March 31, 2007, which totaled $835,881. The decrease is in all areas as management tightens expense controls to offset the reduced sales volumes.

Total other income (expense) for the three months ended March 31, 2008 was an expense of $97,198, a decrease of $57,418 in other expenses over the three month period ending March 31, 2007. The decrease in other expenses primarily reflects a decrease of $188,322 in amortization of discount on debt conversion, a decrease of $59,463 in other expense, and a decrease in interest expense of $17,405. These were offset by lower gains on revaluation of derivatives of $152,109 and the lower gains on sales of securities available for sale of $55,663.

Net loss for the three month period ending March 31, 2008 was $195,751 as compared to net loss of $191,593 for the three-month period ending March 31, 2007. The increase in net loss of $4,158 for the respective periods was a result of the factors discussed above.

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

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (n/k/a/ YA Global Investments "YA Global"). Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures. The debentures are due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the YA Global debentures at March 31, 2008 is $1,591,500 for principal and $339,397 for interest. As of March 31, 2008, the Company is in default on two of the December 30, 2005 debentures and is currently in negotiations with YA Global to cure the default.

During the three month period ending March 31, 2008, SWK Technologies, Inc. drew down $290,000 and repaid $215,000 on its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of March 31, 2008, the outstanding balance payable to Fleet totaled $110,000 and there remains $140,000 of borrowing availability.

During the Three months Ended March 31, 2008, Trey had a net increase in cash of $91,136. Trey's principal sources and uses of funds were as follows:

CASH PROVIDED BY OPERATING ACTIVITIES. Trey had cash provided by operating activities of $186,266 for the three months ended March 31, 2008, a decrease of $60,337 as compared to cash provided for operating activities of $246,603 in the three months ended March 31, 2007. Management has been keeping tight control on the cash and expenses and has been leveraging their funding needs through related party accounts.

CASH PROVIDED BY INVESTING ACTIVITIES. Investing activities for the three months ended March 31, 2008 provided cash of $17,000. This was from cash redemptions of the notes receivable. For the three months ended March 31, 2007, the Company provided $70,038 from investing activities. The Company received net proceeds of $85,661 from the sales of securities and $8,623 was used to purchase of equipment and $7,000 was used to purchase customer lists.

CASH USED BY FINANCING ACTIVITIES. Financing activities in the three months ended March 31, 2008 used a total of $112,130 in cash. This total primarily consisted of repayments of related part loans, notes payable and payment of capital leases. Financing activities in the three months ended March 31, 2007 resulted in the Company using a total of $56,278 in cash. This total primarily consisted of repayments of related party loans of $43,675 and repayments of notes payable and capital leases of $12,603.

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

During the three months ended March 31, 2008, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS
-----------------------

The Company has no material changes in its contractual obligations during the three months ended March 31, 2008.

FORWARD LOOKING STATEMENTS - CAUTIONARY FACTORS
-----------------------------------------------

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters. These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. Information set forth in this discussion and analysis contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. The reader is cautioned that such forward-looking statements are based on information available at the time and/or management's good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. Forward-looking statements are typically identified by the use of terms such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "project," "should," "will," and similar words, although some forward-looking statements are expressed differently. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

ITEM 4T. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control -- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.


The Annual Report did not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal year covered by the Annual Report on Form 10-KSB were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS.
-----------------------------

Management of the Company has also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2008, the Company is in default on two of the December 30, 2005 YA Global debentures. As of March 31, 2008, the total principal amount due on these debentures is $1,404,447 and the total accrued interest is $282,391. As of the date of this filing, management is currently in negotiations with YA Global to cure the default.

ITEM 5. OTHER INFORMATION

(b) The Company does not have a standing nominating committee or a committee performing similar functions as the Company's Board of Directors consists of only two members and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors. Both members of the Board of Directors participate in the consideration of director nominees.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


Trey Resources, Inc.

By: /s/ Mark Meller                                         Date:   May 15, 2008
   -------------------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mark Meller                                         Date:   May 15, 2008
   -------------------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS

31.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.