Form 10-Q
period 2008-06-30
TREY RESOURCES INC
filed 2008-08-14
CIK 1236275

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer" and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]                        Accelerated Filer [ ]
Non-Accelerated Filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Class A, common stock, par value $.00001, outstanding as of August 14, 2008: 3,745,473,533
================================================================================

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007


                                TABLE OF CONTENTS

                                                                        Page No.
PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Balance Sheets - June 30, 2008 and December 31, 2007 (audited)    2-3

         Statements of Operations - For the six months and three
         months ended June 30, 2008 and 2007                                 4

         Statements of Cash Flows - For the six months ended
         June 30, 2008 and 2007                                            5-6

         Notes to Condensed Consolidated Financial Statements             7-17

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       18-22

Item 4T. Controls and Procedures                                            23

PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                    24

Item 5.  Other Information                                                  24

Item 6.  Exhibits                                                           24

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    June 30,     December 31,
                                                                      2008           2007
                                                                   ----------     ----------
                                     ASSETS                       (unaudited)     (audited)
CURRENT ASSETS
Cash and cash equivalents                                          $  348,167     $  146,443
Accounts receivable, net of allowance for doubtful accounts of
    $146,162 and $147,647, respectively                               723,292        687,282
Notes receivable                                                         --           66,471
Inventory                                                                --           45,647
Prepaid expenses and other current assets                             118,106        106,722
                                                                   ----------     ----------
       Total current assets                                         1,189,565      1,052,565
                                                                   ----------     ----------

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $289,289 and $237,857, respectively                               218,744        270,177
                                                                   ----------     ----------

OTHER ASSETS
Intangible assets, net of accumulated amortization of
    $393,035 and $294,550, respectively                               200,196        298,681
Deposits and other assets                                              27,059         32,267
                                                                   ----------     ----------
       Total other assets                                             227,255        330,948
                                                                   ----------     ----------
TOTAL ASSETS                                                       $1,635,564     $1,653,690

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses                              $1,745,342     $1,385,998
Due to related parties                                              1,559,291      1,408,393
Convertible debentures payable, net of discounts of
     $0 and $73,393, respectively                                   1,606,500      1,603,207
Derivative liability                                                1,596,384        216,497
Current portion of notes payable and capital leases                    69,553        268,550
Warrant liability                                                      75,450         75,450
Notes payable to related parties                                      366,107        407,112
Deferred revenue                                                      139,005        127,809
                                                                   ----------     ----------
         Total current liabilities                                  7,157,632      5,493,016
                                                                   ----------     ----------

LONG TERM DEBT
Notes payable and capital leases - non-current                         56,832         74,261
                                                                   ----------     ----------
          Total long term liabilities                                  56,832         74,261
                                                                   ----------     ----------
TOTAL LIABILITIES                                                   7,214,464      5,567,277
                                                                   ----------     ----------
COMMITMENTS AND CONTINGENCIES

 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                          June 30,      December 31,
                                                                            2008            2007
                                                                        ------------    ------------
                                                                         (unaudited)      (audited)
STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                           --              --
Common stock:
  Class A - par value $.00001; authorized 10,000,000,000 shares;
     3,745,473,533 and 3,119,362,422 shares issued and outstanding,
     respectively                                                             37,455          31,194
  Class B - par value $.00001; authorized 50,000,000 shares;
     no shares issued and outstanding                                           --              --
  Class C - par value $.00001; authorized 20,000,000 shares;
     no shares issued and outstanding                                           --              --
Additional paid in capital                                                 5,419,669       5,347,666
Additional paid in capital - warrants                                        125,166         125,166
Accumulated deficit                                                      (11,161,190)     (9,417,613)
                                                                        ------------    ------------
         Total stockholders' deficit                                      (5,578,900)     (3,913,587)
                                                                        ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $  1,635,564    $  1,653,690
                                                                        ============    ============

 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                For the six months                     For the three months
                                                                  ended June 30,                           ended June 30,
                                                            2008                 2007                2008                 2007
                                                      ---------------      ---------------     ---------------      ---------------
SALES, net                                            $     3,877,594      $     3,914,219     $     1,927,704      $     1,795,861

COST OF SALES                                               2,461,748            2,574,966           1,207,689            1,255,512
                                                      ---------------      ---------------     ---------------      ---------------
GROSS PROFIT                                                1,415,846            1,339,253             720,015              540,349
                                                      ---------------      ---------------     ---------------      ---------------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                          610,361              606,218             313,347              295,740
    General and administrative expenses                       859,570            1,013,660             441,416              566,249
    Depreciation and amortization                             152,918              151,384              73,702               73,392
                                                      ---------------      ---------------     ---------------      ---------------
Total selling, general and administrative expenses          1,622,849            1,771,262             828,465              935,381
                                                      ---------------      ---------------     ---------------      ---------------

LOSS FROM OPERATIONS                                         (207,003)            (432,009)           (108,450)            (395,032)
                                                      ---------------      ---------------     ---------------      ---------------
OTHER INCOME (EXPENSE)
    Gain (loss) on revaluation of derivatives              (1,379,887)             198,114          (1,382,449)              43,443
    Amortization of discount on debt conversion               (73,393)            (486,734)            (18,348)            (243,367)
    Gain on sales of securities available for sale               --                 71,413                --                 15,750
    Other income (expense)                                      7,761             (136,880)             12,733              (72,445)
    Interest expense                                          (91,055)            (122,163)            (51,312)             (65,015)
                                                      ---------------      ---------------     ---------------      ---------------
Total other income (expense)                               (1,536,574)            (476,250)         (1,439,376)            (321,634)
                                                      ---------------      ---------------     ---------------      ---------------
LOSS BEFORE PROVISION FOR
    INCOME TAXES                                           (1,743,577)            (908,259)         (1,547,826)            (716,666)

PROVISION FOR INCOME TAXES                                       --                   --                  --                   --
                                                      ---------------      ---------------     ---------------      ---------------
NET LOSS APPLICABLE TO
    COMMON SHARES                                     $    (1,743,577)     $      (908,259)    $    (1,547,826)     $      (716,666)
                                                      ===============      ===============     ===============      ===============
NET LOSS PER COMMON SHARE
    Basic and Diluted                                 $         (0.00)     $         (0.00)    $         (0.00)     $         (0.00)
                                                      ===============      ===============     ===============      ===============
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic and Diluted                                   3,637,659,125          311,194,545       3,745,473,533          419,338,676
                                                      ===============      ===============     ===============      ===============

 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                     2008             2007
                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $(1,743,577)     $  (908,259)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities
   Depreciation and amortization                                     152,918          151,384
   Amortization of debt discounts                                     73,393          486,734
   Beneficial interest on issuance of stock                            8,164          146,996
   (Gain) loss on revaluation of derivatives                       1,379,887         (198,114)
   Net gain on sale of securities available for sale                    --            (71,663)
   Common stock issued for services and compensation                    --            128,505
      Deferred interest income on notes receivable                      (908)          (2,109)
      Changes in certain assets and liabilities:
      Accounts receivable                                            (36,010)         (91,364)
      Inventory                                                       45,647            8,162
        Prepaid expenses and other assets                             (9,176)         (30,104)
      Accounts payable and accrued liabilities                       359,344            6,547
      Deferred revenue                                                11,196           21,710
      Related party accounts                                         150,898           52,548
                                                                 -----------      -----------
Total cash provided by (used in) operating activities                391,776         (299,027)
                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                   --            (55,435)
   Software development costs                                           --             (7,000)
   Net proceeds of sale of securities available for sale                --            201,911
   Redemption of notes receivable                                     67,379             --
                                                                 -----------      -----------
Total cash provided by investing activities                           67,379          139,476
                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (repayment of) related party loans                  (41,005)          35,087
   Proceeds from notes payable and capital leases                       --            110,000
   Repayment of notes payable, capital leases                       (216,426)         (24,153)
                                                                 -----------      -----------
Total cash provided by (used in) financing activities               (257,431)         120,934
                                                                 -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 201,724          (38,617)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      146,443          373,450
                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                        $   348,167      $   334,833
                                                                 ===========      ===========
CASH PAID DURING THE PERIOD FOR:
   Interest expense                                              $      --        $    26,393
                                                                 ===========      ===========
   Income taxes                                                  $      --        $      --
                                                                 ===========      ===========

 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the six months ended June 30, 2008, the Company:

a) Issued 626,111,111 shares of Class A Common Stock with a total value of $78,264 for conversion of $70,100 of principal on outstanding debentures with YA Global Investments, (f/k/a Cornell Capital Partners).

For the six months ended June 30, 2007, the Company:
----------------------------------------------------

a) Issued 47,380,000 shares of Class A common stock with a value of $45,528 for repayment of accrued salaries for two officers of the Company.

b) Issued 227,860,660 shares of Class A Common Stock with a total value of $340,505 for conversion of $294,500 of principal on outstanding debentures with YA Global Investments f/k/a Cornell Capital Partners.

c) Issued 47,380,000 shares of Class A common stock with a value of $46,514 for compensation and bonuses to employees of SWK Technologies, Inc.

d) Issued 63,016,802 shares of Class A common stock with a value of $140,261 for conversion of $52,131 of debt for legal services.

e) Issued 2,500,000 shares of Class A common stock with a value of $8,500 for investor relations services to Savant Corporation.

f) Issued 50,000,000 shares of Class A common stock with a value of $36,000 for a conversion of $18,000 for repayment of note payable for an officer of the Company.

 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

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

The Company is publicly traded and is currently traded on the NASD Over The Counter Bulletin Board ("OTCBB") under the symbol "TYRIA."

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at June 30, 2008 and December 31, 2007 of $76,309 and $112,547, respectively. The cash equivalents represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions.

 The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has uninsured cash balances at June 30, 2008 and December 31, 2007 of $48,404 and $0, respectively.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

Fair Value of Financial Instruments
-----------------------------------

The Company estimates that the fair value of all financial instruments at June 30, 2008 and December 31, 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

                                                         For the six
                                                    Months ending June 30,
                                                    2008             2007
                                               -------------    -------------
Net loss from operations                       $  (1,743,577)   $    (908,259)
                                               =============    =============
Basic and Diluted EPS Purposes                 3,637,659,125      311,194,545
                                               =============    =============
Net loss per common share from
operations                                     $       (0.00)   $       (0.00)
                                               =============    =============

The Company had common stock equivalents of 7,075,000 at June 30, 2008 and 2007, respectively.

Derivative Liabilities
----------------------

During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

relationships designated after June 30, 2003. The financial statements for the six months ended June 30, 2008 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures (see note 8).

Recent Accounting Pronouncements
--------------------------------

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent's equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 will be effective for the Trust beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company's financial statements.

In May 2008, the Financial Accounting Standards Board (the "FASB") issued FAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("FAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of FAS 162 is not expected to have a material impact on the Company's results from operations or financial position.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

         valuations whose inputs are observable or whose significant value drivers are observable. Level 3 Inputs- Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008.

                                      Level I       Level II      Level III        Total
                                     ---------     ----------     ---------     ----------
Convertible debentures               $      --     $1,606,500     $      --     $1,606,500
Notes payable and capital leases            --        126,385            --        126,385
Notes payable to related parties            --        366,107            --        366,107
Derivative liabilities                      --      1,596,384            --      1,596,384
Warrant liabilities                         --         75,450            --         75,450
                                     ---------     ----------     ---------     ----------
Total Liabilities                    $      --     $3,770,826     $      --     $3,770,826
                                     =========     ==========     =========     ==========

NOTE 4 - NOTES RECEIVABLE

In January 2005, the Company purchased $328,695 of Voyager One, Inc. convertible debentures from YA Global (f/k/a Cornell Capital Partners). The debentures, which bear interest at the rate of 5% per annum, have a three year term, and are convertible into shares of Voyager One, Inc. Common Stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The convertible debentures are convertible at the holder's option any time up to the maturity date. In May 2007 the Company assigned all of its rights to the Voyager securities to THI, Inc. During the six months ended June 30, 2008, THI, Inc. paid down the balance of the promissory note in the amount of $67,379 which included accrued interest of $4,349.

NOTE 5 - INTANGIBLE ASSETS

The acquisition of the client lists of Wolen Katz and AMP-Best Consulting in 2006 is currently valued at $200,196, which is net of accumulated amortization of $393,035. These intangible assets are being amortized over a three year period. The amortization expense for the six months ended June 30, 2008 is $98,485.

Management reviewed these intangible assets for impairment at June 30, 2008 and December 31, 2007 and has determined that no further write-down for impairment is required.

SWK Technologies capitalizes ongoing development costs of their MAPADOC product. At June 30, 2008, the intangible assets totaled $15,889 net of accumulated amortization of $15,436. This is included in deposits and other assets on the balance sheet.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

NOTE 6 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses and current liabilities exceeded current assets by approximately $6.0 million, as of June 30, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

NOTE 7 - NOTES PAYABLE

During the six months ended June 30, 2008, SWK Technologies, Inc. drew down $290,000 and repaid $325,000 on its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% (6.00% at June 30, 2008) per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of June 30, 2008, the aggregate balance of the line of credit is $0. Interest payments during the six months ending June 30, 2008 were $2,875.

NOTE 8 - CONVERTIBLE DEBENTURES PAYABLE

On June 30, 2003, the Company issued $40,000 and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under a subscription agreement. During the six months ended June 30, 2008, no additional payments have been made. Total outstanding principal balance of the convertible debentures at June 30, 2008 was $15,000, plus accrued interest of $5,047.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

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

During the six months ended June 30, 2008, the Company issued 626,111,111 shares of Class A common stock for repayment of $70,100 of principal on the convertible debenture held by YA Global Investments, f/k/a Cornell Capital Partners. The aggregate principal value of the debentures at June 30, 2008 is $1,591,500. This amount is shown net of the unamortized portion of the discount on conversion of $0. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

As of June 30, 2008, the Company is in default on all of the debentures and is currently in negotiations with YA Global to cure the default.

NOTE 9 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," the conversion feature associated with the Cornell Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

the amount of $1,946,936 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $213,935. In addition the Company issued 4 million warrants which were valued at $75,450 and are not subject to revaluation. These warrants are included in the condensed consolidated balance sheets as warrant liability. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

       Fair market value of stock               $0.000125
       Exercise price                           $0.000113
       Dividend yield                               0.00%
       Risk free interest rate                      4.00%
       Expected volatility                        185.09%
       Expected life                              3 Years

NOTE 10 - DUE TO RELATED PARTIES

Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerome Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. At June 30, 2008 the principal on this note was $89,125 and accrued interest was $70,838. This is included in notes payable to related parties on the balance sheet.

Pursuant to the employment contract dated January 1, 2003 between the Company and Jerome Mahoney, the Non-Executive Chairman of the Board, Mr. Mahoney is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $725, an auto allowance of $800 and a health insurance allowance of $1,400 per month. Also, pursuant to the employment contract with Mr. Mahoney, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Mahoney is entitled to receive a one-time payment of $350,000. Total amounts owed to Mr. Mahoney at June 30, 2008, representing unpaid salary, unpaid expense and auto allowances, the one-time payment in connection with the Spin-off, liabilities assumed in the Spin-off and interest on the liabilities assumed in the Spin-off totaled $885,291.

Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $600 and an auto allowance of $800. Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000. In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004. Total amounts owed to Mr. Meller at June 30, 2008, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $674,000.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

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

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, VP - MAPADOC EDI Service of SWK Technologies, Inc., our wholly owned subsidiary. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At June 30, 2008, the outstanding balance to Mr. Berman was $4,259. This is included in notes payable to related parties on the balance sheet.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, President of SWK Technologies, Inc., our wholly owned subsidiary. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At June 30, 2008, the outstanding balance to Ms. Berman was $4,260. This is included in notes payable to related parties on the balance sheet.

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III, former officer of AMP-Best and current Chief Financial Officer of SWK Technologies, Inc. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of June 30, 2008, the principal balance on the note is $268,463. This is included in notes payable to related parties on the balance sheet.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

NOTE 11 - CAPITAL STOCK

In accordance with its Certificate of Incorporation as amended on April 24, 2003, the Company is authorized to issue 10,000,000,000 shares of Class A common stock at $.00001 par value; 50,000,000 shares of Class B Common Stock, par value $.00001; and 20,000,000 shares of Class C Common Stock, par value $.00001. Additionally, the board of directors has the right to prescribe and authorize the issuance of 1,000,000 preferred shares, $1.00 par value.

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2008, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of June 30, 2008:
10,000,000,000 shares of authorized common stock with a par value of $.00001, 3,745,473,533 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the six months ending June 30, 2008, the company had the following transactions in its Class A common stock:

>> The Company issued 626,111,111 shares of Class A common stock with a total value of $78,264 for conversion of $70,100 of principal on convertible debentures with YA Global Investments, f/k/a Cornell Capital Partners.

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 100 with respect to Class A Common Stock. As of June 30, 2008, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2008 AND 2007

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1 vote for every 1,000 shares with respect to Class A Common Stock. As of June 30, 2008, no shares were issued or outstanding.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Readers should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing as well as our audited consolidated financial statements and related notes for the year ending December 31, 2007 filed with Form 10-KSB. The following discussion contains forward-looking statements. Please see "Forward Looking Statements - Cautionary Factors" for a discussion of uncertainties, risks and assumptions associated with these financial statements

OVERVIEW
--------

With the acquisition of SWK in 2004, the Board of Directors decided that Trey will focus on the business software and information technology consulting market, and is looking to acquire other companies in this industry. SWK Technologies, Inc., Trey's wholly owned subsidiary and the surviving company from the acquisition and merger with SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software published by Sage Software. SWK Technologies also publishes its own proprietary supply-chain software, the Electronic Data Interchange (EDI) solution "MAPADOC." SWK Technologies sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

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

SIX MONTHS ENDING JUNE 30, 2008 COMPARED TO SIX MONTHS ENDING JUNE 30, 2007
---------------------------------------------------------------------------

Since the acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey are derived from the sales and service of Sage Software and MAPADOC products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

Revenues for the six month period ended June 30, 2008 were $3,877,594 as compared to sales of $3,914,219 for the six month period ending June 30, 2007, a decrease of $36,625. This decrease is primarily the effect of the tightening of the financial markets, an uncertain economy and the prolonged period by which clients need to make the purchasing decisions.

The gross profit for the six months ended June 30, 2008 of $1,415,846, which is 36.5% of sales, increased $76,593 when compared six month period ending June 30, 2007, which totaled $1,339,253, which is 34.2% of sales. Small variations in the Gross Profit % can be expected from time to time based on the configuration of the installations. As an example, sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases.

Total operating expenses were $1,622,849 for the six month period ending June 30, 2008, a decrease of $148,413 over the six month period ending June 30, 2007, which totaled $1,771,262. The decrease is in all areas as management tightens expense controls to offset the reduced sales volumes.

Total other income (expense) for the six months ended June 30, 2008 was an expense of $1,536,574, an increase of $1,060,324 in other expenses over the six month period ending June 30, 2007. The increase in other expenses primarily reflects an increase in loss on revaluation of derivatives of $1,578,001 and the lower gains on sales of securities available for sale of $71,413. These increases were offset by lower amortization of discount on debt conversion of $413,341, a decrease of $144,641 in other expense, and a decrease in interest expense of $31,108.

Net loss for the six month period ending June 30, 2008 was $1,743,577 as compared to net loss of $908,259 for the six-month period ending June 30, 2007. The increase in net loss of $835,318 was primarily due to the loss on revaluation of derivatives offset by reductions in operating expenses and lower amortization of discounts on debt conversion.

THREE MONTHS ENDING JUNE 30, 2008 COMPARED TO THREE MONTHS ENDING JUNE 30, 2007
-------------------------------------------------------------------------------

Revenues for the three month period ended June 30, 2008 were $1,927,704 as compared to sales of $1,795,861 for the three month period ending June 30, 2007, an increase of $131,843. This increase is primarily due to the timing by which clients need to make the purchasing decisions and by the management focus on closing new deals.

The gross profit for the three months ended June 30, 2008 of $720,015, which is 37.4% of sales, increased $179,666 when compared three month period ending June 30, 2007, which totaled $540,349, or 30.1% of sales. Small variations in the Gross Profit % can be expected from time to time based on the configuration of the installations. As an example, sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases.

Total operating expenses were $828,465 for the three month period ending June 30, 2008, a decrease of $106,916 over the three month period ending June 30, 2007, which totaled $935,381. The decrease is in all areas as management tightens expense controls to offset the reduced sales volumes.

Total other income (expense) for the three months ended June 30, 2008 was an expense of $1,439,376, an increase of $1,117,742 in other expenses over the three month period ending June 30, 2007 of $321,634. The increase in other expenses primarily reflects an increase in loss on revaluation of derivatives of $1,425,892 and the lower gains on sales of securities available for sale of $15,750. These increases were offset by lower amortization of discount on debt conversion of $225,019, a decrease of $85,178 in other expense and a decrease in interest expense of $13,703.

Net loss for the three month period ending June 30, 2008 was $1,547,826 as compared to net loss of $716,666 for the three month period ending June 30, 2007. The increase in net loss of $831,160 was primarily due to the loss on revaluation of derivatives offset by reductions in operating expenses and lower amortization of discounts on debt conversion..

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

To date, Trey has incurred substantial losses, and will require financing for working capital to meet its operating obligations. The current cash provided by operations have been positive and we believe that we have capital sufficient for the next 6 months, we will subsequently need to raise additional capital to fund our future operations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (n/k/a/ YA Global Investments "YA Global"). Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures. The debentures were due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the YA Global debentures at June 30, 2008 is $1,591,500 for principal and $339,397 for interest. As of June 30, 2008, the Company is in default of all the YA Global debentures and is currently in negotiations with YA Global to cure the default.

During the six month period ending June 30, 2008, SWK Technologies, Inc. drew down $290,000 and repaid $325,000 on its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of June 30, 2008, the outstanding balance payable to Fleet totaled $0 and there remains $250,000 of borrowing availability.

During the Six months Ended June 30, 2008, Trey had a net increase in cash of $201,724. Trey's principal sources and uses of funds were as follows:

CASH PROVIDED BY OPERATING ACTIVITIES. Trey had cash provided by operating activities of $391,776 for the six months ended June 30, 2008, an increase of $690,803 as compared to cash provided for operating activities of $299,027 in the six months ended June 30, 2007. Management has been keeping tight control on the cash and expenses and has been leveraging their funding needs through related party accounts.

CASH PROVIDED BY INVESTING ACTIVITIES. Investing activities for the six months ended June 30, 2008 provided cash of $67,379. This was from cash redemptions of the notes receivable. For the six months ended June 30, 2007, the Company provided $139,476 from investing activities. The Company received net proceeds of $201,911 from the sales of securities and $55,435 was used to purchase of equipment and $7,000 was used to purchase customer lists.

CASH USED BY FINANCING ACTIVITIES. Financing activities in the six months ended June 30, 2008 used a total of $257,431 in cash. This total consisted primarily of repayments of related part loans, notes payable and payment of capital leases. Financing activities in the six months ended June 30, 2007 resulted in the Company providing a total of $120,934 in cash. This total consisted primarily of proceeds from line of credit borrowing of $110,000 and increases in related party loans of $35,087, offset by repayments of notes payable and capital leases of $24,153.

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

During the three months ended June 30, 2008, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

CONTRACTUAL OBLIGATIONS
-----------------------

The Company has no material changes in its contractual obligations during the three months ended June 30, 2008.

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

ITEM 4T. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the criteria set forth in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control -- Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

The Annual Report did not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in the Annual Report.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
-------------------------------------------------

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures as of the end of the fiscal period covered by the Quarterly Report on Form 10-Q were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that the information required to be disclosed in the reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2008, the Company was in default of all of the Secured Convertible Debentures held by YA Global Investments LP. As of June 30, 2008, the total principal amount due on these debentures was $1,591,500 and the total accrued interest was $369,569. As of the date of this filing, management is currently in negotiations with holder of these debentures to cure the default.


ITEM 5. OTHER INFORMATION

(a) On May 07, 2008, John C. Rudy resigned his positions as Director with the Company.

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


ITEM 6. EXHIBITS

31.1 Rule 13a-14(a)/15d-14(a) Certifications.

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


Trey Resources, Inc.

By: /s/ Mark Meller                                        Date: August 14, 2008
    ---------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mark Meller                                        Date: August 14, 2008
    ---------------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS

31.1 Rule 13a-14(a)/15d-14(a) Certifications.

32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.