Form 10-Q
period 2008-09-30
TREY RESOURCES INC
filed 2008-11-19
CIK 1236275

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Number of shares of Class A, common stock, par value $.00001, outstanding as of November 14, 2008: 4,105,473,533
================================================================================

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007


                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Balance Sheets - September 30, 2008  (unaudited)
         and December 31, 2007 (audited)                                   2-3
         Statements of Operations - For the nine months and three months
         ended September 30, 2008 and 2007 (unaudited)                     4

         Statements of Cash Flows - For the nine months ended
         September 30, 2008 and 2007        (unaudited)                    5-6

         Notes to Condensed Consolidated Financial Statements (unaudited)  7-17

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             18-22

Item 4T. Controls and Procedures                                           23

PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                   24

Item 5.  Other Information                                                 24

Item 6.  Exhibits                                                          24

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  September 30,   December 31,
                                                                      2008           2007
                                                                   ----------     ----------
                                                                   (unaudited)     (audited)
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                          $  268,740     $  146,443
Accounts receivable, net of allowance for doubtful accounts of
    $146,162 and $147,647, respectively                               754,142        687,282
Notes receivable                                                         --           66,471
Inventory                                                              34,565         45,647
Prepaid expenses and other current assets                              62,833        106,722
                                                                   ----------     ----------
       Total current assets                                         1,120,280      1,052,565
                                                                   ----------     ----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
    $313,143 and $237,857, respectively                               206,146        270,177
                                                                   ----------     ----------
OTHER ASSETS
Intangible assets, net of accumulated amortization of
    $442,278 and $294,550, respectively                               150,953        298,681
Deposits and other assets                                              24,672         32,267
                                                                   ----------     ----------
       Total other assets                                             175,625        330,948
                                                                   ----------     ----------
TOTAL ASSETS                                                       $1,502,051     $1,653,690
                                                                   ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses                              $1,751,408     $1,385,998
Due to related parties                                              1,634,389      1,408,393
Convertible debentures payable, net of discounts of
     $0 and $73,393, respectively                                   1,574,100      1,603,207
Derivative liability                                                1,502,609        216,497
Current portion of notes payable and capital leases                    69,553        268,550
Warrant liability                                                      75,450         75,450
Notes payable to related parties                                      366,107        407,112
Deferred revenue                                                      145,334        127,809
                                                                   ----------     ----------
         Total current liabilities                                  7,118,950      5,493,016
                                                                   ----------     ----------

LONG TERM DEBT
Notes payable and capital leases - non-current                         20,791         74,261
                                                                   ----------     ----------
          Total long term liabilities                                  20,791         74,261
                                                                   ----------     ----------
TOTAL LIABILITIES                                                   7,139,741      5,567,277
                                                                   ----------     ----------
COMMITMENTS AND CONTINGENCIES

 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                        September 30,      December 31,
                                                                            2008              2007
                                                                        ------------      ------------
                                                                         (unaudited)       (audited)
STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
     no shares issued and outstanding                                           --                --
Common stock:
  Class A - par value $.00001; authorized 10,000,000,000 shares;
     4,105,473,533 and 3,119,362,422 shares issued and outstanding,
     respectively                                                             41,055            31,194
  Class B - par value $.00001; authorized 50,000,000 shares;
     no shares issued and outstanding                                           --                --
  Class C - par value $.00001; authorized 20,000,000 shares;
     no shares issued and outstanding                                           --                --
Additional paid in capital                                                 5,483,389         5,347,666
Additional paid in capital - warrants                                        125,166           125,166
Accumulated deficit                                                      (11,287,300)       (9,417,613)
                                                                        ------------      ------------
         Total stockholders' deficit                                      (5,637,690)       (3,913,587)
                                                                        ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $  1,502,051      $  1,653,690
                                                                        ============      ============

 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                For the nine months                    For the three months
                                                                ended September 30,                     ended September 30,
                                                             2008                2007                2008                2007
                                                       ---------------     ---------------     ---------------     ---------------
SALES, net                                             $     5,711,263     $     5,562,447     $     1,833,669     $     1,648,227

COST OF SALES                                                3,701,414           3,579,481           1,239,666           1,004,515
                                                       ---------------     ---------------     ---------------     ---------------
GROSS PROFIT                                                 2,009,849           1,982,966             594,003             643,712
                                                       ---------------     ---------------     ---------------     ---------------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
    Selling expenses                                           877,060             947,650             266,689             341,431
    General and administrative expenses                      1,259,402           1,377,390             399,832             363,731
    Depreciation and amortization                              227,234             251,309              74,316              99,925
                                                       ---------------     ---------------     ---------------     ---------------
Total selling, general and administrative expenses           2,363,696           2,576,349             740,837             805,087
                                                       ---------------     ---------------     ---------------     ---------------
LOSS FROM OPERATIONS                                          (353,837)           (593,383)           (146,834)           (161,375)
                                                       ---------------     ---------------     ---------------     ---------------
OTHER INCOME (EXPENSE)
    Gain (loss) on revaluation of derivatives               (1,286,112)            404,975              93,775             206,861
    Amortization of discount on debt conversion                (73,393)           (730,101)               --              (243,367)
    Gain on sales of securities available for sale                --                71,413                --                  --
    Other income (expense)                                      10,873            (188,000)              3,113             (51,119)
    Interest expense                                          (167,218)           (176,330)            (76,164)            (54,167)
                                                       ---------------     ---------------     ---------------     ---------------
Total other income (expense)                                (1,515,850)           (618,030)             20,724            (141,792)
                                                       ---------------     ---------------     ---------------     ---------------
LOSS BEFORE PROVISION FOR
    INCOME TAXES                                            (1,869,687)         (1,211,426)           (126,110)           (303,167)

PROVISION FOR INCOME TAXES                                        --                  --                  --                  --
                                                       ---------------     ---------------     ---------------     ---------------
NET LOSS APPLICABLE TO
    COMMON SHARES                                      $    (1,869,687)    $    (1,211,426)    $      (126,110)    $      (303,167)
                                                       ---------------     ---------------     ---------------     ---------------
NET LOSS PER COMMON SHARE
    Basic and Diluted                                  $         (0.00)    $         (0.00)    $         (0.00)    $         (0.00)
                                                       ---------------     ---------------     ---------------     ---------------
WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic and Diluted                                    3,709,301,595         568,465,853       3,851,029,089       1,074,619,187
                                                       ===============     ===============     ===============     ===============

 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                  2008             2007
                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                   $(1,869,687)     $(1,211,426)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities
   Depreciation and amortization                                                  223,014          103,773
   Amortization of debt discounts                                                  73,393          730,101
   Amortization of other intangibles                                                 --            147,536
   (Gain) loss on revaluation of derivatives                                    1,286,112         (404,975)
   Net gain on sale of securities available for sale                                 --            (71,663)
   Common stock issued for services and compensation                                 --            227,264
   Common stock issued for debt conversion discount                                43,084          200,628
      Deferred interest income on notes receivable                                   (908)            --
      Changes in certain assets and liabilities:
      Accounts receivable                                                         (66,860)         (68,997)
      Inventory                                                                    11,082          (13,977)
        Prepaid expenses and other assets                                          51,484          (42,345)
      Accounts payable and accrued liabilities                                    365,410          137,513
      Deferred revenue                                                             17,525           19,102
      Related party accounts                                                      225,996          108,355
                                                                              -----------      -----------
Total cash provided by (used in) operating activities                             359,645         (139,111)
                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                             (11,255)         (90,824)
   Software development costs                                                        --           (136,333)
   Purchase of intangible assets                                                     --             (7,000)
   Net proceeds of sale of securities available for sale                             --            201,911
   Redemption of notes receivable                                                  67,379             --
                                                                              -----------      -----------
Total cash provided by (used in) investing activities                              56,124          (32,246)
                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (repayment of) related party loans                               (41,005)           3,932
   Proceeds from notes payable, capital leases and convertible debentures            --            340,000
   Repayment of notes payable, capital leases and convertible debentures         (252,467)        (222,912)
                                                                              -----------      -----------
Total cash provided by (used in) financing activities                            (293,472)         121,020
                                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              122,297          (50,337)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   146,443          373,437
                                                                              -----------      -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $   268,740      $   323,100
                                                                              ===========      ===========

CASH PAID DURING THE PERIOD FOR:
   Interest expense                                                           $      --        $    40,010
                                                                              ===========      ===========
   Income taxes                                                               $      --        $      --
                                                                              ===========      ===========

 See accompanying footnotes to the condensed consolidated financial statements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the nine months ended September 30, 2008, the Company:

a) Issued 986,111,111 shares of Class A Common Stock with a total value of $145,584 for conversion of $102,500 of principal on outstanding debentures with YA Global Investments, (f/k/a Cornell Capital Partners).


For the nine months ended September 30, 2007, the Company:

a) Issued 170,000,000 shares of Class A common stock with a value of $88,471 for a conversion of $44,236 for repayment of accrued salaries for two officers of the Company.

b) Issued 798,998,473 shares of Class A Common Stock with a total value of $488,504 for conversion of $427,147 of principal on outstanding debentures with YA Global Investments (f.k.a. Cornell Capital Partners)

c) Issued 170,000,000 shares of Class A common stock with a value of $79,638 for compensation and bonuses to employees of SWK Technologies, Inc.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of business
-----------------------

Trey Resources, Inc. (the "Company"), was incorporated in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice Inc. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company.

On June 2, 2004, the Company acquired SWK, Inc. which is focusing on the business software and information technology consulting market SWK Technologies, Inc., ("SWK"), the surviving entity in the merger and acquisition of SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software. The Company also publishes its own proprietary supply-chain software, "MAPADOC." The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at September 30, 2008 and December 31, 2007 of $76,840 and $112,547, respectively. The cash equivalents represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions.

The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation. The Company has no uninsured cash balances at September 30, 2008 and December 31, 2007, respectively.

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

With respect to the sale of software license fees, the Company recognizes revenue in accordance with Statement of Position 97-2, software Revenue Recognition (SOP 97-2), as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disk (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectability, which is assessed on a customer-by-customer basis, is probable.

With respect to customer support services, upon the completion of one year from the date of sale, considered to be the warranty period, the Company offers customers an optional annual software maintenance and support agreement for subsequent one-year periods. Sales of purchased maintenance and support agreements are recorded as deferred revenue and recognized over the respective terms of the agreements.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

Accounts Receivable
-------------------
Accounts receivables consist primarily of uncollected invoices for maintenance and professional services. Payments for software sales are due in advance of ordering from the software supplier. Payments for maintenance and support plan renewals are due before the beginning of the maintenance period. Payments for professional services are due 50% in advance and the balance on completion of the services. The Company maintains a small provision for bad debts and reviews the provision quarterly.

Deferred Revenues
-----------------
Deferred revenues consist primarily of annual telephone support plan revenues that will be earned in future periods.

Fair Value of Financial Instruments
-----------------------------------
The Company estimates that the fair value of all financial instruments at September 30, 2008 and December 31, 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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


                                                          For the nine
                                                   Months ending September 30,
                                                -------------------------------
                                                      2008             2007
                                                --------------   --------------
Net loss from operations                        $   (1,869,687)  $   (1,211,426)
                                                ==============   ==============
Basic and Diluted EPS Purposes                   3,709,301,595      568,465,853
                                                ==============   ==============
Net loss per common share from
operations                                      $        (0.00)  $        (0.00)
                                                ==============   ==============

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007



                                                          For the three
                                                   Months ending September 30,
                                                -------------------------------
                                                     2008             2007
                                                --------------   --------------

Net loss from operations                        $     (126,110)  $     (303,167)
                                                ==============   ==============
Basic and Diluted EPS Purposes                   3,851,029,089    1,074,619,187
                                                ==============   ==============
Net loss per common share from
operations                                      $        (0.00)  $        (0.00)
                                                ==============   ==============

The Company had common stock equivalents of 3,075,000 and 7,075,000 at September 30, 2008 and 2007, respectively.

Derivative Liabilities
----------------------
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the nine months ended September 30, 2008 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures (see note 8).

Recent Accounting Pronouncements
--------------------------------

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 3 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

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

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 "Accounting for Nonrefundable Payments for Goods and Services to be Used in Future Research and Development Activities" (ETIF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expensed as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. The adoption of EITF Issue No. 07-3 did not have a material impact on the Company's financial position or results of operations.

In June 2007, the FASB ratified Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (ETIF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of non-vested equity shares, non-vested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF-06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. The adoption of EITF Issue No. 06-11 did not have a material impact on the Company's financial statements.

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

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, "Accounting for Collaborative Arrangements." This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements. EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December15, 2008. The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"), which modifies and expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments. It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity's accounting policy of the treatment of the costs, period of extension, and total costs incurred. FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009. The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007


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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008.

                                       Level I       Level II       Level III        Total
                                     ----------     ----------     ----------     ----------
Convertible debentures               $     --       $1,574,100     $     --       $1,574,100
Notes payable and capital leases           --           90,344           --           90,344
Notes payable to related parties           --          366,107           --          366,107
Derivative liabilities                     --        1,502,609           --        1,502,609
Warrant liabilities                        --           75,450           --           75,450
                                     ----------     ----------     ----------     ----------
Total Liabilities                    $     --       $3,608,610     $     --       $3,608,610
                                     ==========     ==========     ==========     ==========

NOTE 4 - NOTES RECEIVABLE

In January 2005, the Company purchased $328,695 of Voyager One, Inc. convertible debentures from YA Global (f/k/a Cornell Capital Partners). The debentures, which bear interest at the rate of 5% per annum, have a three year term, and are convertible into shares of Voyager One, Inc. Common Stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The convertible debentures are convertible at the holder's option any time up to the maturity date. In May 2007 the Company assigned all of its rights to the Voyager securities to THI, Inc. During the nine months ended September 30, 2008, THI, Inc. paid down the balance of the promissory note in the amount of $67,379, which included accrued interest of $4,349.

In November 2004, the Company sold certain intellectual property, representing the software codes of the Automatic Reminder to Laser Energetics, Inc. (LEI), a New Jersey based technology company. As part of the sale, the Company was issued a convertible debenture in the amount of $250,000. The debenture, which bears interest at the rate of 3% per annum, has a five year term, and is convertible into shares of LEI Class A Common Stock at a rate equal to fifty percent (50%) of the average closing bid price of the Class A Common Stock for the four trading days immediately preceding the conversion date. The convertible debenture is convertible at the holder's option. At December 31, 2007, the Company determined that value of the debenture was

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

significantly impaired and the entire debenture, including the accrued interest income for 2007 and 2006, were written down to zero as a provision for doubtful accounts. On September 15, 2008, the Board of Directors authorized the Company to assign to Mr. Mahoney and Mr. Meller the Note in consideration for their agreement to reduce their accrued compensation by $500 each.

NOTE 5 - INTANGIBLE ASSETS

The acquisition of the client lists of Wolen Katz and AMP-Best Consulting in 2006 is currently valued at $150,953, which is net of accumulated amortization of $442,278. These intangible assets are being amortized over a three-year period. The amortization expense for the nine months ended September 30, 2008 is $147,728.

Management reviewed these intangible assets for impairment at September 30, 2008 and December 31, 2007 and has determined that no further write-down for impairment is required.

SWK Technologies capitalizes ongoing development costs of their MAPADOC product. At September 30, 2008, intangible assets totaled $14,669 net of accumulated amortization of $16,656. This is included in deposits and other assets on the balance sheet.

NOTE 6 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses and current liabilities exceeded current assets by approximately $6.0 million, as of September 30, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

NOTE 7 - NOTES PAYABLE

During the nine months ended September 30, 2008, SWK Technologies, Inc. drew down $290,000 and repaid $325,000 on its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% (6.00% at September 30,

2008) per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of September 30, 2008, the aggregate balance of the line of credit is $0. Interest payments during the nine months ending September 30, 2008 were $2,875.

NOTE 8 - CONVERTIBLE DEBENTURES PAYABLE

On June 30, 2003, the Company issued $40,000 and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under a subscription agreement. During the nine months September 30, 2008, no additional payments have been made. Total outstanding principal balance of the convertible debentures at September 30, 2008 as $15,000, plus accrued interest of $5,246. The notes were due March 25, 2005. In the event of default and/or on non-performance pursuant to the Securities Purchase Agreement, Registration Rights Agreement, this Convertible Debenture, the Escrow Agreement, or the Transfer Agent Agreement, this Convertible Debenture shall be immediately due and payable and repayment shall be guaranteed pursuant to the Guaranty Agreement dated January 27, 2003.

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

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the holder of the debenture beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture.

During the nine months ended September 30, 2008, the Company issued 986,111,111 shares of Class A common stock for repayment of $102,500 of principal on the convertible debenture held by YA Global Investments, f/k/a Cornell Capital Partners. The aggregate principal value of the debentures at September 30, 2008 is $1,559,100. Debt discount has been fully amortized. This discount is being amortized over the life of the debenture and is being recorded as a charge to amortization of discount on debt conversion on the statement of operations.

As of September 30, 2008, the Company is in default on all of the debentures and is currently in negotiations with YA Global to cure the default.

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

                  Fair market value of stock     $0.000125
                  Exercise price                 $0.000113
                  Dividend yield                     0.00%
                  Risk free interest rate            4.00%
                  Expected volatility              166.79%
                  Expected life                   3 Years

NOTE 10 - DUE TO RELATED PARTIES

Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerome Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. At September 30, 2008 the principal on this note was $89,125 and accrued interest was $72,972. This is included in notes payable to related parties on the balance sheet.

Pursuant to the employment contract dated January 1, 2003 between the Company and Jerome

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

Mahoney, the Non-Executive Chairman of the Board, Mr. Mahoney is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $725, an auto allowance of $800 and a health insurance allowance of $1,400 per month. Also, pursuant to the employment contract with Mr. Mahoney, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Mahoney is entitled to receive a one-time payment of $350,000. Total amounts owed to Mr. Mahoney at September 30, 2008, representing unpaid salary, unpaid expense and auto allowances, the one-time payment in connection with the Spin-off, liabilities assumed in the Spin-off and interest on the liabilities assumed in the Spin-off totaled $925,585.

Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $600 and an auto allowance of $800. Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000. In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004. Total amounts owed to Mr. Meller at September 30, 2008, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $708,804.

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

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, VP - MAPADOC EDI Service of SWK Technologies, Inc., our wholly owned subsidiary. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At September 30, 2008, the outstanding balance to Mr. Berman was $4,259. This is included in notes payable to related parties on the balance sheet.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, President of SWK Technologies, Inc., our wholly owned subsidiary. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At September 30, 2008, the outstanding balance to Ms. Berman was $4,260. This is included in notes payable to related parties on the balance sheet.

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III, former officer of AMP-Best and current Chief Financial Officer of SWK Technologies, Inc. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of September 30, 2008, the principal balance on the note is $268,463. This is included in notes payable to related parties on the balance sheet.

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

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2008, no shares were issued or outstanding.


CLASS A COMMON STOCK

Class A Common Stock consists of the following as of September 30, 2008:
10,000,000,000 shares of authorized common stock with a par value of $.00001, 3,745,473,533 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the nine months ending September 30, 2008, the company had the following transactions in its Class A common stock:

>> The Company issued 986,111,111 shares of Class A common stock with a total value of $145,584 for conversion of $102,500 of principal on convertible debentures with YA Global Investments, f/k/a Cornell Capital Partners.

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 100 with respect to Class A Common Stock. As of September 30, 2008, no shares were issued and outstanding; Class B common

                      TREY RESOURCES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2008 AND 2007

stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1 vote for every 1,000 shares with respect to Class A Common Stock. As of September 30, 2008, no shares were issued or outstanding.

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

NINE MONTHS ENDING SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDING SEPTEMBER
------------------------------------------------------------------------------
30, 2007
--------

Since the acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey are derived from the sales and service of Sage Software and MAPADOC products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

Revenues for the nine-month period ended September 30, 2008 were $5,711,263 as compared to sales of $5,562,447 for the nine-month period ending September 30, 2007, an increase of $148,816 (2.7%). These sales were all generated by the Company's operating subsidiary, SWK

Technologies ("SWKT"). This increase is primarily due to increased focus by management on marketing and sales across all its product lines.

The gross profit for the nine months ended September 30, 2008 of $2,009,849, which is 35.2% of sales, increased $26,883 (1.4%) when compared to the nine months ended September 30, 2007, which totaled $1,982,966, which is 35.7% of sales. The mix of products being sold by the company changes from time to time, and sometimes causes the overall gross margin percentage to vary. Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases. There was no significant variation in the gross margin percentage for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Total operating expenses were $2,363,696 for the nine months ended September 30, 2008, a decrease of $212,653 (8.3%) as compared to $2,576,349 for the nine months ended September 30, 2007. This decrease is attributed to management's efforts to reduce expenses in all areas.

Total other income (expense) for the nine months ended September 30, 2008 was an expense of $1,515,850 as compared to an expense of $618,030 for the nine months ended September 30, 2007, an increase of $897,820. The increase in other expenses primarily reflects an increase in loss on revaluation of derivatives of $1,691,087 offset partially by lower amortization of discount on debt conversion of $656,708.

Net loss for the nine months ended September 30, 2008 was $1,869,687 as compared to net loss of $1,211,426 for the nine months ended September 30, 2007. The change in net loss of was the result of the factors discussed above.

THREE MONTHS ENDING SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDING SEPTEMBER
--------------------------------------------------------------------------------
30, 2007
--------

Revenues for the three-month period ended September 30, 2008 were $1,833,669 as compared to sales of $1,648,227 for the three-month period ending September 30, 2007, an increase of $185,442 (11.3%). This increase is primarily due to increased management focus on closing new deals.

The gross profit for the three months ended September 30, 2008 of $594,003, which is 32.4% of sales, decreased $49,709 (7.7%) when compared three months ended September 30, 2007, which totaled $643,712, or 39.0% of sales. Small variations in the gross profit % percentage can be expected from time to time based on the configuration of the installations. As an example, sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases.

Total operating expenses were $740,837 for the three months ended September 30, 2008, a decrease of $64,250 (8.0%) over the three month period ending September 30, 2007, which totaled $805,087. This decrease is attributed to management's efforts to reduce expenses in all areas.

Total other income (expense) for the three months ended September 30, 2008 was income of $20,724, an increase of $162,516 over the expense of $141,792 for the three months ended September 30, 2007. The increase in other income primarily reflects the lower amortization of discount on debt conversion of $243,367.

Net loss for the three months period ended September 30, 2008 was $126,110 as compared to net loss of $303,167 for the three months ended September 30, 2007. The change in net loss of was the result of the factors discussed above.


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

To date, Trey has incurred substantial losses, and will require financing for working capital to meet its operating obligations. The current cash provided by operations have been positive and while we believe that we have capital sufficient for the next 6 months, we will subsequently need to raise additional capital to fund our future operations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (n/k/a/ YA Global Investments "YA Global"). Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures. The debentures were due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the YA Global debentures at September 30, 2008 is $1,559,100 for principal and $399,898 for interest. As of September 30, 2008, the Company is in default of all the YA Global debentures and is currently in negotiations with YA Global to cure the default.

During the nine-month period ending September 30, 2008, SWK Technologies, Inc. drew down

$290,000 and repaid $325,000 on its line of credit with Fleet National Bank, a Bank of America company. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Fleet National Bank. As of September 30, 2008, the outstanding balance payable to Fleet totaled $0 and there remains $250,000 of borrowing availability.

During the nine months ended September 30, 2008, Trey had a net increase in cash of $122,297. Trey's principal sources and uses of funds were as follows:

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. Trey had cash provided by operating activities of $359,645 for the nine months ended September 30, 2008, an increase of $498,756 as compared to cash used for operating activities of $139,111 for the nine months ended September 30, 2007. This increase in primarily attributed to the increase in accounts payable and accrued expenses. Management has been keeping tight control on the cash and expenses and has been leveraging their funding needs through related party accounts.

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. Investing activities for the nine months ended September 30, 2008 provided cash of $56,124 from cash redemptions of the notes receivable offset partially by purchases of property and equipment. For the nine months ended September 30, 2007, the Company used $32,246 in investing activities from net proceeds of $201,911 from the sales of securities offset by $90,824 was used to purchase of equipment and $136,333 for software development costs.

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. Financing activities in the nine months ended September 30, 2008 used a total of $293,472 in cash as compared to providing $121,020 of cash for the nine months ended September 30, 2007. This decline in cash used in financing activities is the result of lower proceeds from notes payable, convertible debentures and capital leases of $340,000.

OFF BALANCE SHEET ARRANGEMENTS
------------------------------

During the nine months ended September 30, 2008, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

ITEM 4(T). CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Quarterly Report on Form 10-Q were not effective for the following reasons:

         a) The deficiency was identified as the Company's limited segregation of duties amongst the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

         b) The deficiency was identified in respect to the Company's Board of Directors. This deficiency is the result of the Company's limited number of external board members. This deficiency may give the impression to the investors that the board is not independent from management. Management and the Board of Directors are required to apply their judgment in evaluating the cost-benefit relationship of possible changes in the organization of the Board of Directors.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2008, the Company was in default of all of the Secured Convertible Debentures held by YA Global Investments LP. As of September 30, 2008, the total principal amount due on these debentures was $1,559,100 and the total accrued interest was $399,898. As of the date of this filing, management is currently in negotiations with holder of these debentures to cure the default.


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


Trey Resources, Inc.

By: /s/ Mark Meller                                   Date:   November 19, 2008
    --------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mark Meller                                   Date:   November 19, 2008
    --------------------
Mark Meller, President,
Chief Executive Officer and
Principal Financial Officer

                                INDEX OF EXHIBITS

31.1     Rule 13a-14(a)/15d-14(a) Certifications.

32.1 Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.