Form 10-K
period 2008-12-31
TREY RESOURCES INC
filed 2009-04-06
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-50302

TREY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

New Jersey	16-1633636
(State of incorporation)	(I.R.S. Employer Identification No.)
5 Regent Street, Livingston, New Jersey	07039
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 958-9555

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Class A Common par value $.00001 per share

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐      No  ☒

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐       No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐  No ☒

As of April 2, 2009, the Registrant had issued and outstanding 4,200,473,533 Class A common stock shares. The aggregate market value of the voting Common Stock (par value $.00001 per share) held by non-affiliates on June 30, 2008 (the last business day of our most recently completed second quarter) was $512,464 using the closing price on June 30, 2008.

PART I

Item 1.  Description of Business

Background

Trey Resources, Inc. (the “Company”), was incorporated as iVoice Acquisition 1, Inc. in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice, Inc. (“iVoice”). On April 24, 2003, we changed our corporate name from iVoice Acquisition 1, Inc. to Trey Industries, Inc. On September 5, 2003, we changed our corporate name to Trey Resources, Inc.  On February 13, 2004, Trey Resources, Inc. became an independent public company when all the shares owned by iVoice, Inc. were distributed to the iVoice shareholders.  In March 2004, Trey Resources, Inc. began trading on the NASD OTC Bulletin Board under the symbol TYRIA.OB.

Trey initially owned iVoice’s Automatic Reminder software business.  That software was sold in November 2004, and Trey is no longer engaged in the sale of Automatic Reminder software.   During 2004, we consummated business combinations with two companies that are consultants and value added resellers of financial accounting software to small and medium sized businesses.  One company is also the publisher of its own proprietary electronic data interchange (EDI) software.

In June 2004, Trey Resources’ wholly-owned subsidiary, SWK Technologies, Inc., completed a merger with SWK, Inc.  SWK, Inc. was a value added reseller and master developer for Sage Software’s MAS 90/200/500 financial accounting software, and was also the publisher of its own proprietary EDI software, “MAPADOC”.  As a result of the merger, SWK, Inc.’s shareholders were issued, in exchange for all of the common stock of SWK, Inc., 2,750,000 restricted shares of Trey Resources’ Class A Common Stock.

In November 2004, Trey Resources’ wholly-owned subsidiary, BTSG Acquisition Corp. completed the acquisition of certain assets of Business Tech Solutions Group, Inc.   Business Tech Solutions Group, Inc was a value added reseller for Sage Software’s BusinessWorks financial accounting software.  As a result of the merger, Business Tech Solutions Group, Inc.’s shareholder was issued, in exchange for selected assets of Business Tech Solutions Group, Inc., 648,149 restricted shares of Trey Resources’ Class A Common Stock.

On March 25, 2006, Trey Resources’ wholly-owned subsidiary, SWK Technologies, entered into an Asset Purchase Agreement and an Employment Agreement with Jodi Katz to consummate the acquisition of Wolen Katz Associates.  Wolen Katz is a value-added reseller of Sage Software’s category leading ABRA Human Resources Management Solution.

On June 2, 2006, Trey Resources’ wholly-owned subsidiary, SWK Technologies, Inc., executed an asset purchase agreement between and among AMP-Best Consulting, Inc. (“AMP-Best”), a New York Corporation, Patrick Anson, Crandall Melvin III and Michelle Paparo for acquisition of certain assets, the customer list and business name of AMP-Best. AMP-Best Consulting, Inc. is an information technology company and value added reseller of licensed accounting software published by Sage Software.  AMP-Best Consulting, Inc. sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, with special emphasis on companies located in the upstate New York region.  Terms of the agreement provided for a cash payment at closing of $85,000, issuance of a $380,000 promissory note to Crandall Melvin III, the issuance of 6,000,000 shares of Trey Resource’s Class A Common Stock and employment agreements for Patrick Anson, Crandall Melvin III and Michelle Paparo. Payments on the promissory note are to commence 120 days after the closing for a term of 5 years.

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

We differentiate ourselves from traditional software resellers through our wide range of value-added services, consisting primarily of programming, training, technical support, and other consulting and professional services. We also provide software customization, data migration, business consulting, and implementation assistance for complex design environments. Our strategic focus is to respond to our customers’ requests for interoperability and provide solutions that address broad, enterprise-wide initiatives.

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

Financial Accounting Software

The Company resells accounting software published by Sage Software, Inc. (Sage) for the financial accounting requirements of small and medium sized businesses focused on manufacturing and distribution, and the delivery of related services from the sales of these products, including installation, support and training. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to accounting, including financial reporting, accounts payable and accounts receivable, and inventory management.

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

Electronic Data Interchange (EDI) Software

We publish our own proprietary EDI software “MAPADOC.”  EDI can be used to automate existing processes, to rationalize procedures and reduce costs, and to improve the speed and quality of services. Because EDI necessarily involves business partners, it can be used as a catalyst for gaining efficiencies across organizational boundaries.

Our “MAPADOC” EDI solution is a fully integrated EDI solution that provides users of Sage Software’s market-leading MAS family of accounting software products with a feature rich product that is easy to use. “MAPADOC” provides the user with dramatically decreased data entry time, elimination of redundant steps, the lowering paper and postage costs, the reduction of time spent typing, signing, checking and approving documents and the ability to self-manage EDI and to provide a level of independence that saves time and money.

We market our “MAPADOC” solutions to our existing and new small and medium-sized business customers, and through a network of resellers.  As of December 31, 2008, we have a sales team and 5 technical specialists involved in marketing and supporting sales of the “MAPADOC” product and associated services.

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

We market the Radio Beacon solution to our existing and new medium-sized business customers. As of December 31, 2008, we have five salespeople and two technical specialists involved in marketing and supporting sales of the Radio Beacon product and associated services.

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

We also provide, as consultants, the information technology (IT) audit required by Section 404 of the Sarbanes Oxley Act of 2002. Section 404 (SOX 404) requires CEOs, CFOs, and outside auditors to attest to the effectiveness of internal controls for financial reporting.  To satisfy Section 404 requirements, CEO’s, CFO’s, and outside auditors must sign off on company’s internal controls. They need to know that the company can document its adherence to IT procedures and processes, and that IT processes supporting financial management systems are well controlled. Our qualified staff of certified network engineers and certified public accountants allows us to provide these audits to small and medium sized publicly traded corporations.  Our competition to render these services includes accounting firms and independent information technology consultants like ourselves.

Markets

Financial Accounting Software

In the financial accounting software market, we focus on providing enterprise solutions to small- and medium-sized businesses (“SMB”) with less than $100 million of annual revenue, primarily in the manufacturing and distribution industries.  The SMB market is comprised of thousands of companies in the New York region alone.

While several local and regional competitors exist in the various geographic territories where we conduct business, we have a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services. We are one of the larger Sage resellers in the United States.   While there are numerous national, regional, and local competitors that could be compared to us in scale, size, geographical reach, and target markets for the resale of Sage products, there is no one dominant competitor or dominant group of competitors with whom we compete for contracts or assignments on a regular basis.  There are also numerous competitors who publish and/or resell competing product lines, such as Microsoft’s Great Plains and Solomon accounting software.

Electronic Data Interchange Software

We publish and sell through a network of software resellers our proprietary EDI software, “MAPADOC”.  Electronic Data Interchange (EDI) is computer-to-computer communication of business documents between companies.  It is a paperless way to send and receive Purchase Orders, Invoices, etc.  EDI replaces human-readable documents with electronically coded documents. The sending computer creates the document and the receiving computer interprets the document.  Implementation of EDI streamlines the process of exchanging standard business transactions.   Companies save by eliminating people cost as well as the cost due to errors and double entry of data.   The transmissions are accomplished by connecting to a mailbox via a modem or the Internet.   The most common mailbox is a Value Added Network's (VAN) electronic mailbox.  Each user, identified by a unique EDI ID, accesses his mailbox to send and receive all EDI transactions.  To standardize the documents communicated between many companies, the Transportation Data Coordinating Committee, in 1975, published its first set of standards.

EDI standards are formats and protocols that trading partners agree to use when sending and receiving business documents.  Around 1979, The American National Standards Institute (ANSI) designated an accredited standards committee for EDI.  The standards continue to evolve to address the needs of the member companies.   “MAPADOC” complies with all current standards. The market for EDI continues to expand as big box retailers, such as Wal-Mart, Target, and K-Mart, insist their vendors utilize EDI in their business transactions. There are numerous companies with whom we compete in the SMB EDI marketplace, including True Commerce and Kissinger Associates.

Warehouse Management Systems

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

Customers

We market our products to private companies throughout the United States.  In the year ended December 31, 2008, the revenues generated by our top ten customers represented approximately seventeen percent (17%) of consolidated revenues, and no single customer accounted for ten percent or more of our consolidated revenues.

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

We own several trademarks registered with the U.S. Patent and Trademark Office, including “MAPADOC” and have a number of trademark applications pending. We have no patents or patent applications pending.

Employees

As of December 31, 2008, we had approximately 35 full time employees and one office in New Jersey, and two offices in New York. Approximately six of our employees are engaged in sales and marketing activities and approximately seventeen employees are engaged in service fulfillment.

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

Company Reports Filed with the U.S. Securities and Exchange Commission

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

Risk Factors

In addition to other information in this Annual Report on Form 10-K, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations

Forward Looking Statements - Cautionary Factors

This annual report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934 as amended. The statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms or other similar terminology. These forward-looking statements involve risks and uncertainties and other factors that may cause the actual results, performance or achievements to differ from any future results, performance or achievements expressed or implied by such forward-looking statements. Except for the historical information and statements contained in this Report, the matters and items set forth in this Report are forward looking statements that involve uncertainties and risks some of which are discussed at appropriate points in the Report and are also summarized as follows:

As of December 31, 2008 there was substantial doubt about our ability to continue as a going concern.  The Company may not be able to continue its operations and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2008, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern.  The Company did not generate sufficient cash flows from revenues during the year ended December 31, 2008 to fund its operations.  Also, as of December 31, 2008, the Company had negative net working capital of approximately $5.4 million.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have historically lost money.  For the years ended December 31, 2008 and 2007, we had net losses of $1,486,398 and $1,614,008, respectively, and net losses of $0.00 and $0.00 per share, respectively.  Future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems because our operations may not be profitable.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We cannot accurately forecast our future revenues and operating results, which may fluctuate.

Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results.  Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

s	the timing of sales of our products and services;
s	the timing of product implementation, particularly large design projects;
s	unexpected delays in introducing new products and services;
s	increased expenses, whether related to sales and marketing, product development, or administration;
s	deferral in the recognition of revenue in accordance with applicable accounting principles, due to the time required to complete projects;
s	the mix of product license and services revenue; and
s	costs related to possible acquisitions of technology or businesses.

We may fail to develop new products, or may incur unexpected expenses or delays.

Although we currently have fully developed products available for sale, we may also develop various new technologies, products and product features and may rely on them to remain competitive.  Due to the risks inherent in developing new products and technologies—limited financing, competition, obsolescence, loss of key personnel, and other factors—we may fail to develop these technologies and products, or may experience lengthy and costly delays in doing so.  Although we are able to license some of our technologies in their current stage of development, we cannot assure that we will be able to develop new products or enhancements to our existing products in order to remain competitive.

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

Because our financial accounting software, EDI software, and business consulting businesses are still evolving, we may experience the difficulties frequently encountered by companies in the early stage of development in new and evolving markets.  These difficulties include the following:

•	substantial delays and expenses related to testing and developing new products;
•	marketing and distribution problems encountered in connection with our new and existing products and technologies;
•	competition from larger and more established companies;
•	delays in reaching our marketing goals;
•	difficulty in recruiting qualified employees for management and other positions;
•	lack of sufficient customers, revenues and cash flow; and
•	limited financial resources.

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

As of March 31, 2009, Jerome R. Mahoney and Mark Meller, our Non-Executive Chairman of the Board of Directors and our President, respectively, collectively owned approximately 88% of our outstanding shares of our Class A common stock (assuming the conversion of outstanding debt into shares of Class A common stock and/or Class B common stock).  Mr. Mahoney and Mr. Meller may be able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock.  In addition, Mr. Mahoney and Mr. Meller are in a position to impede transactions that may be desirable for other stockholders.  They could, for example, make it more difficult for anyone to take control of us.

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

As of December 31, 2008, our Non-Executive Chairman of the Board of Directors, Jerome R. Mahoney, will have the right to convert $89,125 of indebtedness into 89,125 shares of Class B common stock of Trey Resources, which will be convertible into an indeterminable number of shares of Class A common stock of Trey Resources.  This could create, or appear to create, potential conflicts of interest when our Non-Executive Chairman is faced with decisions that could have different implications for Trey Resources.  Examples of these types of decisions might include any of the potential business acquisitions made by us or the resolution of disputes arising out of the agreements governing the relationship between iVoice and us following the distribution.  Also, the appearance of conflicts, even if such conflicts do not materialize, might adversely effect the public's perception of us following the distribution.  Furthermore, we do not have any formal procedure for resolving any such conflicts of interest if they do arise.

Our Securities

We do not expect to pay dividends in the foreseeable future.

We intend to retain any future earnings to finance the growth and development of our business.  Therefore, we do not expect to pay any cash dividends in the foreseeable future.  Any future dividends will depend on our earnings, if any, and our financial requirements.

Existing stockholders will experience significant dilution from our sale of shares under the YA Global f/k/a Cornell Capital Partners) Debentures.

The sale of shares of Class A Common Stock pursuant to the terms of the YA Global (f/k/a Cornell Capital Partners) Debentures will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our Class A Common Stock could decline. In addition, for a given advance, we will need to issue a greater number of shares of Class A Common Stock under the YA Global (f/k/a Cornell) Debentures as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution. [See “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis or Plan of Operation.]

The investors holding our convertible debentures will pay less than the then-prevailing market price of our Class A Common Stock.

The Class A Common Stock to be issued under the YA Global (f/k/a Cornell) Debentures will be issued at ninety percent (90%) of the lowest Closing Bid Price of the Common Stock during the thirty (30) days trading days immediately preceding the Conversion Date, as quoted by Bloomberg, LP. These discounted sales could cause the price of our Class A Common Stock to decline.

Further, because the investor under the YA Global (f/k/a. Cornell) Debentures will acquire our Class A Common Stock at a discount, it will have an incentive to sell immediately in order to realize a gain on the difference. This incentive to sell immediately into the public market to realize a gain on the difference accelerates if the market price of our Class A Common Stock declines.  [See “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis or Plan of Operation.]

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

The sale of our Class A Common Stock issuable upon conversion of the YA Global (f/k/a Cornell) Debentures could encourage short sales by third parties, which could contribute to the further decline of our stock price.

The significant downward pressure on the price of our Class A Common Stock caused by the sale of material amounts of Class A Common Stock under the YA Global (f/k/a Cornell) Debentures could encourage short sales by third parties. Such an event could place further downward pressure on the price of our Class A Common Stock.

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

Our Class A common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our Class A common stock by reducing the number of potential investors.  This may make it more difficult for investors in our Class A common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.  Penny stocks are stock:

•	With a price of less than $5.00 per share
•	That are not traded on a "recognized" national exchange;
•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or
•
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

We have reserved for issuance shares of our Class A common stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding.  Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Class A common stock

Item 2. Description of Property

We do not own any real property for use in our operations or otherwise.  On June 10, 2005, we consolidated our two New Jersey offices and moved into 6,986 square feet of space at 5 Regent Street, Livingston, NJ  07039 at a monthly rent of $7,423.    Effective March 15, 2005, we entered into a lease for 621 square feet of space at 900 Walt Whitman Road, Melville, NY 11747 at a monthly rent of $932. We terminated this lease in February 2008. On June 2, 2006, the Company entered into a two-year lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $1,800. On June 2, 2006, the Company entered into a one-year lease, with variable extension, for office space at 2448 Union Road, Buffalo, NY at a monthly rent of $157.  Such lease expires in November 2009.   We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose.  We also believe that our insurance coverage adequately covers our interest in our leased space.  We have a good relationship with our landlords.  We believe that these facilities will be adequate for the foreseeable future.

Our executive offices are located at 5 Regent Street, Suite 520, Livingston, NJ  07039 and our telephone number is (973) 758-9555.

Item 3. Legal Proceedings

We are subject to litigation from time to time arising from our normal course of operations.  Currently, there are no open litigation matters relating to our products, product installations or technical services provided.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our Class A common stock, $0.00001 par value, is quoted on the NASD OTC Bulletin Board under the symbol “TYRIA.”  The following table shows the high and low closing prices for the periods indicated.

	High	Low
2007

First Quarter	$0.0056	$0.0023
Second Quarter	$0.0025	$0.0004
Third Quarter	$0.0007	$0.0002
Fourth Quarter	$0.0004	$0.0001

2008

First Quarter	$0.000187	$0.000125
Second Quarter	$0.000125	$0.000125
Third Quarter	$0.000187	$0.000100
Fourth Quarter	$0.000125	$0.000100

Holders of Common Equity

As of April 2, 2009, the number of record holders of our common shares was approximately 694.

Dividend Information

To date, the Company has never paid a cash dividend. We have no plans to pay any dividends in the near future.  We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

Sales of Unregistered Securities

In the year ending December 31, 2008, the Company issued the following securities pursuant to various exemptions from registration under the Securities Act of 1933.

For the year ended December 31, 2008, the Company issued 986,111,111 shares of its Class A common stock to YA Global (f/k/a Cornell Capital Partners) pursuant to certain convertible debenture agreements.

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

Description of Securities

Pursuant to our certificate of incorporation, as amended, we are authorized to issue up to: 10,000,000,000 shares of Class A common stock, par value $0.00001 per share; 50,000,000 shares of Class B common stock, par value $.00001 per share; 20,000,000 shares of Class C common stock, par value $0.00001; and 1,000,000 shares of preferred stock, par value of $1.00 per share.  Below is a description of Trey Resources’ outstanding securities, including Class A common stock, Class B common stock, options, warrants and debt.

Class A Common Stock

Each holder of our Class A Common Stock is entitled to one vote for each share held of record. Holders of our Class A Common Stock have no preemptive, subscription, conversion, or redemption rights. There are 10,000,000,000 shares authorized and 4,105,473,533 issued and outstanding at December 31, 2008.  Upon liquidation, dissolution or winding-up, the holders of Class A Common Stock are entitled to receive our net assets pro rata. Each holder of Class A Common Stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our Common Stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

Class B Common Stock

Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. Holders of Class B Common Stock are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. There are 50,000,000 shares authorized and there were no shares issued and outstanding as of December 31, 2008. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

Class C Common Stock

Each holder of our Class C Common Stock is entitled to 1 vote for each 1,000 shares held of record. Holders of our Class C Common Stock have no preemptive, subscription, conversion, or redemption rights. Shares of Class C Common Stock are not convertible into Class A Common Stock. There are 20,000,000 shares authorized and there were no shares issued and outstanding as of December 31, 2008. Upon liquidation, dissolution or winding-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

Preferred Stock

Trey filed an amendment to its certificate of incorporation, authorizing the issuance of 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2008, Trey has not issued any shares of Preferred Stock.

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

•	the number of shares constituting that series and the distinctive designation of that series;

•
the dividend rate on the shares of that series, whether dividends are cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

•	whether that series has voting rights, in addition to voting rights provided by law, and, if so, the terms of those voting rights;

•
whether that series has conversion privileges, and, if so, the terms and conditions of conversion, including provisions for adjusting the conversion rate in such events as our board of directors determines;

•
whether or not the shares of that series are redeemable, and, if so, the terms and conditions of redemption, including the dates upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

•	whether that series has a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of that sinking fund;

•
the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of Trey, and the relative rights of priority, if any, of payment of shares of that series; and

•	any other relative powers, preferences and rights of that series, and qualifications, limitations or restrictions on that series.

If we liquidate, dissolve or wind up our affairs, whether voluntarily or involuntarily, the holders of Preferred Stock of each series will be entitled to receive only that amount or those amounts as are fixed by the certificate of designations or by resolution of the board of directors providing for the issuance of that series.

Options and Stock Awards

During the fiscal year ended December 31, 2004, the Company adopted the Trey Resources, Inc. 2004 Stock Incentive Plan (the “Stock Incentive Plan”) to:  (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents the Company and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders. The Board of Directors authorized the issuance of up to 2.4 million shares of Class A common stock under the Stock Incentive Plan. In 2005, the Board of Directors amended this plan to increase the authorized number of shares to 20 million Class A Common Stock.  In 2007, the Board of Directors amended this plan to increase the authorized number of shares to 87.9 million Class A Common Stock.

During the fiscal year ended December 31, 2007, the Company adopted the Trey Resources, Inc. 2007 Consultant Stock Incentive Plan (the “Consultant Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents ("Eligible Participants") of Trey Resources, Inc. ("the Company") and its subsidiaries; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company's stockholders.  Total shares issuable under this plan may not exceed twenty (20) percent of the issued and outstanding shares of the Company’s Class A Common Stock.

No securities were issued pursuant to the 2004 Plan and 2007 Plans for the year ended December 31, 2008.

During 2007, the following securities were issued pursuant to Stock Incentive and Consultant Plans:

•	At various times during the year ended December 31, 2007, the Company issued the aggregate of 2,500,000 and 175,866,802 for consultant and professional services rendered, respectively.

•	At various times during the year ended December 31, 2007, the Company issued the aggregate of 170,000,000 shares of Class A common stock for compensation and bonuses to SWK employees.

During the fiscal year ended December 31, 2004, and as amended, the Company adopted the Trey Resources, Inc. 2004 Directors’ and Officers’ Stock Incentive Plan (the "Directors’ and Officers’ Plan") is to (i) provide long-term incentives and rewards to officers and directors the Company and its subsidiaries; (ii) assist the Company in attracting and retaining officers and directors with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such officers and directors with those of the Company's stockholders.  The Board of Directors authorized the issuance of up to 2.4 million shares of Class A common stock under the Directors’ and Officers’ Plan.  In 2005, the Board of Directors amended this plan to increase the authorized number of shares to 20 million Class A Common Stock.

No securities were issued pursuant to the 2004 D&O Plan for the year ended December 31, 2008.

During 2007, the following securities were issued pursuant to this Plan:

s  At various times during the year ended December 31, 2007, the Company issued 170,000,000 shares of Class A common stock for repayment of accrued salaries for two officers of the Company.

Item 7. Management’s Discussion and Analysis or Plan of Operation

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance.  We use words such as we “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements.  You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements.  We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.

This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements included in this filing.

Overview

With the acquisition of SWK in 2004, the Board of Directors decided that Trey will focus on the business software and information technology consulting market, and is looking to acquire other companies in this industry.  SWK Technologies, Inc., Trey’s wholly owned subsidiary and the surviving company from the acquisition and merger with SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software published by Sage Software.  SWK Technologies also publishes its own proprietary supply-chain software, the Electronic Data Interchange (EDI) solution “MAPADOC.”  SWK Technologies sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

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

December 31, 2008 compared to December 31, 2007

Since the acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey are derived from the sales and service of Sage Software and MAPADOC products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

Revenues for the year ended December 31, 2008 increased $346,086 (4.7%) to $7,724,295 as compared to sales of $7,378,209 for the year ended December 31, 2007. These sales were all generated by the Company’s operating subsidiary, SWK Technologies (“SWKT”).  This increase is primarily due to increased focus by management on marketing and sales across all its product lines. However, due to the current economic downturn, there can be no assurance that sales increases will continue in 2009.

The gross profit for the year ended December 31, 2008 increased $166,700 (6.5%) to $2,731,897 as compared to a gross profit of $2,565,197 for the year ended December 31, 2007. The increase in gross profit in primarily attributed to the increase in sales. The mix of products being sold by the company changes from time to time, and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases. There was no significant variation in the gross margin percentage for the year ended December 31, 2008 as compared to the year ended December 31, 2007. Gross profit as a percentage of sales was 35.4% for the year ended December 31, 2008 as compared to 34.8% for the year ended December 31, 2007.

Total operating expenses decreased $263,169 (7.4%) to $3,309,590 for the year ended December 31, 2008 as compared to $3,572,759 for the year ended December 31, 2007. This decrease is primarily attributed to management’s efforts to reduce expenses in all areas.

Total other income (expense) for the year ended December 31, 2008 was an expense of $908,705 as compared to an expense of $606,446 for the year ended December 31, 2007, an increase of $302,259. The increase in other expenses primarily reflects an increase in loss on revaluation of derivatives of $1,568,041 offset partially by lower amortization of discount on debt conversion of $900,075.

Net loss for the year ended December 31, 2008 was $1,486,398 as compared to net loss of $1,614,008 for the year ended December 31, 2007. The change in net loss of was the result of the factors discussed above.

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

To date, Trey has incurred substantial losses, and will require financing for working capital to meet its operating obligations. While the current cash provided by operations has been positive (see below), we will subsequently need to raise additional capital to fund our future operations. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (n/k/a/ YA Global Investments “YA Global”).  Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures.  The debentures were due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the YA Global debentures at December 31, 2008 is $1,559,100 for principal and $429,780 for interest. As of December 31, 2008, the Company is in default of all the YA Global debentures and is currently in negotiations with YA Global to cure the default.

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

In the year ended December 31, 2008, SWK Technologies, Inc. drew down $290,000 and repaid $325,000 on its line of credit with Bank of America f/k/a Fleet National Bank. The secured line of credit bears interest at prime plus 1% per annum, which can change with the changes in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Bank of America. This line of credit is also fully guaranteed by the Company. As of December 31, 2008, the outstanding balance payable to Bank of America was $-0-, and there remains $250,000 of borrowing availability.

During the year ended December 31, 2008, Trey had a net increase in cash of $273,599.  Trey’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities.  For the year ended December 31, 2008, the Company provided  $562,963 in cash from operating activities as compared to cash used for operating activities of $542,857 for the year ended December 31, 2007. This increase in primarily attributed to the increase in accounts payable and accrued expenses. Management has been keeping tight control on the cash and expenses and has been leveraging their funding needs through related party accounts.

Cash provided by investing activities. Investing activities for the year ended December 31, 2008 provided cash of $46,668 from cash redemptions of the notes receivable offset partially by purchases of property and equipment. For the year ended December 31, 2007, cash provided by investing activities totaled $132,813. During 2007, the Company used $115,904 for the purchase and upgrade of computers and network equipment, and business acquisition costs, offset by $248,717 net proceeds realized from the sale of securities.

           Cash provided by financing activities. Financing activities in the year ended December 31, 2008 used a total of $336,032 in cash as compared to providing $183,050 of cash for the year ended December 31, 2007. This decline in cash used in financing activities is the result of lower proceeds from notes payable, convertible debentures and capital leases of $781,650. This was offset by repayments of related party loans of $77,617, and repayments on the SWKT line of credit and repayment of capital leases of $520,983.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory obsolescence, intangible assets, payroll tax obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies, revenue recognition and software costs, related to what we believe are most critical to our business operations and are discussed throughout Management’s Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

Revenue Recognition

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

Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as other expense or other income, respectively. The financial statements for the period include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures with YA Global Investments (f/k/a/Cornell Capital Partners).

Accounts receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on customer payment and current credit worthiness, as determined by review of their current credit information.  The Company continuously monitors credits and payments from its customers and maintains provision for estimated credit losses based on its historical experience and any specific customer issues that have been identified.  While such credit losses have historically been within our expectation and the provision established, the Company cannot guarantee that it will continue to receive positive results.

Impact of Recent Accounting Pronouncements

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosures of the methods used and the effect on earnings.

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

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 15 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 will be effective beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAC No 141(R), “Business Combinations.”  This statement provides new accounting guidance and disclosure requirements for business combinations.  SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008. The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements.”  This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements.  EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December15, 2008.  The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.

During May of 2008, The FASB issued FASB Staff Position 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”).  FSP 14-1 requires the proceeds from the issuance of convertible debt be allocated between a debt component and an equity component.  The debt component will be measured based on the fair value of similar debt without an equity conversion feature, and the equity component will be determined as the residual of the fair value of the debt deducted from the original proceeds received.  The resulting discount on the debt component will be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense.  FSP 14-1 is effective for fiscal years beginning after December 15, 2008, and is applied retrospectively to all periods presented.  The Company is currently evaluating the impact of this FSP on its financial statements.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of FAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF will not have a material effect on our financial statements.

Off Balance Sheet Arrangements

During fiscal 2008, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 8. Financial Statements

The financial statements and notes of this Form 10-K appear after the signature page to this Form 10-K.

Item 9A (T). Controls and Procedures

Evaluation of disclosure controls and procedures

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Annual Report on Form 10-K were not effective for the following reasons:

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report. Our registered public accounting firm will be required to attest to our management's assessment of internal control over financial reporting beginning with our annual report for the year ended December 31, 2009.

Changes in internal controls

Management of the Company has evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year covered by this Annual Report on Form 10-K. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, other than what has been reported above.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Company has two directors and one principal officer. Listed below is certain information concerning individuals who currently serve as directors and executive officers of the Company.

			Period Served as
Name	Age	Position	Officer\Director
Jerome R. Mahoney	49	Non-Executive	1-1-03 to present
		Chairman of the Board of Directors

Mark Meller	49	President,	9-15-03 to present
		Chief Executive Officer, Chief Financial Officer and Director

John C. Rudy	62	Director	6-9-05 to 5-7-08

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

Mark Meller. Mr. Meller has been the President, Chief Financial Office and Director since September 15, 2003, and was further appointed Chief Executive Officer on September 1, 2004.  From October 2004 until February 2007, Mr. Meller was the President, Chief Executive Officer, Chief Financial Officer and Director of Deep Field Technologies, Inc. Since December 15, 2004, Mr. Meller has been the President, Chief Executive Officer, Chief Financial Officer and Director of MM2 Group, Inc. From August 29, 2005 until August 2006, Mr. Meller was the President, Chief Executive Officer and Chief Financial Officer of iVoice Technology, Inc. Since 1988, Mr. Meller has been Chief Executive Officer of Bristol Townsend & Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc, a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs (LBO’s). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

John C. Rudy. Mr. Rudy has been our outside Board Member since June 9, 2005 and is the Chairman of The Audit Committee. Mr. Rudy's financial and business operations career spans more than 35 years and covers a broad spectrum of industries. Since 1992, Mr. Rudy has been President of Beacon Consulting Associates, a firm of business consultants and accountants, with the objective of providing “big business” financial, marketing and business strategy skills to middle market businesses. From 1990 through 1992, he headed Coopers & Lybrand's Turnaround Services practice for the New York Metropolitan area. Prior to that, he was a Principal in a leveraged buyout firm and served as Chief Financial Officer of Plymouth Lamston Stores Corporation, a chain of women’s ready-to-wear stores and a chain of hard goods variety stores. Mr. Rudy holds an MBA degree from Emory University in Atlanta, Georgia, and is a Certified Public Accountant in New York State.  On May 07, 2008, John C. Rudy resigned his position as Director with the Company.

The Company does not have a standing nominating committee or a committee performing similar functions as the Company’s Board of Directors consists of only two members and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors. Both members of the Board of Directors participate in the consideration of director nominees.

There are no agreements or understandings for the officer or directors to resign at the request of another person and the above-named officers are not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended December 31, 2008, the Company has an audit committee in place and has one non-executive member of the Board of Directors.

For the year ended December 31, 2008, the Board held one meeting.

AUDIT COMMITTEE

During 2008, Jerome Mahoney served on the Audit Committee for the full year and John Rudy served on the Audit Committee until his resignation on May 7, 2008. The Audit Committee currently consists of Mr. Mahoney. and Knef, with Mr. Mahoney serving as the Chairman of the Committee. The Audit Committee has no independent members and no member that may deemed a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Due to the Company's limited operating history, it cannot attract a financial expert to sit on its Board of Directors. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the member of the Audit Committee is not engaged in the practice of auditing or accounting. The Audit committee did not meet in 2008. The Board of Directors approved an Audit Committee Charter. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

 The Audit Committee has one independent member and one member that may be deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended.  Management is responsible for the Company’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States and to issue a report thereon and as to management’s assessment of the effectiveness of internal controls over financial reporting. The Audit Committee’s responsibility is to monitor and oversee these processes, although the members of the Audit Committee are not engaged in the practice of auditing.  The Audit Committee met once in 2007. The Board of Directors approved an Audit Committee Charter on March 23, 2006. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee’s report submitted to the Board of Directors for the fiscal year ended December 31, 2008.  The Audit Committee has:

•  reviewed and discussed the Company’s audited financial statements with management and Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered accounting firm;
•  discussed with Bagell, Josephs, Levine & Company, L.L.C. the matters required to be discussed by Statement on Auditing Standards No. 114, as may be modified or supplemented; and
•  received from Bagell, Josephs, Levine & Company, L.L.C. the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors’ independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
Jerome Mahoney, Non-executive Chairman of the Board

The Audit Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under these acts.

Section 16(a) Beneficial Ownership Reporting Compliance

No person who was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to section 12 (“Reporting Person”) failed to file on a timely basis the necessary reports, on Forms 3, 4, or 5, as required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company's periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K.

Item 11. Executive Compensation

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

Name and Position(s)	Year	Salary($)		Bonus(2)	Stock Awards	All Other Compensation	Total Compensation
Jerome R. Mahoney (1)
Non-Executive	2008	$289,892	(2)	$2,500	$0	$0	$292,392
Chairman of the Board	2007	$263,538	(2)	$1,500	$0	$0	$265,038
Of Directors

Mark Meller (4)	2008	$271,225	(5)	$2,500	$0	$0	$273,725
President, Chief	2007	$246,568	(5)	$1,500	$0	$0	$248,068
Executive Officer,
Chief Financial Officer and Director

Summary Compensation Table

(1)
Mr. Mahoney has been serving as our Non-Executive Chairman of the Board since January 1, 2003. Mr. Mahoney’s employment contract is for a term of five-years at a base salary of $180,000 in the first year with annual increases based on the Consumer Price Index every year thereafter.

(2)	$160,176 was accrued and unpaid in fiscal year 2008.

(3)	$111,664 was accrued and unpaid in fiscal year 2007.

(4)
Mr. Meller served as our President, Chief Executive Officer and Chief Financial Officer since September 13, 2003. Mr. Meller employment contract is for a term of five-years at a base salary of $180,000 in the first year with annual increases based on the Consumer Price Index every year thereafter.

(5)	$140,508 was accrued and unpaid in fiscal year 2008.

(6)	$94,694 was accrued and unpaid in fiscal year 2007.

Compensation of Directors

Effective May 20, 2005, Mr. Rudy was paid $3,000 per quarter in cash and/or Trey stock for his services until his resignation on May 7, 2008. Prior to this date, we did not have any arrangements to provide compensation to our non-employee directors.

The following table sets forth compensation information for services rendered by our non-employee directors during the year ended December 31, 2008.  The following information includes the dollar value of fees earned or paid in cash and certain other compensation, if any, whether paid or deferred.  Our directors did not receive any bonus, stock awards, option awards, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last completed fiscal year.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total Compensation ($)

John C. Rudy(2)	$4,000	$0	$4,000

(1)	Mr. Mahoney had served as our Non-Executive Chairman of the Board since January 1, 2003. His compensation during that period is included in the Executive Compensation Summary Table.

(2)	Mr. Rudy served as our outside director since June 9, 2005 at a fee of $12,000 per year until his resignation on May 7, 2008.

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

Mr. Mahoney and Mr. Meller have agreed to defer the receipt of the $350,000 payments owed to each of them for the successful completion of the spin-off, plus any accrued but as yet unpaid salary, bonus, or benefits, until management believes it has sufficient liquidity and capital resources to fund these obligations. They have each agreed, however, to accept payment or partial payment, from time to time, in the form of the Company’s Class A Common Stock and/or the Company’s Class B Company Stock, at such time as the Board of Directors determines to issue such shares in satisfaction of these accrued liabilities.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of April 1, 2009 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group.  As of April 1, 2009 there were a total of 4,200,473,533 shares of Class A common stock outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote.  The column entitled “Percentage of Total Voting Stock” shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of April 1, 2009, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Ownership of Common Stock

		Common Stock Beneficially Owned
Name/Address	Title of Class	Number		Percent
Jerome R. Mahoney (Chairman)	Class A Common Stock	18,840,945,745	(1)	82.0%
c/o Trey Resources, Inc.
5 Regent Street, Suite 520
Livingston, New Jersey 07039

Mark Meller (President)	Class A Common Stock	12,426,631,181	(2)	86.9%
c/o Trey Resources, Inc.
5 Regent Street, Suite 520
Livingston, New Jersey 07039

Directors and executive officer as a group	Class A Common Stock	31,267,576,926		83.8%

____________________________________

(1)
Includes a) 16,097,993,389 shares of our Class A common stock issuable upon conversion of $965,879 due to related party accounts with Mr. Mahoney and (b) 2,737,189.167 shares of our Class A common stock issuable upon conversion of a promissory note assumed on February 11, 2004. These figures assume that Class B Common Stock is issued to satisfy these obligations, and such Class B Common Stock shares are subsequently converted to shares of Class A Common Stock.  Note balance of $164,231 includes principle and interest through 12/31/08. Pursuant to such promissory note, Mr. Mahoney may, at any time, convert amounts owed to him for monies loaned thereunder and interest thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such note, or (iii) payment of the principal of the note, before any repayment of interest. Also includes 5,763,189 shares held

(2)
Includes 10,094,816,667 shares of our Class A common stock issuable upon conversion of $605,689 due to related party accounts with Mr. Meller. These figures assume that Class B Common Stock is issued to satisfy these obligations, and such Class B Common Stock shares are subsequently converted to shares of Class A Common Stock. Pursuant to an  agreement between the Company and Mr. Meller, Mr. Meller may, at any time, convert amounts owed to him for monies thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such amounts due.

Securities Authorized For Issuance Under Equity Compensation Plans

During the fiscal year ended December 31, 2004, the Company adopted the Trey Resources, Inc. 2004 Stock Incentive Plan and thereafter re-adopted as the Amended and Restated Trey Resources, Inc. 2004 Stock Incentive Plan (the “Stock Incentive Plan”) to:  (i) provide long-term incentives and rewards to employees, independent contractors or agents the Company and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, independent contractors or agents with those of the Company's stockholders.  Total shares issuable under Stock Incentive Plan may not exceed twenty (20) percent of the issued and outstanding shares of the Company’s Class A Common Stock. As of December 31, 2008, the Stock Incentive Plan was authorized to issue up to 200 million shares of Class A Common Stock and an aggregate of 120 million shares have been issued pursuant to the Stock Incentive with 80 million shares authorized, but unissued.  As of December 31, 2008, there were 75,000 options and warrants to purchase 7,000,000 shares of Class A common stock outstanding.  No shares were awarded in the fiscal year ended December 31, 2008 pursuant to the Stock Incentive Plan and 90 million Class A Common Stock shares were awarded in fiscal 2007.

During the fiscal year ended December 31, 2004, the Company adopted the Trey Resources, Inc. 2004 Directors’ and Officers’ Stock Incentive Plan and thereafter re-adopted the Amended and Restated Trey Resources, Inc. 2004 Directors’ and Officers’ Stock Incentive Plan (the “Directors’ and Officers’ Stock Incentive Plan”) to:  (i) provide long-term incentives and rewards to officers and directors of the Company and its subsidiaries; (ii) assist the Company in attracting and retaining officers and directors; and (iii) associate the interests of such officers and directors with those of the Company's stockholders.  Total shares issuable under Directors’ and Officers’ Stock Incentive Plan may not exceed twenty (20) percent of the issued and outstanding shares of the Company’s Class A Common Stock. As of December 31, 2008, the Directors’ and Officers’ Stock Incentive Plan was authorized to issue up to 200 million shares of Class A Common Stock and an aggregate of 120 million shares have been issued pursuant to the Directors’ and Officers’ Stock Incentive with 80 million shares authorized, but unissued.  No shares were awarded in the fiscal year ended December 31, 2008 pursuant to the Directors’ and Officers’ Stock Incentive Plan and 90 million Class A Common Stock shares were awarded in fiscal 2007.

During the fiscal year ended December 31, 2007, the Company adopted the Trey Resources, Inc. 2007 Consultant Stock Incentive Plan (the “Consultant Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents ("Eligible Participants") of Trey Resources, Inc. ("the Company") and its subsidiaries; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company's stockholders.  Total shares issuable under this plan may not exceed twenty (20) percent of the issued and outstanding shares of the Company’s Class A Common Stock. As of December 31, 2008, the Consultant Plan was authorized to issue up to 200 million shares of Class A Common Stock and an aggregate of 120 million shares have been issued pursuant to the Directors’ and Officers’ Stock Incentive with 80 million shares authorized, but unissued.  No shares were awarded in the fiscal year ended December 31, 2008 pursuant to the Directors’ and Officers’ Stock Incentive Plan and 120 million Class A Common Stock shares were awarded in fiscal 2007.

The following table sets forth information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

Equity Compensation Plan

All compensation plans previously approved by security holders; and
All compensation plans not previously approved by security holders

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	0		$0.00	0
Equity compensation plans not approved by security holders	3,075,000	(1,2)	$0.016	240,000,000	(3)
Total	3,075,000		$0.016	240,000,000
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

(3)
Represents the balance of 80 million shares authorized and unissued each under the Amended and Restated Trey Resources, Inc. 2004 Stock Incentive Plan, the Amended and Restated Trey Resources, Inc. 2004 Directors’ and Officers’ Stock Incentive Plan and the Trey Resources, Inc. 2007 Consultant Stock Incentive Plan

Item 13. Certain Relationships and Related Transactions

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

See Notes 8 and 9 to the Financial Statements for information related to the employment agreements between Jerome Mahoney and Mark Meller.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2008, the outstanding balance to Mr. Berman was $1,510.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey. On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc. The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217. At December 31, 2008, the outstanding balance to Ms. Berman was $1,510.

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

Item 14.    Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company’s independent auditors for the years ended December 31, 2008 and December 31, 2007 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2008	2007
Audit Fees	$27,000	$25,000

Audit - Related Fees	-	-

Tax fees	$5,000	$3,500

All Other Fees	-	$13,430

Total	$32,000	$41,930

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee in accordance with its procedures.

Item 15. Exhibits

(a)           Exhibits

No.	Description
3.1	Third Amended and Restated Certificate of Incorporation incorporate by reference herein by reference to Exhibit 3.1to the Form 10-QSB for the period ended June 30, 2004.

3.2	By-laws of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 10-QSB for the period ended March 31, 2003.

4.1	Amended and Restated Trey Resources, Inc. 2004 Stock Incentive Plan previously filed with the Commission.

4.2	Amended and Restated Trey Resources, Inc. Directors’ and Officers’ 2004 Stock Incentive Plan previously filed with the Commission.

4.3	Trey Resources, Inc. 2007 Consultant Stock Incentive Plan previously filed with the Commission.

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

10.3
Trey Resources, Inc., f/k/a iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Elma S. Foin (incorporated herein by reference to Exhibit 4.2of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

10.4
Trey Resources, Inc., f/k/a iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Darryl A. Moy (incorporated herein by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

10.5
Trey Resources, Inc., f/k/a iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Henry Tyler (incorporated herein by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

10.6	Trey Resources, Inc. 7.5% Secured Convertible Debenture, for a value of $600,000, due December 30, 2007 to Cornell Capital Partners, LP. previously filed with the Commission.

10.7	Trey Resources, Inc. 7.5% Secured Convertible Debenture, for a value of $1,159,047, due December 30, 2007 to Cornell Capital Partners, LP. previously filed with the Commission.

10.8	SWK Technologies, Inc. secured line of credit with Bank of America f/k/a Fleet National Bank previously filed with the Commission previously filed with the Commission.

10.09	Security Agreement dated August 1, 2005 by and between SWK Technologies, Inc. and Bank of America, N.A. previously filed with the Commission.

10.10	Amended and Restated Security Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc. previously filed with the Commission.

10.11	Employment Agreement, dated March 1, 2005, between SWK Technologies, Inc., and Andrew Rudin previously filed with the Commission.

10.12	Amendment No. 1 dated March 25, 2005 to the Employment Agreement dated March 1, 2005 by and among SWK Technologies, Inc., Trey Resources, Inc. and Andrew Rudin previously filed with the Commission.

10.13	Lease dated April 8, 2005 by and between SWK Technologies, Inc., a wholly owned subsidiary of Trey Resources, Inc. and Five Regent Park Associates previously filed with the Commission.

10.14	Promissory Note dated June 1, 2006 for the sum of $380,000 payable to Crandall Melvin III previously filed with the Commission.

10.15	Lease Agreement date June 1, 2006 by and between SWK Technologies, Inc. and Crandall Melvin III previously filed with the Commission.

10.17	Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Patrick J. Anson previously filed with the Commission.

10.18	Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Crandall Melvin III previously filed with the Commission.

10.19	Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Michelle A. Paparo previously filed with the Commission.

14.1	Code of Ethics incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

31.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

* Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Trey Resources, Inc.

Date: April 6, 2009	By:	/s/ MARK MELLER
Mark Meller
President, Chief Executive Officer, Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mark Meller	April 6, 2009
Mark Meller
President, Chief Executive Officer,
Chief Financial Officer and Director

By:	/s/ Jerome R. Mahoney	April 6, 2009
Jerome R. Mahoney
Non-executive Chairman of the Board

INDEX OF EXHIBITS

No.	Description

3.1	Third Amended and Restated Certificate of Incorporation incorporate by reference herein by reference to Exhibit 3.1to the Form 10-QSB for the period ended June 30, 2004.

3.2	By-laws of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 10-QSB for the period ended March 31, 2003.

4.1	Amended and Restated Trey Resources, Inc. 2004 Stock Incentive Plan previously filed with the Commission.

4.2	Amended and Restated Trey Resources, Inc. Directors’ and Officers’ 2004 Stock Incentive Plan previously filed with the Commission.

4.3	Trey Resources, Inc. 2007 Consultant Stock Incentive Plan previously filed with the Commission.

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

10.3
Trey Resources, Inc., f/k/a iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Elma S. Foin (incorporated herein by reference to Exhibit 4.2of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

10.4
Trey Resources, Inc., f/k/a iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Darryl A. Moy (incorporated herein by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

10.5
Trey Resources, Inc., f/k/a iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Henry Tyler (incorporated herein by reference to Exhibit 4.2 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

10.6	Trey Resources, Inc. 7.5% Secured Convertible Debenture, for a value of $600,000, due December 30, 2007 to Cornell Capital Partners, LP. previously filed with the Commission.

10.7	Trey Resources, Inc. 7.5% Secured Convertible Debenture, for a value of $1,159,047, due December 30, 2007 to Cornell Capital Partners, LP. previously filed with the Commission.

10.8	SWK Technologies, Inc. secured line of credit with Bank of America f/k/a Fleet National Bank previously filed with the Commission previously filed with the Commission.

10.09	Security Agreement dated August 1, 2005 by and between SWK Technologies, Inc. and Bank of America, N.A. previously filed with the Commission.

10.10	Amended and Restated Security Agreement dated December 30, 2005 between Cornell Capital Partners, LP and Trey Resources, Inc. previously filed with the Commission.

10.11	Employment Agreement, dated March 1, 2005, between SWK Technologies, Inc., and Andrew Rudin previously filed with the Commission.

10.12	Amendment No. 1 dated March 25, 2005 to the Employment Agreement dated March 1, 2005 by and among SWK Technologies, Inc., Trey Resources, Inc. and Andrew Rudin previously filed with the Commission.

10.13	Lease dated April 8, 2005 by and between SWK Technologies, Inc., a wholly owned subsidiary of Trey Resources, Inc. and Five Regent Park Associates previously filed with the Commission.

10.14	Promissory Note dated June 1, 2006 for the sum of $380,000 payable to Crandall Melvin III previously filed with the Commission.

10.15	Lease Agreement date June 1, 2006 by and between SWK Technologies, Inc. and Crandall Melvin III previously filed with the Commission.

10.17	Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Patrick J. Anson previously filed with the Commission.

10.18	Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Crandall Melvin III previously filed with the Commission.

10.19	Employment Agreement dated June 1, 2006 by and between SWK Technologies, Inc. and Michelle A. Paparo previously filed with the Commission.

14.1	Code of Ethics incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.

31.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.

* Filed herewith

TREY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

Bagell, Josephs, Levine & Company, LLC
406 Lippincott Drive, Suite J, Marlton, NJ 08053
Tel: 856.355.5900  Fax: 856.396.0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
TREY RESOURCES, INC.
Livingston, New Jersey

We have audited the accompanying consolidated balance sheets of Trey Resources, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trey Resources, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of December 31, 2008 and 2007 have been prepared assuming the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Bagell, Josephs, Levine & Company, LLC
Marlton, New Jersey
March 27, 2009

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$420,042	$146,443
Accounts receivable, net of allowance for
doubtful accounts of $163,193 and $147,647, respectively	566,084	687,282
Inventory	34,565	45,647
Notes receivable	-	66,471
Prepaid expenses and other current assets	73,599	106,722

Total current assets	1,094,290	1,052,565

PROPERTY AND EQUIPMENT, net	191,451	270,177

OTHER ASSETS
Intangible assets, net of accumulated amortization of $491,520 and
$294,550, respectively	101,711	298,681
Deposits and other assets	25,105	32,267

Total other assets	126,816	330,948

TOTAL ASSETS	$1,412,557	$1,653,690

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,
	2008	2007
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,860,610	$1,385,998
Due to related parties	1,711,477	1,408,393
Current portion of convertible debentures payable, net of discounts of
$-0- and $73,393, respectively	1,574,100	1,603,207
Derivative liability	857,236	216,497
Current portion of notes payables and capital leases	92,828	83,550
Line of credit	-	185,000
Warrant liability	75,450	75,450
Notes payable to related parties	321,063	407,112
Deferred revenue	174,104	127,809

Total current liabilities	6,666,958	5,493,016

LONG TERM DEBT
Notes payable and capital leases, net of current portion	-	74,261

Total liabilities	6,666,958	5,567,277

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock, Class A:
2008 – par value $.00001; Authorized 10,000,000,000,
4,105,473,533 shares issued and outstanding
2007 – par value $.00001; Authorized 10,000,000,000,
3,119,362,422 shares issued and outstanding	41,055	31,194
Common stock Class B - par value $.00001; authorized 50,000,000 shares;
no shares issued and outstanding	-	-
Common stock Class C - par value $.00001; authorized 20,000,000 shares;
no shares issued and outstanding	-	-
Additional paid in capital	5,483,389	5,347,666
Additional paid in capital - warrants	125,166	125,166
Accumulated deficit	(10,904,011)	(9,417,613)

Total stockholders' deficit	(5,254,401)	(3,913,587)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,412,557	$1,653,690

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2008	2007
SALES, net	$7,724,295	$7,378,209

COST OF SALES	4,992,398	4,813,012

GROSS PROFIT	2,731,897	2,565,197

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
Selling expenses	1,209,754	1,234,362
General and administrative expenses	1,797,803	1,875,891
Depreciation and amortization	302,033	305,523
Research and development	-	156,983

Total selling, general and administrative expenses	3,309,590	3,572,759

LOSS FROM OPERATIONS	(577,693)	(1,007,562)

OTHER INCOME (EXPENSE)
Gain (loss) on revaluation of derivatives	(640,829)	925,212
Gain on sale of securities available for sale	-	71,413
Other income (expense), net	11,107	(403,566)
Amortization of discounts on debt conversion	(73,393)	(973,468)
Interest expense	(205,590)	(226,037)

Total other income (expense)	(908,705)	(606,446)

LOSS BEFORE INCOME TAXES	(1,486,398)	(1,614,008)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(1,486,398)	$(1,614,008)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(.00)	$(.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	3,808,885,798	1,054,240,963

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock Class A		Additional Paid in	Additional Paid in Capital -	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Deficit
Balance at January 1, 2007	160,621,297	$1,606	$4,021,663	$125,166	$(7,803,605)	$(3,655,170)

Issuance of stock for compensation, accrued salaries, and services	518,366,802	5,184	250,423	-	-	255,607

Issuance of stock on debt conversion, net of revaluation of debenture	2,280,649,779	22,807	619,451	-	-	642,258

Issuance of stock for debt repayment	159,724,544	1,597	28,778	-	-	30,375

Beneficial conversion in conjunction with stock issued for compensation, accrued salaries, services, and debt repayment and conversion	-	-	427,351	-	-	427,351

Net loss for the year ended December 31, 2007	-	-	-	-	(1,614,008)	(1,614,008)

Balance at December 31, 2007	3,119,362,422	$31,194	$5,347,666	$125,166	$(9,417,613)	$(3,913,587)

Balance at January 1, 2008	3,119,362,422	$31,194	$5,347,666	$125,166	$(9,417,613)	$(3,913,587)

Issuance of stock on debt conversion, net
of revaluation of debenture	986,111,111	9,861	135,723	-	-	145,584

Net loss for the year ended December 31, 2008	-	-	-	-	(1,486,398)	(1,486,398)

Balance at December 31, 2008	4,105,473,533	$41,055	$5,483,389	$125,166	$(10,904,011)	$(5,254,401)

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2007	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,486,398)	$(1,614,008)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Net gain on conversion of securities available for sale	-	(71,413)
Depreciation and amortization	99,437	102,926
Amortization of other intangibles	196,970	202,597
Loss (gain) on revaluation of derivatives	640,829	(925,212)
Amortization of debt discounts	73,393	973,468
Bad debts	15,546	105,611
Common stock issued for compensation, accrued salaries and services	-	255,607
Common stock issued for debt conversion discount	43,084	427,351
Deferred interest income on notes receivable	(908)	-
Changes in assets and liabilities:
Accounts receivable	105,652	5,912
Inventory	11,082	5,647
Prepaid expenses and other assets	40,285	(9,786)
Accounts payable and accrued liabilities	474,612	(116,593)
Deferred revenue	46,295	18,158
Related party accounts	303,084	96,878

Total cash provided by (used in) operating activities	562,963	(542,857)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(20,711)	(108,154)
Net proceeds from sale of securities available for sale	-	248,717
Purchase of intangible assets	-	(7,750)
Redemption of notes receivable	67,379	-

Total cash provided by investing activities	46,668	132,813

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party loans	(43,505)	(77,617)
Proceeds from notes payable, capital leases and convertible debentures	-	781,650
Repayment of notes payable, capital leases and convertible debentures	(292,527)	(520,983)

Total cash provided by (used in) financing activities	(336,032)	183,050

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	273,599	(226,994)

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	146,443	373,437

CASH AND CASH EQUIVALENTS – END OF YEAR	$420,042	$146,443

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
CASH PAID DURING THE YEAR FOR:
Interest expense	$2,875	$55,074
Income taxes	$-	$-

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31, 2008 AND 2007

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

For the Year Ended December 31, 2007:

During the year ended December 31, 2007, the Company assigned all of its rights to a debenture receivable to THI, Inc. for $184,387 and received a $13,000 down payment and promissory note for $171,387 (see note 4).

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the Year Ended December 31, 2008

a)   Issued 986,111,111 shares of Class A Common Stock with a total value of $145,584 for conversion of $102,500 of principal on outstanding debentures with YA Global Investments (f/k/a. Cornell Capital Partners, LP.)

For the Year Ended December 31, 2007

During the year ended December 31, 2007, the Company:

a)  Issued 2,280,649,779 shares of Class A Common Stock with a total value of $782,280.  Of this amount  $642,258 was repayment of principal on the convertible debentures held by YA Global Investments (f/k/a. Cornell Capital Partners, LP.)  The balance of $140,022 represents discount on conversions of principal.

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

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business
Trey Resources, Inc. (the “Company”), was incorporated in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice Inc. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company.

The spin-off transaction was accomplished by the distribution of certain intellectual property, representing the software codes of the Automatic Reminder, and certain accrued liabilities and related party debt into a wholly-owned subsidiary of iVoice., Trey Resources, Inc. (“Trey”), formerly known as iVoice Acquisition 1, Inc. and Trey Industries, Inc.) and subsequently distributed on a pro-rata basis to iVoice shareholders in the form of a taxable dividend.

Up until its acquisition of SWK, Inc. on June 2, 2004, the Company was engaged in the design, manufacture, and marketing of specialized telecommunication equipment. With the acquisition of SWK and as part of its plan to expand into new markets, Trey is focusing on the business software and information technology consulting market, and is looking to acquire other companies in this industry. SWK Technologies, Inc., (“SWK”) the surviving entity in the merger and acquisition of SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software. The Company also publishes its own proprietary supply-chain software, “MAPADOC”. The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

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

The Company is publicly traded and is currently traded on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “TYRIA”.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Trey Resources, Inc. (the “Company” or “Trey”) and its wholly owned subsidiaries, SWK Technologies, Inc. and BTSG Acquisition Corp. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for financial information and with the instructions to Form 10-K.

On March 1, 2005, Trey Resources’ wholly-owned subsidiary, SWK Technologies, Inc., executed an employment agreement with Mr. Andrew Rudin of Business Consulting Solutions LLC (“BCS”), whereby Mr. Rudin was to be paid a commission in cash and stock of Trey Resources in the event he was successful in arranging for the clients of BCS to transfer over to SWKT.  On March 25, 2005, this employment agreement was amended that made the commission payable to Mr. Rudin contingent upon the retention of the clients transferred from BCS through March 1, 2007 and payable over a thirty-six month period from the employment agreement’s commencement date.  Following the successful transfer of BCS clients to SWKT, SWKT will assume responsibility for maintenance and support of the BCS clients.

On February 7, 2006, Trey Resources’ wholly-owned subsidiary, SWK Technologies, Inc., executed an asset purchase agreement and employment agreement with Ms. Jodie Katz of Wolen Katz Associates (“Wolen Katz”), whereby Ms. Katz was paid compensation in cash and stock of Trey Resources for successfully arranging for the clients of Wolen Katz to transfer over to SWKT.  The cash portion of the compensation is payable in twelve (12) equal monthly installments commencing on the 90th day following the Closing Date.  Following the successful transfer of Wolen Katz clients to SWKT, SWKT assumed responsibility for maintenance and support of the BCS clients.

On June 2, 2006, Trey Resources’ wholly-owned subsidiary, SWK Technologies, Inc., executed an asset purchase agreement between and among AMP-Best Consulting, Inc. (“AMP-Best”), a New York Corporation, Patrick Anson, Crandall Melvin III and Michelle Paparo for acquisition of certain assets, the customer list and business name of AMP-Best. Terms of the agreement provided for a cash payment at closing of $85,000, issuance of a $380,000 promissory note to Crandall Melvin III, the issuance of 6,000,000 shares of Trey Resource’s Class A Common Stock and employment agreements for Patrick Anson, Crandall Melvin III and Michelle Paparo. Payments on the promissory note are to commence 120 days after the closing for a term of 5 years.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

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

Advertising Costs
Advertising costs are expensed as incurred and are included in selling expenses.  For the years ended December 31, 2008 and 2007, advertising expenses were $1,848 and $8,235, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had cash equivalents at December 31, 2008 and 2007 of $-0- and $112,547, respectively. The cash equivalents represent investments in Triple A credit rated money market funds that have 7 day auction rates competitive with current market conditions.

Concentration of Credit Risk
For the years ended December 31, 2008 and 2007, our top ten customers had approximately $1,342,453 and $1,454,733 in sales and these represented 17% and 19%, respectively, of our total sales for the period.  Generally, we do not rely on any one specific customer for any significant portion of our revenue base.

For the years ended December 31, 2008 and 2007, purchases from one supplier were approximately $20% or 16%, respectively, of the Company’s total cost.  Generally, the Company does not rely any one specific supplier for all of its purchases and maintains relationships with other suppliers that could replace its existing supplier if the need arose.

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

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software License Cost
Software license costs are recorded at cost, which approximates fair market value as of the date of purchase.  These costs represent the purchase of various exploitation rights to certain software, pre-developed codes and systems patented by a non-related third party.  These costs are capitalized pursuant to Statement of Financial Accounting Standards (“SFAS”) 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, and were being amortized using the straight-line method over a period of five years.  As described later in Note 1, the Company has adopted SFAS No. 121.  The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated un-discounted cash flow benefit related to the asset falls below the unamortized cost.  The remaining unamortized cost was written off in 2005.

Income Taxes
The Company accounts for income taxes in accordance with Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Financing Costs
Financing costs consist primarily of professional fees and various paid commissions relating to the issuance of the Company’s convertible debentures and equity credit lines.  These costs are amortized over the life of the loan, or charged to equity, as incurred.

Debt Issue Costs
Debt issue costs represent the estimated cost of the conversion discount feature relating to the issuance of the Company’s convertible debentures.  Conversion costs are charged to expense at the fair value of the beneficial conversion features of the convertible debt as measured at the date of issuance in accordance with Emerging Issues Task Force (EITF) Issue 98-5.

Fair Value of Financial Instruments
The Company estimates that the fair value of all financial instruments at December 31, 2008 and 2007, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Long-Lived Assets
SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.  In accordance with the requirements of this pronouncement, the Company has assessed the value of the intangible assets reflected as goodwill on its books and has determined that future benefit for these assets exists.  At December 31, 2007, the Company had realized a decline in the value of the Goodwill and recorded cumulative impairments of $1,062,040.

Stock-Based Compensation
SFAS No. 123R, “Accounting for Stock-Based Compensation” establishes financial accounting and reporting standards for stock-based employee compensation plans.  This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.  The Company has adopted this statement and recorded the option value as outlined above.

Earnings Per Share
SFAS No. 128, “Earnings Per Share” requires presentation of basic earnings per share (“basic EPS”) and diluted earnings per share (“diluted EPS”).

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

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The shares used in the computations are as follows:

	As of December 31,
	2008	2007
Basic and Diluted for EPS Purposes	3,808,885,798	1,054,240,963

The Company had common stock equivalents of 3,075,000 and 7,075,000 at December 31, 2008 and 2007, respectively.

Derivative Liabilities
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the years ended December 31, 2008 and 2007 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the YA Global (f/k/a Cornell Partners LP) Convertible Debentures.

Recent Accounting Pronouncements
In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"), which clarifies the definition of fair value whenever another standard requires or permits assets or liabilities to be measured at fair value. Specifically, the standard clarifies that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 does not expand the use of fair value to any new circumstances, and must be applied on a prospective basis except in certain cases. The standard also requires expanded financial statement disclosures about fair value measurements, including disclosures of the methods used and the effect on earnings.

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

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 15 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

Recent Accounting Pronouncements (continued)
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective beginning January 1, 2009. Management anticipates that the adoption of SFAS 160 will not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAC No 141(R), “Business Combinations.”  This statement provides new accounting guidance and disclosure requirements for business combinations.  SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008. The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements.”  This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements.  EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December15, 2008.  The Company is currently assessing the effect of EITF Issue No. 07-1 on its financial statements, but it is not expected to be material.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial condition or results of operations.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company is currently evaluating the impact that FSP 142-3 will have on its financial position or results of operations.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of FAS 162 is not expected to have a material impact on the Company’s results from operations or financial position.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF will not have a material effect on our financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2008	2007
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	498,188	477,477
	528,745	508,034
Less: Accumulated depreciation	337,294	237,857
Property and equipment, net	$191,451	$270,177

Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was $99,437 and $102,926, respectively.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 4 – NOTES AND CONVERTIBLE DEBENTURES RECEIVABLE

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

In January 2005, the Company purchased $328,695 of Voyager One, Inc. convertible debentures from YA Global (f/k/a Cornell Capital Partners).  The debentures, which bear interest at the rate of 5% per annum, have a three year term, and are convertible into shares of Voyager One, Inc. Common Stock at a conversion price equal to the lower of (i) 150% of the lowest initial bid price of the common stock as submitted by a market maker and approved by the NASD or (ii) 50% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date.  The convertible debentures are convertible at the holder's option any time up to the maturity date. In May 2007 the Company assigned all of its rights to the Voyager securities to THI, Inc. The note was collateralized by the assigned Voyager securities.  At December 31, 2007, the aggregate value of the note receivable plus accrued interest income was $66,471. During the year ended December 31, 2008, THI, Inc. paid down the balance of the promissory note in its entirety in the amount of $67,379, which included accrued interest of $4,349.

NOTE 5 – GOODWILL AND INTANGIBLES

The acquisition of the client lists of Wolen Katz and AMP-Best Consulting in 2006 is valued at $101,711, which is net of accumulated amortization of $491,520. These intangible assets are being amortized over a three-year period. Amortization expense for the years ended December 31, 2008 and 2007 was $196,970 and $196,970, respectively.

Management reviewed these intangible assets for impairment at December 31, 2008 and December 31, 2007 and has determined that no further write-down for impairment is required.

Intangible assets consist of the following:	December 31,
	2008	2007
Intangible Assets, customer lists	$593,231	$593,231
Less: accumulated amortization	(491,520)	(294,550)
Intangible assets, net	$101,711	$298,681

The estimated aggregate amortization expense for each of the succeeding periods is as follows:

2009                            $ 100,711
2010 and thereafter               -0-

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 6 - INCOME TAXES

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal Income Tax Rate	(34.0)%
Effect on Valuation Allowance	35.6%
State Income Tax, Net of Federal Benefit	(1.6)%
Effective Income Tax Rate	0.0%

As of December 31, 2008, the Company has net operating loss carry forwards of approximately $7,961,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2027. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.

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

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
	2008	2007
Deferred Tax Asset	$4,207,000	$3,040,000
Less: Valuation Allowance	(4,207,000)	(3,040,000)
Net Deferred Tax Assets	$-	$-

Net operating loss carry forwards expire starting in 2024 through 2028.

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

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

During the year ended December 31, 2008, SWK Technologies, Inc. borrowed $290,000 and repaid $325,000 on its line of credit with Bank of America. The secured line of credit bears interest at prime plus 1% (4.25% at December 31, 2008) per annum, which changes with fluctuations in the prime rate. Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid. Principal shall be due and payable on demand from Bank of America. The Company had outstanding loan balances of $-0- and $185,000 as of December 31, 2008 and 2007, respectively. Interest payments during the years ended December 31, 2008 and 2007 were $2,875 and $4,643, respectively.

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
DECEMBER 31, 2008 AND 2007

NOTE 8 – DUE TO RELATED PARTIES

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

Total amounts owed to Mr. Mahoney at December 31, 2008 and 2007, representing unpaid salary, unpaid expense and auto allowances and the one-time payment in connection with the Spin-off totaled $965,879 and $802,704, respectively.

Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $600 and an auto allowance of $800.  Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000

Total amounts owed to Mr. Meller at December 31, 2008 and 2007, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $745,598 and $605,689, respectively.

Mr. Mahoney and Mr. Meller have agreed to defer payment of any monies due and owing them representing fixed compensation, which have been accrued on the Company’s balance sheet, and the one-time payment in connection with the Spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments.  Mr. Mahoney and Mr. Meller have further agreed, however, to accept payment or partial payment, from time to time, as determined in the sole discretion of the Board of Directors in the form of cash, the Company’s Class A Common Stock and/or the Company’s Class B Common Stock.

NOTE 9 – NOTES PAYABLE TO RELATED PARTIES

Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources.  This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey.  The note bears interest at the rate of 9.5% per annum on the unpaid balance until paid or until default.  At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid.  Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one Class B common stock share of Trey Resources, Inc., par value $0.00001, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest. At December 31, 2008 and 2007, the principal balance on this note was $86,625, and accrued interest was $75,106 and $66,616, respectively.

In connection with the acquisition of SWK, Inc., the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey.  On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc.  The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217.  At December 31, 2008 and 2007, the outstanding balance to Mr. Berman was $1,510 and $6,942, respectively.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, a former shareholder of SWK, Inc. and current shareholder of Trey.  On April 1, 2004,
Ms. Berman loaned the Company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc.  The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217.  At December 31, 2008 and 2007, the outstanding balance to Mr. Berman was $1,510 and $6,942, respectively.

In connection with the acquisition of Wolen Katz, the Company agreed to pay Ms. Katz $12,000 payable in twelve (12) equal monthly installments commencing on the 90th day following the Closing Date. At December 31, 2006, the outstanding balance to Ms. Katz was $5,000. The amount was repaid in 2007.

In connection with the acquisition of AMP-Best, the Company agreed to collect some outstanding receivables and to pay some outstanding payables of the previous company. At December 31, 2007 and 2006, the outstanding balance due to the previous owners of AMP-Best was $0 and $33,497, respectively.

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of December 31, 2008 and 2007, the principal balance on the note is $231,418 and $304,103, respectively.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 10 - CONVERTIBLE DEBENTURES PAYABLE

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

Pursuant to the subscription agreements set forth above, on June 30, 2003, the Company issued $40,000 in 5% convertible debentures and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement.  The 20% beneficial conversion feature was previously recorded as prepaid financing costs, until such time as the Company's Class A common stock into which the debentures are convertible was registered and deemed effective by the U.S Securities and Exchange Commission.  The Company completed the effective registration of the Company's common stock, and any amounts capitalized have been charged to expense in accordance with EITF Issue 98-5. During the years ended December 31, 2008 and 2007, no additional payments have been made on these outstanding convertible debentures. Total outstanding principal balance of the convertible debentures as of December 31, 2008 and 2007 was $15,000, plus accrued interest of $5,425 and $4,673, respectively.

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

Interest on the outstanding principal balance of the Secured Convertible Debentures accrues at the annual rate of 7.5%. Payment of principal and accrued interest shall be paid on or before December 30, 2007 on the 2005 debentures, and May 2, 2008 for the 2006 debenture. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert in whole or in part at any time and from time to time, any amount of principal and accrued interest at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP (“Conversion Price”). In the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the holder of the debenture may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect. A holder of the debenture may not convert this Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the holder of the debenture beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture. Providing that the holder of the debenture meets all restrictions and that the Company does not enter into default, then the Company would expect to issue approximately 344,000,000 shares of Common Stock in settlement of the three secured convertible debentures, over the life of these debentures at the current Conversion Price of $.0075.

During the year ended December 31, 2008, the Company issued 986,111,111 shares of Class A common stock for repayment of $102,500 of principal on the convertible debenture held by YA Global Investments (f.k.a. Cornell Capital Partners, LP). The aggregate principal value of the debentures at December 31, 2008 and 2007 was $1,559,100 and $1,661,600, respectively. Debt discount has been fully amortized as of December 31, 2008, and had an unamortized balance of $73,393 as of December 31, 2007.

During the year ended December 31, 2007, the Company issued 2,280,649,779 shares of Class A common stock for repayment of $642,258 of principal on the convertible debenture held by YA Global Investments (f.k.a. Cornell Capital Partners, LP).

As of December 31, 2008, the Company is in default on all of these debentures and is currently negotiating with YA Global to cure the default.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 11 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK", the conversion feature associated with the YA Global (f/k/a Cornell Capital Partners LLP) Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,946,936 as a liability in the accompanying consolidated balance sheet, and it was measured at its estimated fair value of $857,236 and $216,497 as of December 31, 2008 and 2007, respectively. In addition the Company issued $4 million warrants which were valued at $75,450 and are not subject to revaluation.  These warrants are included in the consolidated balance sheets as warrant liability. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:
	2008	2007
Fair market value of stock	$0.00013	$0.0002
Exercise price	$0.00011	$0.00018
Dividend yield	0.00%	0.00%
Risk free interest rate	1.00%	4.00%
Expected volatility	63.33%	210.62%
Expected life	0.00 to 1.63 Years	0.00 to 1.63 Years

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company does not own any real property for use in its operations or otherwise.  On June 10, 2005, the Company consolidated its two New Jersey offices and moved into 6,986 square feet of space at 5 Regent Street, Livingston, NJ  07039 at a monthly rent of $7,423.  In addition, it sublets 1,090 square feet of space in Clifton, NJ at a monthly rent of $1,998.  Effective March 15, 2005, the Company entered into a lease for 621 square feet of space at 900 Walt Whitman Road, Melville, NY 11747, at a monthly rent of $932.  On October 30, 2007, the Company entered into a one-year lease for office space at 1902 Wright Place, Carlsbad, CA 92008, at a monthly rent of $567. On June 2, 2006, the Company entered into a two-year lease for office space at 6834 Buckley Road, North Syracuse, New York at a monthly rent of $1,800. The Company uses its facilities to house its corporate headquarters and operations and believe that these facilities are suitable for such purpose.  The Company maintains a good relationship with its landlords and believes that these facilities will be adequate for the foreseeable future.  Total rent expense under these operating leases for the year ended December 31, 2008 and 2007 was $177,090 and $203,290, respectively.

See Notes 8 and 9 to the Financial Statements for information related to the employment agreements between Jerome Mahoney and Mark Meller.

The Company has entered into subscription agreements with certain purchasers for the sale of $140,000 in convertible debentures.  The convertible debentures are convertible into Class A common stock at the discretion of the holders. During 2004, the Company issued 2,444,177 shares of Trey's Class A common stock for repayment of $125,000 of principal. The outstanding principal balance was $15,000 as of December 31, 2008 and 2007, and $5,425 and $4,673 was due for accrued interest on these debentures as of December 31, 2008 and 2007, respectively.

The Company assumed a total of $324,000 in accrued liabilities and related party debt outstanding and incurred by iVoice.  The terms and conditions of the liabilities and debt being assumed are as follows:

•
Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of December 31, 2008 and 2007, the balance due Mr. Whalen was $49,500, respectively.

•
The Company had also assumed an outstanding promissory note in the amount of $250,000 payable to Mr. Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey. The terms of this obligation are further discussed in Note 9 to the financial statements.

On December 30, 2005, the Company entered an Investor Registration Rights Agreement with YA Global Investments, f/k/a Cornell Capital Partners. Pursuant to the terms of the agreement, the Company was to file a registration statement with the SEC within 60 calendar days and to use its best efforts to have the Initial Registration Statement declared effective by the SEC no later than 120 calendar days after the date of the agreement. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company’s Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. As of December 31, 2008 and 2007, the Company has incurred and accrued $198,905 in Liquidated Damages in the consolidated balance sheets.  There is no maximum stipulated in the agreement.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 13 - CAPITAL STOCK

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

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. For the year ending December 31, 2008, the Company had no transactions in its Preferred Stock.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of December 31, 2008: 10,000,000,000 shares of authorized common stock with a par value of $.00001, 4,105,473,533 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the year ended December 31, 2008, the Company had the following transactions in its Class A common stock:

➢  The Company issued 986,111,111 shares of Class A common stock with a total value of $145,584 for conversion of $102,500 of principal on convertible debentures with YA Global Investments, f/k/a Cornell Capital Partners.

For the year ended December 31, 2007, the Company had the following transactions in its Class A Common Stock:

➢  The Company issued 2,280,649,779 shares of Class A common stock with a total value of $782,280.  Of this amount $642,258 was repayment of principal on the convertible debenture with YA Global Investments (f/k/a. Cornell Capital Partners, LP).  The balance of $140,022 represents discount on conversions of principal.

➢  The Company issued 159,724,544 shares of Class A common stock with a total value of $109,666 to an officer of the Company for repayment of a note payable. Of this amount, $30,375 was for payment of principal and $79,291 represents discount on conversions.

➢  The Company issued 2,500,000 shares of Class A common stock with a value of $8,500 for compensation for investor relations services to Savant Corporation.

➢  The Company issued 170,000,000 shares of Class A common stock with a total value of $137,215 to officers of the Company as repayment accrued salaries.  Of this amount, $44,236 was for payment of accrued salaries and $92,979 represents discount on conversions.

➢  The Company issued 175,866,802 shares of Class A common stock with a total value of $179,575.  Of this amount, $64,516 was for repayment legal services.  The balance of $115,059 represents discount on conversions.

➢  The Company issued 170,000,000 shares of Class A common stock for compensation and bonuses to employees of SWK Technologies, Inc., valued at $137,215.

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 1 with respect to Class A Common Stock. As of December 31, 2008, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions. For the years ended December 31, 2008 and 2007, the company had no transactions in its Class B Common Stock.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1 vote for every 1,000 shares. For the year ended December 31, 2008, the company had no transactions in its Class C Common Stock.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 14 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS

2004 Stock Incentive Plan
During the year ended December 31, 2004, and as amended in 2004 and 2005, the Company adopted the 2005 Stock Incentive Plan (the “2004 Plan”) in order to attract and retain qualified employees, directors, independent contractors or agents of Trey Resources, Inc.  Under the Plan, the Board of Directors (the “Board”), in its discretion may grant stock options (either incentive or non-qualified stock options) to employees, directors, independent contractors or agents to purchase the Company’s common stock at no less than 50% of the fair market price on the date the option is granted.  Options generally vest over four years and have a maximum term of ten years.

During the fiscal year ended December 31, 2007, the Company adopted the 2007 Consultant Stock Incentive Plan (the “2007 Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents ("Eligible Participants") of the Company; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company's stockholders.  Total shares issuable under this plan may not exceed twenty (20) percent of the issued and outstanding shares of the Company’s Class A Common Stock.

No securities were issued pursuant to the 2004 Plan and 2007 Plans for the year ended December 31, 2008.

The following securities were issued pursuant to the 2004 Plan and 2007 Plan for the year ended December 31, 2007:

➢	On March 5, 2007 the Company issued 2,500,000 shares of Class A common stock for investor relations to Savant Corporation.

➢	At various times during the year ended December 31, 2007, the Company issued the aggregate of 170,000,000 shares of Class A common stock for compensation and bonuses to SWK employees.

➢	At various times during the year ended December 31, 2007 the Company issued 175,866,802 shares of Class A common stock to a Meritz & Muenz LLP for legal services provided.

2004 Directors’ and Officers’ Stock Incentive Plan
During the year ended December 31, 2004, and as amended in 2004 and 2005, the Company adopted the 2004 Directors’ and Officers’ Stock Incentive Plan (the “2004 D&O Plan”) in order to provide long-term incentive and rewards to officers and directors of Trey Resources and subsidiaries and to attract and retain qualified employees, directors, independent contractors or agents of Trey Resources, Inc.  Under the Plan, the Board, in its discretion may grant stock options (either incentive or non-qualified stock options) to employees, directors, independent contractors or agents to purchase the Company’s common stock at no less than 50% of the market price on the date the option is granted.  Options generally vest over four years and have a maximum term of ten years.

2004 Directors’ and Officers’ Stock Incentive Plan (continued)
No securities were issued pursuant to the 2004 D&O Plan for the year ended December 31, 2008.

The following securities were issued pursuant to the 2004 D&O Plan for the year ended December 31, 2007:

➢	At various times during the year ended December 31, 2007, the Company issued 170,000,000 shares of Class A common stock for repayment of accrued salaries for two officers of the Company.

Options/Warrants Outstanding
No options or warrants were granted for the years ended December 31, 2008 and 2007. The following options and warrants were issued pursuant to their respective agreements.  Unexpired options and warrants outstanding are as follows as of December 31, 2008:

Expiration Date	Exercise Price	Shares
July 11, 2012	.015	3,000,000
July 31, 2014	.070	75,000
		3,075,000

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 14 - STOCK OPTIONS, STOCK INCENTIVES & WARRANTS (Continued)

Options and warrants for 4,000,000 shares with an exercise price of $0.030 expired during the year ended December 31, 2008

The following table summarizes the stock option and warrants transactions:

	Stock	Weighted
	Option &	Average
	Warrants	Exercise
	Outstanding	Price
Balance, January 1, 2007	7,075,000	$.024
Granted	-	$.000
Exercised	-	$.000
Canceled	-	$.000
Balance, December 31, 2006	7,075,000	$.024

Granted	-	$.000
Exercised	-	$.000
Canceled	4,000,000	$.030
Balance, December 31, 2007	3,075,000	$.016

Outstanding and Exercisable,
December 31, 2007	7,075,000	$.024

Outstanding and Exercisable,
December 31, 2008	3,075,000	$.016

NOTE 15 – FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.
Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs– Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

	Level I	Level II	Level III	Total
Convertible debentures	$-	$1,574,100	$-	$1,574,100
Notes payable and capital leases	-	92,828	-	92,828
Notes payable to related parties	-	321,063	-	321,063
Derivative liabilities	-	857,326	-	857,326
Warrant liabilities	-	75,450	-	75,450
Total Liabilities	$-	$2,920,767	$-	$2,920,767

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008 AND 2007

NOTE 16 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and current liabilities exceeded current assets by approximately $5.6 million, as of December 31, 2008. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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