Form 10-Q
period 2009-03-31
TREY RESOURCES INC
filed 2009-05-20
CIK 1236275

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

COMMISSION FILE NUMBER: 000-50302

Trey Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16-1633636
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Regent Street, Suite 520, Livingston, NJ 07039
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code:    (973) 758-9555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated files, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the exchange act:

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Class A, common stock, par value $.00001, outstanding as of May 19, 2009:  4,105,473,533

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$86,182	$420,042

Accounts receivable, net of allowance for doubtful accounts of $265,201 and $163,193, respectively	738,303	566,084
Inventory	-	34,565
Prepaid expenses and other current assets	37,369	73,599
Total current assets	861,854	1,094,290

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $361,194 and $337,294, respectively	172,381	191,451

OTHER ASSETS

Intangible assets, net of accumulated amortization of $540,763 and $491,520, respectively	52,468	101,711
Deposits and other assets	30,907	25,105
Total other assets	83,375	126,816
TOTAL ASSETS	$1,117,610	$1,412,557

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,674,870	$1,860,610
Due to related parties	1,828,051	1,711,477

Convertible debentures payable, net of discounts of $0 and $0, respectively	1,574,100	1,574,100
Derivative liability	740,233	857,236
Current portion of notes payable and capital leases	73,980	92,828
Warrant liability	-	75,450
Notes payable to related parties	291,877	321,063
Deferred revenue	161,855	174,104
Total current liabilities	6,344,966	6,666,958

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock:
Class A – par value $.00001; authorized 10,000,000,000 shares;
4,105,473,533 and 3,119,362,422 shares issued and outstanding,
respectively	41,055	41,055
Class B - par value $.00001; authorized 50,000,000 shares;
no shares issued and outstanding	-	-
Class C - par value $.00001; authorized 20,000,000 shares;
no shares issued and outstanding	-	-
Additional paid in capital	5,483,389	5,483,389
Additional paid in capital - warrants	125,166	125,166
Accumulated deficit	(10,876,966)	(10,904,011)
Total stockholders' deficit	(5,227,356)	(5,254,401)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,117,610	$1,412,557

See accompanying footnotes to the condensed consolidated financial statements

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2009	2008
SALES, net	$2,088,783	$1,949,890

COST OF SALES	1,247,908	1,254,059

GROSS PROFIT	840,875	695,831

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
Selling expenses	307,518	297,014
General and administrative expenses	580,499	418,154
Depreciation and amortization	74,550	79,216
Total selling, general and administrative expenses	962,567	794,384

LOSS FROM OPERATIONS	(121,692)	(98,553)

OTHER INCOME (EXPENSE)
Gain on revaluation of derivatives	192,543	2,562
Amortization of discount on debt conversion	-	(55,045)
Other expense	-	(4,972)
Interest expense	(43,806)	(39,743)
Total other income (expense)	148,737	(97,198)

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	27,045	(195,751)

PROVISION FOR INCOME TAXES	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$27,045	$(195,751)

NET LOSS PER COMMON SHARE
Basic and Fully Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,105,473,533	3,529,844,717
Fully Diluted	10,000,000,000	3,529,844,717

See accompanying footnotes to the condensed consolidated financial statements.

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$27,045	$(195,751)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities
Depreciation and amortization	74,550	79,216
Amortization of debt discounts	-	55,045
Beneficial interest on issuance of stock	-	8,164
Gain on revaluation of derivatives	(192,543)	(2,562)
Deferred interest income on notes receivable	-	(629)
Changes in certain assets and liabilities:
Accounts receivable, net	(172,219)	19,888
Inventory	34,565	(14,461)
Prepaid expenses and other assets	29,021	(13,169)
Accounts payable and accrued liabilities	(185,740)	162,578
Deferred revenue	(12,249)	12,548
Related party accounts	116,574	75,899
Total cash provided by (used in) operating activities	(280,996)	186,266

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,830)	-
Redemption of notes receivable	-	17,000
Total cash provided by (used in) investing activities	(4,830)	17,000

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party loans	(29,186)	(20,108)
Repayment of notes payable, capital leases and convertible debentures	(18,848)	(92,022)
Total cash used in financing activities	(48,034)	(112,130)

NET INCREASE (DECREASE) IN CASH	(333,860)	91,136

CASH – BEGINNING OF PERIOD	420,042	146,443

CASH – END OF PERIOD	$86,182	$237,579

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements.

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the three months ended March 31, 2009:

None.

For the three months ended March 31, 2008, the Company:

a)
Issued 626,111,111 shares of Class A Common Stock with a total value of $78,264 for conversion of $70,100 of principal on outstanding debentures with YA Global Investments, f/k/a Cornell Capital Partners.

See accompanying footnotes to the condensed consolidated financial statements.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Trey Resources, Inc. (the “Company” or “Trey”) and its wholly owned subsidiaries, SWK Technologies, Inc. and BTSG Acquisition Corp.  On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2008 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-K.

Description of  Business

Trey Resources, Inc. (the “Company”), was incorporated in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice Inc.  On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company. The spin-off transaction was accomplished by the distribution of certain intellectual property, representing the software codes of the Automatic Reminder, and certain accrued liabilities and related party debt into a wholly-owned subsidiary of iVoice., Trey Resources, Inc. (“Trey”), formerly known as iVoice Acquisition 1, Inc. and Trey Industries, Inc.), and subsequently distributed on a pro-rata basis to iVoice shareholders in the form of a taxable dividend.

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

The Company is publicly traded and is currently traded on the NASD Over The Counter Bulletin Board (“OTCBB”) under the symbol “TYRIA.”

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
MARCH 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses.  For the three months ended March 31, 2009 and 2008, advertising expenses were $-0- and $-0-, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2009 and December 31, 2008, respectively.

The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation. The Company had uninsured cash balances of $-0- and $131,081 at March 31, 2009 and December 31, 2008, respectively.

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

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2009 and December 31, 2008, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

Loss Per Common Share

SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts.  Diluted loss per share does not include common stock equivalents, as these shares would have no effect. The computation of diluted loss per share also does not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts, as this would be anti-dilutive.

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$27,045	$(195,571)
Weighted-average common shares outstanding	4,105,473,533	3,529,844,717
Basic net income (loss) per share attributable to common stockholders	$0.00	$0.00
Diluted net income (loss) per share computation
Net loss attributable to common stockholders	$27,045	$(195,571)
Weighted-average common shares outstanding	4,105,473,533	3,529,844,717
Incremental shares attributable to the common stock equivalents	5,894,526,467	-
Total adjusted weighted-average shares	10,000,000,000	3,529,844,717
Diluted net income (loss) per share attributable to common stockholders	$0.00	$0.00

Derivative Liabilities
During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the three months ended March 31, 2009 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures (see note 9).

Long-Lived Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.  In accordance with the requirements of this pronouncement, the Company has assessed the value of the intangible assets reflected as goodwill on its books and has determined that future benefit for these assets exists.  At March 31, 2009, and December 31, 2008 the Company had realized a decline in the value of the Goodwill and recorded cumulative impairments of $1,062,040.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company has adopted SFAS No. 123R, “Accounting for Stock-Based Compensation” which establishes financial accounting and reporting standards for stock-based employee compensation plans.  This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 will be effective beginning January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAC No 141(R), “Business Combinations.”  This statement provides new accounting guidance and disclosure requirements for business0 combinations.  SFAS No 141(R) is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not  have a significant impact on the Company’s condensed consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements.”  This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements.  EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December15, 2008.  The adoption of EITF Issue No. 07-1 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FSP 143-3 must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company’s adoption of FSP FAS 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of SFAS 162 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements ("EITF 08-3"). EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of EITF 08-3 did not have a material impact on the Company’s condensed consolidated financial statements.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this EITF did not have a material impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not believe that the implementation of this standard will have a material impact on its condensed consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years The implementation of this standard did not have a material impact on the Company's condensed consolidated financial statements.

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

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's condensed consolidated financial statements. See Note 3 for the fair value measurement disclosures for these assets and liabilities. The Company adopted SFAS No. 157 on January 1, 2009.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 3 - FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective January 1, 2008. The FASB has also issued Staff Position (FSP) SFAS 157-2 (FSP No. 157-2), which delays the effective date of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2009 and December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

March 31, 2009	Level I	Level II	Level III	Total

Convertible debentures	$-	$1,574,100	$-	$1,574,100
Notes payable and capital leases	-	73,980	-	73,980
Notes payable to related parties	-	291,877	-	291,877
Derivative liabilities	-	740,233	-	740,233
Warrant liabilities	-	-	-	-
Total Liabilities	$-	$2,680,190	$-	$2,680,190

December 31, 2008	Level I	Level II	Level III	Total

Convertible debentures	$-	$1,574,100	$-	$1,574,100
Notes payable and capital leases	-	92,828	-	92,828
Notes payable to related parties	-	321,063	-	321,063
Derivative liabilities	-	857,236	-	857,236
Warrant liabilities	-	75,450	-	75,450
Total Liabilities	$-	$2,920,677	$-	$2,920,677

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 5 –INTANGIBLE ASSETS

The acquisition of the client lists of Wolen Katz and AMP-Best Consulting in 2006 is currently valued at $52,468, which is net of accumulated amortization of $540,763. These intangible assets are being amortized over a three-year period. The amortization expense for the three months ended March 31, 2009 and 2008 was $49,243 for both periods.

Management reviewed these intangible assets for impairment at March 31, 2009 and December 31, 2008 and has determined that no further write-down for impairment is required.

NOTE 6 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses and current liabilities exceeded current assets by approximately $5.6 million, as of March 31, 2009. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

NOTE 7- LINE OF CREDIT

The Company has a line of credit with Bank of America in the amount of $250,000. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate.  Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid.  Principal shall be due and payable on demand.  The Company had no outstanding loan balances as of March 31, 2009 and December 31, 2008.

NOTE 8- CONVERTIBLE DEBENTURES PAYABLE

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

Pursuant to the subscription agreements set forth above, on June 30, 2003, the Company issued $40,000 in 5% convertible debentures and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement.  The 20% beneficial conversion feature was previously recorded as prepaid financing costs, until such time as the Company's Class A common stock into which the debentures are convertible was registered and deemed effective by the U.S Securities and Exchange Commission.  The Company completed the effective registration of the Company's common stock, and any amounts capitalized have been charged to expense in accordance with EITF Issue 98-5. During the three months ended March 31, 2009 and during the year ended December 31, 2008, no additional payments have been made on these outstanding convertible debentures. Total outstanding principal balance of the convertible debentures as of March 31, 2009 and December 31, 2008 was $15,000, plus accrued interest of $5,610 and $5,425, respectively.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with YA Global (f/k/a Cornell Capital Partners, LP) ("Cornell").  Pursuant to such purchase agreement, Cornell shall purchase up to $2,359,047 of secured convertible debentures, which shall be convertible into shares of the Company’s Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures.  On May 2, 2006, the second $600,000 was funded 2 business days prior to the date the registration statement was filed with the United States Securities and Exchange Commission.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 8- CONVERTIBLE DEBENTURES PAYABLE (Continued)

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

During the three months ended March 31, 2009, the Company did not issue any shares of Class A common stock for repayment of principal on the convertible debenture held by YA Global Investments, f/k/a Cornell Capital Partners. The aggregate principal value of the debentures at March 31, 2009 is $1,559,100. Debt discount has been fully amortized.

As of March 31, 2009, the Company is in default on all of these debentures and is currently negotiating with YA Global to cure the default.

NOTE 9 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," the conversion feature associated with the Cornell Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,946,936 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $740,233 at March 31, 2009. In addition the Company issued 4 million warrants which were valued at $75,450 and are not subject to revaluation. These warrants have expired, and, as such, the warrant liability was credited to gain on valuation of derivative for the three months ended March 31, 2009.  These warrants are included in the condensed consolidated balance sheets as warrant liability at December 31, 2008.. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions at March 31, 2009:

Fair market value of stock	$0.000125
Exercise price	$0.000113
Dividend yield	0.00%
Risk free interest rate	1.38%
Expected volatility	57.52%
Expected life	3 Years

NOTE 10 - DUE TO RELATED PARTIES

Pursuant to the employment contract dated January 1, 2003 between the Company and Jerome Mahoney, the Non-Executive Chairman of the Board, Mr. Mahoney is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $725, an auto allowance of $800 and a health insurance allowance of $1,400 per month.  Also, pursuant to the employment contract with Mr. Mahoney, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Mahoney is entitled to receive a one-time payment of $350,000. Total amounts owed to Mr. Mahoney at March 31, 2009, representing unpaid salary, unpaid expense and auto allowances, the one-time payment in connection with the Spin-off, liabilities assumed in the Spin-off and interest on the liabilities assumed in the Spin-off totaled $1,033,040.

Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $600 and an auto allowance of $800.  Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000.  In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004.  Total amounts owed to Mr. Meller at March 31, 2009, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $795,011.

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

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 11 – NOTES PAYABLE TO RELATED PARTIES

Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerome Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources.  At March 31, 2009 the principal on this note was $79,525 and accrued interest was $77,086. This is included in notes payable to related parties on the balance sheet.

In connection with the acquisition of SWK, Inc., the Company assumed a note payable to Gary Berman, VP – MAPADOC EDI Service of SWK Technologies, Inc., our wholly owned subsidiary.  On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc.  The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217.  As of March 31, 2009, the note had been fully paid.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, President of SWK Technologies, Inc., our wholly owned subsidiary.  On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc.  The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217.  As of March 31, 2009, the note had been fully paid.

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III, former officer of AMP-Best and current Chief Financial Officer of SWK Technologies, Inc. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of March 31, 2009 and December 31, 2008, the principal balance on the note is $212,352 and $231,418, respectively.

NOTE 12 – INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, on April 1, 2007. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company does not believe it has any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying March 31, 2009 and December 31, 2008 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

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

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2009, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of March 31, 2009: 10,000,000,000 shares of authorized common stock with a par value of $.00001, 4,105,473,533 shares were issued and outstanding.  Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends.  The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future.  The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 13 - CAPITAL STOCK (Continued)

For the three months ended March 31, 2009, there were no transactions in the Company Class A common stock:

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001.  Class B stock has voting rights of 1 to 100 with respect to Class A Common Stock.  As of March 31, 2009, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock.  Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001.  Class C stock has voting rights of 1 vote for every 1,000 shares with respect to Class A Common Stock.  As of March 31, 2009, no shares were issued or outstanding.

NOTE 14 – SUBSEQUENT EVENT

On May 6, 2009, the Company sold twenty-five (25) newly issued shares or 20% of the stock of SWK Technologies, Inc., a wholly owned subsidiary of Trey Resources, Inc. for a purchase price of $150,000.  This $150,000 paid to SWK Technologies, Inc. was transferred to Trey Resources, Inc as a management fee.

The Company, upon receipt of the $150,000, paid Jerome R. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors since January 1, 2003, the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory note, and any balance thereafter to deferred and accrued compensation due Mr. Mahoney. The total outstanding debt due to Mr. Mahoney is approximately $1,210,000.

On May 6, 2009, Mr. Mahoney agreed to accept 100,000,000 shares of Class A Common Stock for repayment of $8,500 of amounts due him.

On May 6, 2009, Mr. Meller agreed to accept 100,000,000 shares of Class A Common Stock for repayment of $8,500 of deferred compensation due him.

On May 6, 2009, Mr. Jerome Mahoney resigned as an employee, officer, director and/or consultant from Trey Resources, Inc. and SWK Technologies, Inc.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Readers should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing as well as our audited consolidated financial statements and related notes for the year ending December 31, 2008 filed with Form 10-K.  The following discussion contains forward-looking statements.  Please see “Forward Looking Statements - Cautionary Factors” for a discussion of uncertainties, risks and assumptions associated with these financial statements

Overview

With the acquisition of SWK in 2004, the Board of Directors decided that Trey will focus on the business software and information technology consulting market, and is looking to acquire other companies in this industry.  SWK Technologies, Inc., Trey’s wholly owned subsidiary and the surviving company from the acquisition and merger with SWK, Inc., is a New Jersey-based information technology company value added reseller and master developer of licensed accounting software published by Sage Software.  SWK Technologies also publishes its own proprietary supply-chain software, the Electronic Data Interchange (EDI) solution “MAPADOC.”  SWK Technologies sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

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

Management is uncertain that it can generate sufficient cash to sustain its operations in the next twelve months, or beyond.  It is unclear whether the acquisition of SWK, Inc. will result in a reasonably successful operating business and can give no assurances that we will be able to generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern.

Three months ended March 31, 2009 as compared to three months ended March 31, 2008

Since the acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey are derived from the sales and service of Sage Software and MAPADOC products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

Revenues for the three months ended March 31, 2009 increased $138,893 (7.1%) to $2,088,783 as compared to $1,949,890 for the three months ended March 31, 2008. These sales were all generated by the Company’s operating subsidiary, SWK Technologies (“SWKT”).  This increase is primarily due to increased consulting revenues.

Gross profit for the three months ended March 31, 2009 increased $145,044 (20.8%) to $840,875 as compared to $695,831 for the three months ended March 31, 2008. For the three months ended March 31, 2009 the gross profit percentage was 40.3% as compared to 35.7% for the three months ended March 31, 2008. The mix of products being sold by the company changes from time to time and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases. The change in sales mix resulted in gross profit being higher as a percent of sales.

Total operating expenses increased $168,183 (21.2%) to $962,567 for the three months ended March 31, 2009 as compared to $794,384 for the three months ended March 31, 2008. This increase is mainly attributed to the increase in the provision for bad debt.

Total other income (expense) for the three months ended March 31, 2009 was income of $148,737 as compared to an expense of $97,198 for the three months ended March 31, 2008. The increase in other income primarily reflects an increase in gain on revaluation of derivatives and lower amortization of discount on debt conversion.

For three months ended March 31, 2009 the company had net income of $27,045 as compared to a net loss of $195,751 for the three months ended March 31, 2008. The change in net loss was the result of the factors discussed above.

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

The Company has suffered recurring losses and current liabilities exceeded current assets by approximately $5.6 million, as of March 31, 2009, and, as such, will require financing for working capital to meet its operating obligations.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (n/k/a/ YA Global Investments “YA Global”).  Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures.  The debentures were due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the YA Global debentures at March 31, 2009 is $1,559,100 for principal and $465,420 for interest. As of March 31, 2009, the Company is in default of all the YA Global debentures and is currently in negotiations with YA Global to cure the default.

During the three months ended March 31, 2009, Trey had a net decrease in cash of $333,860.  Trey’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities.  Trey had used cash in operating activities of $280,996 for the three months ended March 31, 2009, a decrease of $467,262 as compared to cash provided by operating activities of $186,266 for the three months ended March 31, 2008. This decrease is primarily attributed to the decrease in accounts payable and accrued expenses and accounts receivable. Management has been keeping tight control on the cash and expenses and has been leveraging their funding needs through related party accounts.

Cash provided by (used in) investing activities.  Investing activities for the three months ended March 31, 2009 used cash of $4,830 for purchases of equipment. For the three months ended March 31, 2008 the Company received $17,000 from cash redemptions of the notes receivable.

Cash provided by (used in) financing activities.  Financing activities in the three months ended March 31, 2009 used a total of $48,034 in cash as compared to using $112,130 of cash for the three months ended March 31, 2008. This decline in cash used in financing activities is the result of lower repayments from notes payable, convertible debentures and capital leases.

Off Balance Sheet Arrangements

During the three months ended March 31, 2009, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Forward Looking Statements - Cautionary Factors

Certain information included in this Form 10-Q and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Information set forth in this discussion and analysis contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The Private Securities Litigation Reform Act of 1995 (the “Act”) provides certain “safe harbor” provisions for forward-looking statements.  The reader is cautioned that such forward-looking statements are based on information available at the time and/or management’s good faith belief with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.  Forward-looking statements speak only as of the date the statement was made.  We assume no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information.  Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “should,” “will,” and similar words, although some forward-looking statements are expressed differently.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.

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

Management of the Company has also evaluated, with the participation of the Chief Executive Officer of the Company, any change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q and determined that there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2009, the Company was in default of all of the Secured Convertible Debentures held by YA Global Investments LP. As of March 31, 2009, the total principal amount due on these debentures was $1,559,100 and the total accrued interest was $465,420. As of the date of this filing, management is currently in negotiations with holder of these debentures to cure the default.

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

Trey Resources, Inc.

Date: May 20, 2009	By:	/s/ Mark Meller
Mark Meller, President, Chief Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 20, 2009	By:	/s/ Mark Meller
Mark Meller, President, Chief Executive Officer and Principal Financial Officer

Index of Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.