Form 10-Q
period 2009-06-30
TREY RESOURCES INC
filed 2009-08-14
CIK 1236275

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Class A, common stock, par value $.00001, outstanding as of August 11, 2009:  4,400,473,533

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$437,468	$420,042
Accounts receivable, net of allowance for doubtful accounts of $154,000 and $163,193, respectively	561,440	566,084
Inventory	-	34,565
Prepaid expenses and other current assets	35,690	73,599

Total current assets	1,034,598	1,094,290

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $382,131 and $337,294, respectively	151,694	191,451

OTHER ASSETS
Intangible assets, net of accumulated amortization of $590,005 and $491,520, respectively	3,226	101,711
Deposits and other assets	33,232	25,105
Total other assets	36,458	126,816

TOTAL ASSETS	$1,222,750	$1,412,557

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,706,513	$1,860,610
Due to related parties	863,184	1,711,477
Convertible debentures payable	1,574,100	1,574,100
Derivative liability	1,172,389	857,236
Current portion of notes payable and capital leases	56,905	92,828
Warrant liability	-	75,450
Notes payable to related parties	177,296	321,063
Deferred revenue	157,662	174,104

Total current liabilities	5,708,049	6,666,958

Total long-term liabilities	-	-

TOTAL LIABILITIES	5,708,049	6,666,958

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – par value $.00001; authorized 10,000,000,000 shares;
4,400,473,533 and 4,105,473,533 shares issued and outstanding,
respectively	44,005	41,055
Class B - par value $.00001; authorized 50,000,000 shares;
no shares issued and outstanding	-	-
Class C - par value $.00001; authorized 20,000,000 shares;
no shares issued and outstanding	-	-
Additional paid in capital	5,679,814	5,483,389
Additional paid in capital - warrants	125,166	125,166
Accumulated deficit	(10,334,284)	(10,904,011)

Total stockholders' deficit	(4,485,299)	(5,254,401)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,222,750	$1,412,557

See accompanying footnotes to the condensed consolidated financial statements

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the six months		For the three months
	ended June 30,		ended June 30,
	2009	2008	2009	2008

SALES, net	$3,890,189	$3,877,594	$1,801,406	$1,927,704

COST OF SALES	2,305,537	2,461,748	1,057,629	1,207,689

GROSS PROFIT	1,584,652	1,415,846	743,777	720,015

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
Selling expenses	759,785	610,361	452,267	313,347
General and administrative expenses	859,638	859,570	279,139	441,416
Depreciation and amortization	147,354	152,918	72,804	73,702
Total selling, general and administrative expenses	1,766,777	1,622,849	804,210	828,465

LOSS FROM OPERATIONS	(182,125)	(207,003)	(60,433)	(108,450)

OTHER INCOME (EXPENSE)
Gain (loss) on revaluation of derivatives	(239,613)	(1,379,887)	(432,156)	(1,382,449)
Amortization of discount on debt conversion	--	(73,393)	--	(18,348)
Gain on sales of securities available for sale	--	--	--	--
Other income (expense)	1,094,356	7,761	1,094,356	12,733
Interest expense	(102,891)	(91,055)	(59,085)	(51,312)
Total other income (expense)	751,582	(1,536,574)	603,115	(1,439,376)

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	569,727	(1,743,577)	542,682	(1,547,826)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO
COMMON SHARES	$569,727	$(1,743,577)	$542,682	$(1,547,826)

NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	4,241,882,373	3,637,659,125	4,323,550,456	3,745,473,533
Diluted	10,000,000,000	3,637,659,125	10,000,000,000	3,745,473,533

See accompanying footnotes to the condensed consolidated financial statements

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$569,727	$(1,743,577)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	147,354	152,918
Forgiveness of debt as a result of settlement with director of Company	(1,094,356)
Amortization of debt discounts	-	73,393
Beneficial interest on issuance of stock	22,875	8,164
Common stock issued for repayment of deferred compensation	17,000	-
Loss on revaluation of derivative	239,613	1,379,887
Deferred interest income on notes receivable	-	(908)
Changes in certain assets and liabilities:
Accounts receivable, net	4,644	(36,010)
Inventory	34,565	45,647
Prepaid expenses and other assets	26,968	(9,176)
Accounts payable and accrued liabilities	(75,308)	359,344
Deferred revenue	(16,442)	11,196
Related party accounts	97,249	150,898
Total cash provided by operating activities	(26,111)	391,776

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,298)	-
Proceeds on sale of shares of SWK	150,000	-
Redemption of notes receivable	-	67,379
Total cash provided by (used in) investing activities	143,702	67,379

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans, notes payable, capital leases and convertible debentures	(100,165)	(257,481)
Total cash used in financing activities	(100,165)	(257,431)

NET INCREASE IN CASH	17,426	201,724

CASH – BEGINNING OF PERIOD	420,042	146,443

CASH – END OF PERIOD	$437,468	$237,579

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the six months ended June 30, 2009:

a) The Company paid Jerome R. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors since January 1, 2003, the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory note, and any balance thereafter to deferred and accrued compensation due Mr. Mahoney. The total outstanding debt due to Mr. Mahoney was approximately $1,210,000.

b)  The Company issued 200,000,000 shares of Class A Common stock for repayment of $17,000 in deferred compensation with a fair value of value $37,500. The difference in the market value and $17,000 of deferred compensation repaid was charged to beneficial interest in the amount of $20,500.

c)  The Company issued 95,000,000 shares of Class A Common stock for repayment of $9,500 in accrued expenses with a fair value of value $11,875. The difference in the market value and $9,500 of accrued expenses was charged to beneficial interest in the amount of $2,375.

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
JUNE 30, 2009 AND 2008

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
JUNE 30, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses.  For the three and six months ended June 30, 2009 and 2008, advertising expenses were $-0- and $1,763, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2009 and December 31, 2008, respectively.

The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation. The Company had uninsured cash balances of $157,502 and $131,081 at June 30, 2009 and December 31, 2008, respectively.

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
JUNE 30, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2009 and December 31, 2008, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Effective this January 1, 2009, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

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

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$542,682	$(1,547,826)
Weighted-average common shares outstanding	4,323,550,456	3,745,473,533
Basic net income (loss) per share attributable to common Stockholders	$0.00	$0.00
Diluted net income (loss) per share computation
Net loss attributable to common stockholders	$542,682	$(1,547,826)
Weighted-average common shares outstanding	4,323,550,456	3,745,473,533
Incremental shares attributable to the common stock equivalents	5,676,449,544	-
Total adjusted weighted-average shares	10,000,000,000	3,745,473,533
Diluted net income (loss) per share attributable to common Stockholders	$0.00	$(0.00)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$569,727	$(1,743,577)
Weighted-average common shares outstanding	4,241,882,373	3,637,659,125
Basic net income (loss) per share attributable to common Stockholders	$0.00	$0.00
Diluted net income (loss) per share computation
Net loss attributable to common stockholders	$569,727	$(1,743,577)
Weighted-average common shares outstanding	4,241,882,373	3,637,659,125
Incremental shares attributable to the common stock equivalents	5,758,117,627	-
Total adjusted weighted-average shares	10,000,000,000	3,637,659,125
Diluted net income (loss) per share attributable to common Stockholders	$0.00	$(0.00)

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Liabilities

During April 2003, the Financial Accounting Standards Board issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the three and six months ended June 30, 2009 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures (see note 9).

Long-Lived Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.  In accordance with the requirements of this pronouncement, the Company has assessed the value of the intangible assets reflected as goodwill on its books and has determined that future benefit for these assets exists.  At June 30, 2009, and December 31, 2008 the Company had realized a decline in the value of the Goodwill and recorded cumulative impairments of $1,062,040.

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

In December 2007, the FASB finalized the provisions of the Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements.”  This EITF Issue provides guidance and requires financial statement disclosures for collaborative arrangements.  EITF Issue No. 07-1 is effect for financial statements issued for fiscal years beginning after December15, 2008.  The adoption of EITF Issue No. 07-1 did not have a material impact on the Company’s condensed consolidated financial statements.

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
JUNE 30, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of SFAS 162 did not have a material impact on the Compnay’s condensed consolidated financial statements.

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

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets” (EITF 08-7). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this EITF did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change the FSP brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 The Company’s adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FSP FAS 157-4 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of issued FSP FAS FAS 107-1 and APB 28-1did not have a material impact on the Company’s condensed consolidated financial statements.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Company’s financial position or results of operations, but will change the way in which GAAP is referenced in the Company’s financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted SFAS 165 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of June 30, 2009 through the date the financial statements were issued. During this period, the Company did not have any recognizable or disclosable subsequent events.

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

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2009 and December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

June 30, 2009	Level I	Level II	Level III	Total

Convertible debentures	$-	$1,574,100	$-	$1,574,100
Notes payable and capital leases	-	56,905	-	56,905
Notes payable to related parties	-	177,296	-	177,296
Derivative liabilities	-	1,172,389	-	1,172,389
Warrant liabilities	-	-	-	-
Total Liabilities	$-	$2,980,690	$-	$2,980,690

December 31, 2008	Level I	Level II	Level III	Total

Convertible debentures	$-	$1,574,100	$-	$1,574,100
Notes payable and capital leases	-	92,828	-	92,828
Notes payable to related parties	-	321,063	-	321,063
Derivative liabilities	-	857,236	-	857,236
Warrant liabilities	-	75,450	-	75,450
Total Liabilities	$-	$2,920,677	$-	$2,920,677

Effective this January 1, 2009, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

NOTE 4 –INTANGIBLE ASSETS

The acquisition of the client lists of Wolen Katz and AMP-Best Consulting in 2006 is currently valued at $3,226, which is net of accumulated amortization of $590,005. These intangible assets are being amortized over a three-year period. The amortization expense for the three and six months ended June30, 2009 and 2008 was $49,242 and $98,485, respectively, for both periods.

Management reviewed these intangible assets for impairment at June 30, 2009 and December 31, 2008 and has determined that no further write-down for impairment is required.

NOTE 5 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring operating losses and current liabilities exceeded current assets by approximately $4.7 million, as of June 30, 2009. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 6- LINE OF CREDIT

The Company has a line of credit with Bank of America in the amount of $250,000. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate.  Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid.  Principal shall be due and payable on demand.  The Company had no outstanding loan balances as of June 30, 2009 and December 31, 2008.

NOTE 7- CONVERTIBLE DEBENTURES PAYABLE

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

Pursuant to the subscription agreements set forth above, on June 30, 2003, the Company issued $40,000 in 5% convertible debentures and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement.  The 20% beneficial conversion feature was previously recorded as prepaid financing costs, until such time as the Company's Class A common stock into which the debentures are convertible was registered and deemed effective by the U.S Securities and Exchange Commission.  The Company completed the effective registration of the Company's common stock, and any amounts capitalized have been charged to expense in accordance with EITF Issue 98-5. During the six months ended June 30, 2009 and during the year ended December 31, 2008, no additional payments have been made on these outstanding convertible debentures. Total outstanding principal balance of the convertible debentures as of June 30, 2009 and December 31, 2008 was $15,000, plus accrued interest of $5,797 and $5,425, respectively.

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

During the six months ended June 30, 2009, the Company did not issue any shares of Class A common stock for repayment of principal on the convertible debenture held by YA Global Investments, f/k/a Cornell Capital Partners. The aggregate principal value of the debentures at June 30, 2009 is $1,559,100. Debt discount has been fully amortized.

As of June 30, 2009, the Company is in default on all of these debentures and continues to negotiate with YA Global to cure the default.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 8 - DERIVATIVE LIABILITY

In accordance with SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," the conversion feature associated with the Cornell Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,946,936 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $1,172,389 at June 30, 2009. In addition the Company issued 4 million warrants which were valued at $75,450 and are not subject to revaluation. These warrants have expired, and, as such, the warrant liability was credited to gain on valuation of derivative during the six months ended June 30, 2009.  These warrants are included in the condensed consolidated balance sheets as warrant liability at December 31, 2008. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions at June 30, 2009:

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions at June 30, 2009:

Fair market value of stock	$0.0001875
Exercise price	$0.00016875
Dividend yield	0.00%
Risk free interest rate	1.64%
Expected volatility	107.97%
Expected life	3 Years

NOTE 9 - DUE TO RELATED PARTIES

Pursuant to the employment contract dated January 1, 2003 between the Company and Jerome Mahoney, the Non-Executive Chairman of the Board, Mr. Mahoney is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $725, an auto allowance of $800 and a health insurance allowance of $1,400 per month.  Also, pursuant to the employment contract with Mr. Mahoney, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Mahoney is entitled to receive a one-time payment of $350,000. During the six months ended June 30, 2009, the Company issued 100,000,000 shares of Class A Common stock to Mr. Mahoney for repayment of $8,500 in deferred compensation with a fair value of value $18,750. The difference in the fair value and amount of deferred compemsation repaid was charged to beneficial interest in the amount of $10,250. In May 2009, the Company paid Jerome R. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors since January 1, 2003, the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory note, and any balance thereafter to deferred and accrued compensation due Mr. Mahoney. The total outstanding debt due to Mr. Mahoney was $1,211,856. The remaining unpaid and forgiven balance was credited to other income in the accompanying balance sheet in the amount of $1,094,356.

Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $600 and an auto allowance of $800.  Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000.  In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004. During the six months ended June 30, 2009, the Company issued 100,000,000 shares of Class A Common stock to Mr. Meller for repayment of $8,500 in deferred compensation with a fair value of value $18,750. The difference in the fair value and amount of deferred compemsation repaid was charged to beneficial interest in the amount of $10,250.  Total amounts owed to Mr. Meller at June 30, 2009, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $863,183.

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

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 10 – NOTES PAYABLE TO RELATED PARTIES

Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerome Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources.  At the end of the first quarter, March 31, 2009,  the principal on this note was $79,525 and accrued interest was $77,086. This is included in notes payable to related parties on the balance sheet. In May 2009, the Company paid Jerome R. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors since January 1, 2003, the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory note, and any balance thereafter to deferred and accrued compensation due Mr. Mahoney (see Note 10).

In connection with the acquisition of SWK, Inc., the Company assumed a note payable to Gary Berman, VP – MAPADOC EDI Service of SWK Technologies, Inc., our wholly owned subsidiary.  On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc.  The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217.  As of June 30, 2009, the note had been fully paid.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, President of SWK Technologies, Inc., our wholly owned subsidiary.  On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc.  The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217.  As of June 30, 2009, the note had been fully paid.

NOTE 11 – INCOME TAXES

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III, former officer of AMP-Best and current Chief Financial Officer of SWK Technologies, Inc. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of June 30, 2009 and December 31, 2008, the principal balance on the note is $177,296 and $231,418, respectively.

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2009 and December 31, 2008 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 12 - CAPITAL STOCK

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

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2009, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of June 30, 2009: 10,000,000,000 shares of authorized common stock with a par value of $.00001, 4,305,473,533 shares were issued and outstanding.  Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends.  The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future.  The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the six months ended June 30, 2009, the Company had the following transactions in its Class A common stock:

The Company issued 200,000,000 shares of Class A Common stock for repayment of $17,000 in deferred compensation with a fair value of value $37,500. The difference in the market value and $17,000 of  deferred compensation repaid was charged to beneficial interest in the amount of $10,250.

The Company issued 95,000,000 shares of Class A Common Stoc for repayment of accrued expenses of $9,500 with a fair value of $11,875. The difference in the market value and $11,875 of  deferred compensation repaid was charged to beneficial interest in the amount of $2,375.

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001.  Class B stock has voting rights of 1 to 100 with respect to Class A Common Stock.  As of June 30, 2009, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock.  Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001.  Class C stock has voting rights of 1 vote for every 1,000 shares with respect to Class A Common Stock.  As of June 30, 2009, no shares were issued or outstanding.

NOTE 13 – SALE OF SHARES OF SWK TECHNOLOGIES

On May 6, 2009, the Company sold twenty-five (25) newly issued shares or 20% of the stock of SWK Technologies, Inc., a wholly owned subsidiary of Trey Resources, Inc. for a purchase price of $150,000.  This $150,000 paid to SWK Technologies, Inc. was transferred to Trey Resources, Inc. as a management fee.

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

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

Since the acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey are derived from the sales and service of Sage Software and MAPADOC products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

Revenues for the six months ended June 30, 2009 increased $12,595 (0.3%) to $3,890,189 as compared to $3,877,594 for the six months ended June 30, 2008. These sales were all generated by the Company’s operating subsidiary, SWK Technologies (“SWKT”).  This increase is primarily due to increased consulting revenues offset mostly by decreases in software sales and revenues derived from maintenance agreements.

Gross profit for the six months ended June 30, 2009 increased $168,806 (11.9%) to $1,584,652 as compared to $1,415,846 for the six months ended June 30, 2008. For the six months ended June 30, 2009 the gross profit percentage was 40.7% as compared to 36.5% for the six months ended June 30, 2008. The mix of products being sold by the company changes from time to time, and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases. The change in sales mix resulted in gross profit being higher as a percent of sales.

Total operating expenses increased $143,928 (8.9%) to $1,766,777 for the six months ended June 30, 2009 as compared to $1,622,849 for the six months ended June 30, 2008. This increase is mainly attributed to the increase in selling expenses.

Total other income (expense) for the six months ended June 30, 2009 was income of $751,852 as compared to an expense of $1,536,574 for the six months ended June 30, 2008. The increase in other income primarily reflects other income for the forgiveness of debt associated with the settlement with Mr. Mahoney (see Note 10 to the Financial Statements) lower loss on the valuation of derivatives.

For six months ended June 30, 2009 the Company had net income of $569,727 as compared to a net loss of $1,743,577 for the six months ended June 30, 2008. The change in net income (loss) was the result of the factors discussed above.

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

Revenues for the three months ended June 30, 2009 decreased $126,298 (6.6%) to $1,801,406 as compared to $1,927,704 for the three months ended June 30, 2008. These sales were all generated by the Company’s operating subsidiary, SWK Technologies (“SWKT”).  This decrease is primarily due to lower software sales and revenues derived from maintenance agreements offset partially by an increase in consulting revenues.

Gross profit for the three months ended June 30, 2009 increased $23,762 (3.3%) to $743,777 as compared to $720,015 for the three months ended June 30, 2008. For the three months ended June 30, 2009 the gross profit percentage was 41.3% as compared to 37.4% for the three months ended June 30, 2008. The mix of products being sold by the company changes from time to time, and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases. The change in sales mix resulted in gross profit being higher as a percent of sales.

Total operating expenses decreased $24,255 (2.9%) to $804,210 for the three months ended June 30, 2009 as compared to $828,465 for the three months ended June 30, 2008. This decrease is mainly attributed to the decrease in bad debt expenses, officers’ salaries and professional fees offset mostly by an increase in selling expenses.

Total other income (expense) for the three months ended June 30, 2009 was income of $603,115 as compared to an expense of $1,439,376 for the three months ended June 30, 2008. The increase in other income primarily reflects other income for the forgiveness of debt associated with the settlement with Mr. Mahoney (see Note 10 to the Financial Statements) lower loss on the valuation of derivatives.

For three months ended June 30, 2009 the Company had net income of $542,682 as compared to a net loss of $1,547,826 for the six months ended June 30, 2008. The change in net income (loss) was the result of the factors discussed above.

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

The Company has suffered recurring losses and current liabilities exceeded current assets by approximately $4.7 million, as of June 30, 2009, and, as such, will require financing for working capital to meet its operating obligations.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (n/k/a/ YA Global Investments “YA Global”).  Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures.  The debentures were due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the YA Global debentures at June 30, 2009 is $1,559,100 for principal and $494,978 for interest. As of June 31, 2009, the Company is in default of all the YA Global debentures and continues to negotiate with YA Global to cure the default.

During the six months ended June 30, 2009, Trey had a net increase in cash of $17,426.  Trey’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities.  Trey had used cash in operating activities of $26,111 for the six months ended June 30, 2009, a decrease of $417,887 as compared to cash provided by operating activities of $391,776 for the six months ended June 30, 2008. This decrease is primarily attributed to the decrease in accounts payable and accrued expenses. Management has been keeping tight control on the cash and expenses and has been leveraging their funding needs through related party accounts.

Cash provided by (used in) investing activities.  Investing activities for the six months ended June 30, 2009 provided cash of $143,702 as compared to $67,379 for the six months ended June 30, 2008. The Company received $150,000 from the sale of shares of SWK Technologies during the six months ended June 30, 2009 partially offset by the purchase of property and equipment as compared to receiving $67,379 from cash redemptions of the notes receivable for the same period in the prior year.

Cash provided by (used in) financing activities.  Financing activities in the six months ended June 30, 2009 used a total of $100,165 in cash as compared to using $257,481 of cash for the three months ended June 30, 2008. This decline in cash used in financing activities is the result of lower repayments from notes payable, convertible debentures and capital leases.

Off Balance Sheet Arrangements

During the six months ended June 30, 2009, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

PART II – OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2009, the Company was in default of all of the Secured Convertible Debentures held by YA Global Investments LP. As of June 30, 2009, the total principal amount due on these debentures was $1,559,100 and the total accrued interest was $494,978. As of the date of this filing, management is currently in negotiations with holder of these debentures to cure the default.

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

ITEM 6. EXHIBITS

10.1
Securities Purchase Agreement dated May 6, 2009 by and among Trey Resources, Inc., SWK Technologies, Inc. Jeffrey D. Roth and Jerome R. Mahoney filed as Exhibit 10.1 on a Current Report on Form 8-K dated May 6, 2009 and is incorporated herein by reference.

10.2
Termination and Settlement Agreement dated May 6, 2009 by and among Trey Resources, Inc., SWK Technologies, Inc. Jeffrey D. Roth and Jerome R. Mahoney filed as Exhibit 10.2 on a Current Report on Form 8-K dated May 6, 2009 and is incorporated herein by reference.

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

Trey Resources, Inc.

Date: August 14, 2009	By:	/s/ Mark Meller
Mark Meller
President, Chief Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 14, 2009	By:	/s/ Mark Meller
Mark Meller
President, Chief Executive Officer and Principal Financial Officer

Index of Exhibits

10.1
Securities Purchase Agreement dated May 6, 2009 by and among Trey Resources, Inc., SWK Technologies, Inc. Jeffrey D. Roth and Jerome R. Mahoney filed as Exhibit 10.1 on a Current Report on Form 8-K dated May 6, 2009 and is incorporated herein by reference.

10.2
Termination and Settlement Agreement dated May 6, 2009 by and among Trey Resources, Inc., SWK Technologies, Inc. Jeffrey D. Roth and Jerome R. Mahoney filed as Exhibit 10.2 on a Current Report on Form 8-K dated May 6, 2009 and is incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.