Form 10-Q
period 2009-09-30
TREY RESOURCES INC
filed 2009-11-12
CIK 1236275

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Class A, common stock, par value $.00001, outstanding as of November 6, 2009:  5,463,980,056

TREY RESOURCES, INC. and SUBSIDIARIES

ITEM 1  - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$374,391	$420,042
Accounts receivable, net of allowance for doubtful accounts of
$155,999 and $163,193, respectively	556,052	566,084
Inventory	-	34,565
Prepaid expenses and other current assets	43,874	73,599

Total current assets	974,317	1,094,290

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$401,488 and $337,294, respectively	141,806	191,451

OTHER ASSETS
Intangible assets, net of accumulated amortization of
$593,231 and $491,520, respectively	-	101,711
Deposits and other assets	54,684	25,105
Total other assets	54,684	126,816

TOTAL ASSETS	$1,170,807	$1,412,557

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,616,927	$1,860,610
Due to related parties	844,936	1,711,477
Convertible debentures payable	1,491,800	1,574,100
Derivative liability	1,355,751	857,236
Current portion of notes payable and capital leases	39,900	92,828
Warrant liability	-	75,450
Notes payable to related parties	155,517	321,063
Deferred revenue	133,934	174,104

Total current liabilities	5,638,765	6,666,958

Total long-term liabilities	-	-

TOTAL LIABILITIES	5,638,765	6,666,958

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – par value $.00001; authorized 10,000,000,000 shares; 5,103,892,337 and 4,105,473,533 shares issued and outstanding, respectively	51,039	41,055
Class B - par value $.00001; authorized 50,000,000 shares; no shares issued and outstanding	-	-
Class C - par value $.00001; authorized 20,000,000 shares; no shares issued and outstanding	-	-
Additional paid in capital	7,109,879	5,483,389
Additional paid in capital - warrants	125,166	125,166
Accumulated deficit	(11,754,042)	(10,904,011)

Total stockholders' deficit	(4,467,958)	(5,254,401)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,170,807	$1,412,557

See accompanying footnotes to the condensed consolidated financial statements

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the nine months ended September 30,		For the three months ended September 30,
	2009	2008	2009	2008
SALES, net	$5,751,394	$5,711,263	$1,861,205	$1,833,669

COST OF SALES	3,310,394	3,701,414	1,004,857	1,239,666

GROSS PROFIT	2,441,000	2,009,849	856,348	594,003

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
Selling expenses	914,927	877,060	155,142	266,689
General and administrative expenses	1,387,574	1,259,402	527,936	399,832
Depreciation and amortization	171,343	227,234	23,989	74,316
Total selling, general and administrative expenses	2,473,844	2,363,696	707,067	740,837

PROFIT (LOSS) FROM OPERATIONS	(32,844)	(353,847)	149,281	(146,834)

OTHER INCOME (EXPENSE)
Gain (loss) on revaluation of derivatives	(422,975)	(1,286,112)	(183,362)	93,775
Amortization of discount on debt conversion	-	(73,393)	-	-
Common stock issued for debt conversion discount	(260,444)	-	(260,444)	-
Other income (expense)	-	10,873	-	3,113
Interest expense	(133,768)	(167,218)	(30,877)	(76,164)
Total other income (expense)	(817,187)	(1,515,850)	(474,683)	20,724

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	(850,031)	(1,869,697)	(325,402)	(126,110)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO
COMMON SHARES	$(850,031)	$(1,869,697)	$(325,402)	$(126,110)

NET INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	4,387,136,912	3,709,301,595	4,762,909,431	3,851,029,089

See accompanying footnotes to the condensed consolidated financial statements.

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(850,031)	$(1,869,687)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities
Depreciation and amortization	171,344	223,014

Amortization of debt discounts	-	73,393
Beneficial interest on issuance of stock	22,874	-
Common stock issued for repayment of deferred compensation	17,000	-
Loss on revaluation of derivative	422,975	1,286,112
Common stock issued for debt conversion discount	260,444	43,084
Deferred interest income on notes receivable	-	(908)
Changes in certain assets and liabilities:
Accounts receivable, net	10,032	(66,860)
Inventory	34,565	11,082
Prepaid expenses and other assets	(4,075)	51,484
Accounts payable and accrued liabilities	(164,894)	365,410
Deferred revenue	(40,170)	17,525
Related party accounts	79,001	225,996
Total cash provided by (used in) operating activities	(40,935)	359,645

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(15,767)	(11,255)
Redemption of notes receivable	-	67,379
Total cash provided by (used in) investing activities	(15,767)	56,124

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (repayment of) related party loans	-	(41,005)
Proceeds on sale of shares of SWK	150,000	-
Repayment of loans, notes payable, capital leases and convertible debentures	(138,949)	(252,467)
Total provided by (cash used) in financing activities	11,051	(293,472)

NET INCREASE (DECREASE) IN CASH	(45,651)	122,297

CASH – BEGINNING OF PERIOD	420,042	146,443

CASH – END OF PERIOD	$374,391	$268,740

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements.

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the nine months ended September 30, 2009:

a) The Company paid Jerome R. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors since January 1, 2003, the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory note, and any balance thereafter to deferred and accrued compensation due Mr. Mahoney. The total outstanding debt due to Mr. Mahoney was approximately $1,212,000.

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

d) The Company issued 703,418,804 shares of Class A Common Stock with a total value of $342,744 for conversion of $82,300 of principal on outstanding debentures with YA Global Investments, (f/k/a Cornell Capital Partners).

For the nine months ended September 30, 2008, the Company:

a) Issued 626,111,111 shares of Class A Common Stock with a total value of $78,264 for conversion of $70,100 of principal on outstanding debentures with YA Global Investments, (f/k/a Cornell Capital Partners).

See accompanying footnotes to the condensed consolidated financial statements.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

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
SEPTEMBER 30, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

With respect to the sale of software license fees, the Company recognizes revenue in accordance with in FASB ASC 985-605 (Prior authoritative literature: Statement of Position 97-2, software Revenue Recognition (SOP 97-2)), as amended, and generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disk (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectability, which is assessed on a customer-by-customer basis, is probable.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses.  For the three months ended September 30, 2009 and 2008, advertising expenses were $270 and $-0-, respectively. For the nine months ended September 30, 2009 and 2008, advertising expenses were $270 and $1,763, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 (Prior authoritative literature: FASB Statement 109, “Accounting for Income Taxes,”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2009 and December 31, 2008, respectively.

The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation. The Company had uninsured cash balances of $76,686 and $131,081 at September 30, 2009 and December 31, 2008, respectively.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

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

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2009 and December 31, 2008, as defined in FASB ASC 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Effective this January 1, 2009, we implemented FASB ASC 825-10, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of FASB ASC 825-10 for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Loss) Per Common Share

FASB Accounting Standards Codification (“ASC”) 260-10 (Prior authoritative literature: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

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

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(325,402)	$(126,110)
Weighted-average common shares outstanding	4,762,909,431	3,851,029,089
Basic net income (loss) per share attributable to common stockholders	$(0.00)	$(0.00)
Diluted net income (loss) per share computation
Net loss attributable to common stockholders	$(325,402)	$(126,110)
Weighted-average common shares outstanding	4,762,909,431	3,851,029,089
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	4,762,909,431	3,851,029,089
Diluted net income (loss) per share attributable to common Stockholders	$(0.00)	$(0.00)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(850,031)	$(1,869,697)
Weighted-average common shares outstanding	4,387,136,912	3,709,301,595
Basic net income (loss) per share attributable to common Stockholders	$(0.00)	$(0.00)
Diluted net income (loss) per share computation
Net loss attributable to common stockholders	$(850,031)	$(1,869,697)
Weighted-average common shares outstanding	4,387,136,912	3,709,301,595
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	4,387,136,912	3,709,301,595
Diluted net income (loss) per share attributable to common Stockholders	$(0.00)	$(0.00)

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Liabilities

During April 2003, the Financial Accounting Standards Board issued FASB ASC 815-10 (Prior authoritative literature, SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FASB ASC 815-10 clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. FASB ASC 815-10 requires that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  FASB ASC 815-10 is effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. The financial statements for the three and nine months ended September 30, 2009 include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Cornell Convertible Debentures (see note 9).

Long-Lived Assets

FASB ASC 350-30, formerly SFAS No. 142, “Goodwill and Other Intangible Assets”, requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.  In accordance with the requirements of this pronouncement, the Company has assessed the value of the intangible assets reflected as goodwill on its books and has determined that future benefit for these assets exists.  At September 30, 2009, and December 31, 2008 the Company had realized a decline in the value of the Goodwill and recorded cumulative impairments of $1,062,040.

Stock-Based Compensation

The Company has adopted FASB ASC 718-10 (Prior authoritative literature:  SFAS No. 123R, “Accounting for Stock-Based Compensation”), which establishes financial accounting and reporting standards for stock-based employee compensation plans.  This pronouncement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the results of operations or cash flows for the period ended September 30, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued FASB ASC 810-10 (Prior authoritative literature: SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  FASB ASC 810-10 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FASB ASC 810-10 will be effective  beginning January 1, 2009. The adoption of FASB ASC 810-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued FASB ASC 805-10 (Prior authoritative literature SFAS No 141(R), “Business Combinations.”  This statement provides new accounting guidance and disclosure requirements for business combinations.  FASB ASC 805-10 is effective for business combinations which occur in the first fiscal year beginning on or after December 15, 2008. The adoption of FASB ASC 805-10 did not have a significant impact on the Company’s condensed consolidated financial statements or financial position, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions the Company consummates after the effective date.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB finalized the provisions of the FASB ASC 808-10, “Accounting for Collaborative Arrangements.”  FASB ASC 808-10 provides guidance and requires financial statement disclosures for collaborative arrangements. FASB ASC 808-10 is effect for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FASB ASC 808-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815-10 (Prior authoritative literature (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  FASB ASC 815-10requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  FASB ASC 815-10 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued FASB ASC 350-30, Determination of the Useful Life of Intangible Assets. FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FASB ASC 350-30must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company’s adoption of FASB ASC 350-30 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2008, the FASB ratified FASB ASC 840-10, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements. FASB ASC 840-10 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. FASB ASC 840-10 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of FASB ASC 840-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2008, the FASB issued FASB ASC 350-30, Accounting for Defensive Intangible Assets”. FASB ASC 350-30 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ FASB ASC 350-30 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. FASB ASC 350-30 also requires that defensive intangible assets be assigned a useful life in accordance with FASB ASC 350-30-35 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change FASB ASC 320-10 brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FASB ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009 The Company’s adoption of FASB ASC 320-10 did not have a material impact on the Company’s condensed consolidated financial statements.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10 provides additional guidance for estimating fair when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FASB ASC 820-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods FASB ASC 825-10 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of issued FASB ASC 825-10 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105-10, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. FASB ASC 105-10 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Company’s financial position or results of operations, but will change the way in which GAAP is referenced in the Company’s financial statements. FASB ASC 105-10  is effective for interim and annual reporting periods ending after September 15, 2009.

In May 2009, the FASB issued FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855-10 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of September 30, 2009 through the date the financial statements were issued.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We do not anticipate any material impact from this Update.

NOTE 3 - FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued FASB ASC 820-10, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FASB ASC 820-10 were effective January 1, 2008.

As defined in FASB ASC 820-10, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique.

These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 3 - FAIR VALUE MEASUREMENTS (continued)

The three levels of the fair value hierarchy defined by FASB ASC 820-10 are as follows:

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2009 and December 31, 2008. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

September 30, 2009	Level I	Level II	Level III	Total

Convertible debentures	$-	$1,491,800	$-	$1,491,800
Notes payable and capital leases	-	39,900	-	39,900
Notes payable to related parties	-	155,517	-	155,517
Derivative liabilities	-	1,355,751	-	1,355,751
Warrant liabilities	-	-	-	-
Total Liabilities	$-	$3,042,968	$-	$3,042,968

December 31, 2008	Level I	Level II	Level III	Total

Convertible debentures	$-	$1,574,100	$-	$1,574,100
Notes payable and capital leases	-	92,828	-	92,828
Notes payable to related parties	-	321,063	-	321,063
Derivative liabilities	-	857,236	-	857,236
Warrant liabilities	-	75,450	-	75,450
Total Liabilities	$-	$2,920,677	$-	$2,920,677

Effective this January 1, 2009, we implemented FASB ASC 820-10, formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of FASB ASC 820-10 for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008
NOTE 4 –INTANGIBLE ASSETS

The acquisition of the client lists of Wolen Katz and AMP-Best Consulting in 2006 is currently valued at $-0-, which is net of accumulated amortization of $593,231. These intangible assets are being amortized over a three-year period. The amortization expense for the three and nine months ended September 30, 2009 and 2008 was $3,226 and $101,711, respectively, as compared to $49,243 and $147,728 for the same periods in the prior year.

As of September 30, 2009, this intangible has been fully amortized.

NOTE 5 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring operating losses and current liabilities exceeded current assets by approximately $4.7 million, as of September 30, 2009. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

NOTE 6- LINE OF CREDIT

The Company has a line of credit with Bank of America in the amount of $250,000. The secured line of credit bears interest at prime plus 1% per annum, which can change with the fluctuations in the prime rate.  Monthly payments of interest only in arrears shall be due and payable on the 4th of each month and these have been paid.  Principal shall be due and payable on demand.  The Company had no outstanding loan balances as of September 30, 2009 and December 31, 2008.

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

Pursuant to the subscription agreements set forth above, on June 30, 2003, the Company issued $40,000 in 5% convertible debentures and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement.  The 20% beneficial conversion feature was previously recorded as prepaid financing costs, until such time as the Company's Class A common stock into which the debentures are convertible was registered and deemed effective by the U.S Securities and Exchange Commission.  The Company completed the effective registration of the Company's common stock, and any amounts capitalized have been charged to expense in accordance with in FASB ASC 470-2, formerly EITF Issue 98-5. During the nine months ended September 30, 2009 and during the year ended December 31, 2008, no additional payments have been made on these outstanding convertible debentures. Total outstanding principal balance of the convertible debentures as of September 30, 2009 and December 31, 2008 was $15,000, plus accrued interest of $5,986 and $5,425, respectively.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 7- CONVERTIBLE DEBENTURES PAYABLE (Continued)

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

During the nine months ended September 30, 2009, the Company issued 703,418,804 shares of Class A common stock for repayment of $82,300 of principal on the convertible debenture held by YA Global Investments, f/k/a Cornell Capital Partners. The aggregate principal value of the debentures at September 30, 2009 is $1,476,800. Debt discount has been fully amortized.

As of September 30, 2009, the Company is in default on all of these debentures and continues to negotiate with YA Global to cure the default. On October 30, 2009, YAG Investments L.P. agreed to change the maturity date of the convertible debentures to December 30, 2010 ( See Note 15).

NOTE 8 - DERIVATIVE LIABILITY

In accordance with FASB ASC 815-10 (Prior authoritative literature: SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and FASB ASC 815-40, formerly EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," the conversion feature associated with the YA Global Investments, f/k/a Cornell Capital Partners Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,946,936 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $1,355,751 at September 30, 2009. In addition the Company issued 4 million warrants which were valued at $75,450 and are not subject to revaluation. These warrants have expired, and, as such, the warrant liability was credited to gain on valuation of derivative during the nine months ended September 30, 2009.  These warrants are included in theconsolidated balance sheets as warrant liability at December 31, 2008.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions at September 30, 2009:

Fair market value of stock	$0.00031
Exercise price	$0.000279
Dividend yield	0.00%
Risk free interest rate	1.45%
Expected volatility	152.24%
Expected life	3 Years

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 9 - DUE TO RELATED PARTIES

Pursuant to the employment contract dated January 1, 2003 between the Company and Jerome Mahoney, the Non-Executive Chairman of the Board, Mr. Mahoney is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $725, an auto allowance of $800 and a health insurance allowance of $1,400 per month.  Also, pursuant to the employment contract with Mr. Mahoney, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Mahoney is entitled to receive a one-time payment of $350,000. In May 2009 the Company issued 100,000,000 shares of Class A Common stock to Mr. Mahoney for repayment of $8,500 in deferred compensation with a fair value of value $18,750. The difference in the fair value and amount of deferred compemsation repaid was charged to beneficial interest in the amount of $10,250. In May 2009, the Company paid Jerome R. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors since January 1, 2003, the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory note, and any balance thereafter to deferred and accrued compensation due Mr. Mahoney. The total outstanding debt due to Mr. Mahoney was $1,211,856. The remaining unpaid and forgiven balance was credited to Additional Paid-In capital in the accompanying balance sheet  in the amount of $1,094,356.

Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $600 and an auto allowance of $800.  Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000.  In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004. During the nine months ended September 30, 2009, the Company issued 100,000,000 shares of Class A Common stock to Mr. Meller for repayment of $8,500 in deferred compensation with a fair value of value $18,750. The difference in the fair value and amount of deferred compemsation repaid was charged to beneficial interest in the amount of $10,250.  Total amounts owed to Mr. Meller at September 30, 2009, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $844,936.

Mr. Meller has agreed to defer payment of any monies due and owing him representing fixed compensation, which has been accrued on the Company’s balance sheet, and the one-time payment in connection with the Spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments.  Mr. Meller has further agreed, however, to accept payment or partial payment, from time to time, as determined in the sole discretion of the Board of Directors in the form of cash, the Company’s Class A Common Stock and/or the Company’s Class B Common Stock.

NOTE 10 – NOTES PAYABLE TO RELATED PARTIES

Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerome Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources.  At the end of the first quarter, March 31, 2009,  the principal on this note was $79,525 and accrued interest was $77,086. This is included in notes payable to related parties on the balance sheet. In May 2009, the Company paid Jerome R. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors since January 1, 2003, the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory note, and any balance thereafter to deferred and accrued compensation due Mr. Mahoney (see Note 9).

In connection with the acquisition of SWK, Inc., the Company assumed a note payable to Gary Berman, VP – MAPADOC EDI Service of SWK Technologies, Inc., our wholly owned subsidiary.  On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc.  The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217.  As of September 30, 2009, the note had been fully paid.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, President of SWK Technologies, Inc., our wholly owned subsidiary.  On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc.  The unsecured note accrued interest at 5% per annum and was payable in bi-weekly amounts of $217.  As of September 30, 2009, the note had been fully paid.

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III, former officer of AMP-Best and current Chief Financial Officer of SWK Technologies, Inc. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of September 30, 2009 and December 31, 2008, the principal balance on the note is $155,517 and $231,418, respectively.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008
NOTE 11 – INCOME TAXES

The Company adopted the provisions of FASB ASC 740-10 (Prior authoritative literature Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, on April 1, 2007. The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company does not believe it has any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FASB ASC 740-10.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2009 and December 31, 2008 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

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

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of September 30, 2009, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of September 30, 2009: 10,000,000,000 shares of authorized common stock with a par value of $.00001, 5,103,892,337 shares were issued and outstanding.  Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends.  The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future.  The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the nine months ended September 30, 2009, the Company had the following transactions in its Class A common stock:

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

The Company issued 703,418,804 shares of Class A Common Stock with a total value of $342,744 for conversion of $82,300 of principal on outstanding debentures with YA Global Investments, (f/k/a Cornell Capital Partners).

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001.  Class B stock has voting rights of 1 to 100 with respect to Class A Common Stock.  As of September 30, 2009, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock.  Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001.  Class C stock has voting rights of 1 vote for every 1,000 shares with respect to Class A Common Stock.  As of September 30, 2009, no shares were issued or outstanding.

NOTE 13 – SALE OF SHARES OF SWK TECHNOLOGIES

On May 6, 2009, the Company sold twenty-five (25) newly issued shares or 20% of the stock of SWK Technologies, Inc. (“SWK”), a wholly owned subsidiary of Trey Resources, Inc. for a purchase price of $150,000 to the President of SWK.

NOTE 14 – RESTATEMENT

The September 30, 2009 financial statements have been restated to reflect the reclassification of $1,094,356 related party debt forgiveness, from other income where it was previously reported, to additional paid-in capital. Net loss applicable to common shares, accumulated deficit and additional paid-in capital all increased by this amount. Net loss increased from income of $244,825 to a loss of $850,031; accumulated deficit increased from $10,659,686 to $11,754,042; and additional paid-in capital increased from $6,015,523 to $7,109,879. Net loss per basic and diluted share and cash provided by operating activities did not change.

NOTE 15 – SUBSEQUENT EVENT

On October 30, 2009, YAG Investments, L.P. agreed to extend the maturity date of the Convertible Debentures to December 30, 2010.

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

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

Since the acquisition of SWK, Inc., on June 2, 2004, all revenues reported by Trey are derived from the sales and service of Sage Software and MAPADOC products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

Revenues for the nine months ended September 30, 2009 increased $40,131 (0.7%) to $5,751,394 as compared to $5,711,263 for the nine months ended September 30, 2008. These sales were all generated by the Company’s operating subsidiary, SWK Technologies (“SWKT”).  This increase is primarily due to increased consulting revenues offset mostly by decreases in software sales and revenues derived from maintenance agreements.

Gross profit for the nine months ended September 30, 2009 increased $431,151 (21.5%) to $2,441,000 as compared to $2,009,849 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009 the gross profit percentage was 42.4% as compared to 35.2% for the nine months ended September 30, 2008. The mix of products being sold by the company changes from time to time, and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases whereas consulting revenues derive a higher gross profit. The change in sales mix resulted in gross profit being higher as a percent of sales.

Total operating expenses increased $110,148 (4.7%) to $2,473,844 for the nine months ended September 30, 2009 as compared to $2,363,696 for the nine months ended September 30, 2008. This increase is mainly attributed to the increase in general and administrative salaries.

Total other income (expense) for the nine months ended September 30, 2009 was an expense of $817,187 as compared to an expense of $1,515,850 for the nine months ended September 30, 2008. The decrease in other expense primarily reflects the smaller loss on revaluation of derivatives offset partially bu higher expense associated with the debt conversion discount..

For nine months ended September 30, 2009 the Company had a net loss of $850,031 as compared to a net loss of $1,869,697 for the nine months ended September 30, 2008. The change in net income (loss) was the result of the factors discussed above.

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

Revenues for the three months ended September 30, 2009 increased $27,536 (1.5%) to $1,861,205 as compared to $1,833,669 for the three months ended September 30, 2008. These sales were all generated by the Company’s operating subsidiary, SWK Technologies (“SWKT”).  This increase is primarily due to higher consulting revenues offset partially by lower software sales and revenues derived from maintenance agreements offset partially by an increase in consulting revenues.

Gross profit for the three months ended September 30, 2009 increased $262,345 (44.2%) to $856,348 as compared to $594,003 for the three months ended September 30, 2008. For the three months ended September 30, 2009 the gross profit percentage was 46.0% as compared to 32.4% for the three months ended September 30, 2008. The mix of products being sold by the company changes from time to time, and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases. The change in sales mix resulted in gross profit being higher as a percent of sales.

Total operating expenses decreased $33,770 (4.6%) to $707,067 for the three months ended September 30, 2009 as compared to $740,837 for the three months ended September 30, 2008. This increase is mainly attributed to a decrease in general and administrative salaries.

Total other income (expense) for the three months ended September 30, 2009 was an expense of $474,683 as compared to income of $20,724 for the three months ended September 30, 2008. The increase in expense primarily attributed to the higher loss on valuation of derivatives and the expense associated with the common stock issued for debt conversion discount.

For three months ended September 30, 2009 the Company had a net loss of $325,402 as compared to a net loss of $126,110 for the three months ended September 30, 2008. The change in net income (loss) was the result of the factors discussed above.

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

The Company has suffered recurring losses and current liabilities exceeded current assets by approximately $4.7 million, as of September 30, 2009, and, as such, will require financing for working capital to meet its operating obligations.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (n/k/a/ YA Global Investments “YA Global”).  Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures.  The debentures were due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the YA Global debentures at September 30, 2009 is $1,476,800 for principal and $524,267 for interest. As of September 30, 2009, the Company is in default of all the YA Global debentures and continues to negotiate with YA Global to cure the default.

During the nine months ended September 30, 2009, Trey had a net decrease in cash of $45,651.  Trey’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities.  Trey had used cash in operating activities of $40,935 for the nine months ended September 30, 2009, a decrease of $400,580 as compared to cash provided by operating activities of $359,645 for the nine months ended September 30, 2008. This decrease is primarily attributed to the decrease in accounts payable and accrued expenses. Management has been keeping tight control on the cash and expenses and has been leveraging their funding needs through related party accounts.

Cash provided by (used in) investing activities.  Investing activities for the nine months ended September 30, 2009 used cash of $15,767 as compared to generating cash of $56,124 for the nine months ended September 30, 2008. This decrease is primarily attributed to the proceeds of $67,379 from cash redemptions of the notes receivable that was received during the nine months ended September 30, 2008..

Cash provided by (used in) financing activities.  Financing activities in the nine months ended September 30, 2009 provided a total of $11,051 in cash as compared to using $293,472 of cash for the nine months ended September 30, 2008. This increase is primarily attributed to the proceeds of $150,000 from the sale of shares of SWK Technologies during the nine months ended September 30, 2009  and lower repayments of notes payable, convertible debentures and capital leases.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2009, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

PART II – OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2009, the Company was in default of all of the Secured Convertible Debentures held by YA Global Investments LP. As of September 30, 2009, the total principal amount due on these debentures was $1,476,80 and the total accrued interest was $524,267. As of the date of this filing, management is currently in negotiations with holder of these debentures to cure the default.

ITEM 5. OTHER INFORMATION

(b)
The Company does not have a standing nominating committee or a committee performing similar functions as the Company’s Board of Directors consists of only one member and therefore there would be no benefit in having a separate nominating committee that would consist of the same number of members as the full board of directors.  The sole Board member  participates in the consideration of director nominees.

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

Trey Resources, Inc.

By: /s/ Mark Meller                                                                                                           Date:           November 12, 2009
Mark Meller, President
Chief Executive Officer and
Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mark Meller                                                                                                           Date:           November 12, 2009
Mark Meller, President
Chief Executive Officer and
Principal Financial Officer

Index of Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.