Form 10-K
period 2009-12-31
TREY RESOURCES INC
filed 2010-03-31
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

 Commission File Number 000-50302

TREY RESOURCES, INC.
(Exact name of Registrant as specified in its charter)

New Jersey	16-1633636
(State of incorporation)	(IRS Employer Identification Number)

5 Regent Street Livingston, New Jersey	07039
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (973) 958-9555

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by checkmark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No☐

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation   S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐   No ☒

As of March 17, 2010, the Registrant had issued and outstanding 5,984,695,306 Class A common stock shares.

The aggregate market value of the voting Common Stock held by non-affiliates on June 30, 2009 (the last business day of our most recently completed second fiscal quarter) was $1,137,092 using the closing price on June 30, 2009.

PART I

Item 1. Description of Business

Background

Trey Resources, Inc., a Delaware corporation (the “Company”), was incorporated as iVoice Acquisition 1, Inc. on October 3, 2002 as a wholly owned subsidiary of iVoice, Inc. (“iVoice”). On September 5,, 2003, we changed our corporate name to Trey Resources, Inc.  On February 13, 2004, we became an independent public company when all the shares owned by iVoice, Inc. were distributed to the iVoice shareholders.  In March 2004, Trey Resources, Inc. began trading on the NASD OTC Bulletin Board under the symbol TYRIA.OB.

In June 2004, our wholly-owned subsidiary, SWK Technologies, Inc.,  completed a merger with SWK, Inc. was a value added reseller and master developer for Sage Software’s MAS 90/200/500 financial accounting software, and was also the publisher of its own proprietary EDI software, “MAPADOC.”

In June 2006, our wholly-owned subsidiary, SWK Technologies, Inc., acquired certain assets, including but not limited to the customer list and name from AMP-Best Consulting, Inc. (“AMP-Best”). AMP-Best is an information technology company and value added reseller of licensed accounting software published by Sage Software and sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, with special emphasis on companies located in the upstate New York region. Our principal offices and facilities are located at 5 Regent Street, Suite 520, Livingston, NJ  07039 and our telephone number is (973) 758-9555.

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

As is common among software resellers, we purchase our products from our suppliers with a combination of cash and credit extended by the supplier. We do not carry inventory, and generally place an order with the supplier only after receiving a firm commitment from our customer. Except in unusual situations, we do not allow our customers to return merchandise and rarely offer extended payment terms to our customers.

Our Products

Substantially all of our initial sales of financial accounting solutions consist of prepackaged software and associated services to customers in the United States. Our sales are focused on three major product categories and associated value-added services.

Financial Accounting Software

The Company resells accounting software published by Sage Software, Inc. (Sage) and Intuit, Inc. for the financial accounting requirements of small and medium sized businesses focused on manufacturing and distribution, and the delivery of related services from the sales of these products, including installation, support and training. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to accounting, including financial reporting, accounts payable and accounts receivable, and inventory management.

We provide a variety of services along with our financial accounting software sales to assist our customers in maximizing the benefits from these software applications. These services include training, technical support, and professional services.  We employ class instructors and have formal, specific training in the topics they are teaching. We can also provide on-site training services that are highly tailored to meet the needs of a particular customer. Our instructors must pass annual subject-matter examinations required by Sage to retain their product-based teaching certifications.

We provide end-user technical support services through our support/help desk.  Our staff of product and technology consultants assists customers calling with questions about product features, functions, usability issues, and configurations. The support/help desk offers services in a variety of ways, including prepaid services, time and materials billed as utilized and annual support contracts. Customers can communicate with the support/help desk through e-mail, telephone, and fax channels. Standard support/help desk services are offered during normal business hours five days per week.

Our professional services include project-focused offerings such as software customization, data migration, and small and medium sized business consulting. We have project managers who provide professional services to our financial accounting customers.

Electronic Data Interchange (EDI) Software

We publish our own proprietary EDI software “MAPADOC.”  EDI can be used to automate existing processes, to rationalize procedures and reduce costs, and to improve the speed and quality of services. Because EDI necessarily involves business partners, it can be used as a catalyst for gaining efficiencies across organizational boundaries.

Our “MAPADOC” EDI solution is a fully integrated EDI solution that provides users of Sage Software’s market-leading MAS family of accounting software products with a feature rich product that is easy to use. “MAPADOC” provides the user with dramatically decreased data entry time, elimination of redundant steps, the lowering of  paper and postage costs, the reduction of time spent typing, signing, checking and approving documents and the ability to self-manage EDI and to provide a level of independence that saves time and money.

We market our “MAPADOC” solutions to our existing and new small and medium-sized business customers, and through a network of resellers.  We have a sales team of technical specialists involved in marketing and supporting sales of the “MAPADOC” product and associated services.

Warehouse Management Systems

We are resellers of the Warehouse Management System (WMS) software published by Accellos, Inc.  Accellos, Inc. develops warehouse management software for mid-market distributors. The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions.  Directed picking, directed replenishment, and directed put-away are the key to WMS.  The detailed setup and processing within a WMS can vary significantly from one software vendor to another.  However, the basic WMS will use a combination of item, location, quantity, unit of measure, and order information to determine where to stock, where to pick, and in what sequence to perform these operations.

The Accellos WMS software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control.  Accellos works as part of a complete operational solution by integrating seamlessly with RF hardware, accounting software, shipping systems and warehouse automation equipment.

We market the Accellos solution to our existing and new medium-sized business customers.

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

While several local and regional competitors exist in the various geographic territories where we conduct business, we have a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services. We are one of the larger Sage resellers in the United States.   While there are numerous national, regional, and local competitors that could be compared to us in scale, size, geographical reach, and target markets for the resale of Sage products, there is no one dominant competitor or dominant group of competitors with whom we compete for contracts or assignments on a regular basis.  There are also numerous competitors who publish and/or resell competing product lines, such as Microsoft’s General Dynamics accounting software.

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

Warehouse Management Systems.

We resell under a distributor agreement the Warehouse Management Solution published by Accellos, Inc.  Accellos Inc. develops warehouse management software for mid-market distributors. The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions.  Directed picking, directed replenishment, and directed put away are the key to WMS.  The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However the basic WMS will use a combination of item, location, quantity, unit of measure, and order information to determine where to stock, where to pick, and in what sequence to perform these operations. The Accellos warehouse management software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. Accellos works as part of a complete operational solution by integrating seamlessly with RF hardware, accounting software, shipping systems and warehouse automation equipment.  The WMS marketplace is extremely competitive.  We compete against national, regional, and local resellers, some significantly larger than us.

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

We are required to enter into an annual Channel Partner Agreement with Sage Software, Inc. and Intuit, Inc. whereby Sage and Intuit appoint us as a non-exclusive partner to market, distribute, and support MAS 90/200/500 and QuickBooks Enterprise software. These agreements authorize us to sell these software products to certain customers in the United States. There are no clauses in this agreement that limit or restrict the services that we can offer to customers.  We also operate a Sage Software Authorized Training Center Agreement and also are party to a Master Developers Program License Agreement.

Customers

We market our products to private companies throughout the United States.  In the year ended December 31, 2009, the revenues generated by our top ten customers represented approximately eighteen percent (18%) of consolidated revenues, and no single customer accounted for ten percent or more of our consolidated revenues.

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

Employees

As of December 31, 2009, we had approximately 36 full time employees and one office in New Jersey, and two offices in New York. Approximately six of our employees are engaged in sales and marketing activities and approximately seventeen employees are engaged in service fulfillment.

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

Item 1A. Risk Factors

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

As of December 31, 2009 there was substantial doubt about our ability to continue as a going concern.  The Company may not be able to continue its operations and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2009, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern.  The Company did not generate sufficient cash flows from revenues during the year ended December 31, 2009 to fund its operations.  Also, as of December 31, 2009, the Company had negative net working capital of approximately $5.1 million.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have a limited operating history.

We did not begin our value added reseller, software, and consulting business until June 2004.  Accordingly, we have a limited operating history on which to base an evaluation of our business and prospects.  We cannot assure that we can successfully address the risks involved in operating our business.  Our failure to do so could materially adversely affect our business, financial condition and operating results.

We have historically lost money and may continue to lose money in the future.

We have historically lost money.  For the years ended December 31, 2009 and 2008, we had net losses of $1,502,262 and $1,486,398, respectively, and net losses of $0.00 and $0.00 per share, respectively.  Future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems because our operations may not be profitable.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We cannot accurately forecast our future revenues and operating results, which may fluctuate.

Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results.  Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

●	the timing of sales of our products and services;
●	the timing of product implementation, particularly large design projects;
●	unexpected delays in introducing new products and services;
●	increased expenses, whether related to sales and marketing, product development, or administration;
●	deferral in the recognition of revenue in accordance with applicable accounting principles, due to the time required to complete projects;
●	the mix of product license and services revenue; and
●	costs related to possible acquisitions of technology or businesses.

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

Our President controls a significant percentage of our capital stock and has sufficient voting power to control the vote on substantially all corporate matters.

As of March 31, 2010, Mark Meller, our President, owned approximately 75% of our outstanding shares of our Class A common stock (assuming the conversion of outstanding debt into shares of Class A common stock and/or Class B common stock).  Mr. Meller may be able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock.  In addition, Mr. Meller is in a position to impede transactions that may be desirable for other stockholders.  They could, for example, make it more difficult for anyone to take control of us.

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

We are dependent on Mark Meller, our Chief Executive Officer and our key employees in our operating subsidiary, specifically Jeffrey Roth.   The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement.  Such a loss would also divert management attention away from operational issues.  In an attempt to minimize the effects of such loss, we presently maintain a $1,000,000 key-man term life insurance policy on Mr. Roth, and have applied for a similar policy on Mr. Meller.

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

The sale of shares of Class A Common Stock pursuant to the terms of the YA Global (f/k/a Cornell Capital Partners) Debentures will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our Class A Common Stock could decline. In addition, for a given advance, we will need to issue a greater number of shares of Class A Common Stock under the YA Global (f/k/a Cornell) Debentures as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution. [See “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations]

The investors holding our convertible debentures will pay less than the then-prevailing market price of our Class A Common Stock.

The Class A Common Stock to be issued under the YA Global (f/k/a Cornell) Debentures will be issued at ninety percent (90%) of the lowest Closing Bid Price of the Common Stock during the thirty (30) days trading days immediately preceding the Conversion Date, as quoted by Bloomberg, LP. These discounted sales could cause the price of our Class A Common Stock to decline.

Further, because the investor under the YA Global (f/k/a. Cornell) Debentures will acquire our Class A Common Stock at a discount, it will have an incentive to sell immediately in order to realize a gain on the difference. This incentive to sell immediately into the public market to realize a gain on the difference accelerates if the market price of our Class A Common Stock declines.  [See “Liquidity and Capital Resources” in Item 6. Management’s Discussion and Analysis or Plan of Operation.]

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

We currently depend on external financing to fund our operations. We cannot assure you that we will be able to obtain such financing on favorable terms, in sufficient amounts, or at all, when needed.  Our inability to obtain sufficient financing would have an immediate material adverse effect on us, and our business, financial condition and results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the fiscal year ended December 31, 2009, no matters were submitted to a vote of security holders.

Reports to Security Holders

We are a "reporting company" under the Securities Exchange Act of 1934, as amended, and we file reports with the Securities and Exchange Commission. In this regard, the Company files Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and as required, files Current Reports on Form 8-K.

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

	High	Low
2009

First Quarter	$0.000130	$0.000130
Second Quarter	$0.000190	$0.000130
Third Quarter	$0.000690	$0.000130
Fourth Quarter	$0.000380	$0.000130

2008

First Quarter	$0.000187	$0.000125
Second Quarter	$0.000125	$0.000125
Third Quarter	$0.000187	$0.000100
Fourth Quarter	$0.000125	$0.000100

Holders of Common Equity.

As of December 31, 2009, the number of record holders of our common shares was approximately 702.

Dividend Information.

To date, the Company has never paid a cash dividend. We have no plans to pay any dividends in the near future.  We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

Sales of Unregistered Securities.

In the year ending December 31, 2009, the Company issued the following securities pursuant to various exemptions from registration under the Securities Act of 1933.

The Company issued 100,000,000 shares of Class A Common stock for repayment of $8,500 in deferred compensation with a fair value of value $18,750. The difference in the market value and $8,500 of deferred compensation repaid was charged to beneficial interest in the amount of $10,250.

The Company issued 100,000,000 shares of Class A Common stock for repayment of $8,500 on a note payable with a fair value of value $18,750. The difference in the market value and  $8,500 of note repayment was charged to beneficial interest in the amount of $10,250.

The Company issued 95,000,000 shares of Class A Common stock for repayment of $9,500 in accrued expenses with a fair value of value $11,875. The difference in the market value and $9,500 of accrued expenses was charged to beneficial interest in the amount of $2,375.

The Company issued 1,300,221,773 shares of Class A Common Stock with a total value of $515,671 for conversion of $179,200 of principal on outstanding debentures with YA Global Investments, (f/k/a Cornell Capital Partners).  The difference in the market value and the $179,200 repayment was charged to debt conversion discount in the amount of $336,471.

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

Class A Common Stock

Each holder of our Class A Common Stock is entitled to one vote for each share held of record. Holders of our Class A Common Stock have no preemptive, subscription, conversion, or redemption rights. There are 10,000,000,000 shares authorized and 5,834,695,306 issued and outstanding at December 31, 2009.  Upon liquidation, dissolution or winding-up, the holders of Class A Common Stock are entitled to receive our net assets pro rata. Each holder of Class A Common Stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our Common Stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

Class B Common Stock

Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. Holders of Class B Common Stock are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. There are 50,000,000 shares authorized and there were no shares issued and outstanding as of December 31, 2009. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

Class C Common Stock

Each holder of our Class C Common Stock is entitled to 1 vote for each 1,000 shares held of record. Holders of our Class C Common Stock have no preemptive, subscription, conversion, or redemption rights. Shares of Class C Common Stock are not convertible into Class A Common Stock. There are 20,000,000 shares authorized and there were no shares issued and outstanding as of December 31, 2009. Upon liquidation, dissolution or winding-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

Preferred Stock

Trey filed an amendment to its certificate of incorporation, authorizing the issuance of 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2009, Trey has not issued any shares of Preferred Stock.

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

No securities were issued pursuant to the 2004 Plan and 2007 Plans for the years ended December 31, 2009 and 2008.

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

No securities were issued pursuant to the 2004 D&O Plan for the years ended December 31, 2009 and 2008.

Item 6.  Selected Financial Data

Not Applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance.  We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements.  You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements.  We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.

This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements included in this filing.

Management is uncertain that it can generate sufficient cash to sustain its operations in the next twelve months, or beyond.  It is unclear whether the acquisition of SWK Inc, will result in a reasonably successful operating business and can give no assurances that we will be able to generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern.

December 31, 2009 compared to December 31, 2008

Since the acquisition of SWK, Inc., in June 2004, all revenues reported by Trey are derived from the sales and service of Sage Software and MAPADOC products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

Revenues for the year ended December 31, 2009 decreased $309,647 (4%) to $7,414,648 as compared to sales of $7,724,295 for the year ended December 31, 2008. These sales were all generated by the Company’s operating subsidiary, SWK Technologies (“SWKT”).  A decrease in revenues associated with software sales and maintenance services was partially offset by an increase in revenues related to programming and network. Management continues to focus on marketing and sales across all its product lines. However, due to the current economic downturn, there can be no assurance that sales will increase.

The gross profit for the year ended December 31, 2009 increased $311,645 (11.4%) to $3,043,542 as compared to a gross profit of $2,731,897 for the year ended December 31, 2008. The increase in gross profit in primarily attributed to the change in sales mix. The mix of products being sold by the company changes from time to time, and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases. The increase in gross profit as a percentage of sale sin 2009 in primarily attributed to the lower sales. Gross profit as a percentage of sales was 41% for the year ended December 31, 2009 as compared to 35.4% for the year ended December 31, 2008.

Total operating expenses decreased $13,927 (0.4%) to $3,295,663 for the year ended December 31, 2009 as compared to $3,309,590 for the year ended December 31, 2009. This decrease is mainly attributed to a decrease in general and administrative salaries.

Total other income (expense) for the year ended December 31, 2009 was an expense of $1,250,141 as compared to an expense of $908,705 for the year ended December 31, 2008, an increase of $341,436. The increase in other expenses primarily reflects an increase in debt conversion discount and an increase in the loss on revaluation of derivative.

Net loss for the year ended December 31, 2009 was $1,502,262 as compared to net loss of $1,486,398 for the year ended December 31, 2008. The change in net loss of was the result of the factors discussed above.

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

The Company has suffered recurring losses and current liabilities exceeded current assets by approximately $5.1 million, as of December 31, 2009, and, as such, will require financing for working capital to meet its operating obligations.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (n/k/a/ YA Global Investments “YA Global”).  Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures.  The debentures were due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the YA Global debentures at December 31, 2009 is $1,379,900 for principal and $551,299 for interest. On October 30, 2009, YA Global Investments, L.P. agreed to extend the maturity date of the Convertible Debentures to December 30, 2010.

During the year ended December 31, 2009, Trey had a net decrease in cash of $119,560.  Trey’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities.  For the year ended December 31, 2009, the Company used $326,683 in cash for operating activities as compared to cash provided by operating activities of $259,879 for the year ended December 31, 2008. This decrease is primarily attributed to the decrease in accounts payable and accrued expenses.

Cash provided by investing activities. For the year ended December 31, 2009 the Company used $55,586 in investing activities as compared to providing $46,668 from investing activities for the year ended December 31, 2008. This decrease is primarily attributed to the proceeds of $67,379 from cash redemptions of the notes receivable that was received during the year ended December 31, 2008 as well as an increase in purchases of property and equipment in 2009.

Cash provided by financing activities. Financing activities for the year ended December 31, 2009 provided a total of $262,709 in cash as compared to using $32,948 of cash for the year ended December 31, 2008. This increase is primarily attributed to the proceeds of $150,000 from the sale of shares of SWK Technologies during the year ended December 31, 2009  and lower repayments of notes payable, convertible debentures and capital leases.

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

Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance FASB ASC 815-10 (Prior authoritative literature: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40 Section 05, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively. The financial statements for the period include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures with YA Global Investments (f/k/a/Cornell Capital Partners).

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

Impact of Recent Accounting Pronouncements

In December 2007, the FASB issued FASB ASC 810-10 (Prior authoritative literature: SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  FASB ASC 810-10 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FASB ASC 810-10 will be effective beginning January 1, 2009. The adoption of FASB ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB finalized the provisions of the FASB ASC 808-10, “Accounting for Collaborative Arrangements.”  FASB ASC 808-10 provides guidance and requires financial statement disclosures for collaborative arrangements. FASB ASC 808-10 is effect for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of FASB ASC 808-10 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 815-10 (Prior authoritative literature (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” which modifies and expands the disclosure requirements for derivative instruments and hedging activities.  FASB ASC 815-10requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and requires quantitative disclosures about fair value amounts and gains and losses on derivative instruments.  It also requires disclosures about credit-related contingent features in derivative agreements. FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  FASB ASC 815-10 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  The Company adopted this standard effective January 1, 2009. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB ASC 350-30, Determination of the Useful Life of Intangible Assets. FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS 142, Goodwill and Other Intangible Assets, and adds certain disclosures for an entity’s accounting policy of the treatment of the costs, period of extension, and total costs incurred.  FASB ASC 350-30must be applied prospectively to intangible assets acquired after January 1, 2009.  The Company’s adoption of FASB ASC 350-30 did not have a material impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified FASB ASC 840-10, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements. FASB ASC 840-10 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. FASB ASC 840-10 is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of FASB ASC 840-10 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB issued FASB ASC 350-30, Accounting for Defensive Intangible Assets”. FASB ASC 350-30 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ FASB ASC 350-30 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible asset(s) because it is separately identifiable. FASB ASC 350-30 also requires that defensive intangible assets be assigned a useful life in accordance with FASB ASC 350-30-35 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company has adopted this standard effective January 1, 2009 and the Company’s adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change FASB ASC 320-10 brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FASB ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009 The Company’s adoption of FASB ASC 320-10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FASB ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods FASB ASC 825-10 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of issued FASB ASC 825-10 did not have a material impact on the Company’s consolidated financial statements.

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

Off Balance Sheet Arrangements

During fiscal 2009, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    Not Applicable.

Item 8. Financial Statements.

The financial statements and related notes thereto of this Form 10-K appear after the signature page to this Form 10-K.0

Item 9A (T). Controls and Procedures.

Evaluation of disclosure controls and procedures.

Management of the Company has evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company had concluded that the Company's disclosure controls and procedures as of the period covered by this Annual Report on Form 10-K were not effective for the following reasons:

a)           The deficiency was identified as the Company's limited segregation of duties among the Company's employees with respect to the Company's control activities. This deficiency is the result of the Company's limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in the report entitled "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a Company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of the Company have concluded, as of the end of the fiscal year covered by this Annual Report on Form 10-K, due to a lack of segregation of duties, that our internal control over financial reporting has not been effective. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. The Company intends to remedy the material weakness by hiring additional employees and reallocating duties, including responsibilities for financial reporting, among the Company's employees as soon as the Company has the financial resources to do so. Management is required to apply judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls.

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

Part III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The Company has one directors and one principal officer. Listed below is certain information concerning the individual who currently serves as director and executive officer of the Company.

Name	Age	Position	Period Served as Officer\Director

Jerome R. Mahoney	50	Non-Executive	1-1-03 to 05-06-09 (1)
		Chairman of the Board of Directors

Mark Meller	50	Chairman	9-15-03 to present
		President, Chief
		Executive Officer,
		Chief Financial
		Officer and Director

(1) Resigned May 6, 2009.

Mark Meller. Mr. Meller has been the President, Chief Financial Office and Director since September 15, 2003, and was further appointed Chief Executive Officer on September 1, 2004. He became Chairman of the Board on May 10, 2009. From October 2004 until February 2007, Mr. Meller was the President, Chief Executive Officer, Chief Financial Officer and Director of Deep Field Technologies, Inc. Since December 15, 2004, Mr. Meller has been the President, Chief Executive Officer, Chief Financial Officer and Director of MM2 Group, Inc. From August 29, 2005 until August 2006, Mr. Meller was the President, Chief Executive Officer and Chief Financial Officer of iVoice Technology, Inc. Since 1988, Mr. Meller has been Chief Executive Officer of Bristol Townsend and Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc, a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs (LBO’s). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

The Company does not have a standing nominating committee or a committee performing similar functions as the Company’s Board of Directors consists of only one member and therefore there would be no benefit in having a separate nominating committee.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officers are not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended December 31, 2009, the Company’s Audit Committee has only one member, and this member is not independent.

For the year ended December 31, 2009, the Board held no meetings.

AUDIT COMMITTEE

During 2009, Jerome Mahoney served on the Audit Committee until his resignation in May 2009. The Board of Directors currently consists of Mr. Mark Meller, the Company’s CEO and President. The Audit Committee has no independent members and no member that may deemed a financial expert as defined in ss.228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Due to the Company's limited operating history, it cannot attract a financial expert to sit on its Board of Directors. Management is responsible for the Company's internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Company's financial statements in accordance with generally accepted accounting principles and to issue a report thereon and as to management's assessment of the effectiveness of internal controls over financial reporting. The Audit Committee's responsibility is to monitor and oversee these processes, although the member of the Audit Committee is not engaged in the practice of auditing or accounting. The Audit committee did not meet in 2009. The Board of Directors approved an Audit Committee Charter. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee’s report submitted to the Board of Directors for the fiscal year ended December 31, 2009.  The Audit Committee has:

•	reviewed and discussed the Company’s audited financial statements with Friedman LLP, the Company’s independent registered accounting firm;
•	discussed with Friedman LLP the matters required to be discussed by Statement on Auditing Standards No. 114, as may be modified or supplemented; and
•
received from Friedman the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors’ independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
Mark Meller, CEO and President

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
Summary Compensation Table

Name and Position(s)	Year	Salary($)		Bonus	Stock Awards	All Other Compensation	Total Compensation

Jerome R. Mahoney (1)
Non-Executive	2009	$109,723	(2)	$0	$0	$0	$109,723
Chairman of the Board	2008	$289,892	(3)	$2,500	$0	$0	$292,392
Of Directors

Mark Meller (4)	2009	$289,847	(5)	$0	$0	$0	$289,847
President, Chief	2008	$271,225	(6)	$2,500	$0	$0	$273,725
Executive Officer,
Chief Financial Officer and Director

(1)
Mr. Mahoney served as our Non-Executive Chairman of the Board until May 6, 2009. Mr. Mahoney’s employment contract was for a term of five-years at a base salary of $180,000 in the first year with annual increases based on the Consumer Price Index every year thereafter. Mr. Mahoney resigned his position in May 2009.

(2)
 In May 2009, the Company paid Jerome R. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors since January 1, 2003, the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory note, and any balance thereafter to deferred and accrued compensation due Mr. Mahoney. The total outstanding debt due to Mr. Mahoney was $1,211,856. The remaining unpaid and forgiven balance was credited to Additional Paid-In capital in the accompanying balance sheet in the amount of $1,094,356. Total amounts owed to Mr. Mahoney at December 31, 2009 and 2008, representing unpaid salary, unpaid expense and auto allowances and the one-time payment in connection with the Spin-off totaled $-0- and 965,879, respectively.

(3)	$160,176 was accrued and unpaid in fiscal year 2008.

(4)
Mr. Meller has served as our President, Chief Executive Officer and Chief Financial Officer since September 13, 2003. Mr. Meller employment contract is for a term of five-years at a base salary of $180,000 in the first year with annual increases based on the Consumer Price Index every year thereafter.

(5)	$266,787 was accrued and unpaid in fiscal year 2009.

(6)	$140,508 was accrued and unpaid in fiscal year 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no outstanding equity awards at the end of the most recent completed fiscal year.

Compensation of Directors

There were no outside directors during the year ended December 31, 2009.

The following table sets forth compensation information for services rendered by our non-employee directors during the year ended December 31, 2009.  The following information includes the dollar value of fees earned or paid in cash and certain other compensation, if any, whether paid or deferred.  Our directors did not receive any bonus, stock awards, option awards, non-equity incentive plan compensation, or nonqualified deferred compensation earnings during the last completed fiscal year.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total Compensation ($)

None (1)	-	-	-

(1)	Mr. Mahoney had served as our Non-Executive Chairman of the Board since January 1, 2003. His compensation during that period is included in the Executive Compensation Summary Table.

Employment Contracts

The Company has entered into an employment contracts with its Non-Executive Chairman of the Board of Directors. As consideration, the Company agreed to pay Mr. Mahoney the sum of $180,000 the first year with a 10% increase every year thereafter. The employment agreement with Mr. Mahoney provides for a severance payment to him of three hundred percent (300%), less $100, of his gross income for services rendered to Trey in each of the five prior calendar years (or shorter period during which Mr. Mahoney shall have been employed by Trey) should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Mahoney shall also be paid the sum of $350,000 upon the completion of the Spin-Off.  Mr. Mahoney resigned from the Company in 2009. There was no severance or other payments made to Mr. Mahoney as a result of his resignation.

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

Mr. Meller has agreed to defer payment of a portion of the monies due and owing him representing fixed compensation, which has been accrued on the Company’s balance sheet, and the one-time payment in connection with the Spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments.  Mr. Meller has further agreed, however, to accept payment or partial payment, from time to time, as determined in the sole discretion of the Board of Directors in the form of cash, the Company’s Class A Common Stock and/or the Company’s Class B Common Stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 30, 2010 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group.  As of March 31, 2010 there were a total of 5,834,695,306 shares of Class A common stock outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote.  The column entitled “Percentage of Total Voting Stock” shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 30, 2010, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Ownership of Common Stock

		Common Stock Beneficially Owned
Name/Address	Title of Class	Number		Percent

Mark Meller (President)	Class A Common Stock	17,521,107,521	(1)	75.0%
c/o Trey Resources, Inc.
5 Regent Street, Suite 520
Livingston, New Jersey 07039

Directors and executive officer as a group	Class A Common Stock	17,521,107,521		75.0%

____________________________________

(1)
Includes 17,521,107,521 shares of our Class A common stock issuable upon conversion of $1,024,985 due to related party accounts with Mr. Meller. These figures assume that Class B Common Stock is issued to satisfy these obligations, and such Class B Common Stock shares are subsequently converted to shares of Class A Common Stock. Pursuant to an  agreement between the Company and Mr. Meller, Mr. Meller may, at any time, convert amounts owed to him for monies thereon into (i) one share of our Class B common stock for each dollar owed, (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such amounts due.

Securities Authorized For Issuance Under Equity Compensation Plans

During the year ended December 31, 2004, and as subsequently amended, the Company adopted the Stock Option Plan (the “Plan”) in order to attract and retain qualified employees, directors, independent contractors or agents of Trey Resources, Inc.  Under the Plan, the Board of Directors (the “Board”), in its discretion may grant stock options (either incentive or non-qualified stock options) to employees, directors, independent contractors or agents to purchase the Company’s common stock at no less than 85% of the market price on the date the option is granted.  Options generally vest over four years and have a maximum term of ten years.  As of December 31, 2008, there were 75,000 options and warrants to purchase 7,000,000 shares of Class A common stock outstanding.  None of these options or warrants was exercised during 2008.

The following table sets forth information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

All compensation plans previously approved by security holders; and
All compensation plans not previously approved by security holders

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)		(b)	(c)
Equity compensation plans approved by security holders	0		$0.00	0
Equity compensation plans not approved by security holders.	3,075,000	(1,2)	$0.016	8,059,405	(3)
Total	3,075,000		$0.016	8,059,405

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

(3)	Represents the balance of shares authorized and unissued under the 2004 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions.

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

See Notes 6 to the Financial Statements for information related to the employment agreements between Jerome Mahoney and Mark Meller.

Item 14.    Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company’s independent auditors for the years ended December 31, 2009 and December 31, 2008 for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2009	2008
Audit Fees	$27,000	$27,000

Audit - Related Fees	-	-

Tax fees	$5,000	$5,000

All Other Fees	-	-

Total	$32,000	$32,000

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

4.4	Trey Resources, Inc. 7.5% Secured Convertible Debenture, for a value of $600,000, due December 30, 2007 to YA Global (f/k/a/ Cornell Capital Partners, LP).
4.5	Trey Resources, Inc. 7.5% Secured Convertible Debenture, for a value of $1,159,047, due December 30, 2007 to YA Global (f/k/a/ Cornell Capital Partners, LP).
4.6	SWK Technologies, Inc. secured line of credit with Bank of America f/k/a Fleet National Bank.
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

10.7	Termination Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and Trey Resources, Inc.
10.8	Escrow Agreement dated December 30, 2005 between David Gonzalez, Esq. And Trey Resources, Inc.
10.9	Securities Purchase Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and Trey Resources, Inc.
10.10	Investor Rights Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and Trey Resources, Inc.
10.11	Amended and Restated Security Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and Trey Resources, Inc.
10.12
Securities Purchase Agreement dated May 6, 2009 by and among Trey Resources, SWK Technologies, Inc., Jeffrey D. Roth and Jerome R. Mahoney. (incorporated herein by reference to Exhibit 10.1 on Form 10-K, dated May 9, 2009, filed with the SEC on May 26, 2009).

10.13
Termination Settlement Agreement dated May 6, 2009 by and among Trey Resources, SWK Technologies, Inc., Jeffrey D. Roth and Jerome R. Mahoney. (incorporated herein by reference to Exhibit 10.1 on Form 10-K, dated May 9, 2009, filed with the SEC on May 26, 2009).

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

Trey Resources, Inc..

Date: March 31, 2010	By:	/s/ MARK MELLER
Mark Meller
President, Chief Executive Officer,
Chief Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2010	By:	/s/ Mark Meller
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

4.4	Trey Resources, Inc. 7.5% Secured Convertible Debenture, for a value of $600,000, due December 30, 2007 to YA Global (f/k/a/ Cornell Capital Partners, LP).
4.5	Trey Resources, Inc. 7.5% Secured Convertible Debenture, for a value of $1,159,047, due December 30, 2007 to YA Global (f/k/a/ Cornell Capital Partners, LP).
4.6	SWK Technologies, Inc. secured line of credit with Bank of America f/k/a Fleet National Bank.
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

10.3
Equity Line of Credit Agreement dated January 24, 2003 between Cornell Capital Partners, LP, and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003)

10.4
Registration Rights Agreement dated January 24, 2003 between Cornell Capital Partners, LP YA Global (f/k/a/ Cornell Capital Partners, LP)., and iVoice Acquisition 1, Inc. (incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.5
Stock Purchase Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and listed Buyers  (incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.6
Placement Agreement dated January 24, 2003 between iVoice Acquisition 1, Inc. and YA Global (f/k/a/ Cornell Capital Partners, LP). (incorporated herein by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, filed with the SEC on May 12, 2003).

10.7	Termination Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and Trey Resources, Inc.
10.8	Escrow Agreement dated December 30, 2005 between David Gonzalez, Esq. And Trey Resources, Inc. *
10.9	Securities Purchase Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and Trey Resources, Inc.
10.10	Investor Rights Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and Trey Resources, Inc.
10.11	Amended and Restated Security Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and Trey Resources, Inc.
10.12
Securities Purchase Agreement dated May 6, 2009 by and among Trey Resources, SWK Technologies, Inc., Jeffrey D. Roth and Jerome R. Mahoney. (incorporated herein by reference to Exhibit 10.1 on Form 10-K, dated May 9, 2009, filed with the SEC on May 26, 2009).

10.13
Termination Settlement Agreement dated May 6, 2009 by and among Trey Resources, SWK Technologies, Inc., Jeffrey D. Roth and Jerome R. Mahoney. (incorporated herein by reference to Exhibit 10.1 on Form 10-K, dated May 9, 2009, filed with the SEC on May 26, 2009).

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

* Filed herewith

TREY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

TREY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Friedman, LLP
406 Lippincott Drive, Suite J, Marlton, NJ 08053
Tel: 856.355.5900  Fax: 856.396.0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
TREY RESOURCES, INC.
Livingston, New Jersey

We have audited the accompanying consolidated balance sheet of Trey Resources, Inc. and Subsidiaries as of December 31, 2009, and the related consolidated statement of operations, stockholders' deficit, and cash flows for the year ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The consolidated financial statements of Trey Resources, Inc. and subsidiaries as of December 31, 2008, and for the year then ended were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements, dated March 27, 2009, and included an explanatory paragraph relating to the existence of substantial doubt about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trey Resources, Inc. and Subsidiaries as of December 31, 2009, and the consolidated results of its operations and its cash flows for each the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for December 31, 2009 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses. These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/Friedman LLP
Marlton, New Jersey
March 27, 2010

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

Bagell, Josephs, Levine & Company, LLC
Marlton, New Jersey
March 27, 2009

The report is a copy of the previously issued report.
The predecessor auditor has not reissued the report.

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December
CURRENT ASSETS	2009	2008
Cash	$300,482	$420,042
Accounts receivable, net of allowance for
doubtful accounts of $161,000 and $163,193, respectively	568,909	566,084
Inventory	-	34,565
Prepaid expenses and other current assets	31,670	73,599

Total current assets	901,061	1,094,290

PROPERTY AND EQUIPMENT, net	163,372	191,451

OTHER ASSETS
Intangible assets, net of accumulated amortization of $593,231
and $491,520, respectively	-	101,711
Deposits and other assets	56,280	25,105

Total other assets	56,280	126,816

TOTAL ASSETS	$1,120,713	$1,412,557

LIABILITIES AND STOCKHOLDERS' DEFICIT
	December
	2009	2008
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,593,561	$1,860,610
Due to related parties	1,024,985	1,711,477
Convertible debentures payable	1,394,900	1,574,100
Derivative liability	1,660,926	857,236
Notes payables and capital leases	62,309	92,828
Warrant liability	-	75,450
Notes payable to related parties	125,716	321,063
Deferred revenue	180,577	174,104

Total current liabilities	6,042,974	6,666,958

Total liabilities	6,042,974	6,666,958

The accompanying notes are an integral part of these consolidated financial statements.

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,
	2009	2008

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock, Class A:
2009 – par value $.00001; Authorized 10,000,000,000,
5,834,695,306 shares issued and outstanding
2008 – par value $.00001; Authorized 10,000,000,000,
4,105,473,533 shares issued and outstanding	58,347	41,055
Common stock Class B - par value $.00001; authorized 50,000,000 shares;
no shares issued and outstanding		-
Common stock Class C - par value $.00001; authorized 20,000,000 shares;
no shares issued and outstanding		-
Additional paid in capital	7,284,202	5,483,389
Additional paid in capital - warrants	125,166	125,166
Accumulated deficit	(12,444,383)	(10,904,011)

Total Trey Resources, Inc. stockholders' deficit	(4,976,668)	(5,254,401)

Noncontrolling interest in SWK Technologies, Inc.	54,407	-

Total stockholders’ deficit	(4,922,261)	-

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,120,713	$1,412,557

The accompanying notes are an integral part of these consolidated financial statements.

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008

SALES, net	$7,414,648	$7,724,295

COST OF SALES	4,371,106	4,992,398

GROSS PROFIT	3,043,542	2,731,897

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
Selling expenses	1,218,680	1,209,754
General and administrative expenses	1,885,980	1,797,803
Depreciation and amortization	191,003	302,033
Research and development	-	-

Total selling, general and administrative expenses	3,295,663	3,309,590

LOSS FROM OPERATIONS	(252,121)	(577,693)

OTHER INCOME (EXPENSE)
Loss on revaluation of derivatives	(728,150)	(640,829)
Common stock issued for debt conversion discount	(336,471)	-
Other income, net	1,048	11,107
Amortization of discounts on debt conversion	-	(73,393)
Interest expense	(186,568)	(205,590)

Total other income (expense)	(1,250,141)	(908,705)

NET LOSS	(1,502,262)	(1,486,398)

NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING
INTEREST IN SWK TECHNOLOGIES, INC.	38,110	-

NET LOSS ATTRIBUTABLE TO TREY RESOURCES, INC.	$(1,540,372)	$(1,486,398)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(.00)	$(.00)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and Diluted	4,701,009,135	3,808,885,798

The accompanying notes are an integral part of these consolidated financial statements.

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock Class A		Additional Paid in	Additional Paid in Capital -	Accumulated	Noncontrolling interest in SWK	Total Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Technologies, Inc.	Deficit

Balance at January 1, 2008	3,119,362,422	$31,194	$5,347,666	$125,166	$(9,417,613)	$-	$(3,913,587)

Issuance of stock on debt conversion,
net of revaluation of debenture	986,111,111	9,861	135,723	-	-	-	145,584

Net loss for the year	-	-	-	-	(1,486,398)	-	(1,486,398)

Balance at January 1, 2009	4,105,473,533	$41,055	$5,483,389	$125,166	$(10,904,011)	$-	$(5,254,401)

Issuance of stock on debt conversion,
net of revaluation of debenture	1,309,221,773	13,092	502,579	-	-	-	515,671

Proceeds from sale of stock of SWK Technologies, Inc.	-	-	133,703	-	-	16,297	150,000

Extinguishment of related party debt	-	-	1,094,356	-	-	-	1,094,356

Issuance of stock upon conversion of deferred compensation	200,000,000	2,000	35,500	-	-	-	37,500

Issuance of common stock for services	125,000,000	1,250	23,750	-	-	-	25,000

Issuance of shares for repayment of
accrued expenses	95,000,000	950	10,925	-	-	-	11,875

Net income (loss) for the year	-	-	-	-	(1,540,372)	38,110	(1,502,262)

Balance at December 31, 2009	5,834,695,306	$58,347	$7,284,202	$125,166	$(12,444,383)	$54,407	$(4,922,261)

The accompanying notes are an integral part of these consolidated financial statements.

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
CASH FLOW FROM OPERATING ACTIVITIES	2009	2008

Net loss	$(1,502,262)	$(1,486,398)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	89,293	99,437
Amortization of other intangibles	101,711	196,970
Loss on revaluation of derivatives	728,150	640,829
Amortization of debt discounts	-	73,393
Bad debts	(2,193)	15,546
Common stock issued for financial services	25,000	-
Beneficial interest on issuance of stock	22,875	-
Common stock issued for debt conversion discount	336,471	43,084
Deferred interest income on notes receivable	-	(908)
Changes in assets and liabilities:
Accounts receivable	(632)	105,652
Inventory	34,565	11,082
Prepaid expenses and other assets	5,126	40,285
Accounts payable and accrued liabilities	(171,260)	474,612
Deferred revenue	6,473	46,295

Total cash provided by (used in) operating activities	(326,683)	259,879

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(55,586)	(20,711)
Redemption of notes receivable	-	67,379

Total cash provided by (used in) investing activities	(55,586)	46,668

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party loans	(71,025)	(43,505)
Proceeds from sale of stock of SWK Technologies, Inc.	150,000	-
Increase in amounts due to related parties	259,050	303,084
Repayment of notes payable, capital leases and convertible debentures	(75,316)	(292,527)

Total cash provided by (used in) financing activities	262,709	(32,948)

NET INCREASE (DECREASE) IN CASH	(119,560)	273,599

CASH – BEGINNING OF YEAR	420,042	146,443

CASH – END OF YEAR	$300,482	$420,042

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31, 2009 AND 2008

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
CASH PAID DURING THE YEAR FOR:
Interest expense	$46,475	$2,875
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

For the Year Ended December 31, 2009:

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

b) The Company issued 100,000,000 shares of Class A Common stock for repayment of $8,500 in deferred compensation with a fair value of value $18,750. The difference in the market value and  $8,500 of deferred compensation repaid was charged to beneficial interest in the amount of $10,250.

c) The Company issued 100,000,000 shares of Class A Common stock for repayment of $8,500 on a note payable with a fair value of value $18,750. The difference in the market value and  $8,500 of note repayment was charged to beneficial interest in the amount of $10,250.

d) The Company issued 95,000,000 shares of Class A Common stock for repayment of $9,500 in accrued expenses with a fair value of value $11,875. The difference in the market value and $9,500 of accrued expenses was charged to beneficial interest in the amount of $2,375.

d) The Company issued 1,300,221,773 shares of Class A Common Stock with a total value of $515,671 for conversion of $179,200 of principal on outstanding debentures with YA Global Investments, (f/k/a Cornell Capital Partners).  The difference in the market value and the $179,200 repayment was charged to debt conversion discount in the amount of $336,471.

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the Year Ended December 31, 2008

a)   Issued 986,111,111 shares of Class A Common Stock with a total value of $145,584 for conversion of $102,500 of principal on outstanding debentures with YA Global Investments (f/k/a. Cornell Capital Partners, LP.)

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business
Trey Resources, Inc. (the “Company”), was incorporated in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice Inc. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company.

Up until its acquisition of SWK, Inc. on June 2, 2004, the Company was engaged in the design, manufacture, and marketing of specialized telecommunication equipment. With the acquisition of SWK and as part of its plan to expand into new markets, Trey is focusing on the business software and information technology consulting market, and is looking to acquire other companies in this industry. SWK Technologies, Inc., (“SWK”) the surviving entity in the merger and acquisition of SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software. The Company also publishes its own proprietary supply-chain software, “MAPADOC.” The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

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
DECEMBER 31, 2009 AND 2008

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
DECEMBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
Advertising costs are expensed as incurred and are included in selling expenses. For the years ended December 31, 2009 and 2008, advertising expenses were $270 and $1,848, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2009 and 2008. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Concentration of Credit Risk
For the years ended December 31, 2009 and 2008, our top ten customers had approximately $1,360,476 and $1,342,453 in sales and these represented 18% and 17%, respectively, of our total sales for the period.  Generally, we do not rely on any one specific customer for any significant portion of our revenue base.

For the years ended December 31, 2009 and 2008, purchases from one supplier were approximately 27% or 20%, respectively, of the Company’s total cost.  Generally, the Company does not rely any one specific supplier for all of its purchases and maintains relationships with other suppliers that could replace its existing supplier if the need arose.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of December 31, 2009 the Company believes it has no significant risk related to its concentration within its accounts receivable.

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
DECEMBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software License Cost

Software license costs are recorded at cost, which approximates fair market value as of the date of purchase.  These costs represent the purchase of various exploitation rights to certain software, pre-developed codes and systems patented by a non-related third party. Financial Accounting Standards Board issued FASB ASC 815-10 (Prior authoritative literature, SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  These costs are capitalized pursuant to Financial Accounting Standards Board issued FASB ASC 985-20 (Prior authoritative literature, SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, and were being amortized using the straight-line method over a period of five years.  The carrying value of software license costs are regularly reviewed by the Company and a loss would be recognized if the value of the estimated un-discounted cash flow benefit related to the asset falls below the unamortized cost.  The remaining unamortized cost was written off in 2005.

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

Debt Issue Costs
Debt issue costs represent the estimated cost of the conversion discount feature relating to the issuance of the Company’s convertible debentures.  Conversion costs are charged to expense at the fair value of the beneficial conversion features of the convertible debt as measured at the date of issuance in accordance with Emerging Issues Task Force (EITF) Issue 00-27.

Fair Value of Financial Instruments
The Company estimates that the fair value of all financial instruments at December 31, 2009 and 2008, as defined in FASB ASC 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (continued)

Effective this January 1, 2009, the Company implemented FASB ASC 825-10, Fair Value Measurements, or SFAS 157, for its nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of FASB ASC 825-10 for its nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis did not impact the Company’s financial position or results of operations; however, it could have an impact in future periods. In addition, the Company may have additional disclosure requirements in the event it completes an acquisition or incurs impairment of its assets in future periods.

Long-Lived Assets
FASB ASC 350-30, formerly SFAS No. 142, “Goodwill and Other Intangible Assets”, requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards require.  In accordance with the requirements of this pronouncement, the Company has assessed the value of the intangible assets reflected as goodwill on its books and has determined that future benefit for these assets exists.  At December 31, 2009, and December 31, 2008 the Company had realized a decline in the value of the Goodwill and recorded cumulative impairments of $1,062,040.

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

Earnings Per Share
FASB Accounting Standards Codification (“ASC”) 260-10 (Prior authoritative literature: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings (loss) per share ("basic EPS") and diluted earnings (loss) per share ("diluted EPS").

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts.  Diluted loss per share does not include common stock equivalents, as these shares would have no effect. The computation of diluted loss per share also does not assume conversion, exercise or contingent exercise of securities due to the beneficial conversion of related party accounts, as this would be anti-dilutive. The Company had common stock equivalents of 3,075,000 at December 31, 2009 and 2008.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (continued)
The computation of EPS is as follows:

	December 31, 2009	December 31, 2008
Basic and diluted net loss per share attributable t o common shareholders computation:
Net loss attributable to common Stockholders	$(1,502,262)	$(1,486,398)
Weighted-average common shares outstanding	4,701,009,135	3,808,885,798
Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.00)

Derivative Liabilities
The Company accounts for its embedded conversion features in its convertible debentures in accordance FASB ASC 815-10 (Prior authoritative literature: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40 Section 05, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively.

Research and Development Costs
Research and development costs are charged to expense as incurred. The Company has not incurred any research and development costs for the years ended December 31, 2009 and 2008.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the financial position, operations or cash flows for the year ended December 31, 2008.

Subsequent Events
In May 2009, the FASB issued FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted FASB ASC 855-10 effective April 1, 2009 and has evaluated subsequent events after the balance sheet date of December 31, 2009 through the date the financial statements were issued.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and current liabilities exceeded current assets by approximately $5.1 million, as of December 31, 2009. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

Recent Accounting Pronouncements
In April 2009, the FASB issued FASB ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments. FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in the financial statements. The most significant change FASB ASC 320-10 brings is a revision to the amount of other-than-temporary loss of a debt security recorded in earnings. FASB ASC 320-10 is effective for interim and annual reporting periods ending after June 15, 2009 The Company’s adoption of FASB ASC 320-10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FASB ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
In April 2009, the FASB issued FASB ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FASB ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FASB ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FASB ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company’s adoption of FASB ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. FASB ASC 825-10 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FASB ASC 825-10 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods FASB ASC 825-10 is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of issued FASB ASC 825-10 did not have a material impact on the Company’s consolidated financial statements.

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
DECEMBER 31, 2009 AND 2008

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2009	2008
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	552,555	498,188
	583,112	528,745
Accumulated depreciation	419,740	337,294
Property and equipment, net	$163,372	$191,451

Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was $83,681 and $99,437.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and customer lists related to the acquisitions as discussed in Note 1. Customer lists were being amortized over a three-year period. Amortization expense for the years ended December 31, 2009 and 2008 was $101,711 and $196,970.

Intangible assets consist of the following:

	December 31,
	2009	2008
Intangible Assets, customer lists	$593,231	$593,231
Less: accumulated amortization	(593,231)	(491,520)
Intangible assets, net	$-0-	$298,681

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 5 - INCOME TAXES

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

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2009 and December 31, 2008 consolidated balance sheets.

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

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal Income Tax Rate	(34.0	) %
State Income Tax, Net of Federal Benefit	(5.94	) %
Effective Income Tax Rate	(39.94	) %
Effect on valuation allowance	39.94%
Effective Income Tax Rate	0.0%

As of December 31, 2009, the Company has net operating loss carry forwards of approximately $7,989,000 that can be utilized to offset future taxable income for Federal income tax purposes through 2029. Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.

The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 5 - INCOME TAXES (continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
	2009	2008
Deferred Tax Assets:
Net operating loss carryforwards	$2,982,000	$2,971,000
Deferred wages and expenses	410,000	685,000
Intangibles	409,000	450,000
Other	104,000	101,000
Deferred tax asset	3,905,000	4,207,000
Less: Valuation Allowance	(3,905,000)	(4,207,000)
Net Deferred Tax Assets	$-	$-

Net operating loss carry forwards expire starting in 2024 through 2029.

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

NOTE 6 – DUE TO RELATED PARTIES

In May 2009 the Company issued 100,000,000 shares of Class A Common stock to Mr. Mahoney for repayment of $8,500 in deferred compensation with a fair value of value $18,750. The difference in the fair value and amount of deferred compemsation repaid was charged to beneficial interest in the amount of $10,250. In May 2009, the Company paid Jerome R. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors since January 1, 2003, the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory note, and any balance thereafter to deferred and accrued compensation due Mr. Mahoney. The total outstanding debt due to Mr. Mahoney was $1,211,856. The remaining unpaid and forgiven balance was credited to  Additional Paid-In capital in the accompanying balance sheet  in the amount of $1,094,356. Total amounts owed to Mr. Mahoney at December 31, 2009 and 2008, representing unpaid salary, unpaid expense and auto allowances and the one-time payment in connection with the Spin-off totaled $-0- and 965,879, respectively.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 6 – DUE TO RELATED PARTIES (continued)

During the year ended December 31, 2009, the Company issued 100,000,000 shares of Class A Common stock to Mr. Meller for repayment of $8,500 in deferred compensation with a fair value of value $18,750. The difference in the fair value and amount of deferred compemsation repaid was charged to beneficial interest in the amount of $10,250.  Total amounts owed to Mr. Meller at December 31, 2009 and 2008, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $1,024,985 and $745,598.

Mr. Meller has agreed to defer payment of a portion of the monies due and owing him representing fixed compensation, which has been accrued on the Company’s balance sheet, and the one-time payment in connection with the Spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments.  Mr. Meller has further agreed, however, to accept payment or partial payment, from time to time, as determined in the sole discretion of the Board of Directors in the form of cash, the Company’s Class A Common Stock and/or the Company’s Class B Common Stock.

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerry Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources.  This amount is related to funds loaned to iVoice and is unrelated to the operations of Trey.  The note bore interest at the rate of 9.5% per annum on the unpaid balance until paid or until default.  At the time of default (if any) the interest rate shall increase to 20% until the principal balance has been paid.  Under the terms of the Promissory Note, at the option of the Note holder, principal and interest can be converted into either (i) one Class B common stock share of Trey Resources, Inc., par value $0.00001, for each dollar owed, (ii) the number of Class A common stock shares of iVoice, Inc. calculated by dividing (x) the sum of the principal and interest that the Note holder has decided to prepay by (y) fifty percent (50%) of the lowest issue price of Series A common stock since the first advance of funds under this Note, or (iii) payment of the principal of this Note, before any repayment of interest.

In May 2009, the Company paid Jerome R. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors since January 1, 2003, the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory note, and any balance thereafter to deferred and accrued compensation due Mr. Mahoney (see Note 8).

At December 31, 2008 the principal balance on this note was $86,625, and accrued interest was $75,106. There was no balance due to Mr. Mahoney at December 31, 2009.

In connection with the acquisition of SWK, Inc., the Company assumed a note payable to Gary Berman, a former shareholder of SWK, Inc. and current shareholder of Trey.  On April 1, 2004, Mr. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc.  The unsecured note bears interest at 5% per annum and is payable in bi-weekly amounts of $217.  As of December 31, 2009, the note had been fully paid. At December 31, 2008 the outstanding balance to Mr. Berman was $1,510.

In connection with the acquisition of SWK, Inc, the Company assumed a note payable to Lynn Berman, President of SWK Technologies, Inc., our wholly owned subsidiary.  On April 1, 2004, Ms. Berman loaned the company $25,000 pursuant to the Agreement and Plan of Merger and Reorganization among Trey, SWK and SWK Technologies, Inc.  The unsecured note accrued interest at 5% per annum and was payable in bi-weekly amounts of $217.  As of December 31, 2009, the note had been fully paid. At December 31, 2008 the outstanding balance to Mr. Berman was $1,510.

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III, former officer of AMP-Best and current Chief Financial Officer of SWK Technologies, Inc. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of September 30, 2009 and December 31, 2008, the principal balance on the note is $125,716 and $231,418.

NOTE 8 - CONVERTIBLE DEBENTURES PAYABLE

Pursuant to the subscription agreements set forth above, on June 30, 2003, the Company issued $40,000 in 5% convertible debentures and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement.  The 20% beneficial conversion feature was previously recorded as prepaid financing costs, until such time as the Company's Class A common stock into which the debentures are convertible was registered and deemed effective by the U.S Securities and Exchange Commission.  The Company completed the effective registration of the Company's common stock, and any amounts capitalized have been charged to expense in accordance with FASB ASC 470-20.

During the years ended December 31, 2009 and 2008, no additional payments have been made on these outstanding convertible debentures. Total outstanding principal balance of the convertible debentures as of December 31, 2009 and 2008 was $15,000, plus accrued interest of $6,175 and $5,425.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 8 - CONVERTIBLE DEBENTURES PAYABLE (continued)

On December 30, 2005, the Company entered into a Securities Purchase Agreement with YA Global (f/k/a Cornell Capital Partners, LP) ("Cornell").  Pursuant to such purchase agreement, Cornell shall purchase up to $2,359,047 of secured convertible debentures that shall be convertible into shares of the Company’s Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures.  On May 2, 2006, the second $600,000 was funded 2 business days prior to the date the registration statement was filed with the United States Securities and Exchange Commission.

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

During the year ended December 31, 2009, the Company issued 1,309,221,773 shares of Class A common stock for repayment of $179,200 of principal on the convertible debenture held by YA Global Investments (f/k/a Cornell Capital Partners, LP). The aggregate principal value of the debentures at December 31, 2009 and 2008 was $1,379,900 and $1,559,100, respectively. Debt discount has been fully amortized as of December 31, 2008.

During the year ended December 31, 2008, the Company issued 986,111,111 shares of Class A common stock for repayment of $102,500 of principal on the convertible debenture held by YA Global Investments (f/k/a/ Cornell Capital Partners, LP).

On October 30, 2009, YA Global Investments, L.P. agreed to extend the maturity date of the Convertible Debentures to December 30, 2010.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 9 - DERIVATIVE LIABILITY

In accordance with FASB ASC 815-10 (Prior authoritative literature: SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and FASB ASC 815-40, formerly EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," the conversion feature associated with the YA Global (f/k/a Cornell Capital Partners LLP) Secured Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,946,936 as a liability in the accompanying consolidated balance sheet, and it was measured at its estimated fair value of $1,660,926 and $857,236 as of December 31, 2009 and 2008, respectively. In addition the Company issued $4 million warrants which were valued at $75,450 and are not subject to revaluation. These warrants have expired, and, as such, the warrant liability was credited to gain on valuation of derivative during the year ended December 31, 2009.  These warrants are included in the consolidated balance sheets as warrant liability at December 31, 2008.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	2009	2008
Fair market value of stock	$0.00019	$0.00013
Exercise price	$0.00013	$0.00011
Dividend yield	0.00%	0.00%
Risk free interest rate	.47%	1.00%
Expected volatility	192.38%	63.33%
Expected life	0.00 to 1.63 Years	0.00 to 1.63 Years

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company does not own any real property for use in its operations or otherwise.  The Company has a New Jersey office with 6,986 square feet of space at 5 Regent Street, Livingston, NJ  07039 at a monthly rent of $7,423.  The Company uses its facilities to house its corporate headquarters and operations and believe that these facilities are suitable for such purpose.  The Company maintains a good relationship with its landlords and believes that these facilities will be adequate for the foreseeable future.  Total rent expense under these operating leases for the year ended December 31, 2009 and 2008 was $157,260 and $177,090, respectively.

See Note 6 to the Financial Statements for information related to the employment agreements between Jerome Mahoney and Mark Meller.

The Company has entered into subscription agreements with certain purchasers for the sale of $140,000 in convertible debentures.  The convertible debentures are convertible into Class A common stock at the discretion of the holders. During 2004, the Company issued 2,444,177 shares of Trey's Class A common stock for repayment of $125,000 of principal. The outstanding principal balance was $15,000 as of December 31, 2008 and 2007, and $6,175 and $5,425 was due for accrued interest on these debentures as of December 31, 2009 and 2008, respectively.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

The Company assumed a total of $324,000 in accrued liabilities and related party debt outstanding and incurred by iVoice.  The terms and conditions of the liabilities and debt being assumed are as follows:

•
Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. During the year ended December 31, 2009, the Company issued 95,000,000 shares of Class A Common stock to Mr. Whalen for repayment of $9,500 of unpaid salary with a fair value of value $10,925. The difference in the fair value and amount of deferred compensation repaid was charged to beneficial interest in the amount of $2,375.  As of December 31, 2009 and 2008, the balances due Mr. Whalen were $40,000 and $49,500, respectively.

On December 30, 2005, the Company entered an Investor Registration Rights Agreement with YA Global Investments, f/k/a Cornell Capital Partners. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company’s Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. As of December 31, 2009 and 2008, the Company has accrued $198,905 in Liquidated Damages in the consolidated balance sheets.  There is no maximum stipulated in the agreement.

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

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. For the year ending December 31, 2009, the Company had no transactions in its Preferred Stock.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of December 31, 2009: 10,000,000,000 shares of authorized common stock with a par value of $.00001, 5,834,695,306 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 11 - CAPITAL STOCK (continued)

For the year ended December 31, 2009, the Company had the following transactions in its Class A common stock:

➢
The Company issued 1,309,221,773 shares of Class A common stock with a total value of $515,671 for conversion of $179,200 of principal on convertible debentures with YA Global Investments, f/k/a Cornell Capital Partners.

CLASS A COMMON STOCK

➢
The Company issued 100,000,000 shares of Class A common stock with a total value of $18,750 to an officer of the Company for repayment of a note payable. Of this amount, $8,500 was for payment of principal and $10,250 represents discount on conversions.

➢
The Company issued 100,000,000 shares of Class A common stock with a total value of $18,750 to an officer of the Company for repayment deferred compensation. Of this amount, $8,500 was for payment of principal and $10,250 represents discount on conversions.

➢
The Company issued 95,000,000 shares of Class A Common stock to an individual for repayment of $9,500 in unpaid compensation with a fair value of value $10,925. The difference in the fair value and amount of deferred compensation repaid was charged to beneficial interest in the amount of $2,375.

CLASS A COMMON STOCK (continued)

➢	The Company issued 125,000,000 shares of Class A common stock with a value of $25,000 for compensation for financial services.

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

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 11 - CAPITAL STOCK (continued)

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 1 with respect to Class A Common Stock. As of December 31, 2008, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions. For the years ended December 31, 2009 and 2008, the company had no transactions in its Class B Common Stock.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1 vote for every 1,000 shares. For the years ended December 31, 2009 and 2008, the company had no transactions in its Class C Common Stock.

NOTE 12 – NONCONTROLLING INTEREST

On January 1, 2009 the Company adopted FASB ASC 810-10, formerly SFAS No. 160, “Noncontrolling Interests in Financial Statements,” which requires reporting for minority interests by classifying them as a component of equity in the consolidated balance sheet. As also required by this standard, the consolidated statement of operations includes the net income attributed to the noncontrolling interest. On May 6, 2009, the Company sold twenty-five (25) newly issued shares or 20% of the stock of SWK Technologies, Inc. (“SWK”), a wholly owned subsidiary of Trey Resources, Inc. for a purchase price of $150,000 to the President of SW, representing a Noncontrolling interest in SWK technologies, Inc.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 13 - STOCK OPTIONS, STOCK INCENTIVES AND WARRANTS

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

During the fiscal year ended December 31, 2007, the Company adopted the 2007 Consultant Stock Incentive Plan (the “2007 Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents ("Eligible Participants") of the Company; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company's stockholders.  Total shares issuable under this plan may not exceed twenty (20) percent of the issued and outstanding shares of the Company’s Class A Common Stock

No securities were issued pursuant to the 2004 Plan and 2007 Plans for the years ended December 31, 2009 and 2008.

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

No securities were issued pursuant to the 2004 D&O Plan for the years ended December 31, 2009 and 2008.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 13 - STOCK OPTIONS, STOCK INCENTIVES AND WARRANTS (continued)

Options/Warrants Outstanding
No options or warrants were granted for the years ended December 31, 2009 and 2008. The following options and warrants were issued pursuant to their respective agreements.  Unexpired options and warrants outstanding are as follows as of December 31, 2009:

Expiration Date	Exercise Price	Shares

July 11, 2012	.015	3,000,000
July 31, 2014	.070	75,000
		3,075,000

Options and warrants for 4,000,000 shares with an exercise price of $0.030 expired during the year ended December 31, 2008.

The following table summarizes the stock option and warrants transactions:

	Stock Option and Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2008	7,075,000	$.024
Granted	-	$.000
Exercised	-	$.000
Canceled	4,000,000	$.030
Balance, December 31, 2008	3,075,000	$.016

Granted	-	$.000
Exercised	-	$.000
Canceled	-	$.000
Balance, December 31, 2009	3,075,000	$.016

Outstanding and Exercisable,
December 31, 2008	3,075,000	$.016

Outstanding and Exercisable,
December 31, 2009	3,075,000	$.016

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 14 – FAIR VALUE MEASUREMENTS

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

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009 AND 2008

NOTE 14 – FAIR VALUE MEASUREMENTS (continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2009 and December 31, 2008. As required by FASB ASC 820-10, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2009	Level I	Level II	Level III	Total

Convertible debentures	$-	$1,394,900	$-	$1,394,900
Notes payable and capital leases	-	62,309	-	62,309
Notes payable to related parties	-	125,716	-	125,716
Derivative liabilities	-	1,660,926	-	1,660,926
Warrant liabilities	-	-	-	-
Total Liabilities	$-	$3,243,851	$-	$3,243,851

December 31, 2008	Level I	Level II	Level III	Total

Convertible debentures	$-	$1,574,100	$-	$1,574,100
Notes payable and capital leases	-	92,828	-	92,828
Notes payable to related parties	-	321,063	-	321,063
Derivative liabilities	-	857,236	-	857,236
Warrant liabilities	-	75,450	-	75,450
Total Liabilities	$-	$2,920,677	$-	$2,920,677

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