Form 10-Q
period 2010-03-31
TREY RESOURCES INC
filed 2010-05-17
CIK 1236275

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Number of shares of Class A, common stock, par value $.00001, outstanding as of May 14, 2010: 6,277,857,699

TREY RESOURCES, INC. and SUBSIDIARIES

TABLE OF CONTENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$373,611	$300,482
Accounts receivable, net of allowance for doubtful accounts of $116,000 and $161,000	608,759	568,909
Inventory	37,285	-
Prepaid expenses and other current assets	26,414	31,670

Total current assets	1,046,069	901,061

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $401,488 and $337,294	160,145	163,372

OTHER ASSETS
Deposits and other assets	60,633	56,280

TOTAL ASSETS	$1,266,847	$1,120,713

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,896,467	$1,593,561
Due to related parties	1,108,905	1,024,985
Convertible debentures payable, net	1,394,900	1,394,900
Derivative liability	1,030,843	1,660,926
Current portion of notes payable and capital leases	62,828	62,309
Notes payable to related parties	103,435	125,716
Deferred revenue	170,240	180,577

Total current liabilities	5,767,618	6,042,974

TOTAL LIABILITIES	5,767,618	6,042,974

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock:
Class A – par value $.00001; authorized 10,000,000,000 shares;
5,984,695,306 and 5,834,695,306 shares issued and outstanding	59,847	58.347
Class B - par value $.00001; authorized 50,000,000 shares;
no shares issued and outstanding	-	-
Class C - par value $.00001; authorized 20,000,000 shares;
no shares issued and outstanding	-	-
Additional paid in capital	7,302,202	7,284,202
Additional paid in capital - warrants	125,166	125,166
Accumulated deficit	(12,021,088)	(12,444,383)

Total Trey Resources, Inc. stockholders' deficit	(4,533,873)	(4,976,668)

Noncontrolling interest in SWK Technologies, Inc.	33,102	54,407

Total stockholders’ deficit	(4,500,771)	(4,922,861)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,266,847	$1,120,713

See accompanying footnotes to the condensed consolidated financial statements.

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2010	2009
SALES – SOFTWARE, NET	$472,586	$329,434
SALES – SERVICE, NET	1,356,136	1,759,349
SALES, NET	1,828,722	$2,088,783

COST OF SALES	1,215,611	1,247,908

GROSS PROFIT	613,111	840,875

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES
Selling expenses	354,310	307,518
General and administrative expenses	432,174	580,499
Depreciation and amortization	21,912	74,550
Total selling, general and administrative expenses	808,396	962,567

LOSS FROM OPERATIONS	(195,285)	(121,692)

OTHER INCOME (EXPENSE)
Gain on revaluation of derivatives	630,083	192,543
Interest expense	(32,808)	(43,806)
Total other income (expense)	597,275	148,737

NET INCOME ATTRIBUTABLE TO TREY RESOURCES, INC.	401,990	27,045

NET INCOME (LOSS) ATTRIBUTABLE TO THE
NONCONTROLLING INTEREST IN
SWK TECHNOLOGIES, INC.	(21,305)	-

NET INCOME APPLICABLE TO COMMON SHARES	$423,295	$27,045

NET LOSS PER COMMON SHARE
Basic and Fully Diluted	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	5,969,695,306	4,105,473,533
Fully Diluted	10,000,000,000	10,000,000,000

See accompanying footnotes to the condensed consolidated financial statements.

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$401,990	$27,045
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Depreciation and amortization	21,912	74,550
Beneficial interest	4,500	-
Gain on revaluation of derivatives	(630,083)	(192,543)

Changes in certain assets and liabilities:
Accounts receivable, net	(39,850)	(172,219)
Inventory	(37,285)	34,565
Prepaid expenses and other assets	(504)	29,021
Accounts payable and accrued liabilities	317,906	(185,740)
Deferred revenue	(10,337)	(12,249)
Related party accounts	83,920	116,574
Net cash provided by (used in) operating activities	112,169	(280,996)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(17,278)	(4,830)
Net cash used in investing activities	(17,278)	(4,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party loans	(21,762)	(29,186)
Repayment of notes payable, capital leases and convertible debentures	-	(18,848)
Net cash used in financing activities	(21,762)	(48,034)

NET INCREASE (DECREASE) IN CASH	73,129	(333,860)

CASH – BEGINNING OF PERIOD	300,482	420,042

CASH – END OF PERIOD	$373,611	$86,182

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the three months ended March 31, 2010:

The Company issued 150,000,000 shares of Class A Common stock for repayment of $15,000 in accrued expenses with a fair value of value $19,500. The difference in the market value and $15,000 of accrued expenses was charged to beneficial interest in the amount of $4,500.

See accompanying footnotes to the condensed consolidated financial statements.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Trey Resources, Inc. (the “Company” or “Trey”) and its wholly owned subsidiary, SWK Technologies, Inc. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-K.

On May 6, 2009, the Company sold 20% of the stock of SWK Technologies, Inc. (“SWK”), a wholly owned subsidiary of Trey Resources, Inc. for a purchase price of $150,000 to the President of SWK.

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

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

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

Revenue Recognition

Revenue is recognized when products are shipped, or services are rendered, evidence of a contract exists, the price is fixed or reasonably determinable, and collectability is reasonably assured.

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

Hardware and software revenues are recognized when the product is shipped to the customer. The Company separates the software component and the professional services component into two distinct parts for purposes of determining revenue recognition.  In that situation where both components are present, software sales revenue is recognized when collectibility is reasonably assured and the product is delivered, and professional service revenue is recognized as the service time is incurred. Commissions are recognized when payments are received, since the Company has no obligation to perform any future services.

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

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses.  For the three months ended March 31, 2010 and 2009, advertising expenses were $150 and $-0-.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2010 and December 31, 2009.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents (Continued)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of March 31, 2010 The Company believes it has no significant risk related to its concentration within its accounts receivable. One major supplier accounted for approximately 27% of the Company’s total purchases for the three months ended March 31, 2010.

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

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2010 and December 31, 2009, as defined in FASB ASC 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Effective January 1, 2009, we implemented FASB ASC 825-10, Fair Value Measurements, or SFAS 157, for our assets and liabilities that are re-measured at fair value. The adoption of FASB ASC 825-10 for our assets and liabilities that are re-measured at fair value did not impact our financial position or results of operations.

Stock-Based Compensation

The Company’s stock-based compensation is measured at the fair value of the award at its grant based on the estimated number of awards expected to vest and is recorded over the applicable period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.  During the period ending March 31, 2010, the Company has not granted any stock options.

Income Per Common Share

FASB Accounting Standards Codification (“ASC”) 260-10 (Prior authoritative literature: FASB Statement 128, “Earnings Per Share”) requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Per Common Share (Continued)

The Company’s basic income per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts.

At March 31, 2010 and 2009, stock warrants to purchase 3,075,000 shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect. For the three months ended March 31, 2010 and 2009, the dilutive effect of convertible debentures exceeded the number of authorized common shares and as a result weighted average shares outstanding, fully diluted, is the maximum authorized number of common shares, 10,000,000,000.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Basic net income per share attributable to common shareholders computation:
Net income attributable to common stockholders	$423,295	$27,045
Weighted-average common shares outstanding	5,969,695,306	4,105,473,533
Basic net income per share attributable to common Stockholders	$0.00	$0.00
Diluted net income per share attributable to common shreholders computation
Net loss attributable to common stockholders	$423,295	$27,045
Weighted-average common shares outstanding	5,969,695,306	4,105,473,533
Incremental shares attributable to the common stock equivalents	4,030,304.694	5,894,526,467
Total adjusted weighted-average shares	10,000,000,000	10,000,000,000
Diluted net income per share attributable to common Stockholders	$0.00	$0.00

Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance FASB ASC 815-10 (Prior authoritative literature: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities,” which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40 Section 05, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income.”

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Noncontrolling Interest

Noncontrolling interest represents third party ownership in the net assets of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority owned subsidiaries are consolidated with those of our own, with any third party investor’s interest shown as noncontrolling interest.

Subsequent Events

The Company has adopted FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has evaluated subsequent events after the balance sheet date of March 31, 2010 through the date the financial statements were issued.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring losses, and current liabilities exceeded current assets by approximately $4.7 million, as of March 31, 2010. The maturity date of the 7.5% convertible debt which was due on December 30, 2007 and May 2008 was extended to December 30, 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (the “Update”), which provides amendments to Accounting Standards Codification 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification.  The Update requires improved disclosures about fair value measurements.  Separate disclosures need to be made of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with a description of the reasons for the transfers.  Also, disclosure of activity in Level 3 fair value measurements needs to be made on a gross basis rather than as one net number.  The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The enhanced disclosure requirements have not had a material impact on the Company’s financial reporting.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

NOTE 3 - FAIR VALUE MEASUREMENTS

FASB Codification Topic 820-10, Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements; however, it does not require any new fair value measurements, rather, its application is made pursuant to other accounting pronouncements that require or permit fair value measurements.

Fair value measurements are generally based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

NOTE 3 - FAIR VALUE MEASUREMENTS (Continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of  March 31, 2010 and December 31, 2009.

March 31, 2010	Level I	Level II	Level III	Total

Convertible debentures	$-	$1,394,900	$-	$1,394,900
Notes payable and capital leases	-	27,290	-	27,290
Notes payable to related parties	-	135,973	-	135,973
Derivative liabilities	-	1,030,843	-	1,030,843
Total Liabilities	$-	$2,589,006	$-	$2,589,006

December 31, 2009	Level I	Level II	Level III	Total

Convertible debentures	$-	$1,394,900	$-	$1,394,900
Notes payable and capital leases	-	62,309	-	62,309
Notes payable to related parties	-	125,716	-	125,716
Derivative liabilities	-	1,660,926	-	1,660,926
Total Liabilities	$-	$3,243,851	$-	$3,243,851

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31,	Dec 31,
	2010	2009
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	571,053	552,555
	601,610	583,112
Less: Accumulated depreciation	441,465	419,740
Property and equipment, net	$160,145	$163,372

Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 was $21,912 and $25,307.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

NOTE 5- CONVERTIBLE DEBENTURES PAYABLE

In June 2003, the Company issued $40,000 in 5% convertible debentures and in September 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement.  During the three months ended March 31, 2010 and during the year ended December 31, 2009, no additional payments have been made on these outstanding convertible debentures. Total outstanding principal balance of the convertible debentures as of March 31, 2010 and December 31, 2009 was $15,000, plus accrued interest of $6,360 and $6,175.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with YA Global (f/k/a Cornell Capital Partners, LP) ("Cornell").  Pursuant to such purchase agreement, Cornell shall purchase up to $2,359,047 of secured convertible debentures, which shall be convertible into shares of the Company’s Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures which occurred on May 2, 2006.

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

In the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the holder of the debenture may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect. A holder of the debenture may not convert this Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the holder of the debenture beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture. During the three months ended March 31, 2010, the Company did not issue any shares of Class A common stock for repayment of principal on the convertible debenture held by YA Global Investments, f/k/a Cornell Capital Partners. The aggregate principal value of the debentures as of March 31, 2010 and December 31, 2009 is $1,379,900, plus accrued interest of $577,172 and $551,299.

On October 30, 2009, YA Global Investments, L.P. agreed to extend the maturity date of the Convertible Debentures to December 30, 2010.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

NOTE 6 - DERIVATIVE LIABILITY

In accordance with FASB ASC 815-10 (Prior authoritative literature: SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and FASB ASC 815-40, formerly EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," the conversion feature associated with the YA Global Investments, f/k/a Cornell Capital Partners Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,946,936 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $1,030,843 at March 31, 2010.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions at March 31, 2010:

Fair market value of stock	$0.00013
Exercise price	$0.00012
Dividend yield	0.00%
Risk free interest rate	0.41%
Expected volatility	217.54%
Expected life	0.75Years

NOTE 7 - DUE TO RELATED PARTIES

In May 2009 the Company issued 100,000,000 shares of Class A Common stock to Mr. Mahoney for repayment of $8,500 in deferred compensation with a fair value of value $18,750. The difference in the fair value and amount of deferred compemsation repaid was charged to beneficial interest in the amount of $10,250. In May 2009, the Company paid Jerome R. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors since January 1, 2003, the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory note, and any balance thereafter to deferred and accrued compensation due Mr. Mahoney. The total outstanding debt due to Mr. Mahoney was $1,211,856. The remaining unpaid and forgiven balance was credited to Additional Paid-In capital in the accompanying balance sheet  in the amount of $1,094,356. Total amounts owed to Mr. Mahoney at March 31, 2010 and December 31, 2009 was $-0-.

Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $600 and an auto allowance of $800.  Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000.  In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004. Total amounts owed to Mr. Meller as of March 31, 2010 and December 31, 2009, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $1,108,9055 and $1,024,985.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

NOTE 7 - DUE TO RELATED PARTIES (Continued)

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

NOTE 8 – NOTES PAYABLE TO RELATED PARTIES

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

There was no balance due to Mr. Mahoney at March 31, 2010 and December 31, 2009.

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

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

NOTE 8 – NOTES PAYABLE TO RELATED PARTIES (Continued)

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

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III, former officer of AMP-Best and current Chief Financial Officer of SWK Technologies, Inc. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of March 31, 2010 and December 31, 2009, the principal balance on the note is $103,435 and $125,716.

NOTE 9 – INCOME TAXES

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company does not believe it has any uncertain tax provisions which cannot be recognized for financial reporting purposes

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying March 31, 2010 and December 31, 2009 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

See Note 8 to the Financial Statements for information related to the employment agreements between Jerome Mahoney and Mark Meller.

The Company has entered into subscription agreements with certain purchasers for the sale of $140,000 in convertible debentures.  The convertible debentures are convertible into Class A common stock at the discretion of the holders. During 2004, the Company issued 2,444,177 shares of Trey's Class A common stock for repayment of $125,000 of principal. The outstanding principal balance was $15,000 as of March 31, 2010 and December 31, 2009, and $6,360 and $6,175 was due for accrued interest on these debentures as of March 31, 2010 and December 31, 2009.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company assumed a total of $324,000 in accrued liabilities and related party debt outstanding and incurred by iVoice.  The terms and conditions of the liabilities and debt being assumed are as follows:

•
Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of March 31, 2010 and December 31, 2009, the balance due Mr. Whalen was $25,000.

On December 30, 2005, the Company entered an Investor Registration Rights Agreement with YA Global Investments, f/k/a Cornell Capital Partners. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company’s Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. The registration statatement was effective in December 2006 and liquidated damages stopped accruing at that time. As of March 31, 2010 and December 31, 2009, the Company has accrued $198,905 in Liquidated Damages in the consolidated balance sheets.  There is no maximum stipulated in the agreement.

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

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of March 31, 2010, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of March 31, 2010: 10,000,000,000 shares of authorized common stock with a par value of $.00001, 5,984,695,306 shares were issued and outstanding.  Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends.  The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future.  The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS
(UNAUDITED)

NOTE 11 - CAPITAL STOCK (Continued)

CLASS A COMMON STOCK (continued)

For the three months ended March 31, 2010, the Company had the following transaction in its Class A common stock:

The Company issued 150,000,000 shares of Class A Common Stock for repayment of accrued expenses of $15,000 with a fair value of $19,500. The difference in the market value and deferred compensation repaid was charged to beneficial interest in the amount of $4,500.

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001.  Class B stock has voting rights of 1 to 100 with respect to Class A Common Stock.  As of March 31, 2010, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock.  Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001.  Class C stock has voting rights of 1 vote for every 1,000 shares with respect to Class A Common Stock.  As of March 31, 2010, no shares were issued or outstanding.

NOTE 12 – NONCONTROLLING INTEREST

On January 1, 2009 the Company adopted FASB ASC 810-10, formerly SFAS No. 160, “Noncontrolling Interests in Financial Statements,” which requires reporting for minority interests by classifying them as a component of equity in the consolidated balance sheet. As also required by this standard, the consolidated statement of operations includes the net income attributed to the noncontrolling interest. On May 6, 2009, the Company sold 20% of the stock of SWK Technologies, Inc. (“SWK”), a wholly owned subsidiary of Trey Resources, Inc. for a purchase price of $150,000 to the President of SWK, representing a Noncontrolling interest in SWK technologies, Inc.

NOTE 13 – SUBSEQUENT EVENT

In April 2010, the Company issued 293,162,393,162 shares of Class A Common Stock for conversion of $34,300 of principal on outstanding debentures with YA Global Investments, (f/k/a Cornell Capital Partners).

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Readers should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this filing as well as our audited consolidated financial statements and related notes for the year ending December 31, 2009 filed with Form 10-K.  The following discussion contains forward-looking statements.  Please see “Forward Looking Statements - Cautionary Factors” for a discussion of uncertainties, risks and assumptions associated with these financial statements

Overview

The Company concentrates in the business software and information technology consulting market, and is looking to acquire other companies in this industry.  SWK Technologies, Inc., Trey’s wholly owned subsidiary and the surviving company from the acquisition and merger with SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software published by Sage Software.  SWK Technologies also publishes its own proprietary supply-chain software, the Electronic Data Interchange (EDI) solution “MAPADOC.”  SWK Technologies sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

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

Management is uncertain that it can generate sufficient cash to sustain its operations in the next twelve months, or beyond. There is no assurance that we will be able to generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern.

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

All revenues reported by Trey are derived from the sales and service of Sage Software and MAPADOC products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

Revenues for the three months ended March 31, 2010 decreased $260,061 (12.5%) to $1,828,722 as compared to $2,088,783 for the three months ended March 31, 2009. These sales were all generated by the Company’s operating subsidiary, SWK Technologies (“SWKT”).  This decrease is primarily due to lower consulting revenues offset partially by higher software sales.

Gross profit for the three months ended March 31, 2010 decreased $227,764 (27.1%) to $613,111 as compared to $840,875 for the three months ended March 31, 2009. For the three months ended March 31, 2010 the gross profit percentage was 33.5% as compared to 40.3% for the three months ended March 31, 2009. The mix of products being sold by the company changes from time to time and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases while consulting revenues generate a higher gross profit. The lower consulting revenues for the quarter ended March 31, 2010 resulted in gross profit being lower as a percent of sales.

Total operating expenses decreased $154,171 (16%) to $808,396 for the three months ended March 31, 2010 as compared to $962,567 for the three months ended March 31, 2009. This decrease is mainly attributed to a decrease in general and administrative salaries.

Total other income for the three months ended March 31, 2010 was $597,275 as compared to income of $148,737 for the three months ended March 31, 2009. This increase is primarily attributed to the higher gain on valuation of derivatives.

For three months ended March 31, 2010 the Company had net income of $401,990 as compared to net income of $27,045 for the three months ended March 31, 2009. The change in net income was the result of the factors discussed above.

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

The Company has suffered recurring losses and current liabilities exceeded current assets by approximately $4.7 million, as of March 31. 2010, and, as such, will require financing for working capital to meet its operating obligations.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (n/k/a/ YA Global Investments “YA Global”).  Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures.  The debentures were due on December 30, 2007 and May 2, 2008, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the YA Global debentures at March 31, 2010 is $1,379,900 for principal and $577,172 for interest. On October 30, 2009, YA Global Investments, L.P. agreed to extend the maturity date of the Convertible Debentures to December 30, 2010.

During the three months ended March 31, 2010, Trey had a net increase in cash of $73,129.  Trey’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities.  Trey provided cash from operating activities of $112,169 for the three months ended March 31, 2010, an increase of $393,165 as compared to cash used in operating activities of $280,996 for the three months ended March 31, 2009. This increase is primarily attributed to the increase in accounts payable and accrued expenses.

Cash provided by (used in) investing activities.  Investing activities for the three months ended March 31, 2010 used cash of $17,278 as compared to $4,830 for the three months ended March 31, 2009. This increase is primarily attributed to the an increase in purchases of property and equipment.

Cash provided by (used in) financing activities.  Financing activities for the three months ended March 31, 2010 used a total of $21,672 in cash as compared to using $48,034 of cash for the three months ended March 31, 2009. This decrease is primarily attributed to lower repayments of related party loans,  notes payable, convertible debentures and capital leases.

Off Balance Sheet Arrangements

During the three months ended March 31, 2010, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Trey Resources, Inc.

By: /s/ Mark Meller                                                                                                           Date:           May 17, 2010
Mark Meller, President
Chief Executive Officer and
Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mark Meller                                                                                                           Date:           May 17, 2010
Mark Meller, President
Chief Executive Officer and
Principal Financial Officer

Index of Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.