Form 10-Q
period 2010-06-30
TREY RESOURCES INC
filed 2010-08-12
CIK 1236275

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐	For the transition period from __________________________ to _____________________________

Commission file number:                                           000-50302

Trey Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16-1633636
(State or other jurisdiction of incorporation or organization)	(I.R.S. EmployerIdentification No.)

 5 Regent Street, Suite 520 Livingston, NJ 07039
(Address of Principal Executive Offices) (Zip Code)

 Registrant’s Telephone Number, Including Area Code:  (973) 758-9555

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒              No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of Class A, common stock, par value $.00001, outstanding as of August 13, 2010: 6,277,857,699

TREY RESOURCES, INC. and SUBSIDIARIES

ITEM 1-CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	$175,419	$300,482
Accounts receivable, net of allowance for doubtful accounts of $91,000 and $161,000	497,774	568,909
Inventory	21,035	-
Prepaid expenses and other current assets	54,650	31,670

Total current assets	748,878	901,061

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$460,637 and $419,740	167,575	163,372

OTHER ASSETS
Deposits and other assets	60,638	56,280

TOTAL ASSETS	$977,091	$1,120,713
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,908,171	$1,593,561
Due to related parties	1,192,825	1,024,985
Convertible debentures payable, net	1,360,600	1,394,900
Derivative liability	1,478,170	1,660,926
Current portion of notes payable and capital leases	52,284	62,309
Notes payable to related parties	73,104	125,716
Deferred revenue	167,824	180,577

Total current liabilities	6,232,978	6,042,974

TOTAL LIABILITIES	6,232,978	6,042,974

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock:
Class A – par value $.00001; authorized 10,000,000,000 shares;
6,277,857,699 and 5,834,695,306 shares issued and outstanding	62,779	58,347
Class B - par value $.00001; authorized 50,000,000 shares;no shares issued and outstanding	-	-
Class C - par value $.00001; authorized 20,000,000 shares;no shares issued and outstanding	-	-
Additional paid in capital	7,458,736	7,409,368
Accumulated deficit	(12,772,696)	(12,444,383)

Total Trey Resources, Inc. stockholders' deficit	(5,251,181)	(4,976,668)

Noncontrolling interest in SWK Technologies, Inc.	(4,706)	54,407

Total stockholders’ deficit	(5,255,887)	(4,922,261)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$977,091	$1,120,713

See accompanying footnotes to the condensed consolidated financial statements

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010		June 30, 2009

SALES SOFTWARE, NET	$230,471	$243,341		$703,057	$572,775
SALES SERVICE, NET	1,556,954	1,558,065		2,913,090	3,317,414
SALES, NET	1,787,425	1,801,406		3,616,147	3,890,189

COST OF SALES	1,129,081	1,057,629		2,344,692	2,305,537

GROSS PROFIT	658,344	743,777		1,271,455	1,584,652

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling expenses	442,110	452,267		796,420	759,785
General and administrative expenses	508,204	279,139		940,378	859,638
Depreciation and amortization	20,580	72,804		42,492	147,354

Total selling, general and administrative Expenses	970,894	804,210		1,779,290	1,766,777

LOSS FROM OPERATIONS	(312,550)	(60,433)		(507,835)	(182,125)

OTHER INCOME (EXPENSE)
Gain (loss) on revaluation of derivatives	(447,327)	(432,156)		182,756	(239,613)
Other income	-	1,094,356		-	1,094,356
Interest expense, net	(29,539)	(59,085)		(62,347)	(102,891)
Total other income (expense)	(476,866)	603,115		120,409	751,582

NET INCOME (LOSS)	(789,416)	542,682		(387,426)	569,727

NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST IN SWK TECHNOLOGIES, INC.	(37,808)	-		(59,113)	-

NET INCOME (LOSS) ATTRIBUTABLE TO TREY RESOURCES, INC	$(751,608)	$542,682		$(328,313)	$569,727

NET INCOME (LOSS) PER COMMON SHARE Basic and Fully Diluted	$(0.00)	$0.00	$	(0.00)	$0.00

WEIGHTED AVERAGE SHARES
Basic	6,216,647,969	4,323,550,456		6,086,395,263	4,241,882,373
Diluted	6,216,647,969	10,000,000,000		6,086,395,263	10,000,000,000

See accompanying footnotes to the condensed consolidated financial statements.

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(387,426)	$569,727

Adjustments to reconcile net income ( loss) to net cash provided by (used in) operating activities
Depreciation and amortization	42,492	147,354
Forgiveness of debt as a result of settlement with director of Company	-	(1,094,356)
Beneficial interest	4,500	22,875
Loss (gain) on revaluation of derivatives	(182,756)	239,613
Common stock issued for repayment of deferred compensation	-	17,000

Changes in certain assets and liabilities:
Accounts receivable, net	71,135	4,644
Inventory	(21,035)	34,565
Prepaid expenses and other assets	(30,152)	26,968
Accounts payable and accrued liabilities	329,610	(75,308)
Deferred revenue	(12,753)	(16,442)
Related party accounts	167,840	97,249
Net cash used in operating activities	(18,545)	(26,111)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds on sale of shares of SWK	-	150,000
Purchase of property and equipment	(43,881)	(6,298)
Net cash provided by (used in) investing activities	(43,881)	143,702

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party loans	(52,612)	-
Repayment of notes payable, capital leases and convertible debentures	(10,025)	(100,165)
Net cash used in financing activities	(62,637)	(100,165)

NET INCREASE (DECREASE) IN CASH	(125,063)	17,426

CASH – BEGINNING OF PERIOD	300,482	420,042

CASH – END OF PERIOD	$175,419	$437,468

CASH PAID DURING THE PERIOD FOR:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements.

TREY RESOURCES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the six months ended June 30, 2010:

a) The Company issued 150,000,000 shares of Class A Common stock for repayment of $15,000 in accrued expenses with a fair value of value $19,500. The difference in the market value and $15,000 of accrued expenses was charged to beneficial interest in the amount of $4,500.

b) The Company issued 293,162,393 shares of Class A Common Stock for conversion of $34,300 of principal on outstanding debentures with YA Global Investments.

For the six months ended June 30, 2009

a) The Company paid Jerome R. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors since January 1, 2003, the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory notes, and any balance thereafter to deferred and accrued compensation due Mr. Mahoney. The total outstanding debt due to Mr. Mahoney was approximately $1,210,000.

b) The Company issued 200,000,000 shares of Class A Common stock for repayment of $17,000 in deferred compensation with a fair value of $37,500. The difference in the market value and the $17,000 of deferred compensation repaid was charged to beneficial interest in the amount of $20,500.

c) The Company issued 95,000,000 shares of Class A Common stock for repayment of $9,500 in accrued expenses with a fair value of $11,875. The difference in the market value and the $9,500 of accrued expenses was charged to beneficial interest in the amount of $2,375.

See accompanying footnotes to the condensed consolidated financial statements.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Trey Resources, Inc. (the “Company” or “Trey”) and its subsidiary, SWK Technologies, Inc. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-K.

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

The Company has suffered recurring operating losses, and current liabilities exceeded current assets by approximately $5.5 million, as of June 30, 2010. The maturity date of the 7.5% convertible debt which was due on December 30, 2007 and May 2008 was extended to December 30, 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (Continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Hardware and software revenues are recognized when the product is shipped to the customer. The Company separates the software component and the professional services component into two distinct parts for purposes of determining revenue recognition.  In that situation where both components are present, software sales revenue is recognized when collectability is reasonably assured and the product is delivered, and professional service revenue is recognized as the service time is incurred. Commissions are recognized when payments are received, since the Company has no obligation to perform any future services.

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

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses.   For the three and six months ended June 30, 2010 and 2009, advertising expenses were $150 and $-0-, respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2010 and December 31, 2009.

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

Accounts Receivable

Accounts receivables consist primarily of uncollected invoices for maintenance and professional services. Payments for software sales are due in advance of ordering from the software supplier. Payments for maintenance and support plan renewals are due before the beginning of the maintenance period. Payments for professional services are due 50% in advance and the balance on completion of the services. The Company maintains a provision for bad debts and reviews the provision quarterly.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of June 30, 2010 The Company believes it has no significant risk related to its concentration within its accounts receivable. One major supplier accounted for approximately 65% of the Company’s total purchases for the three months ended June 30, 2010.

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

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2010 and December 31, 2009, as defined in FASB ASC 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Effective January 1, 2009, we implemented FASB ASC 825-10, Fair Value Measurements, or SFAS 157, for our assets and liabilities that are re-measured at fair value. The adoption of FASB ASC 825-10 for our assets and liabilities that are re-measured at fair value did not impact our financial position or results of operations.

Stock-Based Compensation

The Company’s stock-based compensation is measured at the fair value of the award at its grant based on the estimated number of awards expected to vest and is recorded over the applicable period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.  During the period ending June 30, 2010, the Company has not granted any stock options.

Income (Loss) Per Common Share

FASB Accounting Standards Codification (“ASC”) 260-10 requires the presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS").

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income (Loss) Per Common Share

At June 30, 2010 and 2009, stock warrants to purchase 3,075,000 shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect. For the three and  six months ended  June 30, 2009, the dilutive effect of convertible debentures exceeded the number of authorized common shares and as a result weighted average shares outstanding, fully diluted, is the maximum authorized number of common shares, 10,000,000,000. For the three and six months ended June 30, 2010 these shares were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$(751,608)	$542,682
Weighted-average common shares outstanding	6,216,647,969	4,323,550,456
Basic net income (loss) per share attributable to common Stockholders	$0.00	$0.00
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$(751,608)	$542,682
Weighted-average common shares outstanding	6,216,647,969	4,323,550,456
Incremental shares attributable to the common stock equivalents	-	5,676,449,544
Total adjusted weighted-average shares	6,216,647,969	10,000,000,000
Diluted net income (loss) per share attributable to common Stockholders	$(0.00)	$0.00

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$(328,313)	$569,727
Weighted-average common shares outstanding	6,086,395,263	4,241,882,373
Basic net income (loss) per share attributable to common stockholders	$0.00	$0.00
Diluted net income (loss) per share attributable to common shreholders computation
Net income (loss) attributable to common stockholders	$(328,313)	$569,727
Weighted-average common shares outstanding	6,086,395,263	4,241,882,373
Incremental shares attributable to the common stock equivalents	-	5,758,117,627
Total adjusted weighted-average shares	6,086,395,263	10,000,000,000
Diluted net income (loss) per share attributable to common stockholders	$(0.00)	$0.00

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Subsequent Events

The Company has adopted FASB ASC 855-10, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has evaluated subsequent events after the balance sheet date of June 30, 2010 through the date the financial statements were issued.

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

Recent Accounting Pronouncements (continued)

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

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 3 - FAIR VALUE MEASUREMENTS

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of  June 30, 2010 and December 31, 2009.

June 30, 2010	Level I	Level II	Level III	Total

Convertible debentures	$-	$1,360,600	$-	$1,360,600
Notes payable and capital leases	-	52,284	-	52,284
Notes payable to related parties	-	73,104	-	73,104
Derivative liabilities	-	1,478,170	-	1,478,170
Total Liabilities	$-	$2,964,158	$-	$2,964,158

December 31, 2009	Level I	Level II	Level III	Total

Convertible debentures	$-	$1,394,900	$-	$1,394,900
Notes payable and capital leases	-	62,309	-	62,309
Notes payable to related parties	-	125,716	-	125,716
Derivative liabilities	-	1,660,926	-	1,660,926
Total Liabilities	$-	$3,243,851	$-	$3,243,851

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30,	Dec 31,
	2010	2009
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	597,655	552,555
	682,212	583,112
Less: Accumulated depreciation	460,637	419,740
Property and equipment, net	$167,575	$163,372

Depreciation and amortization expense related to property, plant and equipment for the six months ended June 30, 2010 and 2009 was $39,678 and $48,869.

NOTE 5- CONVERTIBLE DEBENTURES PAYABLE

In June 2003, the Company issued $40,000 in 5% convertible debentures and in September 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement.  During the six months ended June 30, 2010 and during the year ended December 31, 2009, no additional payments have been made on these outstanding convertible debentures. Total outstanding principal balance of the convertible debentures as of June 30, 2010 and December 31, 2009 was $15,000, plus accrued interest of $6,547 and $6,175.

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

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5- CONVERTIBLE DEBENTURES PAYABLE (Continued)

In the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the holder of the debenture may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect. A holder of the debenture may not convert this Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the holder of the debenture beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture. During the six months ended June 30, 2010, the Company issued 293,162,393 shares of Class A common stock for repayment of $34,300 of principal on the convertible debenture held by YA Global Investments. The aggregate principal value of the debentures as of June 30, 2010 and December 31, 2009 was $1,345,600 and $1,379,900, plus accrued interest of $602,825 and $551,299, respectively. On October 30, 2009, YA Global Investments, L.P. agreed to extend the maturity date of the Convertible Debentures to December 30, 2010.

NOTE 6 - DERIVATIVE LIABILITY

In accordance with FASB ASC 815-10 (Prior authoritative literature: SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and FASB ASC 815-40, formerly EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," the conversion feature associated with the YA Global Investments, f/k/a Cornell Capital Partners Convertible Debentures represents embedded derivatives. As such, the Company had recognized embedded derivatives in the amount of $1,946,936 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $1,478,170 at June 30, 2010.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions at June 30, 2010:

Fair market value of stock	$0.00019
Exercise price	$0.00012
Dividend yield	0.00%
Risk free interest rate	0.22%
Expected volatility	227.52%
Expected life	0.5 Years

NOTE 7 - DUE TO RELATED PARTIES

In May 2009 the Company issued 100,000,000 shares of Class A Common stock to Mr. Mahoney for repayment of $8,500 in deferred compensation with a fair value of value $18,750. The difference in the fair value and amount of deferred compemsation repaid was charged to beneficial interest in the amount of $10,250. In May 2009, the Company paid Jerome R. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors since January 1, 2003, the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory note, and any balance thereafter to deferred and accrued compensation due Mr. Mahoney. The total outstanding debt due to Mr. Mahoney was $1,211,856. The remaining unpaid and forgiven balance was credited to Other Income in the accompanying balance sheet  in the amount of $1,094,356. Total amounts owed to Mr. Mahoney at June 30, 2010 and December 31, 2009 was $-0-.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - DUE TO RELATED PARTIES (Continued)

Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly unaccountable travel expense allowance of $600 and an auto allowance of $800.  Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000.  In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004. Total amounts owed to Mr. Meller as of June 30, 2010 and December 31, 2009, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $1,192,825 and $1,024,985.

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

There was no balance due to Mr. Mahoney at June 30, 2010 and December 31, 2009.

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III, former officer of AMP-Best and current Chief Financial Officer of SWK Technologies, Inc. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of June 30, 2010 and December 31, 2009, the principal balance on the note is $73,104 and $125,716.

NOTE 9 – INCOME TAXES

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company does not believe it has any uncertain tax provisions which cannot be recognized for financial reporting purposes

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying June 30, 2010 and December 31, 2009 consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company has entered into subscription agreements with certain purchasers for the sale of $140,000 in convertible debentures.  The convertible debentures are convertible into Class A common stock at the discretion of the holders. During 2004, the Company issued 2,444,177 shares of Trey's Class A common stock for repayment of $125,000 of principal. The outstanding principal balance was $15,000 as of June 30, 2010 and December 31, 2009, and $6,547 and $6,175 was due for accrued interest on these debentures as of June 30, 2010 and December 31, 2009.

The Company assumed a total of $324,000 in accrued liabilities and related party debt outstanding and incurred by iVoice.  The terms and conditions of the liabilities and debt being assumed are as follows:

•
Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of June 30, 2010 and December 31, 2009, the balance due Mr. Whalen was $25,000.

On December 30, 2005, the Company entered an Investor Registration Rights Agreement with YA Global Investments, f/k/a Cornell Capital Partners. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company’s Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. The registration statement was effective December 2006, and liquidated damages stopped accruing at that time. As of  June 301, 2010 and December 31, 2009, the Company has accrued $198,905 in Liquidated Damages in the consolidated balance sheets.

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

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. As of June 30, 2010, no shares were issued or outstanding.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of June 30, 2010: 10,000,000,000 shares of authorized common stock with a par value of $.00001, 6,277,857,699 shares were issued and outstanding.  Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends.  The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future.  The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

TREY RESOURCES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 - CAPITAL STOCK (Continued)

CLASS A COMMON STOCK (continued)

For the six months ended June 30, 2010, the Company had the following transaction in its Class A common stock:

The Company issued 150,000,000 shares of Class A Common Stock for repayment of accrued expenses of $15,000 with a fair value of $19,500. The difference in the market value and deferred compensation repaid was charged to beneficial interest in the amount of $4,500.

The Company issued 293,162,393 shares of Class A Common Stock for conversion of $34,300 of principal on outstanding debentures with YA Global Investments.

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001.  Class B stock has voting rights of 1 to 100 with respect to Class A Common Stock.  As of June 30, 2010, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock.  A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock.  Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001.  Class C stock has voting rights of 1 vote for every 1,000 shares with respect to Class A Common Stock.  As of June 30, 2010, no shares were issued or outstanding.

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

The Company concentrates in the business software and information technology consulting market, and is looking to acquire other companies in this industry.  SWK Technologies, Inc., Trey’s subsidiary and the surviving company from the acquisition and merger with SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting software published by Sage Software.  SWK Technologies also publishes its own proprietary supply-chain software, the Electronic Data Interchange (EDI) solution “MAPADOC.”  SWK Technologies sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

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

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

All revenues reported by Trey are derived from the sales and service of Sage Software and MAPADOC products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

Revenues for the three months ended June 30, 2010 decreased $13,981 (0.8%) to $1,787,425 as compared to $1,801,406 for the three months ended June 30, 2009. These sales were all generated by the Company’s operating subsidiary, SWK Technologies (“SWKT”).  This decrease is primarily due to lower consulting revenues offset partially by higher software sales.

Gross profit for the three months ended June 30, 2010 decreased $85,433 (11.5%) to $658,344 as compared to $743,777 for the three months ended June 30, 2009. For the three months ended June 30, 2010 the gross profit percentage was 36.8% as compared to 41.2% for the three months ended June 30, 2009. The mix of products being sold by the company changes from time to time and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases while consulting revenues generate a higher gross profit. The lower consulting revenues for the quarter ended June 30, 2010 resulted in gross profit being lower as a percent of sales.

Total operating expenses increased $166,684 (20.7%) to $970,894 for the three months ended June 30, 2010 as compared to $804,210 for the three months ended June 30, 2009. This increase is mainly attributed to a decrease in general and administrative salaries and legal fees.

Total other expense for the three months ended June 30, 2010 was $476,866 as compared to other income of $603,115 for the three months ended June 30, 2009. This decrease is primarily attributed to the forgiveness of debt as a result of settlement with director of Company in the amount of $1,094,356 in 2009.

For three months ended June 30, 2010 the Company had a net loss of $789,416 as compared to net income of $542,682 for the three months ended June 30, 2009. The change in the net loss was the result of the factors discussed above.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

Revenues for the six months ended June 30, 2010 decreased $274,042 (7%) to $3,616,147 as compared to $3,890,189 for the six months ended June 30, 2009. These sales were all generated by the Company’s operating subsidiary, SWK Technologies (“SWKT”).  This decrease is primarily due to lower consulting revenues offset partially by higher software sales.

Gross profit for the six months ended June 30, 2010 decreased $313,197 (19.8%) to $1,271,455 as compared to $1,584,652 for the six months ended June 30, 2009. For the six months ended June 30, 2010 the gross profit percentage was 35.2% as compared to 40.7% for the six months ended June 30, 2009. The mix of products being sold by the company changes from time to time and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases while consulting revenues generate a higher gross profit. The lower consulting revenues for the quarter ended June 30, 2010 resulted in gross profit being lower as a percent of sales.

Total operating expenses increased $12,513 (0.1%) to $1,779,290 for the six months ended June 30, 2010 as compared to $1,766,777 for the six months ended June 30, 2009. This increase is mainly attributed an increase in general and administrative salaries and legal fees offset mostly by lower amortization expense.

Total other income for the six months ended June 30, 2010 was $120,409 as compared to other income of $751,852 for the six months ended June 30, 2009. This decrease is primarily attributed to the forgiveness of debt as a result of settlement with director of Company in the amount of $1,094,356 in 2009 offset partially by the loss on valuation of derivative.
For six months ended June 30, 2010 the Company had a net loss of $387,426 as compared to net income of $569,727 for the six months ended June 30, 2009. The change in the net loss was the result of the factors discussed above.

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

The Company has suffered recurring operating losses and current liabilities exceeded current assets by approximately $5.5 million, as of June 30, 2010, and, as such, will require financing for working capital to meet its operating obligations.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (n/k/a/ YA Global Investments “YA Global”).  Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures.  The debentures were due on December 30, 2007 and May 2, 2008, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the YA Global debentures at June 30, 2010 is $1,345,600 for principal and $602,825 for interest. On October 30, 2009, YA Global Investments, L.P. agreed to extend the maturity date of the Convertible Debentures to December 30, 2010.

During the six months ended June 30, 2010, Trey had a net decrease in cash of $125,063.  Trey’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities.  Trey used $18,545 in cash for operating activities for the six months ended June 30, 2010, a decrease of $7,566 as compared to cash used in operating activities of $26,111 for the six months ended June 30, 2009. This decrease is primarily attributed to the increase in accounts payable and accrued expenses offset mostly by the increase in loss from operations

Cash provided by (used in) investing activities.  Investing activities for the six months ended June 30, 2010 used cash of $43,881 as compared to providing $143,702 for the six months ended June 30, 2009. The Company received $150,000 from the sale of shares of SWK Technologies during the six months ended June 30, 2009 thereby generating cash flow from investing activities in 2009.

Cash provided by (used in) financing activities.  Financing activities for the six months ended June 30, 2010 used a total of $62,637 in cash as compared to using $100,165 of cash for the six months ended June 30, 2009. This decrease is primarily attributed to lower repayments of related party loans, notes payable, convertible debentures and capital leases.

Off Balance Sheet Arrangements

During the six months ended June 30, 2010, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Trey Resources, Inc.

By: /s/ Mark Meller                                                                                                                      Date:           August 12, 2010
Mark Meller, President
Chief Executive Officer and
Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mark Meller                                                                                                                      Date:           August 12, 2010
Mark Meller, President
Chief Executive Officer and
Principal Financial Officer

Index of Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.