Form 10-Q
period 2010-09-30
TREY RESOURCES INC
filed 2010-11-15
CIK 1236275

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Number of shares of Class A, common stock, par value $.00001, outstanding as of November 12, 2010: 7,573,413,255.

TREY RESOURCES, INC. and SUBSIDIARIES

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

TREY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS	September 30,	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$71,709	$300,482
Accounts receivable, net of allowance for doubtful accounts of $65,000 and $161,000	535,482	568,909
Inventories	24,060	-
Prepaid expenses and other current assets	56,946	31,670
Total current assets	688,197	901,061

Property, plant and equipment, net of accumulated depreciation of $478,395 and $419,740	149,817	163,372
Deposits and other assets	63,388	56,280

Total assets	$901,402	$1,120,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,896,076	$1,593,561
Due to related parties	1,278,074	1,024,985
Current portion of notes payable and capital leases	40,659	62,309
Deferred revenue	163,698	180,577
Notes payable to related parties	75,311	125,716
Convertible debentures payable, net	1,334,000	1,394,900
Derivative liabilities	612,086	1,660,926
Total current liabilities	5,399,904	6,042,974

Commitments and contingencies	-	-

Stockholders' deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock:
Class A – par value $.0001; authorized 10,000,000,000 shares; 6,573,413,255 and 5,834,695,306 shares issued and outstanding	65,734	58,347
Class B – par value $.0001: authorized 50,000,000 shares; no shares issued and outstanding	-	-
Class C – par value $.0001; authorized 20,000,000 shares no shares issued and outstanding	-	-
Additional paid-in capital	7,482,381	7,409,368
Accumulated deficit	(12,038,775)	(12,444,383)
Total Trey Resources stockholders’ deficit	(4,490,660)	(4,976,668)

Noncontrolling interest in SWK Technologies, Inc.	(7,842)	54,407

Total stockholders’ deficit	(4,498,502)	(4,922,261)

Total liabilities and stockholders' deficit	$901,402	$1,120,713

See accompanying notes to condensed consolidated financial statements.

TREY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Sales – software, net	$219,369	$207,853	$922,426	$780,628
Sales - service, net	1,688,847	1,653,352	4,601,937	4,970,766
Sales, net	1,908,216	1,861,205	5,524,363	5,751,394

Cost of sales	1,074,780	1,004,857	3,419,472	3,310,394

Gross profit	833,436	856,348	2,104,891	2,441,000

Selling, general and administrative expenses :
Selling expenses	382,831	155,142	1,179,251	914,927
General and administrative expenses	539,127	527,936	1,479,505	1,387,574
Depreciation and amortization	19,164	23,989	61,656	171,343
Total selling, general and administrative expenses	941,122	707,067	2,720,412	2,473,844

Loss from operations	(107,686)	149,281	(615,521)	(32,844)

Other income (expense)
Gain (loss) on revaluation of derivatives	866,084	(183,362)	1,048,840	(422,975)
Common stock issued for debt conversion discount	-	(260,444)	-	(260,444)
Interest expense, net	(27,613)	(30,877)	(89,960)	(133,768)
Total other income (expense)	838,471	(474,683)	958,880	(817,187)

Net income (loss)	730,785	(325,402)	343,359	(850,031)

Net income (loss) attributable to the nonocontrolling interest in SWK Technologies, Inc.	(3,136)	-	(62,249)	-

Net income (loss) attributable to Trey Resources, Inc	$733,921	$(325,402)	$405,608	$(850,031)

Net income (loss) per common share Basic and Fully Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares
Basic	6,467,398,762	4,762,909,431	6,214,792,047	4,387,136,912
Diluted	10,000,000,000	4,762,909,431	10,000,000,000	4,387,136,912

See accompanying footnotes to the condensed consolidated financial statements.

TREY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$343,359	$(850,031)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities
Depreciation and amortization	61,656	171,344
Beneficial interest	4,500	22,874
Loss (gain) on revaluation of derivatives	(1,048,840)	422,975
Common stock issued for repayment of deferred compensation	-	17,000
Common stock issued for debt conversion discount	-	260,444

Changes in certain assets and liabilities:
Accounts receivable, net	33,427	10,032
Inventory	(24,060)	34,565
Prepaid expenses and other assets	(36,604)	(4,075)
Accounts payable and accrued liabilities	317,515	(164,894)
Deferred revenue	(16,879)	(40,170)
Related party accounts	253,089	79,001
Net cash used in operating activities	(112,837)	(40,935)

Cash flows from investing activities:
Purchase of property and equipment	(43,881)	(15,767)
Net cash used in investing activities	(43,881)	(15,767)

Cash flows from financing activites:
Proceeds from sale of shares of SWK	-	150,000
Proceeds from notes payable to related party	25,000
Repayment of related party loans	(75,405)	-
Repayment of loans, notes payable, capital leases and convertible debentures	(21,650)	(138,949)
Net cash (used in) provided by financing activities	(72,055)	11,051

Net decrease in cash and cash equivalents	(228,773)	(45,651)

Cash and cash equivalents – beginning of period	300,482	420,042

Cash and cash equivalents – end of period	$71,709	$374,391

Cash paid during period for::
Interest expense	$-	$-
Income taxes	$-	$-

TREY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the nine months ended September 30, 2010:

a) The Company issued 150,000,000 shares of Class A Common stock for repayment of $15,000 in accrued expenses with a fair value of value $19,500. The difference in the market value and $15,000 of accrued expenses was charged to beneficial interest in the amount of $4,500.

b) The Company issued 588,717,949 shares of Class A Common Stock for conversion of $60,900 of principal on outstanding debentures with YA Global Investments.

For the nine months ended September 30, 2009

a) The Company paid Jerome R. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors since January 1, 2003, the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory notes, and any balance thereafter to deferred and accrued compensation due to Mr. Mahoney. The total outstanding debt due to Mr. Mahoney was approximately $1,210,000.

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

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Trey Resources, Inc. (the “Company” or “Trey”) and its subsidiaries. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2009 audited financial statements and the accompanying notes thereto filed with the Securities and Exchange Commission on Form 10-K.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring operating losses, and current liabilities exceeded current assets by approximately $4.6 million, as of September 30, 2010. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (Continued)

Description of Business

The Company was incorporated in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice Inc.  On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company.

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

Reclassification

Certain reclassifications have been made in prior years’ condensed consolidated financial statements to conform to the current year’s presentation.

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

Revenue Recognition (continued)

Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses.   For the three and nine months ended September 30, 2010 and 2009, advertising expenses were $150 and $270, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740-10 which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statement and the tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2010 and December 31, 2009.

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

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of September 30, 2010 The Company believes it has no significant risk related to its concentration within its accounts receivable. One major supplier accounted for approximately 53% of the Company’s total purchases for the three months ended September 30, 2010.

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

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2010 and December 31, 2009, as defined in FASB ASC 825-10, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company’s stock-based compensation is measured at the fair value of the award at its grant based on the estimated number of awards expected to vest and is recorded over the applicable period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.  During the period ending September 30, 2010, the Company has not granted any stock options.

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

For the three and nine months ended September 30, 2009, stock warrants to purchase 3,075,000 shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect. For the three and nine months ended  September 30, 2010, the dilutive effect of convertible debentures exceeded the number of authorized common shares and as a result weighted average shares outstanding, fully diluted, is the maximum authorized number of common shares, 10,000,000,000. For the three and nine months ended September 30, 2010 these shares were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$733,921	$(325,402)
Weighted-average common shares outstanding	6,467,398,762	4,762,909,431
Basic net income (loss) per share attributable to common Stockholders	$0.00	$(0.00)
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$733,921	$(325,402)
Weighted-average common shares outstanding	6,467,398,762	4,762,909,431
Incremental shares attributable to the common stock equivalents	3,532,601,238	-
Total adjusted weighted-average shares	10,000,000,000	4,762,909,431
Diluted net income (loss) per share attributable to common Stockholders	$0.00	$(0.00)

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$405,608	$(850,031)
Weighted-average common shares outstanding	6,214,792,047	4,387,136,912
Basic net income (loss) per share attributable to common stockholders	$0.00	$(0.00)
Diluted net income (loss) per share attributable to common shreholders computation
Net income (loss) attributable to common stockholders	$405,608	$(850,031)
Weighted-average common shares outstanding	6,214,792,047	4,387,136,912
Incremental shares attributable to the common stock equivalents	3,785,207,953	-
Total adjusted weighted-average shares	10,000,000,000	4,387,136,912
Diluted net income (loss) per share attributable to common stockholders	$(0.00)	$(0.00)

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

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)”. This Update provides amendments to the criteria in Subtopic 605-24 for separating consideration in multiple-deliverable revenue arrangements. It establishes a hierarchy of selling prices to determine the selling price of each specific deliverable which includes vendor-specific objective evidence (if available), third-party evidence (if vendor-specific evidence is not available), or estimated selling price if neither of the first two are available. This Update also eliminates the residual method for allocating revenue between the elements of an arrangement and requires that arrangement consideration be allocated at the inception of the arrangement. Finally, this Update expands the disclosure requirements regarding a vendor’s multiple-deliverable revenue arrangements. This Update is effective for fiscal years beginning on or after June 15, 2010. We are currently assessing the impact of this Update on our financial statements.

In April, 2010, the FASB issued ASU 2010-17, “Revenue Recognition – Milestone Method.” ASU 2010-17 amends ASC 605 “Revenue Recognition” to provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  The Company does not expect the adoption of ASU 2010-17 to have an effect on the Company’s financial statements.

In July, 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310). The intent is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This Update is effective for interim and annual reporting periods beginning on or after December 15, 2010.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of  September 30, 2010 and December 31, 2009.

September 30, 2010	Level I	Level II	Level III	Total
Convertible debentures	$-	$1,334,000	$-	$1,334,000
Notes payable and capital leases	-	40,659	-	40,659
Notes payable to related parties	-	75,311	-	75,311
Derivative liabilities	-	-	612,086	612,086
Total Liabilities	$-	$1,449,970	$612,086	$2,062,056

The difference between the derivative liability at December 31, 2009 and September 30, 2010 of $1,048,840 represents the gain on valuation of derivative for the nine months ended September 30, 2010.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - FAIR VALUE MEASUREMENTS (continued)

December 31, 2009	Level I	Level II	Level III	Total
Convertible debentures	$-	$1,394,900	$-	$1,394,900
Notes payable and capital leases	-	62,309	-	62,309
Notes payable to related parties	-	125,716	-	125,716
Derivative liabilities	-	-	1,660,926	1,660,926
Total Liabilities	$-	$1,582,925	$1,660,926	$3,243,851

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30,	December 31,
	2010	2009
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	597,655	552,555
	628,212	583,112
Less: Accumulated depreciation	478,395	419740
Property and equipment, net	$149,817	$163,372

Depreciation and amortization expense related to property, plant and equipment for the nine months ended September 30, 2010 and 2009 was $61,656 and $69,464.

NOTE 5- CONVERTIBLE DEBENTURES PAYABLE

In June 2003, the Company issued $40,000 in 5% convertible debentures and in September 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement.  During the nine months ended September 30, 2010 and during the year ended December 31, 2009, no additional payments have been made on these outstanding convertible debentures. Total outstanding principal balance of the convertible debentures as of September 30, 2010 and December 31, 2009 was $15,000, plus accrued interest of $6,736 and $6,175.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with YA Global (f/k/a Cornell Capital Partners, LP) ("Cornell").  Pursuant to such purchase agreement, Cornell shall purchase up to $2,359,047 of secured convertible debentures, which shall be convertible into shares of the Company’s Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047, interest payable at the rate of 7.5% per annum, and an additional secured convertible debenture was issued on May 6, 2006 equal to $600,000 with interest payable at the rate of 7.5% per annum.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5- CONVERTIBLE DEBENTURES PAYABLE (continued)

Payment of principal and accrued interest shall be paid on or before December 30, 2007 on the 2005 debentures, and May 2, 2008 for the 2006 debenture. On October 30, 2009, YA Global Investments, L.P. agreed to extend the maturity date of the Convertible Debentures to December 30, 2010. The Company continues to negotiate with YA Global. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert in whole or in part at any time and from time to time, any amount of principal and accrued interest at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP (“Conversion Price”).  ( See Note 6)

In the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the holder of the debenture may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect. A holder of the debenture may not convert this Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the holder of the debenture beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture.

During the nine months ended September 30, 2010, the Company issued 588,717,949 shares of Class A common stock for repayment of $60,900 of principal on the convertible debenture held by YA Global Investments. The aggregate principal value of the debentures as of September 30, 2010 and December 31, 2009 was $1,319,000 and $1,379,900, plus accrued interest of $628,295 and $551,299, respectively.

On November 1, 2010, the convertible debentures were restructured. (See Note 12)

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - DERIVATIVE LIABILITY

In accordance with FASB ASC 815-10 the conversion features associated with the YA Global Investments, f/k/a Cornell Capital Partners Convertible Debentures represents embedded derivatives. As such, the Company had originally recognized, upon adoption, embedded derivatives in the amount of $1,946,936 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $612,086 at September 30, 2010. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions at September 30, 2010:

	September 30,	December 31,
	2010	2010
Fair market value of stock	$0.00013	$0.00019
Exercise price	$0.00012	$0.00013
Dividend yield	0.00%	0.00%
Risk free interest rate	0.14%	0.47%
Expected volatility	201.15%	192.38%
Expected life	0.25 Years	0 to 1.63 Years

NOTE 7 – DUE TO RELATED PARTIES

Pursuant to the employment contract dated September 15, 2003 between the Company and Mark Meller, the President, Chief Executive Officer and Chief Financial Officer of Trey Resources, Mr. Meller is to receive a salary of $180,000 per year subject to 10% increases every year thereafter, as well as a monthly travel expense allowance of $600 and an auto allowance of $800.  Also, pursuant to the employment contract dated September 15, 2003 between the Company and Mr. Meller, following the completion of the Spin-off from its former parent company, iVoice Inc., which occurred on February 11, 2004, Mr. Meller is entitled to receive a one-time payment of $350,000.  In addition, Mr. Meller was awarded a cash bonus of $114,800 on September 14, 2004. Total amounts owed to Mr. Meller as of September 30, 2010 and December 31, 2009, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the spin-off, totaled $1,278,074 and $1,024,985.

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

On September 1, 2010,   the Company entered into Amendment No. 1 to the Employment agreement with Mark Meller, President and Chief Executive Officer of the Company, whereby the term of the Employment Agreement was extended to September 15, 2017.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – NOTES PAYABLE TO RELATED PARTIES

Pursuant to the Spin-off from iVoice, the Company has assumed a promissory note totaling $250,000 payable to Jerome Mahoney, President and Chief Executive Officer of iVoice and Non- Executive Chairman of the Board of Trey Resources. The note bore interest at the rate of 9.5% per annum on the unpaid balance until paid or until default

There was no balance due to Mr. Mahoney at September 30, 2010 and December 31, 2009.

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III, former officer of AMP-Best and current Chief Financial Officer of SWK Technologies, Inc. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of September 30, 2010 and December 31, 2009, the principal balance on the note is $50,311 and $125,716.

In September 2010 Mr. Meller loaned $25,000 to SWK Technologies, Inc. in exchange for a promissory note from the Company.  This notes bears interest at an annual rate of 5% on the unpaid balance. The note becomes due December 31, 2010. The Company can prepay the note at any time without penalty.

NOTE 9 – INCOME TAXES

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company does not believe it has any uncertain tax provisions which cannot be recognized for financial reporting purposes.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying September 30, 2010 and December 31, 2009 condensed consolidated balance sheets. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company has entered into subscription agreements with certain purchasers for the sale of $140,000 in convertible debentures.  The convertible debentures are convertible into Class A common stock at the discretion of the holders. During 2004, the Company issued 2,444,177 shares of Trey's Class A common stock for repayment of $125,000 of principal. The outstanding principal balance was $15,000 as of September 30, 2010 and December 31, 2009, and $6,736 and $6,175 was due for accrued interest on these debentures as of September 30, 2010 and December 31, 2009.

The Company assumed a total of $324,000 in accrued liabilities and related party debt outstanding and incurred by iVoice.  The terms and conditions of the liabilities and debt being assumed are as follows:

•
Kevin Whalen, a former officer of iVoice, is owed $74,000 in amounts due for unpaid salary from iVoice and is unrelated to the operations of Trey. A portion of this amount is convertible into Class A Common Stock of Trey calculated by dividing (x) the sum of the principal the obligee requests to be converted by (y) the average closing bid price of Class A Common Stock of Trey for the five (5) business days immediately preceding the conversion date. As of September 30, 2010 and December 31, 2009, the balance due Mr. Whalen was $25,000.

On December 30, 2005, the Company entered an Investor Registration Rights Agreement with YA Global Investments, f/k/a Cornell Capital Partners. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company’s Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. The registration statement was effective December 2006, and liquidated damages stopped accruing at that time. As of September 30, 2010 and December 31, 2009, the Company has accrued $198,905 in Liquidated Damages in the consolidated balance sheets.

NOTE 11 – SUBSEQUENT EVENTS

On November 9, 2010, the convertible debentures issued to YA Global Investments, L.P. were renegotiated with the maturity date being extended to December 31, 2011. This amendment requires an initial payment of $175,000 due on January 28, 2011 with additional monthly payments of $10,000 to be made for the following eleven months ending December 1, 2011. The remaining principal and all accrued interest is due on December 31, 2011. This agreement also modified and fixed the conversion price at $.0001, but is also subject to price protection features.

On September 1, 2010,   the Company entered into Amendment No. 1 to the Employment  agreement with Mark Meller, President and Chief Executive Officer of the Company, whereby the term of the Employment Agreement was extended to September 15, 2017.

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

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

All revenues reported by Trey are derived from the sales and service of Sage Software and MAPADOC products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

Revenues for the three months ended September 30, 2010 increased $47,011 (2.5%) to $1,908,216 as compared to $1,861,205 for the three months ended September 30, 2009. These sales were all generated by the Company’s operating subsidiary, SWK Technologies (“SWKT”). This increase is primarily due to higher sales associated with networking offset partially by lower consulting revenues.

Gross profit for the three months ended September 30, 2010 decreased $22,912 (2.7%) to $833,436 as compared to $856,348 for the three months ended September 30, 2009. For the three months ended September 30, 2010 the gross profit percentage was 43.7% as compared to 46.0% for the three months ended September 30, 2009. The mix of products being sold by the company changes from time to time and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases while consulting revenues generate a higher gross profit. The change in sales mix for the quarter ended September 30, 2010 resulted in gross profit being lower as a percent of sales as compared to the quarter ended September 30, 2009.

Total operating expenses increased $234,055 (33.1%) to $941,122 for the three months ended September 30, 2010 as compared to $707,067 for the three months ended September 30, 2009. This increase is mainly attributed to an increase in general and administrative salaries and legal fees offset partially by lower marketing expenses.

Total other income for the three months ended September 30, 2010 was $838,471 as compared to other expense of $474,683 for the three months ended September 30, 2009. This change is primarily attributed to the gain on valuation of derivative.

For three months ended September 30, 2010 the Company had net income of $780,785 as compared to a net loss of $325,402 for the three months ended September 30, 2009. This change was the result of the factors discussed above.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

Revenues for the nine months ended September 30, 2010 decreased $227,031 (3.9%) to $5,524,363 as compared to $5,751,394 for the nine months ended September 30, 2009. These sales were all generated by the Company’s operating subsidiary, SWK Technologies (“SWKT”). This decrease is primarily due to lower consulting revenues offset partially by higher software sales and maintenance services.

Gross profit for the nine months ended September 30, 2010 decreased $336,109 (13.8%) to $2,104,891 as compared to $2,441,000 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010 the gross profit percentage was 38.1% as compared to 42.4% for the nine months ended September 30, 2009. The mix of products being sold by the company changes from time to time and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carries lower gross margin percentage as the relative discount percentage from the supplier decreases while consulting revenues generate a higher gross profit. The lower consulting revenues for the nine months ended September 30, 2010 resulted in the lower gross profit.

Total operating expenses increased $246,568 (10%) to $2,720,412 for the nine months ended September 30, 2010 as compared to $2,473,844 for the nine months ended September 30, 2009. This increase is mainly attributed to an increase in general and administrative salaries and legal fees offset mostly by lower amortization expense.

Total other income for the nine months ended September 30, 2010 was $958,880 as compared to other expense of $817,187 for the nine months ended September 30, 2009. This change is primarily attributed to the gain on valuation of derivative.

For nine months ended September 30, 2010 the Company had net income of $343,359 as compared to a net loss of $850,031 for the nine months ended September 30, 2009. The change was the result of the factors discussed above.

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

The Company has suffered recurring operating losses and current liabilities exceeded current assets by approximately $4.6 million, as of September 30, 2010, and, as such, will require financing for working capital to meet its operating obligations.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (n/k/a/ YA Global Investments “YA Global”).  Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest therefrom equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures.  The debentures were due on December 30, 2007 and May 2, 2008, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the YA Global debentures at September 30, 2010 is $1,319,000 for principal and $628,295 for interest. On October 30, 2009, YA Global Investments, L.P. agreed to extend the maturity date of the Convertible Debentures to December 30, 2010. On November 9,. 2010, the convertible debentures issued to YA Global Investments, L.P. were renegotiated with the maturity date being extended to December 31, 2011. This amendment requires an initial payment of $175,000 due on January 28, 2011 with additional monthly payments of $10,000 to be made for the following eleven months ending December 1, 2011. The remaining principal and all accrued interest is due on December 31, 2011. This agreement also modified and fixed the conversion price at $.0001, but is also subject to price protection features.

During the nine months ended September 30, 2010, Trey had a net decrease in cash of $228,773. Trey’s principal sources and uses of funds were as follows:

Cash used in operating activities.  Trey used $112,837 in cash for operating activities for the nine months ended September 30, 2010 as compared to cash used in operating activities of $40,935 for the nine months ended September 30, 2009. This increase in cash used in operating activities is primarily attributed to the higher operating loss for the nine months ended September 30, 2010 offset mostly by an increase in accounts payable and accrued expenses.

Cash used in investing activities.  Investing activities for the nine months ended September 30, 2010 used cash of $43,881 as compared to using $15,767 for the nine months ended September 30, 2009. This increase in cash used is attributed to increased purchases of property, plant and equipment.

Cash provided by (used in) financing activities.  Financing activities for the nine months ended September 30, 2010 used a total of $72,055 in cash as compared to providing $11,051 of cash for the nine months ended September 30, 2009. This change is primarily attributed to the proceeds from the sale of shares of SWK in 2009.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2010, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Trey Resources, Inc.

By: /s/ Mark Meller                                                                                                           Date:           November 15, 2010
Mark Meller, President
Chief Executive Officer and
Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mark Meller                                                                                                           Date:           November 15, 2010
Mark Meller, President
Chief Executive Officer and
Principal Financial Officer

Index of Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.