Form 10-K
period 2010-12-31
TREY RESOURCES INC
filed 2011-03-29
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission File Number 000-50302

TREY RESOURCES, INC.
(Exact name of Registrant as specified in its charter)

New Jersey	16-1633636
(State of incorporation)	(IRS Employer Identification Number)

5 Regent Street
Livingston, New  Jersey 07039
(Address of principal executive offices)

(973) 958-9555
(Registrant's telephone number, including area code)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010, based on a closing price of $.00019 was approximately $1,596,399.As of March 29, 2011, the registrant had 8,053,568,518 shares of its common stock, par value $0.001, outstanding.

FORWARD LOOKING STATEMENTS

Included in this Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business

Background

Trey Resources, Inc., a Delaware corporation (the “Company”), was incorporated on October 3, 2002, as a wholly owned subsidiary of iVoice, Inc. (“iVoice”).  On February 11, 2004, the Company was spun off from iVoice, Inc. and became an independent publicly traded company.  On September 5, 2003, we changed our corporate name to Trey Resources, Inc.  In March 2004, Trey Resources, Inc. began trading on the Over-the-Counter Bulletin board (the “OTCBB”) under the symbol TYRIA.OB.

In June 2004, our wholly-owned subsidiary, SWK Technologies, Inc., a New Jersey-based information technology company, completed a merger with SWK, Inc., a value added reseller and master developer for Sage Software’s MAS 90/200/500 financial accounting software as well as the publisher of its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC.”  Until its acquisition of SWK, Inc. on June 2, 2004, the Company was engaged in the design, manufacture, and marketing of specialized telecommunication equipment. With the acquisition of SWK and as part of its plan to expand into new markets, Trey is focusing on the business software and information technology consulting market, and is looking to acquire other companies in this industry. The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

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

Our principal offices and facilities are located at 5 Regent Street, Suite 520, Livingston, NJ  07039 and our telephone number is (973) 758-9555. The Company is publicly traded and is currently traded on the OTCBB under the symbol “TYRIA.”

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

The Accellos WMS software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control.  Accellos also works as part of a complete operational solution by integrating seamlessly with RF hardware, accounting software, shipping systems and warehouse automation equipment.

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

Markets

Financial Accounting Software.

In the financial accounting software market, we focus on providing enterprise solutions to small- and medium-sized businesses (“SMB”) with less than $250 million of annual revenue, primarily in the manufacturing and distribution industries.  The SMB market is comprised of thousands of companies in the New York region alone

While several local and regional competitors exist in the various geographic territories where we conduct business, we have a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services. We are one of the larger Sage resellers in the United States.   While there are numerous national, regional, and local competitors that could be compared to us in scale, size, geographical reach, and target markets for the resale of Sage products, there is no one dominant competitor or dominant group of competitors with whom we compete for contracts or assignments on a regular basis.  There are also numerous competitors who publish and/or resell competing product lines, such as Microsoft’s General Dynamics accounting software.

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

Warehouse Management Systems.

We resell under a distributor agreement the Warehouse Management Solution published by Accellos, Inc.  Accellos Inc. develops warehouse management software for mid-market distributors. The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions.  Directed picking, directed replenishment, and directed put away are the key to WMS.  The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However the basic WMS will use a combination of item, location, quantity, unit of measure, and order information to determine where to stock, where to pick, and in what sequence to perform these operations. The Accellos warehouse management software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. Accellos also works as part of a complete operational solution by integrating seamlessly with RF hardware, accounting software, shipping systems and warehouse automation equipment.  The WMS marketplace is extremely competitive.  We compete against national, regional, and local resellers, some significantly larger than us.

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

We are required to enter into an annual Channel Partner Agreement with Sage Software, Inc. whereby Sage appoints us as a non-exclusive partner to market, distribute, and support MAS 90/200/500 and ERP X3. These agreements authorize us to sell these software products to certain customers in the United States. There are no clauses in this agreement that limit or restrict the services that we can offer to customers.  We also operate a Sage Software Authorized Training Center Agreement and also are party to a Master Developers Program License Agreement.

For the years ended December 31, 2010 and 2009, purchases from one supplier were approximately 23% or 27%, respectively, of the Company’s total cost.  Generally, the Company does not rely on any one specific supplier for all of its purchases and maintains relationships with other suppliers that could replace its existing supplier if the need arose.

Customers

We market our products to private companies throughout the United States.  For the years ended December 31, 2010 and 2009, our top ten customers had approximately $1,488,235 and $1,360,476 in sales and these represented 20% and 18%, respectively, of our total sales for the period. No single customer accounted for ten percent or more of our consolidated revenues.  Generally, we do not rely on any one specific customer for any significant portion of our revenue base.

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

Employees

As of December 31, 2010, we had approximately 36 full time employees and one office in Livingston, New Jersey, and one office in [Syracuse], New York.  Approximately six of our employees are engaged in sales and marketing activities and approximately seventeen employees are engaged in service fulfillment.

Our future success depends in significant part upon the continued services of our key sales, technical, and senior management personnel and our ability to attract and retain highly qualified sales, technical, and managerial personnel. None of our employees are represented by collective bargaining agreements, and we have never experienced a work stoppage.

Item 1A. Risk Factors

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects.  The risks and uncertainties described below are not the only ones facing the Company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  The occurrence of any of the following risks could harm our business, financial condition or results of operations.

AS OF DECEMBER 31, 2010 THERE WAS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.  THE COMPANY MAY NOT BE ABLE TO CONTINUE ITS OPERATIONS AND THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.

As of December 31, 2010, the Company’s independent public accounting firm issued a “going concern opinion” wherein they stated that the accompanying financial statements were prepared assuming the Company will continue as a going concern.  The Company did not generate sufficient cash flows from revenues during the year ended December 31, 2010 to fund its operations.  Also, as of December 31, 2010, the Company had negative net working capital of approximately $5.1 million.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE HAVE HISTORICALLY LOST MONEY AND MAY CONTINUE TO LOSE MONEY IN THE FUTURE.

We have historically lost money.  For the years ended December 31, 2010 and 2009, we had net losses of $568,505 and $1,502,262, respectively.  Future losses may to occur.  Accordingly, it is possible that we may experience liquidity and cash flow issues. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

WE CANNOT ACCURATELY FORECAST OUR FUTURE REVENUES AND OPERATING RESULTS, WHICH MAY FLUCTUATE.

Our operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results.  Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

•	the timing of sales of our products and services;

•	the timing of product implementation, particularly large design projects;

•	unexpected delays in introducing new products and services;

•	increased expenses, whether related to sales and marketing, product development, or administration;

•	deferral in the recognition of revenue in accordance with applicable accounting principles, due to the time required to complete projects;

•	the mix of product license and services revenue; and

•	costs related to possible acquisitions of technology or businesses.

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

Because our financial accounting software, EDI software, and business consulting businesses are still evolving, we may experience difficulties that could inhibit the development in the new and evolving markets.  These difficulties include the following:

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

As of December 31, 2010, Mark Meller, our President, owned approximately 76% of our outstanding shares of our Class A common stock (assuming the conversion of outstanding debt into shares of Class A common stock and/or Class B common stock).  Mr. Meller may be able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock.  In addition, Mr. Meller is in a position to impede transactions that may be desirable for other stockholders.  They could, for example, make it more difficult for anyone to take control of us.

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

IF WE LOSE THE SERVICES OF ANY OF OUR KEY PERSONNEL, INCLUDING OUR CHAIRMAN OF THE BOARD OF DIRECTORS OR CHIEF EXECUTIVE OFFICER, OUR BUSINESS MAY SUFFER.

We are dependent on Mark Meller, our Chief Executive Officer and our key employees in our operating subsidiary, specifically Jeffrey Roth.   The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement.  Such a loss would also divert management attention away from operational issues.  In an attempt to minimize the effects of such loss, we presently maintain a $1,000,000 key-man term life insurance policies on Mr. Roth. We are in the process of securing similar coverage on the life of Mr. Meller.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the growth and development of our business.  Therefore, we do not expect to pay any cash dividends in the foreseeable future.  Any future dividends will depend on our earnings, if any, and our financial requirements.

EXISTING STOCKHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE YA DEBENTURES.

The sale of shares of Class A Common Stock pursuant to the terms of the YA Global Debentures will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our Class A Common Stock could decline. In addition, for a given advance, we will need to issue a greater number of shares of Class A Common Stock under the YA Global Debentures as our stock price declines. If our stock price is lower, then our existing stockholders would experience greater dilution. [See “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations]. The Company presently has an agreement in place with YA Global under which YA has agreed not to convert any debentures into s hares of the Company’s common stock until December 31, 2011as long as the other provisions of the agreement are met.

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

Further, because the investor under the YA Global Debentures will acquire our Class A Common Stock at a discount, it will have an incentive to sell immediately in order to realize a gain on the difference. This incentive to sell immediately into the public market to realize a gain on the difference accelerates if the market price of our Class A Common Stock declines.  [See “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis or Plan of Operation]. The Company presently has an agreement in place with YA Global under which YA has agreed not to convert any debentures into s hares of the Company’s common stock until December 31, 2011 as long as the other provisions of the agreement are met.

THE INVESTORS HOLDING OUR CONVERTIBLE DEBENTURES INTEND TO SELL THEIR SHARES OF CLASS A COMMON STOCK IN THE PUBLIC MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE.

The investors holding our convertible debentures intend to sell the shares of Class A Common Stock in the public market. The number of shares of Class A Common Stock that may be sold is undeterminable at this time. Such sales may cause our stock price to decline.  The Company presently has an agreement in place with YA Global under which YA has agreed not to convert any debentures into s hares of the Company’s common stock until December 31, 2011. So long as the other provisions of the agreement are met. The Company presently has an agreement in place with YA Global under which YA has agreed not to convert any debentures into s hares of the Company’s common stock until December 31, 2011 as long as the other provisions of the agreement are met.

THE SALE OF OUR CLASS A COMMON STOCK ISSUABLE UPON CONVERSION OF THE YA GLOBAL DEBENTURES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FURTHER DECLINE OF OUR STOCK PRICE.

The significant downward pressure on the price of our Class A Common Stock caused by the sale of material amounts of Class A Common Stock under the YA Global Debentures could encourage short sales by third parties. Such an event could place further downward pressure on the price of our Class A Common Stock. The Company presently has an agreement in place with YA Global under which YA has agreed not to convert any debentures into s hares of the Company’s common stock until December 31, 2011 as long as the other provisions of the agreement are met.

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

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to continue our marketing efforts and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies and plan of operation, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments.  Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products and services by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders.  In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

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

Our Class A common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our Class A common stock by reducing the number of potential investors.  This may make it more difficult for investors in our Class A common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.  Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a "recognized" national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Description of Property

We do not own any real property for use in our operations or otherwise.  Our main offices are at 5 Regent Street, Livingston, NJ  07039 where we have 6,986 square feet of office space at a monthly rent of $7,423.  The Company entered into a two-year lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,100.  We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose.  We also believe that our insurance coverage adequately covers our interest in our leased space.  We have a good relationship with our landlords.  We believe that these facilities will be adequate for the foreseeable future.

Item 3. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Submission of Matters to a Vote of Security Holders

During the fiscal year ended December 31, 2010, no matters were submitted to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a) Market Information

Our Class A common stock, $0.00001 par value, is quoted on the NASD OTC Bulletin Board under the symbol “TYRIA.”  The following table shows the high and low closing prices for the periods indicated.

	High	Low
2010

First Quarter	$0.000130	$0.000130
Second Quarter	$0.000190	$0.000130
Third Quarter	$0.000690	$0.000130
Fourth Quarter	$0.000380	$0.000130

2009

First Quarter	$0.000190	$0.000130
Second Quarter	$0.000310	$0.000130
Third Quarter	$0.000190	$0.000130
Fourth Quarter	$0.000190	$0.000130

(b) Holders of Common Equity.

As of December 31, 2010, the number of record holders of our common shares was approximately 712.

(c) Dividend Information.

To date, the Company has never paid a cash dividend. We have no plans to pay any dividends in the near future.  We intend to retain all earnings, if any, for the foreseeable future, for use in our business operations.

Sales of Unregistered Securities

In the year ending December 31, 2010, the Company issued the following securities pursuant to various exemptions from registration under the Securities Act of 1933.

The Company issued 588,717,949 shares of Class A common stock for conversion of $60,900 of principal on convertible debentures with YA Global Investments

The Company issued 150,000,000 shares of Class A Common stock for repayment of $15,000 in accrued expenses with a fair value of value $19,500. The difference in the market value and $15,000 of accrued expenses was charged to general and administrative expenses in the amount of $4,500.

The Company issued 151,468,264 shares of Class A Common stock to Mr. Meller for repayment of $1,515 in deferred compensation with a fair value of $28,779. The difference in the fair value and the amount of deferred compensation repaid was charged to general and administrative expenses in the amount of $27,264.

The Company issued 403,686,999 shares of Class A Common stock for repayment of $8,074 of legal fees with a fair value of $52,479. The difference in the fair value and the amount of legal fess repaid was charged to general and administrative expenses in the amount of $44,405.

The Company issued 1,425,000,000 shares of Class A Common stock for professional fees, and management and financial consulting fees with a fair value of $216,750.

In the year ending December 31, 2009, the Company issued the following securities pursuant to various exemptions from registration under the Securities Act of 1933.

The Company issued 100,000,000 shares of Class A Common stock for repayment of $8,500 in deferred compensation with a fair value of value $18,750. The difference in the market value and $8,500 of deferred compensation repaid was charged to general and administrative expenses in the amount of $10,250.

The Company issued 100,000,000 shares of Class A Common stock for repayment of $8,500 on a note payable with a fair value of value $18,750. The difference in the market value and $8,500 of note repayment was charged to general and administrative expenses in the amount of $10,250.

The Company issued 95,000,000 shares of Class A Common stock for repayment of $9,500 in accrued expenses with a fair value of value $11,875. The difference in the market value and $9,500 of accrued expenses was charged to general and administrative expenses in the amount of $2,375.

The Company issued 1,300,221,773 shares of Class A Common stock with a total value of $515,671 for conversion of $179,200 of principal on outstanding debentures with YA Global Investments. The difference in the market value and the $179,200 repayment was charged to debt conversion discount in the amount of $336,471.

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

Class A Common Stock

Each holder of our Class A Common Stock is entitled to one vote for each share held of record. Holders of our Class A Common Stock have no preemptive, subscription, conversion, or redemption rights. There are 10,000,000,000 shares authorized and 8,053,568,518 issued and outstanding at March 31, 2011.  Upon liquidation, dissolution or winding-up, the holders of Class A Common Stock are entitled to receive our net assets pro rata. Each holder of Class A Common Stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our Common Stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

Class B Common Stock

Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. Holders of Class B Common Stock are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. There are 50,000,000 shares authorized and there were no shares issued and outstanding as of December 31, 2010. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions.

Class C Common Stock

Each holder of our Class C Common Stock is entitled to 1 vote for each 1,000 shares held of record. Holders of our Class C Common Stock have no preemptive, subscription, conversion, or redemption rights. Shares of Class C Common Stock are not convertible into Class A Common Stock. There are 20,000,000 shares authorized and there were no shares issued and outstanding as of December 31, 2010. Upon liquidation, dissolution or winding-up, the holders of Class C Common Stock are not entitled to receive our net assets pro rata. We have not paid any dividends on our common stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

Preferred Stock

Trey filed an amendment to its certificate of incorporation, authorizing the issuance of 1,000,000 shares of Preferred Stock, par value $1.00 per share. As of December 31, 2010, Trey has not issued any shares of Preferred Stock.

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

No securities were issued pursuant to the 2004 Plan and 2007 Plans for the years ended December 31, 2010 and 2009.

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

No securities were issued pursuant to the 2004 D&O Plan for the years ended December 31, 2010 and 2009.

Item 6.  Selected Financial Data

The Company does not have any significant trends in its financial condition or results of operations to be disclosed.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of our financial condition and results of operations includes “forward-looking” statements that reflect our current views with respect to future events and financial performance.  We use words such as “expect,” “anticipate,” “believe,” and “intend” and similar expressions to identify forward-looking statements.  You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements.  We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate.  This discussion and analysis of financial condition and results of operations should be read in conjunction with our Financial Statements included in this filing.  Management is uncertain that it can generate sufficient cash to sustain its operations in the next twelve months, or beyond.  We can give no assurances that we will be able to generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern.

December 31, 2010 compared to December 31, 2009

All revenues reported by Trey are derived from the sales and service of Sage Software, MAPADOC and various network services products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with programming and network services provided by the Company’s operating subsidiary, SWK Technologies (“SWKT”).

Revenues for the year ended December 31, 2010 increased $72,055 (1%) to $7,486,703 as compared to $7,414,648 for the year ended December 31, 2009. This increase is primarily due to higher sales associated with networking and software sales mostly offset by lower consulting revenues. Product sales increased $443,769 (29.2%) to $1,964,920 for the year ended December 31, 2010 as compared to $1,521,151 in the prior year primarily as a result of higher MAS 500 software sales. Service revenues declined $371,714 (6.3%) to $5,521,783 for the year ended December 31, 2010 from $5,893,497 in the prior year as a result of the weak economy. Management continues to focus on marketing and sales across all its product lines. However, due to the current economic downturn, there can be no assurance that sales will increase.

Gross profit for the year ended December 31, 2010 decreased $170,979 (5.6%) to $2,872,563 as compared to $3,043,542 for the year ended December 31, 2009. For the year ended December 31, 2010 the gross profit percentage was 38.4% as compared to 41% for the year ended December 31, 2009. The mix of products being sold by the company changes from time to time and sometimes causes the overall gross margin percentage to vary.  Sales of the certain software products carry a lower gross margin percentage as the relative discount percentage from the supplier decreases while consulting revenues generate a higher gross profit. The lower consulting revenues for the year ended December 31, 2010 resulted in the lower gross profit.

Total operating expenses increased $437,847 (13.3%) to $3,809,680 for the year ended December 31, 2010 as compared to $3,295,663 for the year ended December 31, 2009. This increase is mainly attributed to an increase in salaries for sales personnel and professional fees offset partially by lower amortization expense, which is now fully amortized.

Total other income for the year ended December 31, 2010 was $368,612 as compared to other expense of $1,250,141 for the year ended December 31, 2009. This change is primarily attributed to the gain on valuation of derivative of $483,081 for the year ended December 31, 2009 as compared toa loss on valuation of derivative of $728,150 for the year ended December 31, 2009.

Net loss for the year ended December 31, 2010 was $568,505 as compared to net loss of $1,502,262 for the year ended December 31, 2009. The change in net loss of was the result of the factors discussed above.

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

The Company has suffered recurring losses and current liabilities exceeded current assets by approximately $5.1 million, as of December 31, 2010, and, as such, will require financing for working capital to meet its operating obligations.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

On December 30, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (n/k/a/ YA Global Investments “YA Global”).  Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures which shall be convertible into shares of the Company's Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047. A portion of this financing was used to convert promissory notes and accrued interest equal to $1,159,047 into new secured convertible debentures and the balance was new financing in the form of secured convertible debentures equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold on the closing of this Securities Purchase Agreement and a second secured convertible debenture equal to $600,000 with interest payable at the rate of 7.5% per annum to be issued and sold two business days prior to the filing of the registration statement that will register the common stock shares issuable upon conversion of the secured convertible debentures.  The debentures were due on December 30, 2007 and May 2, 2008, respectively, and carry an interest rate of 7.5% per annum. The principal and accrued interest on the debentures are convertible into shares of Class A Common Stock at a price per share equal to 90% of the lowest closing bid price of our Class A Common Stock for the thirty trading days immediately preceding conversion. The aggregate balance due of the YA Global debentures at December 31, 2010 is $1,319,000 for principal and $653,576 for interest. On October 30, 2009, YA Global Investments, L.P. agreed to extend the maturity date of the Convertible Debentures to December 30, 2010. On November 9, 2010, the convertible debentures issued to YA Global Investments, L.P. were renegotiated with the maturity date being extended to December 31, 2011. This amendment required an initial payment of $175,000 due on January 28, 2011 with additional monthly payments of $10,000 to be made for the following eleven months ending December 1, 2011. The remaining principal and all accrued interest is due on December 31, 2011. This agreement also modified and fixed the conversion price at $.0001, but is also subject to price protection features. The Debentures are also not convertible during 2011, provided that the payments required by the amended agreement have been made in a timely fashion. The Company has made all payments in accordance with the agreement as of this filing.

During the year ended December 31, 2010, Trey had a net decrease in cash of $196,138.  Trey’s principal sources and uses of funds were as follows:

Cash used in operating activities.  For the year ended December 31, 2010, the Company used $38,177 in cash for operating activities as compared to $67,633 for the year ended December 31, 2009. This decrease is primarily attributed to the decrease in accounts receivable, increase in accounts payable and accrued liabilities mostly offset by the higher operating loss.

Cash used in investing activities. For the year ended December 31, 2010 the Company used $31,725 in investing activities as compared to $55,586 for the year ended December 31, 2009. This decrease in cash used is attributed to decreased purchases of property, plant and equipment.

Cash provided by financing activities. Financing activities for the year ended December 31, 2010 used a total of $126,236 in cash as compared to providing $3,659 of cash for the year ended December 31, 2009. This change is primarily attributed to the proceeds of $150,000 from the sale of shares of SWK in 2009.

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

With respect to the sale of software license fees in accordance with GAAP, the Company generally recognizes revenue when all of the following criteria are met: (1) persuasive evidence of an arrangement exists generally evidenced by a signed, written purchase order from the customer, (2) delivery of the software product on Compact Disk (CD) or other means to the customer has occurred, (3) the perpetual license fee is fixed or determinable and (4) collectability, which is assessed on a customer-by-customer basis, is probable.

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

Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance FASB ASC 815-10, which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40 Section 05, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively. The financial statements for the period include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures with YA Global Investments.

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

Off Balance Sheet Arrangements

During fiscal 2010, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements

The financial statements and related notes thereto of this Form 10-K appear after the signature page to this Form 10-K.

Item 9A. Controls and Procedures

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

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The Company has one directors and one principal officer.  Listed below is certain information concerning the individual who currently serves as director and executive officer of the Company.

			Period Served as
Name	Age	Position	Officer\Director

Mark Meller	51	Chairman	2003 to present
		President, Chief
		Executive Officer,
		Chief Financial
		Officer and Director

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

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officers are not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended December 31, 2010, the Company’s Audit Committee has only one member, and this member is not independent.

For the year ended December 31, 2010, the Board held no meetings.

AUDIT COMMITTEE

During 2010, the Audit Committee currently consisted of Mr. Mark Meller, the Company’s CEO and President. The Audit Committee has no independent members and no member that may deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Due to the Company's limited resources, it cannot attract a financial expert to sit on its Board of Directors. Management is responsible for the Company's internal controls and the financial reporting process.  The Audit Committee's responsibility is to monitor corporate financial reporting and external audits, although the member of the Audit Committee is not engaged in the practice of auditing or accounting. The Audit committee did not meet in 2010. The Board of Directors approved an Audit Committee Charter. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee’s report submitted to the Board of Directors for the fiscal year ended December 31, 2010.  The Audit Committee has:

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for filing with the Securities and Exchange Commission.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)		Bonus	Stock Awards	All Other Compensation	Total Compensation

Mark Meller (1)	2010	$328,632	(2)	$0	$0	$0	$328,632
President, Chief Executive Officer,	2009	$289,847	(3)	$0	$0	$0	$289,847
Chief Financial Officer and Director

(1)
Mr. Meller has served as our President, Chief Executive Officer and Chief Financial Officer since September 13, 2003. Mr. Meller employment contract is for a term of five-years at a base salary of $180,000 in the first year with annual increases based on the Consumer Price Index every year thereafter.  On September 1, 2010, the Company entered Amendment No. 1 to the Employment Agreement whereby the term of the Employment Agreement was extended to September 15, 2017.

(2)	$252,797 was accrued and unpaid in fiscal year 2010.

(3)	$266,787 was accrued and unpaid in fiscal year 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no outstanding equity awards at the end of the most recent completed fiscal year.

Compensation of Directors

There were no outside directors during the year ended December 31, 2010.

Employment Contracts

On September 15, 2003, the Company entered into an employment agreement with Mr. Meller. He will serve as the Company's President and Chief Financial Officer for a term of five years. As consideration, the Company agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter, as well as a monthly travel expense allowance of $600 and an auto allowance of $800. The employment agreement with Mr. Meller also provides for a severance payment to him of three hundred percent (300%), less $100,000 of his gross income for services rendered to Trey in each of the five prior calendar years should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Meller shall also be paid the sum of $350,000 upon the completion of the Spin-Off, and compensation retroactive to August 1, 2003, at the annual rate dictated by the terms of the employment agreement, as a result of Trey Resources acquiring SWK, Inc. on June 2, 2004

Mr. Meller has agreed to defer payment of a portion of the monies due and owing him representing fixed compensation, which has been accrued on the Company’s balance sheet, and the one-time payment in connection with the Spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments.  Pursuant to an agreement between the Company and Mr. Meller has further agreed, however, to accept payment or partial payment, from time to time, as determined in the sole discretion of the Board of Directors in the form of cash, the Company’s Class A Common Stock and/ or the Company’s Class B Common Stock.  Amounts owed to him can be converted into (i) one share of our Class B common stock for each dollar owed, or (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such amounts due.

On September 1, 2010,   the Company entered into Amendment No 1 to the Employment Agreement with Mark Meller, President and Chief Executive Officer of the Company, whereby the term of the Employment Agreement was extended to September 15, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of December 31, 2010 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group.  As of December 31, 2010 there were a total of 8,553,568,518 shares of Class A common stock outstanding. Each share of Class A common stock and Class B common stock is entitled to one vote on matters on which holders of common stock are eligible to vote.  The column entitled “Percentage of Total Voting Stock” shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of December 31, 2010, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

		Common Stock Beneficially Owned
Name/Address	Title of Class	Number		Percent

Mark Meller (President)	Class A Common Stock	26,018,279,264	(1)	75.6%
c/o Trey Resources, Inc.
5 Regent Street, Suite 520
Livingston, New Jersey 07039

Directors and executive officer as a group	Class A Common Stock	26,018,279,264		75.6%

(1)
Includes 25,866,811,000 shares of our Class A common stock issuable upon conversion of $1,293,341 due to related party accounts with Mr. Meller. These figures assume that Class B Common Stock is issued to satisfy these obligations, and such Class B Common Stock shares are subsequently converted to shares of Class A Common Stock. Pursuant to an agreement between the Company and Mr. Meller, Mr. Meller may, at any time, convert amounts owed to him for monies thereon into (i) one share of our Class B common stock for each dollar owed, or (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the amount being prepaid by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such amounts due.

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

The following table sets forth information as of December 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

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

Item 13. Certain Relationships and Related Transactions

Related Party Notes and Accounts Due

In May 2009 the Company issued 100,000,000 shares of Class A Common stock to Mr. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors from January 1, 2003 to May 2009, for repayment of $8,500 in deferred compensation with a fair value of value $18,750. The difference in the fair value and amount of deferred compemsation repaid was charged to general and administrative expense in the amount of $10,250.

In May 2009, the Company paid Jerome R. Mahoney the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory note, and any balance thereafter to deferred and accrued compensation due Mr. Mahoney. The total outstanding debt due to Mr. Mahoney was $1,211,856. The remaining unpaid and forgiven balance was credited to Additional Paid-In capital in the accompanying balance sheet in the amount of $1,094,356. There were no amounts owed to Mr. Mahoney at December 31, 2010 and 2009.

On September 15, 2003, the Company entered into an employment agreement with Mr. Meller. He will serve as the Company's President and Chief Financial Officer for a term of five years. As consideration, the Company agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter, as well as a monthly travel expense allowance of $600 and an auto allowance of $800. The employment agreement with Mr. Meller also provides for a severance payment to him of three hundred percent (300%), less $100,000 of his gross income for services rendered to Trey in each of the five prior calendar years should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Meller shall also be paid the sum of $350,000 upon the completion of the Spin-Off, and compensation retroactive to August 1, 2003, at the annual rate dictated by the terms of the employment agreement, as a result of Trey Resources acquiring SWK, Inc. on June 2, 2004.

Mr. Meller has agreed to defer payment of a portion of the monies due and owing him representing fixed compensation, which has been accrued on the Company’s balance sheet, and the one-time payment in connection with the Spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments. Pursuant to an agreement between the Company and Mr. Meller, Mr. Meller has further agreed, however, to accept payment or partial payment, from time to time, as determined in the sole discretion of the Board of Directors in the form of cash, the Company’s Class A Common Stock and/ or the Company’s Class B Common Stock. Amounts owed to him can be converted into (i) one share of our Class B common stock for each dollar owed, or (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the liability being extinguished by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such amounts due. As of December 31, 2010 and 2009 amounts due to Mr. Meller would convert into 25.9 and 17.5 billion shares, respectively.

On September 1, 2010, the Company entered into Amendment No 1 to the Employment Agreement with Mark Meller, President and Chief Executive Officer of the Company, whereby the term of the Employment Agreement was extended to September 15, 2017.

During the year ended December 31, 2010, the Company isssued 151,468,264 shares of Class A Common stock to Mr. Meller for repayment of $1,515 in deferred compensation with a fair value of $27,779. The difference in the fair value and the amount of deferred compensation repaid was charged to general and administrative expense in the amount of $27,264 and included in operating expenses in the statement of operations.. During the year ended December 31, 2009, the Company issued 100,000,000 shares of Class A Common stock to Mr. Meller for repayment of $8,500 in deferred compensation with a fair value of $18,750. The difference in the fair value and amount of deferred compemsation repaid was charged to general and administrative expense in the amount of $10,250. The total amounts which continue to be owed to Mr. Meller at December 31, 2010 and 2009, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $1,293,341 and $1,024,985.

Item 14.    Principal Accountant Fees and Services

The following table sets forth fees billed to the Company by the Company’s independent auditors for (i) services rendered for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

Services	2010	2009
Audit Fees	$34,000	$27,000

Audit - Related Fees	-	-

Tax fees	$7,620	$5,000

All Other Fees	-	-

Total	$41,620	$32,000

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee in accordance with its procedures.

Item 15. Exhibits

(a)           Exhibits

Exhibit No.	Description
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

Trey Resources, Inc.

Date: March 29, 2011	By:	/s/ Mark Meller
Mark Meller
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)

TREY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

TREY RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Trey Resources, Inc.

We have audited the accompanying consolidated balance sheets of Trey Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2010.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2010 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial accumulated deficits and operating losses, and at December 31, 2010, has a working capital deficiency of approximately $5.1 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to successfully refinance or otherwise satisfy the obligations under the convertible debentures, there would be a material adverse effect to the consolidated financial statements.

/s/Friedman LLP
East Hanover, NJ
March 29, 2011

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$104,344	$300,482
Accounts receivable, net of allowance for
doubtful accounts of $41,000 and $161,000, respectively	489,280	568,909
Inventory	15,285	-
Prepaid expenses and other current assets	189,718	31,670

Total current assets	798,627	901,061

Property and equipment, net	156,621	163,372
Deposits and other assets	65,866	56,280

TOTAL ASSETS	$1,021,114	$1,120,713

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,081,201	$1,036,086
Accrued interest	660,501	557,475
Due to related parties	1,293,341	1,024,985
Convertible debentures payable	1,334,000	1,394,900
Derivative liability	1,177,845	1,660,926
Capital leases	55,565	62,309
Notes payable to related parties	45,000	125,716
Deferred revenue	486,019	180,577

Total liabilities	6,133,472	6,042,974

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $1.00 par value; authorized 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock, Class A:
2010 – par value $.00001; Authorized 10,000,000,000;
8,553,568,518 shares issued and outstanding
2009 – par value $.00001; Authorized 10,000,000,000;
5,834,695,306 shares issued and outstanding	85,536	58,347
Common stock Class B - par value $.00001; authorized 50,000,000 shares;
no shares issued and outstanding	-	-
Common stock Class C - par value $.00001; authorized 20,000,000 shares;
no shares issued and outstanding	-	-
Additional paid in capital	7,760,587	7,409,368
Accumulated deficit	(12,913,304)	(12,444,383)
Total Trey Resources, Inc. stockholders' deficit	(5,067,181)	(4,676,668)
Noncontrolling interest in SWK Technologies, Inc.	(45,177)	54,407
Total stockholders’ deficit	(5,112,358)	(4,622,261)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,021,114	$1,120,713

The accompanying notes are an integral part of these consolidated financial statements.

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2010	2009

Revenues
Product, net	$1,220,875	$1,010,289
Service, net	6,265,828	6,404,359
Total revenue, net	7,486,703	7,414,648

Cost of Revenues
Product	608,352	484,867
Service	4,005,788	3,886,239
Cost of revenue	4,614,140	4,371,106

Gross profit	2,872,563	3,043,542

Operating expenses:
Selling expenses	1,546,107	1,218,680
General and administrative expenses	2,180,693	1,885,980
Depreciation and amortization	82,880	191,003

Total operating expenses	3,809,680	3,295,663

Loss from operations	(937,117)	(252,121)

Other income (expense)
Gain (loss) on revaluation of derivatives	483,081	(728,150)
Common stock issued for debt conversion discount	-	(336,471)
Interest expense, net	(114,469)	(185,520)

Total other income (expense)	368,612	(1,250,141)

Net loss	(568,505)	(1,502,262)

Net income (loss) attributable to the noncontrolling
interest in SWK Technologies, Inc.	(99,584)	38,110

Net loss attributable to Trey Resources, Inc.	$(468,921)	$(1,540,372)

Net loss per common shares:
Basic and Diluted	$(.00)	$(.00)

Weighted average shares outstanding:
Basic and Diluted	6,554,550,850	4,701,009,135

The accompanying notes are an integral part of these consolidated financial statements.

 TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock Class A		Additional Paid in	Accumulated	Noncontrolling interest in SWK	Total Stockholders’
	Shares	Amount	Capital	Deficit	Technologies, Inc.	Deficit

Balance at January 1, 2009	4,105,473,533	$41,055	$5,608,555	$(10,904,011)	$-	$(5,254,401)

Issuance of stock on debt conversion, net of revaluation of debenture	1,309,221,773	13,092	502,579	-	-	515,671
Proceeds from sale of stock of SWK Technologies, Inc.	-	-	133,703	-	16,297	150,000
Extinguishment of related party debt	-	-	1,094,356	-	-	1,094,356
Issuance of stock upon conversion of deferred compensation	200,000,000	2,000	35,500	-	-	37,500
Issuance of common stock for services	125,000,000	1,250	23,750	-	-	25,000
Issuance of shares for repayment of accrued expenses	95,000,000	950	10,925	-	-	11,875
Net income (loss)	-	-	-	(1,540,372)	38,110	(1,502,262)

Balance at December 31, 2009	5,834,695,306	$58,347	$7,409,368	$(12,444,383)	$54,407	$(4,922,261)

Issuance of stock on debt conversion	588,717,949	5,887	55,013	-	-	60,900
Issuance of shares for repayment of accrued
Expenses	150,000,000	1,500	18,000	-	-	19,500
Issuance of stock upon conversion of deferred
Compensation	151,468,264	1,515	27,264	-	-	28,779
Issuance of shares for repayment of accrued
expenses	403,686,999	4,037	48,442	-	-	52,479
Issuance of common stock for services	1,425,000,000	14,250	202,500	-	-	216,750
Net loss	-	-	-	(468,921)	(99,584)	(568,505)

Balance at December 31, 2010	8,553,568,518	$85,536	$7,760,587	$(12,913,304)	$(45,177)	$(5,112,358)

The accompanying notes are an integral part of these consolidated financial statements.

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(568,505)	$(1,502,262)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	82,879	89,293
Amortization of other intangibles	-	101,711
(Gain) loss on revaluation of derivatives	(483,081)	728,150
Reduction in allowance for bad debts	(120,000)	(2,193)
Common stock issued for services	186,252	47,875
Common stock issued for debt conversion discount	-	336,471

Changes in assets and liabilities:
Accounts receivable	199,629	(632)
Inventory	(15,285)	34,565
Prepaid expenses and other assets	(66,594)	5,126
Accounts payable and accrued liabilities	68,189	(293,529)
Accrued interest	103,026	122,269
Due to related parties	269,871	259,050
Deferred revenue	305,442	6,473

Total cash used in operating activities	(38,177)	(67,633)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(31,725)	(55,586)
Total cash used in investing activities	(31,725)	(55,586)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable to related parties	(125,716)	(71,025)
Proceeds from notes payable to related party	45,000	-
Proceeds from sale of stock of SWK Technologies, Inc.	-	150,000
Principal payments under capital lease obligations	(45,520)	(75,316)

Total cash (used in) provided by financing activities	(126,236)	3,659

NET DECREASE IN CASH	(196,138)	(119,560)

CASH – BEGINNING OF YEAR	300,482	420,042

CASH – END OF YEAR	$104,344	$300,482

The accompanying notes are an integral part of these consolidated financial statements.

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$46,475
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended December 31, 2010:

a)           The Company issued 588,717,949 shares of Class A common stock for conversion of $60,900 of principal on convertible debentures with YA Global Investments.

b)           The Company issued 150,000,000 shares of Class A Common stock for repayment of $15,000 in accrued expenses with a fair value of value $19,500. The difference in the market value and $15,000 of accrued expenses was charged to general and administrative expense in the amount of $4,500.

c)           The Company issued 151,468,264 shares of Class A Common stock to Mr. Meller for repayment of $1,515 in deferred compensation with a fair value of $28,779. The difference in the fair value and the amount of deferred compensation repaid was charged to general and administrative expense in the amount of $27,264.

d)           The Company issued 403,686,999 shares of Class A Common stock for repayment of $8,074 of legal fees with a fair value of $52,479. The difference in the fair value and the amount of legal fess repaid was charged to general and administrative expense in the amount of $44,405.

e)           The Company issued 1,425,000,000 shares of Class A Common stock for professional fees and management and financial consulting fees with a fair value of $216,750.

f)           The Company acquired property and equipment of $38,776 through capital leases for the year ended December 31, 2010,

The accompanying notes are an integral part of these consolidated financial statements.

TREY RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES (continued):
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

b)            The Company issued 100,000,000 shares of Class A Common stock for repayment of $8,500 in deferred compensation with a fair value of value $18,750. The difference in the market value and  $8,500 of deferred compensation repaid was charged to general and administrative expense in the amount of $10,250.

c)           The Company issued 100,000,000 shares of Class A Common stock for repayment of $8,500 on a note payable with a fair value of value $18,750. The difference in the market value and  $8,500 of note repayment was charged to general and administrative expense in the amount of $10,250.

d)           The Company issued 95,000,000 shares of Class A Common stock for repayment of $9,500 in accrued expenses with a fair value of value $11,875. The difference in the market value and $9,500 of accrued expenses was charged to general and administrative expense in the amount of $2,375.

d)           The Company issued 1,300,221,773 shares of Class A Common Stock with a total value of $515,671 for conversion of $179,200 of principal on outstanding debentures with YA Global Investments. The difference in the market value and the $179,200 repayment was charged to debt conversion discount in the amount of $336,471.

The accompanying notes are an integral part of these consolidated financial statements.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Trey Resources, Inc. (the “Company”), was incorporated in Delaware on October 3, 2002 as a wholly owned subsidiary of iVoice Inc. On February 11, 2004, the Company was spun off from iVoice, Inc. and is now an independent publicly traded company.

Up until its acquisition of SWK, Inc. on June 2, 2004, the Company was engaged in the design, manufacture, and marketing of specialized telecommunication equipment. With the acquisition of SWK and as part of its plan to expand into new markets, Trey is focusing on the business software and information technology consulting market, and is looking to acquire other companies in this industry. SWK Technologies, Inc., (“SWK”), the surviving entity in the merger and acquisition of SWK, Inc., is a New Jersey-based information technology company; value added reseller, and master developer of licensed accounting software. The Company publishes its own proprietary supply-chain software, “MAPADOC.” The Company sells services and products primarily to manufacturers, wholesalers and distributor industry clients located throughout the United States.

On June 2, 2006, SWK completed the acquisition of certain assets of AMP-Best Consulting, Inc. of Syracuse, New York.  AMP-Best Consulting, Inc. is an information technology company and value added reseller of licensed accounting software published by Sage Software.  AMP-Best Consulting, Inc. sells services and products primarily to manufacturers, wholesalers and distribution industry clients located throughout the United States, with special emphasis on companies located in the upstate New York region.

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

The Company has suffered recurring losses, and current liabilities exceeded current assets by approximately $5.1 million, as of December 31, 2010. As of December 31, 2010, the Company had cash on hand of approximately $104,000 and $1,334,000 in convertible debentures due on December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Going Concern (continued)

In addition to developing new products, obtaining new customers and increasing sales to existing customers, management plans to achieve profitability by increasing its business through acquisitions of companies in the business software and information technology consulting market with solid revenue streams, established customer bases, and generate positive cash flow. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Software revenues are recognized when the product is shipped to the customer. The Company separates the software component and the professional services component into two distinct parts for purposes of revenue recognition.  In that situation where both components are present, software sales revenue is recognized when collectability is reasonably assured and the product is delivered and has stand alone value. Professional service revenue is recognized as the service time is incurred. Commissions are recognized when payments are received.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses.  For the years ended December 31, 2010 and 2009, advertising expenses were $150 and $270, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company’s cash equivalents at December 31, 2010 and 2009 consist of certificates of deposit with maturities of 3 months or less. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Concentration of Credit Risk

For the years ended December 31, 2010 and 2009, our top ten customers had approximately $1,488,235 and $1,360,476 in sales and these represented 20% and 18%, respectively, of our total sales for the period.  Generally, we do not rely on any one specific customer for any significant portion of our revenue base.

For the years ended December 31, 2010 and 2009, purchases from one supplier were approximately 23% or 27%, respectively, of the Company’s total cost of revenue.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of December 31, 2010 the Company believes it has no significant risk related to its concentration of accounts receivable.

Accounts Receivable

Accounts receivable consist primarily of uncollected invoices for maintenance and professional services. Payment for software sales are due in advance of ordering from the software supplier. Payments for maintenance and support plan renewals are due before the beginning of the maintenance period. Payments for professional services are due 50% in advance and the balance on completion of the services. The Company maintains an allowance estimated by considering a number of factors, including the length of time the amounts are past due, the Company’s previous loss history, the client’s current ability to pay its obligations and the condition of the general economy and the industry as a whole.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Deferred Revenues

Deferred revenues consist of customer support services, including annual telephone support and deposits for future consulting services which will be earned in future periods, and over the life of the agreements.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized in the books but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are taxable only when the valuation change is realized.

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when such differences are expected to reverse.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefit which is not more likely than not to be realized.

The Company prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company determines whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained. The Company has no uncertain tax positions at December 31, 2010 and 2009.

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2010 and 2009 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated financial statements. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Assets reflected in the consolidated balance sheets are a reasonable estimate of their fair value due to the short-term nature of these instruments. Liabilities are a reasonable estimate of their fair value due to the interest rate and terms which are similar to terms to what the Company would obtain in the outside market.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of by the sales are recorded as held for sale at the lower of carrying value or estimated net realizable value. No impairment losses were identified or recorded in the years ended December 31, 2010 and 2009.

Stock-Based Compensation

The Company’s stock-based compensation is measured at the fair value of the award at its grant based on the estimated number of awards expected to vest and is recorded over the applicable period. For stock options, fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.  During the years ended December 31, 2010 and 2009, the Company has not granted any stock options.

Earnings per Share

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

For the years ended December 31, 2010 and 2009, stock warrants to purchase 3,075,000 shares were excluded from the calculation of diluted net loss per share calculation due to their anti-dilutive effect. For the years ended December 31, 2010 and 2009, the dilutive effect of convertible debentures exceeded the number of authorized common shares and as a result weighted average shares outstanding, fully diluted, is the maximum authorized number of common shares, 10,000,000,000. These shares were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

The computation of EPS is as follows:

	December 31, 2010	December 31, 2009
Basic and diluted net loss per share attributable to common shareholders computation:
Net loss attributable to common Stockholders	$(468,921)	$(1,540,372)
Weighted-average common shares outstanding	6,554,550,850	4,701,009,135
Basic and diluted net loss per share attributable to common stockholders	$(0.00)	$(0.00)

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the financial position, operations or cash flows for the year ended December 31, 2009.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2010	2009
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	624,276	553,774
	654,833	584,331
Less: Accumulated depreciation	498,212	420,959
Property and equipment, net	$156,621	$163,372

Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $82,879 and $83,681.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 4 – INTANGIBLE ASSETS

Intangible assets are detailed below and consist of customer lists related to the acquisitions as discussed in Note 1.

	December 31,
	2010	2009
Customer lists	$593,231	$593,231
Less: accumulated amortization	(593,231)	(593,231)
Intangible assets, net	$-0-	$-0-

Customer lists were being amortized over a three-year period. Amortization expense for the years ended December 31, 2010 and 2009 was $-0- and $101,711.

NOTE 5 - INCOME TAXES

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and accrued liabilities, gave rise to the Company's deferred tax asset in the accompanying December 31, 2010 and December 31, 2009 consolidated balance sheets.

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

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

Federal Income Tax Rate	(34.0	) %
State Income Tax, Net of Federal Benefit	(5.94	) %
Permanent differences	(10.0	) %
Effective Income Tax Rate	(49.94	) %
Effect on valuation allowance	49.94%
Effective Income Tax Rate	0.0%

As of December 31, 2010, the Company has net operating loss carry forwards of approximately $8,091,000 that can be utilized to offset future taxable income for Federal income tax purposes. Net operating loss carry forwards expire starting in 2024 through 2030.   Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.  The Company is not currently undergoing any tax reviews and has open tax year for 2007 through 2010.

The full realization of the tax benefit associated with the carry forward depends predominantly upon the Company's ability to generate taxable income during the carry forward period.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 5 - INCOME TAXES (Continued)

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,
	2010	2009
Deferred Tax Assets:
Net operating loss carry forwards	$3,328,000	$2,982,000
Deferred wages and expenses	517,000	410,000
Intangibles	401,000	409,000
Derivative liability	470,000	-
Other	21,000	104,000
Deferred tax asset	4,737,000	3,905,000
Less: Valuation Allowance	(4,737,000)	(3,905,000)
Net Deferred Tax Assets	$-	$-

NOTE 6 – DUE TO RELATED PARTIES

In May 2009 the Company issued 100,000,000 shares of Class A Common stock to Mr. Mahoney, the Company’s Non-Executive Chairman of the Board of Directors from January 1, 2003 to May 2009, for repayment of $8,500 in deferred compensation with a fair value of value $18,750. The difference in the fair value and amount of deferred compemsation repaid was charged to general and administrative expense in the amount of $10,250.

In May 2009, the Company paid Jerome R. Mahoney the sum of $117,500 in full and total satisfaction on any and all outstanding obligations that exist or may exist between Mr. Mahoney and Trey Resources, Inc. Such sum to be allocated first to principal outstanding on a promissory note by and between Mr. Mahoney and Trey Resources, Inc., second to any interest due and outstanding on such promissory note, and any balance thereafter to deferred and accrued compensation due Mr. Mahoney. The total outstanding debt due to Mr. Mahoney was $1,211,856. The remaining unpaid and forgiven balance was credited to  Additional Paid-In capital in the accompanying balance sheet in the amount of $1,094,356. There were no amounts owed to Mr. Mahoney at December 31, 2010 and 2009.

On September 15, 2003, the Company entered into an employment agreement with Mr. Meller. He will serve as the Company's President and Chief Financial Officer for a term of five years. As consideration, the Company agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter, as well as a monthly travel expense allowance of $600 and an auto allowance of $800. The employment agreement with Mr. Meller also provides for a severance payment to him of three hundred percent (300%), less $100,000 of his gross income for services rendered to Trey in each of the five prior calendar years should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Meller shall also be paid the sum of $350,000 upon the completion of the Spin-Off, and compensation retroactive to August 1, 2003, at the annual rate dictated by the terms of the employment agreement, as a result of Trey Resources acquiring SWK, Inc. on June 2, 2004.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 6 – DUE TO RELATED PARTIES (Continued)

Mr. Meller has agreed to defer payment of a portion of the monies due and owing him representing fixed compensation, which has been accrued on the Company’s balance sheet, and the one-time payment in connection with the Spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments.  Pursuant to an agreement between the Company and Mr. Meller, Mr. Meller has further agreed, however, to accept payment or partial payment, from time to time, as determined in the sole discretion of the Board of Directors in the form of cash, the Company’s Class A Common Stock and/ or the Company’s Class B Common Stock.  Amounts owed to him can be converted into (i) one share of our Class B common stock for each dollar owed, or (ii) the number of shares of our Class A common stock calculated by dividing (x) the sum of the liability being extinguished by (y) 50% of the lowest issue price of shares of our Class A common stock since the first advance of funds under such amounts due. As of December 31, 2010 and 2009 amounts due to Mr. Meller would convert into 25.9 and 17.5 billion shares, respectively.

On September 1, 2010,   the Company entered into Amendment No 1 to the Employment Agreement with Mark Meller, President and Chief Executive Officer of the Company, whereby the term of the Employment Agreement was extended to September 15, 2017.

During the year ended December 31, 2010, the Company isssued 151,468,264 shares of Class A Common stock to Mr. Meller for repayment of $1,515 in deferred compensation with a fair value of $27,779. The difference in the fair value and the amount of deferred compensation repaid was charged to general and administrative expense in the amount of $27,264 and included in operating expenses in the statement of operations.. During the year ended December 31, 2009, the Company issued 100,000,000 shares of Class A Common stock to Mr. Meller for repayment of $8,500 in deferred compensation with a fair value of $18,750. The difference in the fair value and amount of deferred compemsation repaid was charged to general and administrative expense in the amount of $10,250.  The total amounts which continue to be owed to Mr. Meller at December 31, 2010 and 2009, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with the Spin-off, totaled $1,293,341 and $1,024,985.

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

On October 19, 2010, the Company borrowed $45,000 in exchange issuing a promissory note to Mr. Mark Meller, the Company’s Chief Executive Officer. This note is not collateralized, and carries an interest rate of 3% per annum on the unpaid balance. The note and interest are due January 1, 2012. In the event of (a) default in payment of any installment of principal or interest hereof as the same becomes due and such default is not cured within ten (10) days from the due date after the Holder provides the Maker written notice of default, then the Holder may, without further notice, declare the remainder of the principal sum, together with all interest accrued thereon, at once due and payable.  Failure to exercise this option shall not constitute a waiver of the right to exercise the same at any other time.  The unpaid principal of this Promissory Note and any part thereof, accrued interest and all other sums due under this Promissory Note shall bear interest at the rate of Ten Percent (10%) percent per annum after default until paid. The outstanding balance at December 31, 2010 was $45,000, plus accrued interest of $274.

Pursuant to the asset purchase agreement with AMP-Best, SWK Technologies, Inc. issued a $380,000 promissory note to Crandall Melvin III, former officer of AMP-Best and current Chief Financial Officer of SWK Technologies, Inc. The note carries an interest rate of 7.75% and is payable in 60 monthly payments, commencing 120 days from the closing. As of December 31, 2010, the note had been repaid. The principal balance due on the note at December 31, 2009 was $125,716.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 8 - CONVERTIBLE DEBENTURES PAYABLE

On June 30, 2003, the Company issued $40,000 in 5% convertible debentures and on September 19, 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement.  During the years ended December 31, 2010 and 2009, no additional payments have been made on these outstanding convertible debentures. Total outstanding principal balance of the convertible debentures as of December 31, 2010 and 2009 was $15,000, plus accrued interest of $6,925 and $6,175.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with YA Global. Pursuant to such purchase agreement, YA Global shall purchase up to $2,359,047 of secured convertible debentures, which shall be convertible into shares of the Company’s Class A common stock. Pursuant to the Securities Purchase Agreement, two Secured Convertible Debentures were issued on December 30, 2005 for an aggregate of $1,759,047, interest payable at the rate of 7.5% per annum, and an additional secured convertible debenture was issued on May 6, 2006 equal to $600,000 with interest payable at the rate of 7.5% per annum.

Payment of principal and accrued interest shall be paid on or before December 30, 2007 on the 2005 debentures, and May 2, 2008 for the 2006 debenture. On October 30, 2009, YA Global Investments, L.P. agreed to extend the maturity date of the Convertible Debentures to December 30, 2010. The Company has the option to redeem a portion or all of the outstanding debentures at 120% of the amount redeemed plus accrued interest. The holder shall be entitled to convert in whole or in part at any time and from time to time, any amount of principal and accrued interest at a price equal to 90% of the lowest closing bid price of the Common Stock during the 30 trading days immediately preceding the conversion date, as quoted by Bloomberg, LP (“Conversion Price”).  (See Note 9)

In the event of a default, the full principal amount of this Debenture, together with interest and other amounts owing, shall be due and payable in cash, provided however, the holder of the debenture may request payment of such amounts in Common Stock of the Obligor at the Conversion Price then in-effect. A holder of the debenture may not convert this Debenture or receive shares of Common Stock as payment of interest hereunder to the extent such conversion or receipt of such interest payment would result in the holder of the debenture beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, including shares issuable upon conversion of, and payment of interest on, this Debenture.

During the year ended December 31, 2010, the Company issued 588,717,949 shares of Class A common stock for repayment of $60,900 of principal on the convertible debenture held by YA Global Investments. During the year ended December 31, 2009, the Company issued 1,309,221,773 shares of Class A common stock for repayment of $179,200 of principal on the convertible debenture held by YA Global Investments. The aggregate principal value of the debentures as of December 31, 2010 and December 31, 2009 was $1,319,000 and $1,379,900, plus accrued interest of $653,576 and $551,299, respectively.

On November 9, 2010, the convertible debentures issued to YA Global Investments, L.P. were amended with the maturity date being extended to December 31, 2011. This amendment requires an initial payment of $175,000 due on January 28, 2011 with additional monthly payments of $10,000 to be made for the following eleven months ending December 1, 2011. The remaining principal and all accrued interest is due on December 31, 2011. This agreement also modified and fixed the conversion price at $.0001, but is also subject to price protection features. The Debentures are also not convertible during 2011, provided that the payments required by the amended agreement have been made in a timely fashion.

The Company has complied with all the provisions of the agreement and amendments.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 9 - DERIVATIVE LIABILITY

The conversion features associated with the YA Global Investments Convertible Debentures represent an embedded derivative. As such, the Company had originally recognized, upon adoption, embedded derivatives in the amount of $1,946,936 as a liability in the accompanying condensed consolidated balance sheet, and it is now measured at its estimated fair value of $1,177,845 at December 31, 2010. These debentures are convertible into 13,190,000,000 and 11,794,017,094 shares at December 31, 2010 and 2009. The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	December 31,	December 31,
	2010	2009
Fair market value of stock	$0.00013	$0.00019
Exercise price	$0.0001	$0.00013
Dividend yield	0.00%	0.00%
Risk free interest rate	0.29%	0.47%
Expected volatility	183.32%	192.38%
Expected life	1 Year	1 Year

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases 6,986 square feet of space at 5 Regent Street, Livingston, NJ  07039 and pays rent on a month to month basis in the amount of $3,900.  The Company uses its facilities to house its corporate headquarters and operations and believe that these facilities are suitable for such purpose.  The Company maintains a good relationship with its landlords and believes that these facilities will be adequate for the foreseeable future.  Total rent expense under these operating leases for the year ended December 31, 2010 and 2009 was $76,000 and $157,260, respectively.

See Note 6 to the Financial Statements for information related to the employment agreement of Mark Meller.

On December 30, 2005, the Company entered an Investor Registration Rights Agreement with YA Global Investments. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company’s Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. The registration statement was effective December 2006, and liquidated damages stopped accruing at that time. As of December 31, 2010 and 2009, the Company has accrued $198,905 in Liquidated Damages in the consolidated balance sheets.

The Company pays rent to an officer of SWK Technologies, Inc for the rental of office space. For the years ended December 31, 2010 and 2009, the Company paid $25,200.

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

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 11 - CAPITAL STOCK (continued)

PREFERRED STOCK

Preferred Stock consists of 1,000,000 shares of authorized preferred stock with $1.00 par value. For the years ending December 31, 2010 and 2009, the Company had no transactions in its Preferred Stock.

CLASS A COMMON STOCK

Class A Common Stock consists of the following as of December 31, 2010: 10,000,000,000 shares of authorized common stock with a par value of $.00001, 8,553,568,518 shares were issued and outstanding. Each holder of Class A common stock is entitled to receive ratably dividends, if any, as may be declared by the Board of Directors out of funds legally available for the payment of dividends. The Company has never paid any dividends on its common stock and does not contemplate doing so in the foreseeable future. The Company anticipates that any earnings generated from operations will be used to finance the growth objectives.

For the year ended December 31, 2010, the Company had the following transactions in its Class A common stock:

➢	The Company issued 588,717,949 shares of Class A common stock for conversion of $60,900 of principal on convertible debentures with YA Global Investments, f/k/a Cornell Capital Partners.

➢
The Company issued 150,000,000 shares of Class A Common stock for repayment of $15,000 in accrued expenses with a fair value of value $19,500. The difference in the market value and $15,000 of accrued expenses was charged to general and administrative expense in the amount of $4,500.

➢
The Company issued 151,468,264 shares of Class A Common stock to Mr. Meller for repayment of $1,515 in deferred compensation with a fair value of $28,779. The difference in the fair value and the amount of deferred compensation repaid was charged to general and administrative expense in the amount of $27,264.

➢
The Company issued 403,686,999 shares of Class A Common stock for repayment of $8,074 of legal fees with a fair value of $52,479. The difference in the fair value and the amount of legal fess repaid was charged to general and administrative in the amount of $44,405.

➢	The Company issued 1,425,000,000 shares of Class A Common stock for professional fees, and management and financial consulting fees with a fair value of $216,750.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

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

➢
The Company issued 95,000,000 shares of Class A Common stock to an individual for repayment of $9,500 in unpaid compensation with a fair value of value $10,925. The difference in the fair value and amount of deferred compensation repaid was charged to general and administrative expense in the amount of $2,375.

➢	The Company issued 125,000,000 shares of Class A common stock with a value of $25,000 for compensation for financial services.

CLASS B COMMON STOCK

Class B Common Stock consists of 50,000,000 shares of authorized common stock with a par value of $0.00001. Class B stock has voting rights of 1 to 1 with respect to Class A Common Stock. As of December 31, 2010, no shares were issued and outstanding; Class B common stockholders are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. A holder of Class B Common Stock has the right to convert each share of Class B Common Stock into the number of shares of Class A Common Stock determined by dividing the number of Class B Common Stock being converted by a 50% discount of the lowest price that Trey had ever issued its Class A Common Stock. Upon the liquidation, dissolution, or winding - up of the Company, holders of Class B Common Stock will be entitled to receive distributions. For the years ended December 31, 2010 and 2009, the Company had no transactions in its Class B Common Stock.

CLASS C COMMON STOCK

Class C Common Stock consists of 20,000,000 shares of authorized common stock with a par value of $0.00001. Class C stock has voting rights of 1 vote for every 1,000 shares. For the years ended December 31, 2010 and 2009, the Company had no transactions in its Class C Common Stock.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 12 - STOCK OPTIONS, STOCK INCENTIVES AND WARRANTS

2004 Stock Incentive Plan
The Company adopted the 2005 Stock Incentive as amended Plan (the “2005 Plan”) in order to attract and retain qualified employees, directors, independent contractors or agents of Trey Resources, Inc.  Under the Plan, the Board of Directors (the “Board”), in its discretion may grant stock options (either incentive or non-qualified stock options) to employees, directors, independent contractors or agents to purchase the Company’s common stock at no less than 50% of the fair market price on the date the option is granted.  Options generally vest over four years and have a maximum term of ten years.

2007 Consultant Stock Incentive Plan
The Company adopted the 2007 Consultant Stock Incentive Plan (the “2007 Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents ("Eligible Participants") of the Company; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company's stockholders.  Total shares issuable under this plan may not exceed twenty (20) percent of the issued and outstanding shares of the Company’s Class A Common Stock

2004 Directors’ and Officers’ Stock Incentive Plan
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

No securities were issued under these plans for the years ended December 31, 2010 and 2009.

Options/Warrants Outstanding
No options or warrants were granted for the years ended December 31, 2010 and 2009. The following options and warrants were issued pursuant to their respective agreements.  Unexpired options and warrants outstanding are as follows as of December 31, 2009:

Expiration Date	Exercise Price	Shares

July 11, 2012	.015	3,000,000
July 31, 2014	.070	75,000
		3,075,000

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 12 - STOCK OPTIONS, STOCK INCENTIVES AND WARRANTS (continued)

The following table summarizes the stock option and warrants transactions:

	Stock	Weighted
	Option and	Average
	Warrants	Exercise
	Outstanding	Price

Balance, January 1, 2009	3,075,000	$.016
Granted	-	$.000
Exercised	-	$.000
Canceled	-	$.000
Balance, December 31, 2009	3,075,000	$.016

Granted	-	$.000
Exercised	-	$.000
Canceled	-	$.000
Balance, December 31, 2010	3,075,000	$.016

Outstanding and Exercisable,
December 31, 2009	3,075,000	$.016

Outstanding and Exercisable,
December 31, 2010	3,075,000	$.016

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 14 – FAIR VALUE MEASUREMENTS

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

These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. GAAP establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

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
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 14 – FAIR VALUE MEASUREMENTS (continued)

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2010 and December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

December 31, 2010	Level I	Level II	Level III	Total

Convertible debentures	$-	$-	$1,334,000	$1,334,000
Capital leases	-	-	55,865	55,865
Notes payable to related parties	-	-	45,000	45,000
Derivative liabilities	-	-	1,177,845	1,177,845
Total Liabilities	$-	$-	$2,612,710	$2,612,710

December 31, 2009	Level I	Level II	Level III	Total

Convertible debentures	$-	$-	$1,394,900	$1,394,900
Capital leases	-	-	62,309	62,309
Notes payable to related parties	-	-	125,716	125,716
Derivative liabilities	-	-	1,660,926	1,660,926
Total Liabilities	$-	$-	$3,243,851	$3,243,851

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 14 – FAIR VALUE MEASUREMENTS (continued)

Level 3 Reconciliation	Beginning at beginning of period	Gains and losses for the period (realized and unrealized)	Purchases, sales and settlements	Transfers in or out of Level 3	Balance at the end of period

2010

Convertible debentures	$1,394,900	$-	$(60,900)		$1,334,000
Capital leases	62,309	-	(6,744)		55,565
Notes payable to related parties	125,716	-	(80,716)		45,000
Derivative liabilities	1,660,926	(483,081)			1,177,845
Total Liabilities	$3,243,851	$(483,081)	$(148,360)	$-	$2,612,410

2009

Convertible debentures	$1,574,100		$(179,200)		$1,394,900
Capital leases	92,828		(30,519)		62,309
Notes payable to related parties	321,063	(195,347)			125,716
Derivative liabilities	857,236	803,690			1,660,926
Total Liabilities	$2,845,227	$608,343	$(209,719)	$-	$3,243,851

Gains and losses from the change in derivative liabilities are included in other income (expense) on the statement of operations.