Form 10-Q
period 2011-03-31
TREY RESOURCES INC
filed 2011-05-19
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File No. 000-50302

TREY RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

Delaware	16-1633636
(State or other jurisdiction of	(IRS Employer
incorporation)	Identification No.)

5 Regent Street
Livingston, NJ 07039
(Address of principal executive offices)

(973) 758-9555
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 16, 2011, there were 8,053,568,518 shares outstanding of the registrant’s common stock.

TREY RESOURCES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

TREY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	March 31,	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$686,968	$104,344
Accounts receivable, net of allowance for doubtful accounts of $41,000 and $41,000	680,350	489,280
Inventories	15,285	15,285
Prepaid expenses and other current assets	150,045	189,718
Total current assets	1,532,648	798,627

Property, plant and equipment, net of accumulated depreciation of $522,993 and $498,212	150,757	156,621
Deposits and other assets	68,901	65,866

Total assets	$1,752,306	$1,021,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,360,128	$1,081,201
Accrued interest	683,081	660,501
Due to related parties	1,317,243	1,293,341
Capital leases	50,041	55,565
Deferred revenue	904,961	486,019
Notes payable to related parties	45,000	45,000
Convertible promissory note – related party, net of unamortized discount of $42,500 and $-0-	8,500	-
Convertible debentures	1,129,000	1,334,000
Derivative liabilities	966,057	1,177,845
Total current liabilities	6,464,011	6,133,472

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; No shares issued and outstanding	-	-
Common stock:
Class A – par value $.0001; authorized 10,000,000,000 shares; 8,053,568,518 and 8,553,568,518 shares issued and outstanding	80,536	85,536
Class B – par value $.0001: authorized 50,000,000 shares; no shares issued and outstanding	-	-
Class C – par value $.0001; authorized 20,000,000 shares no shares issued and outstanding	-	-
Additional paid-in capital	7,700,587	7,760,587
Accumulated deficit	(12,473,665)	(12,913,304)
Total Trey Resources stockholders’ deficit	(4,692,542)	(5,067,181)
Non-controlling interest in SWK Technologies, Inc.	(19,163)	(45,177)

Total stockholders’ deficit	(4,711,705)	(5,112,358)
Total liabilities and stockholders’ deficit	$1,752,306	$1,021,114

See accompanying notes to condensed consolidated financial statements.

TREY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Product, net	$874,999	$472,586
Service, net	1,886,446	1,356,136
Total revenues, net	2,761,445	1,828,722

Cost of revenues:
Product	431,187	263,826
Service	1,128,204	951,785
Cost of revenues	1,559,391	1,215,611

Gross profit	1,202,054	613,111

Selling, general and Administrative expenses :
Selling expenses	425,158	354,310
General and administrative expenses	515,821	432,174
Depreciation and amortization	26,188	21,912
Total selling, general and administrative expenses	967,167	808,396

Income (loss) from operations	234,887	(195,285)

Other income (expense)
Gain on revaluation of derivatives	262,788	630,083
Amortization of debt discount	(8,500)	-
Interest expense, net	(23,522)	(32,808)
Total other income (expense)	230,766	597,275

Net income	465,653	401,990

Net income (loss) attributable to the noncontrolling interest in SWK Technologies, Inc.	26,014	(21,305)

Net income attributable to Trey Resources, Inc	$439,639	$423,295

Net income per common share Basic and Fully Diluted	$0.00	$0.00

Weighted Average Shares
Basic	8,264,679,629	5,969,695,306
Diluted	10,000,000,000	10,000,000,000

See accompanying footnotes to the condensed consolidated financial statements

TREY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$465,653	$401,990
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	26,188	21,912
Amortization of debt discount	8,500	-
Beneficial interest	-	4,500
Derivative liability in excess of debt discount	54,000
Gain on revaluation of derivative liability	(316,788)	(630,083)
Return of shares for services not rendered	(65,000)	-

Changes in assets and liabilities:
Accounts receivable	(191,070)	(39,850)
Inventory	-	(37,285)
Prepaid expenses and other current assets	35,231	(504)
Accounts payable and accrued expenses	278,927	317,906
Accrued interest	22,580
Deferred revenue	418,942	(10,337)
Due to related parties	23,902	83,920
Net cash provided by operating activities	761,065	112,169

Cash flows from investing activities:
Purchase of property and equipment	(18,917)	(17,278)
Net cash used in investing activities	(18,917)	(17,278)

Cash flows from financing activities:
Proceeds from convertible promissory note – related party	51,000	-
Repayment of related party loans	-	(21,762)
Repayment of convertible debentures	(205,000)	-
Repayment of capital leases obligations	(5,524)	-
Net used in financing activities	(159,524)	(21,762)

Net increase in cash and cash equivalents	582,624	73,129

Cash and cash equivalents – beginning of period	104,344	300,482

Cash and cash equivalents – end of period	$686,968	$373,611

Cash paid during period for:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements.

TREY RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the three months ended March 31, 2011:

a)  The Company recorded a derivative liability of $105,000 related to a conversion features embedded in the $51,000 convertible note issued during the period to an executive officer of the Company.  The derivative liability was recorded as debt discount and the excess as an expense on the statement of operations as other income expense.

For the three months ended March 31, 2010:

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

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

The Company is an information technology company, and a value added reseller and master developer for Sage Software’s MAS 90/200/500 and ERP X3 financial and accounting software as well as the publisher of its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company is focusing on the business software and information technology consulting market, and is looking to acquire other companies in this industry. The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

 The Company is publicly traded and is currently traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TYRIA.”

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Trey Resources, Inc. as of March 31, 2011, the results of operations and statements of cash flows for the three months ended March 31, 2011 and March 31, 2010.  These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2010 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Summary of Significant Accounting Policies

There have been no material changes during 2011in the Company’s significant accounting policies to those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (Continued)

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring operating losses, and current liabilities exceeded current assets by approximately $4.9 million, as of March 31, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

See Note 10 to the Financial Statements wherein the Company entered into two promissory notes each in the face amount of $275,000 (the “Loans”), with two accredited investors. The proceeds from these notes were used by the Company to satisfy all obligations of any type owed to YA Global.

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

NOTE 2 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and beneficial conversion of related party accounts.

For the three months ended March 31, 2011 and 2010, stock warrants to purchase 3,075,000 shares were excluded from the calculation of diluted net income per share due to their anti-dilutive effect.  For the three months ended March 31, 2011 and 2010, the dilutive effect of convertible debentures exceeded the number of authorized common shares and as a result weighted average shares outstanding, fully diluted, is the maximum authorized number of common shares, 10,000,000,000.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$439,639,	$423,295
Weighted-average common shares outstanding	8,264,679,629	5,969,695,306
Basic net income (loss) per share attributable to common Stockholders	$0.00	$0.00
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$439,639	$423,295
Weighted-average common shares outstanding	8,264,679,629	5,969,695,306
Incremental shares attributable to the common stock equivalents	1,735,320,371	4,030,304,694
Total adjusted weighted-average shares	10,000,000,000	4,387,136,912
Diluted net income (loss) per share attributable to common Stockholders	$0.00	$0.00

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE

In June 2003, the Company issued $40,000 in 5% convertible debentures and in September 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement. Total outstanding principal balance of the convertible debentures as of March 31, 2011 and December 31, 2010 was $15,000, plus accrued interest of $7,110 and $6,925.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P (YA Global). Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures, which are convertible into shares of the Company’s Class A common stock. Two such debentures were issued on December 30, 2005 for an aggregate of $1,759,047, interest payable at the rate of 7.5% per annum, and an additional debenture was issued on May 6, 2006 equal to $600,000 with interest payable at the rate of 7.5% per annum.

On November 9, 2010, the convertible debentures issued to YA Global were amended with the maturity date being extended to December 31, 2011. This amendment requires an initial payment of $175,000 due on January 28, 2011 with additional monthly payments of $10,000 to be made for the following eleven months ending December 1, 2011. The remaining principal and all accrued interest is due on December 31, 2011. This agreement also modified and fixed the conversion price at $.0001, but is also subject to price protection features. The Debentures are also not convertible during 2011, provided that the payments required by the amended agreement have been made in a timely fashion. During the three months ended March 31, 2011, the Company made payments in the amount of $205,000 in accordance with the terms of the amendment. The aggregate principal value of the debentures as of March 31, 2011 and December 31, 2010 was $1,129,000 and $1,334,000, plus accrued interest of $675,971 and $653,576, respectively.

In April 2011, the Company borrowed $550,000 from two accredited investors, one of them a related party, and used the proceeds of $550,000 to satisfy any and all obligations owed to YA Global. (See Subsequent Event Footnote 10).

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONVERTIBLE PROMISSORY NOTE

On January 28, 2011, the Company issued a 7% $51,000 convertible promissory note to Mr. Mark Meller (“Meller Note”), the Company’s Chief Executive Officer. This note is not collateralized. The note and interest are due January 28, 2012. Any overdue principal or interest, which is not paid within ten (10) days from the due date, shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the lesser of (i) the maximum interest rate permitted by applicable law or (ii) twelve percent (12.00%). The Noteholder is entitled, at its option, to convert, at any time, until payment in full, all or any part of the principal amount of the Convertible Promissory Note, plus accrued interest, into (i) shares of the Company's Class B common stock, par value $0.0001 per share, at the conversion price of one (1) share of Class B common stock  of the Company for each dollar converted, or, alternatively, (ii) that number of shares of Class A common stock that such shares of Class B common stock noted in (i) above would convert into.

A conversion option embedded in the Meller Note was valued at the date of issuance to be $105,000 and recorded as a free-standing financial instrument.  The Company recorded additional expense related to the excess of the fair value of the instrument over the carrying value of the Meller Note at the date of issuance.  The corresponding debt discount is being amortized to interest expense over the life of the note.  For the three months ended March 31, 2011 amortization of debt discount was $8,500. Accrued interest at March 31, 2011 was $615.

NOTE 5 - DERIVATIVE LIABILITIES

CONVERTIBLE DEBENTURES

The conversion feature associated with the Convertible Debentures represents embedded derivatives and the Company has accounted for as a free-standing financial instrument.  As such, the Company had recognized, upon completion, embedded derivatives in the amount of $1,946,936 as a liability in the accompanying condensed consolidated balance sheet, which was adjusted to its estimated fair value of $866,526 and $1,177,845 at March 31, 2011 and December 31, 2010, respectively. The estimated fair value of the financial instruments has been calculated based on a Black-Scholes pricing model using the following assumptions:

	March 31, 2011	December 31, 2010
Fair market value of stock	$0.00013	$0.00013
Exercise price	$0.0001	$0.0001
Dividend yield	0.00%	0.00%
Risk free interest rate	0.41%	0.29%
Expected volatility	169.92%	183.32%
Expected life	0.75 Year	1 Year

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DERIVATIVE LIABILITIES (continued)

CONVERTIBLE PROMISSORY NOTE

The conversion feature associated with the convertible promissory note represents an embedded derivative. At January 28, 2011 the Company recorded the conversion option as a liability, recorded a debt discount of $51,000, and charged Other Expense - Loss on Valuation of Derivative for $53,821, resulting primarily from calculation of the conversion price, and a derivative liability of $104,821. At March 31, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $5,290 from the calculation of the derivative liability.

As of March 31, 2011, the derivative liability was $99,531.

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	March 31, 2011	At Inception
Fair market value of stock	$0.00013	$0.00013
Exercise price	$0.00005	$0.00005
Dividend yield	0.00%	0.00%
Risk free interest rate	0.41%	0.24%
Expected volatility	169.92%	182.35%
Expected life	0.83 Year	1 Year

NOTE 6 - DUE TO RELATED PARTIES

On September 15, 2003, the Company entered into an employment agreement with Mr. Meller to serve as the Company's President and Chief Financial Officer for a term of five years. Mr. Meller has agreed to defer payment of a portion of the monies due and owing him representing fixed compensation, which has been accrued on the Company’s balance sheet, and the one-time payment in connection with a previous transaction, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments.

Total amounts owed to Mr. Meller as of March 31, 2011 and December 31, 2010, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with a previous transaction, totaled $1,317,243 and $1,293,941.

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

On October 19, 2010, the Company borrowed $45,000 in exchange issuing a promissory note to Mr. Mark Meller, the Company’s President and Chief Executive Officer. This note is not collateralized, and carries an interest rate of 3% per annum on the unpaid balance. The note and interest are due January 1, 2012. The outstanding balance as of March 31, 2011 and December 31, 2010 was $45,000, plus accrued interest of $611 and $274, respectively.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FAIR VALUE MEASUREMENTS

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

•
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

•
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

Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

•
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities as of March 31, 2011 and December 31, 2010.

March 31, 2011	Level I	Level II	Level III	Total

Convertible debentures	$-	$565,000	$-	$565,000
Capital leases	-	50,041	-	50,041
Convertible promissory note, net of debt discount		8,500		8,500
Notes payable to related parties	-	45,000	-	45,000
Derivative liabilities	-	-	966,057	966,057
Total Liabilities	$-	$668,541	$966,057	$1,634,598

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FAIR VALUE MEASUREMENTS (Continued)

December 31, 2010	Level I	Level II	Level III	Total

Convertible debentures	$-	$1,334,000	$-	$1,334,000
Capital leases	-	55,865	-	55,865
Notes payable to related parties	-	45,000	-	45,000
Derivative liabilities	-	-	1,177,845	1,177,845
Total Liabilities	$-	$1,434,865	$1,177,845	$2,612,710

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On December 30, 2005, the Company entered an Investor Registration Rights Agreement with YA Global Investments, f/k/a Cornell Capital Partners. In the event of default of the registration rights agreement, the Company will pay liquidated damages, either in cash or shares of the Company’s Common Stock, at 2% of the liquidated value of the Convertible Debentures outstanding for each thirty (30) day period after the Scheduled Filing Deadline or the Scheduled Effective Deadline as the case may be. Any Liquidated Damages payable hereunder shall not limit, prohibit or preclude the Investor from seeking any other remedy available to it under contract, at law or in equity. The registration statement was effective December 2006, and liquidated damages stopped accruing at that time. As of March 31, 2011 and December 31, 2010, the Company has accrued $198,905 in Liquidated Damages in the consolidated balance sheets.

NOTE 10 – SUBSEQUENT EVENTS

On April 11, 2011 the Company entered into two promissory notes each in the face amount of $275,000 (the “Loans”), with two accredited investors.  Each Note bears 7% interest and has a maturity date of September 15, 2011. These notes are secured by all of the Company’s assets. As partial consideration for the loans, the Company will issue, within 30 days of the Effective Date, two shares of convertible preferred stock (one share to be issued to each Investor; the “shares”) mandatorily convertible into Class A common stock equal to 1% of the outstanding common stock on a fully diluted basis at the time of conversion (no later than 1/15/2012).

The proceeds from these notes were used by the Company to satisfy any and all obligations owed to YA Global totaling approximately $1,991,000 on April 11, 2011, which will result in a gain from debt extinguishment in the second quarter.  Additionally, the Company will record a gain on extinguishment of a derivative liability.

TREY RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS (continued)

On May 17, 2011, the Company filed an Information Statement with the Securities and Exchange Commission, pursuant to Section 14C of the Securities Exchange Act of 1934, to the holders of Class A common stock of Trey Resources, Inc. to notify such Class A Stockholders that the Company received a unanimous written consent in lieu of a meeting of the holders of Series A Convertible Preferred Stock.  Each share of Series A Preferred has the equivalent of five billion (5,000,000,000) votes of Class A Common Stock.  Currently, there are two holders of Series A Preferred (together, the “Series A Stockholders”), each holding one share of Series A Preferred, resulting in the Series A Stockholders holding in the aggregate approximately 55.4% of the total voting power of all issued and outstanding voting capital of the Company (the “Majority Stockholders”).   The Series A Stockholders consented to perform the following:

1. A 1-for-1,811 reverse stock split of the Company’s issued and outstanding shares of Class A Common Stock;

2. A decrease in the number of authorized shares of Class A Common Stock from ten billion (10,000,000,000) shares of Class A Common Stock to seven hundred and fifty million (750,000,000) shares of Class A Common Stock;

3. An amendment to the par value of blank check preferred stock from a par value $1.00 per share to a par value $0.001 per share.

 4. A change in the conversion ratio at which the Class B common stock, par value $.00001 per share of the Company converts into Class A Common Stock from (i) fifty percent (50%) of the lowest price ever paid for the issuance of Class A Common Stock for each one share of Class B Common Stock being converted to (ii) 1,975 shares of Class A Common Stock for each one share of Class B Common Stock;

5. The cancellation of Class C Common Stock, par value $.00001 per share.;

6. A change in the name of the Company from Trey Resources, Inc. to SilverSun Technologies, Inc.

The above actions are subject to final approval by the Board of Directors and other required regulatory approvals and filing requirements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Trey Resources, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

The Company focuses on the business software and information technology consulting market, and is looking to acquire other companies in this industry.  SWK Technologies, Inc. (“SWK Technologies”), Trey’s subsidiary and the surviving company from the acquisition and merger with SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting and financial software published by Sage Software.  SWK Technologies also publishes its own proprietary supply-chain software, the Electronic Data Interchange (EDI) solution “MAPADOC.”  SWK Technologies sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

On June 2, 2006, SWK Technologies completed the acquisition of certain assets of AMP-Best Consulting, Inc. of Syracuse, New York.  AMP-Best Consulting, Inc. is an information technology company and value added reseller of licensed accounting software published by Sage Software.  AMP-Best Consulting, Inc. sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, with special emphasis on companies located in the upstate New York region.

For the three months ended March 31, 2011, sales increased 51% to $2,761,445 and the Company generated an operating profit of $234,887 as compared to an operating loss of $195,285 for the same period in the prior year.

Management is uncertain that it can generate sufficient cash to sustain its operations in the next twelve months, or beyond. There is no assurance that we will be able to generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern.

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

All revenues reported by the Company are derived from the sales and service of Sage Software and MAPADOC products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with consulting and customer support services provided by the Company.

Revenues for the three months ended March 31, 2011 increased $932,723 (51%) to $2,761,445 as compared to $1,828,722 for the three months ended March 31, 2010.  These sales were all generated by the Company’s operating subsidiary, SWK Technologies.  This increase is primarily due to a significant increase in business as a result of strong marketing efforts and very competitive pricing as well a modest positive increase in economic conditions.

Gross profit for the three months ended March 31, 2011, increased $588,943 (96.1%) to $1,202,054, as compared to $613,111, for the three months ended March 31. 2010.  For the three months ended March 31, 2011, the gross profit percentage was 43.5%, as compared to 33.5% for the three months ended March 31, 2010.  The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carry a lower gross margin percentage while consulting revenues generate a higher gross profit.  The change in sales mix for the quarter ended March 31, 2011, resulted in gross profit being higher as a percent of sales as compared to the quarter ended March 31, 2010.  This increase is primarily due the increase in consulting revenues.

Total operating expenses increased $158,771 (19.6%) to $967,167, for the three months ended March 31, 2011, as compared to $808,396 for the three months ended March 31, 2010.  This increase is mainly attributed to an increase in general and administrative salaries offset partially by lower marketing expenses.

Total other income for the three months ended March 31, 2011 was $230,766, as compared to other expense of $597,275 for the three months ended March 31, 2010.  This change is primarily attributed to the market value change of derivatives related to price protections on conversion features associated with our debt.

For three months ended March 31, 2011, the Company had net income of $465,653, as compared to a net gain of $401,990 for the three months ended March 31, 2010.  This change was the result of the factors discussed above.

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

The Company has suffered recurring operating losses and current liabilities exceeded current assets by approximately $4.9 million, as of March 31, 2011, and, as such, will require financing for working capital to meet its operating obligations.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

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

In June 2003, the Company issued $40,000 in 5% convertible debentures and in September 2003, the Company issued an additional $100,000 in 5% convertible debentures to the private investors under the subscription agreement. Total outstanding principal balance of the convertible debentures as of March 31, 2011 and December 31, 2010 was $15,000, plus accrued interest of $7,110 and $6,925.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P (YA Global). Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures, which are convertible into shares of the Company’s Class A common stock. Two such debentures were issued on December 30, 2005 for an aggregate of $1,759,047, interest payable at the rate of 7.5% per annum, and an additional debenture was issued on May 6, 2006 equal to $600,000 with interest payable at the rate of 7.5% per annum.

On November 9, 2010, the convertible debentures issued to YA Global were amended with the maturity date being extended to December 31, 2011. This amendment requires an initial payment of $175,000 due on January 28, 2011 with additional monthly payments of $10,000 to be made for the following eleven months ending December 1, 2011. The remaining principal and all accrued interest is due on December 31, 2011. This agreement also modified and fixed the conversion price at $.0001, but is also subject to price protection features. The Debentures are also not convertible during 2011, provided that the payments required by the amended agreement have been made in a timely fashion. During the three months ended March 31, 2011, the Company made payments in the amount of $205,000 in accordance with the terms of the amendment. The aggregate principal value of the debentures as of March 31, 2011 and December 31, 2010 was $1,129,000 and $1,334,000, plus accrued interest of $675,971 and $653,576, respectively.

On April 11, 2011 the Company entered into two promissory notes each in the face amount of $275,000 (the “Loans”), with two accredited investors.  Each Note bears 7% interest and has a maturity date of September 15, 2011. These notes are secured by all of the Company’s assets. As partial consideration for the loans, the Company will issue, within 30 days of the Effective Date, two shares of convertible preferred stock (one share to be issued to each Investor; the “shares”) mandatorily convertible into Class A common stock equal to 1% of the outstanding common stock on a fully diluted basis at the time of conversion (no later than 1/15/2012).

The proceeds from these notes were used by the Company to satisfy any and all obligations owed to YA Global totaling approximately $1,991,000 on April 11, 2011, which will result in a gain from debt extinguishment in the second quarter.  Additionally, the Company will record a gain on extinguishment of a derivative liability.

During the three months ended March 31, 2011, the Company had a net increase in cash of $582,624. The Company's principal sources and uses of funds were as follows:

Cash used in operating activities

Trey provided $761,095 in cash for operating activities for the three months ended March 31, 2011 as compared to $112,169 of cash generated operating in activities the three months ended March. This increase in cash used in operating activities is primarily attributed to the increased operating income for the three months ended March 31, 2011 offset mostly by an increase in accounts payable and accrued expenses.

Cash used in investing activities

Investing activities for the three months ended March 31, 2011 used cash of $18,917 as compared to using $17,278 for the three months ended March 31, 2010. This decrease in cash used is attributed to lower purchases of property, plant and equipment.

Cash provided by (used in) financing activities

Financing activities for the three months ended March 31, 2011 used a total of $159,524 in cash as compared to using $21,762 of cash for the three months ended March 31, 2010. This increase in cash used is attributed to the payment to YAG Global as per our most recent payment.

Off Balance Sheet Arrangements

During the three months ended March 31, 2011, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act.  Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that internal controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2011.  In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The objective of this assessment is to determine whether our internal control over financial reporting was effective as of March 31, 2011.  Based on our assessment utilizing the criteria issued by COSO, management has concluded that our internal control over financial reporting was not effective as of March 31, 2011.  Management’s assessment identified the following material weaknesses:

•
As of March 31, 2011, there was a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles (“GAAP”) in the U.S. and the financial reporting requirements of the SEC;

•
As of March 31, 2011, there were insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

•	As of March 31, 2011, there was a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.  We continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.  We plan to further address these issues once we expand operations and are able to hire additional personnel in financial reporting.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the period ended March 31, 2011, that were not otherwise required to be disclosed in a current report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Item 6.  Exhibits.

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Executive Officer of the Company*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of the Principal Accounting Officer of the Company*

32.1	Certification Pursuant to 18 U.S.C. Section 1350 of the Principal Executive Officer of the Company*

32.2	Certification Pursuant to 18 U.S.C. Section 1350 of the Principal Accounting Officer of the Company*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

TREY RESOURCES, INC.

Date: May 18, 2011	By:	/s/ Mark Meller
Mark Meller
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)