Form 10-Q
period 2011-06-30
SilverSun Technologies, Inc.
filed 2011-08-04
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50302

SILVERSUN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1633636
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5 Regent Street
Livingston, NJ 07039
(Address of principal executive offices)

(973) 758-9555
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 2, 2011, there were 4,447,028 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.
 (formerly known as Trey Resources, Inc.)

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

  SILVER SUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2011	December 31, 2010

Current assets:
Cash and cash equivalents	$476,191	$104,344
Accounts receivable, net of allowance of $41,000 and $41,000	730,717	489,280
Inventories	15,285	15,285
Prepaid expenses and other current assets	260,586	189,718
Total current assets	1,482,779	798,627

Property, plant and equipment, net of accumulated depreciation of $548,516 and $498,212	135,879	156,621
Deposits and other assets	63,020	65,866

Total assets	$1,681,678	$1,021,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,018,158	$1,081,201
Accrued interest	15,853	660,501
Due to related parties	2,470	1,293,341
Capital leases	44,349	55,565
Deferred revenue	809,990	486,019
Promissory notes	500,000	-
Notes payable to related parties	45,000	45,000
Convertible promissory note – related party, net of discount of $29,750 and $-0-	21,250	-
Convertible debentures	15,000	1,334,000
Derivative liabilities	-	1,177,845
Total current liabilities	2,472,070	6,133,472

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; No shares issued and outstanding	-	-
Series A Preferred Stock, 1.00 par value; authorized 2 shares; 2 shares issued and outstanding	22,886	-
Common stock:
Class A – par value $.0001; authorized 750,000,000 shares; 4,447,028 and 4,723,119 shares issued and outstanding	445	472
Class B – par value $.0001: authorized 50,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	9,326,574	7,845,651
Accumulated deficit	(10,182,451)	(12,913,304)
Total SilverSun stockholders’ deficit	(832,546)	(5,067,181)
Non-controlling interest in SWK Technologies, Inc.	42,154	(45,177)

Total stockholders’ deficit	(790,392)	(5,112,358)
Total liabilities and stockholders’ deficit	$1,681,678	$1,021,114

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenues:
Product, net	$321,953	$230,471	$1,196,952		$703,057
Service. net	2,370,125	1,556,954	4,256,571		2,913,090
Total revenues, net	2,692,078	1,787,425	5,453,523		3,616,147

Cost of revenues:
Product	212,846	114,463	644,033		378,289
Service	1,314,249	1,014,618	2,442,453		1,966,403
Cost of revenues	1,527,095	1,129,081	3,086,486		2,344,692

Gross profit	1,164,983	658,344	2,367,037		1,271,455

Selling, general and administrative expenses:
Selling expenses	431,690	442,110	856,848		796,420
General and administrative expenses	623,021	508,204	1,138,842		940,378
Depreciation and amortization	26,124	20,580	52,312		42,492

Total selling, general and administrative expenses	1,080,835	970,894	2,048,002		1,779,290

Income (loss) from operations	84,148	(312,550)	319,035		(507,835)

Other income (expense):
Gain (loss) on revaluation of derivatives	99,247	(447,327)	362,035		182,756
Gain on extinguishment of debt and derivative liability	2,228,939	-	2,228,939		-
Amortization of debt discount	(12,750)	-	(21,250)		-
Interest expense, net	(47,053)	(29,539)	(70,575)		(62,347)
Total other income (expense)	2,268,383	(476,866)	2,499,149		120,409

Net income (loss)	2,352,531	(789,416)	2,818,184		(387,426)

Net income (loss) attributable to the noncontrolling interest in SWK Technologies	61,317	(37,808)	87,331		(59,113)

Net income (loss) attributable to SilverSun Technologies	$2,291,214	$(751,608)	$2,730,853		$(328,313)

Net income (loss) per common share:
Basic	$0.52	$(0.22)	$0.61	$	(0.10)
Fully diluted	0.02	(0.22)	0.03		(0.10)

Weighted average shares:
Basic	4,447,028	3,432,716	4,504,992		3,360,793
Diluted	105,724,210	3,432,716	105,782,173		3,360,793

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$2,818,184	$(387,426)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	52,312	42,492
Amortization of debt discount	44,136	-
Gain on extinguishment of debt and derivative liability	(2,228,939)	-
Other	-	4,500
Gain on revaluation of derivative liability	(362,035)	(182,756)
Return of shares for services not rendered	(65,000)	-

Changes in assets and liabilities:
Accounts receivable	(241,437)	71,135
Inventory	-	(21,035)
Prepaid expenses and other current assets	37,369	(30,152)
Accounts payable and accrued expenses	135,862	303,770
Accrued interest	34,107	25,840
Deferred revenue	323,971	(12,753)
Due to related parties	48,095	167,840
Net cash provided by (used in) operating activities	596,625	(18,545)

Cash flows from investing activities:
Purchase of property and equipment	(29,562)	(43,881)
Net cash used in investing activities	(29,562)	(43,881)

Cash flows from financing activities:
Proceeds from convertible promissory note – related party	51,000	-
Proceeds from promissory notes	550,000	-
Repayment of promissory notes	(50,000)	-
Repayment of related party loans	-	(52,612)
Repayment of convertible debentures	(735,000)	-
Repayment of capital leases obligations	(11,216)	(10,025)
Net cash used in financing activities	(195,216)	(62,637)

Net increase in cash and cash equivalents	371,847	(125,063)

Cash and cash equivalents – beginning of period	104,344	300,482

Cash and cash equivalents – end of period	$476,191	$175,419

Cash paid during period for:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECGNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the six months ended June 30, 2011:

a)  SilverSun Technologies, Inc (“the Company”) recorded a derivative liability of $105,000 related to a conversion features embedded in the $51,000 convertible note issued during the period to an executive officer of the Company.  The derivative liability was recorded as debt discount and the excess as an expense on the statement of operations as other income expense.

b) The Company issued warrants to a Company in exchange for financial services to be provided over one year with a fair value of $107,398. The Company recorded a prepaid expense and will amortize over the period of service.

c) On June 29, 2011, Mr. Meller forgave outstanding liabilities representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with a previous transaction in the amount of $1,338,967. Such amount is recorded as Additional Paid-In Capital in the accompanying balance sheet.

d) During the first three months of 2011, the Company made payments in the amount of $205,000 in accordance with the terms of the amendment. In April 2011, the Company paid YA Global $530,000 to satisfy any and all obligations owed to YA Global, including outstanding principal, accrued interest and liquidated damages.  As a result, the Company recorded a gain on extinguishment of debt in the amount of $1,461,660 in the accompanying statement of operations. Additionally, the Company recorded a gain on the extinguishment of the derivative liability associated with this convertible debenture in the amount of $767,279.

For the six months ended June 30, 2010:

a) The Company issued 150,000,000 shares of Class A Common stock for repayment of $15,000 in accrued expenses with a fair value of $19,500. The difference in the market value and $15,000 of accrued expenses was charged to beneficial interest in the amount of $4,500.

b) The Company issued 293,162,393 shares of Class A Common Stock for conversion of $34,300 of principal on outstanding debentures with YA Global Investments.

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

SilverSun Technologies, Inc. (the “Company”) is an information technology company, and a value added reseller and master developer for Sage Software’s MAS 90/200/500 and ERP X3 financial and accounting software as well as the publisher of its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company focuses on the business software and information technology consulting market, and is looking to acquire other companies in this industry. The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

In June 2011, the Company changed its name to SilverSun Technologies, Inc. The Company is publicly traded and is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SSNTD.”

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and June 30, 2010 and statements of cash flows for the six months ended June 30, 2011 and June 30, 2010.  These results are not necessarily indicative of the results to be expected for the full year.

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

Summary of Significant Accounting Policies

During 2011, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

The Company has suffered recurring operating losses and has negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financials statements do not include any adjustments that might result from this uncertainty. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
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

In addition to developing new products, obtaining new customers and increasing sales to existing customers, management plans to achieve continued profitability through acquisitions of companies in the business software and information technology consulting market with solid revenue streams, established customer bases, and generate positive cash flow.

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding warrants and beneficial conversion of related party accounts.

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$2,730,853	$(328,313)
Weighted-average common shares outstanding	4,504,992	3,360,793
Basic net income (loss) per share attributable to common Stockholders	$0.61	$(0.10)
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$2,730,853	$(328,313)
Weighted-average common shares outstanding	4,504,992	3,360,793
Incremental shares attributable to the common stock equivalents	101,277,181	-
Total adjusted weighted-average shares	105,782,173	3,360,793
Diluted net income (loss) per share attributable to common Stockholders	$0.03	$(0.10)

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$2,291,214	$(751,608)
Weighted-average common shares outstanding	4,447,028	3,432,716
Basic net income (loss) per share attributable to common Stockholders	$0.52	$(0.22)
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$2,291,214	$(751,608)
Weighted-average common shares outstanding	4,447,028	3,432,716
Incremental shares attributable to the common stock equivalents	101,277,181	-
Total adjusted weighted-average shares	105,724,210	3,432,716
Diluted net income (loss) per share attributable to common Stockholders	$0.02	$(0.22)

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE

In June 2003, the Company issued $30,000 in 5% convertible debentures and in September 2003 issued an additional $100,000 in 5% convertible debentures to private investors. The total outstanding principal balance of the convertible debentures as of June 30, 2011 and December 31, 2010 was $15,000, plus accrued interest of $7,297 and $6,925.

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

On November 9, 2010, the convertible debentures issued to YA Global were amended with the maturity date being extended to December 31, 2011. This amendment required an initial payment of $175,000 due on January 28, 2011 with additional monthly payments of $10,000 to be made for the following eleven months ending December 1, 2011. The remaining principal and all accrued interest was due on December 31, 2011. This agreement also modified and fixed the conversion price at $.0001, but is also subject to price protection features (see Note 5). The Debentures were not convertible during 2011, provided that the payments required by the amended agreement had been made in a timely fashion. During the first three months of 2011, the Company made payments in the amount of $205,000 in accordance with the terms of the amendment. In April 2011, the Company paid YA Global $530,000 to satisfy any and all obligations owed to YA Global, including outstanding principal, accrued interest and accrued liquidated damages.  As a result of the restructuring of the debt, the Company recorded a gain on the extinguishment  of $1,461,660, which is presented as other income in the accompanying statement of operations. Additionally, the Company recorded a gain on the extinguishment of the derivative liability associated with this convertible debenture in the amount of $767,279 (see Note 5).

NOTE 4 – CONVERTIBLE PROMISSORY NOTE – RELATED PARTY

On January 28, 2011, the Company issued a 7% $51,000 convertible promissory note to Mr. Mark Meller (“Meller Note”), the Company’s Chief Executive Officer. This note is not collateralized. The note and interest are due January 28, 2012. Any overdue principal or interest, which is not paid within ten (10) days from the due date, shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the lesser of (i) the maximum interest rate permitted by applicable law or (ii) twelve percent (12.00%). The Noteholder is entitled, at its option, to convert, at any time, until payment in full, all or any part of the principal amount of the Convertible Promissory Note, plus accrued interest, into (i) shares of the Company's Class B common stock, par value $0.0001 per share, at the conversion price of one (1) share of Class B common stock  of the Company for each dollar converted, or, alternatively, (ii) that number of shares of Class A common stock that such shares of Class B common stock noted in (i) above would convert into.  On May 17, 2011, the Board of Directors of the Company and the stockholders holding in the aggregate a majority of the outstanding capital stock of the Company entitled to vote approved by written consent the change in the conversion ratio at which the Class B common stock, from fifty percent (50%) of the lowest price ever paid for the issuance of Class A Common Stock to a fixed conversion of one thousand nine hundred seventy five (1,975) shares of Class A Common Stock for each one (1) share of Class B Common Stock (the “Ratio Change”). Therefore, the convertible promissory note will convert into 100,725,000 Class A Common stock upon the election of the note holder.

The conversion option embedded in the Meller Note was valued at the date of issuance to be $104,821 (see Note 5) and recorded as a free-standing financial instrument on the date of issuance.  The Company recorded additional expense related to the excess of the fair value of the instrument over the carrying value of the Meller Note at the date of issuance in the amount of $53,821 and a debt discount of $51,000.  The debt discount is being amortized to interest expense over the life of the note.  For the three and six months ended June 30, 2011 amortization of debt discount was $12,750 and $21,250, respectively. For the three and six months ended June 30, 2100, the Company recorded interest expense of $615 and $1,517, respectively. Accrued interest at June 30, 2011 was $1,517.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DERIVATIVE LIABILITIES

CONVERTIBLE DEBENTURES

The conversion feature associated with the Convertible Debentures represents an embedded derivative which the Company has accounted for as a free-standing financial instrument.  As of December 31, 2010 the embedded derivative amounted to $1,177,845. This amount was adjusted to $767,279 at April 12, 2011, the date of repayment of the convertible debentures. The $767,279 was recorded as a gain on the extinguishment of the derivative liability since the convertible debentures have been repaid. For the three and six months ended June 30, 2011 the Company recorded a gain on valuation of derivative in the amounts of $99,247 and $410,566, respectively, as compared to a loss on valuation of derivative in the amount of $447,327 for the three months ended June 30, 2010, and a gain of $182,756 for the six months ended June 30, 2010. The estimated fair value of the financial instruments has been calculated based on a Black-Scholes pricing model using the following assumptions:

	April 12, 2011	December 31, 2010
Fair market value of stock	$0.00013	$0.00013
Exercise price	$0.0001	$0.0001
Dividend yield	0.00%	0.00%
Risk free interest rate	0.24%	0.29%
Expected volatility	145.01%	183.32%
Expected life	0.71 Year	1 Year

CONVERTIBLE PROMISSORY NOTE

The conversion feature associated with the convertible promissory note represents an embedded derivative. At January 28, 2011 the Company recorded the conversion option as a liability, recorded a debt discount of $51,000, and charged Other Expense - Loss on Valuation of Derivative for $53,821, resulting primarily from calculation of the conversion price, and a derivative liability of $104,821. For the six months ended June 30, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $5,290 from the calculation of the derivative liability.

In May 2011 the conversion feature was modified, which resulted in the extinguishment of this derivative liability in the amount of $99,531 recorded through additional paid-in capital

The estimated fair value of the embedded derivative has been calculated based on a Black-Scholes pricing model using the following assumptions:

	May 17 , 2011	At Inception
Fair market value of stock	$0.00013	$0.00013
Exercise price	$0.00005	$0.00005
Dividend yield	0.00%	0.00%
Risk free interest rate	0.41%	0.24%
Expected volatility	169.92%	182.35%
Expected life	0.83 Year	1 Year

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - DUE TO RELATED PARTIES

On September 15, 2003, the Company entered into an employment agreement with Mr. Meller to serve as the Company's President and Chief Financial Officer for a term of five years. Mr. Meller agreed to defer payment of a portion of the monies due and owing him representing fixed compensation, which has been accrued on the Company’s balance sheet, and the one-time payment in connection with a previous transaction, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments.

On June 29, 2011, Mr. Meller forgave outstanding liabilities representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with a previous transaction in the amount of $1,338,967. Such amount is recorded as a contribution of capital in Additional Paid-In Capital in the accompanying balance sheet.

Total amounts owed to Mr. Meller as of June 30, 2011 and December 31, 2010, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with a previous transaction, totaled $2,470 and $1,293,941.

As of June 30, 2011, $2,470 of amounts owed relate to accrued interest on the convertible and non-convertible promissory notes due to Mark Meller.

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

On October 19, 2010, the Company borrowed $45,000 in exchange for a promissory note to Mr. Mark Meller, the Company’s President and Chief Executive Officer. This note is not collateralized, and carries an interest rate of 3% per annum on the unpaid balance. The note and interest are due January 1, 2012. The outstanding balance as of June 30, 2011 and December 31, 2010 was $45,000, plus accrued interest of $953 and $274, respectively.

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

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable, capital leases and various short-term borrowings.

·
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

·
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

·
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FAIR VALUE MEASUREMENTS (Continued)

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from December 31, 2010 through June 30, 2011 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at June 30, 2011:

Fair value, December 31, 2010	$(1,177,845)
Total gains or losses included in earnings:
Net change in unrealized gain (loss)	311,035
Purchases, sales, issuances, and settlements (net)	866,810
Transfers in/out of Level 3	-
-
Fair value, June 30, 2011	$-

NOTE 9 – PROMISSORY NOTES

On April 11, 2011 the Company entered into two promissory notes each in the face amount of $275,000 with two accredited investors.  Each note bears 7% interest and principal and interest has a maturity date of September 15, 2011. The Company can repay the notes at any time without penalty. These notes are secured by all of the Company’s assets. As partial consideration for the loans, the Company issued two shares of convertible preferred stock (one share to be issued to each Investor; the “shares”) mandatorily convertible into Class A common stock equal to 1% of the outstanding common stock at the time of conversion (no later than January 15, 2012) (see Note 10). On June 30, 2011, the Company made a partial payment in the amount of $50,000. Accrued interest at June 30, 2011 was $8,556.

NOTE 10 – STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

The Company issued to the each holder of the Promissory Notes one (1) share of Series A Convertible Preferred Stock, par value $1.00 per share having the rights, preferences, privileges, powers and restrictions set forth in the Certificate of Designation filed with the Secretary of State of Delaware. The Company has the right to convert, at its sole option, each share of Series A Convertible Preferred Stock into Class A Common Stock equal to 1% of the outstanding shares of Class A Common Stock at the time of conversion. The Company valued the Series A Convertible Preferred Stock at $22,886 representing 1% of the outstanding shares deliverable multiplied by the fair market value of the stock on the date of issuance and recorded as debt discount, which has been amortized to interest expense during 2011.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

On May 17, 2011, the Company filed an Information Statement with the Securities and Exchange Commission, pursuant to Section 14C of the Securities Exchange Act of 1934, to the holders of Class A common stock of SilverSun Technologies, Inc. to notify such Class A Stockholders that the Company received a unanimous written consent in lieu of a meeting of the holders of Series A Convertible Preferred Stock.  Each share of Series A Preferred has the equivalent of five billion (5,000,000,000) votes of Class A Common Stock.  Currently, there are two holders of Series A Preferred (together, the “Series A Stockholders”), each holding one share of Series A Preferred, resulting in the Series A Stockholders holding in the aggregate approximately 55.4% of the total voting power of all issued and outstanding voting capital of the Company (the “Majority Stockholders”).   The Series A Stockholders consented to perform the following:

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

5. The cancellation of Class C Common Stock, par value $.00001 per share.;

6. A change in the name of the Company from Trey Resources, Inc. to SilverSun Technologies, Inc.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 29, 2011, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

In June 2011, the Company changed its name to SilverSun Technologies, Inc. The Company focuses on the business software and information technology consulting market, and is looking to acquire other companies in this industry.  SWK Technologies, Inc. (“SWK Technologies”), the Company’s subsidiary and the surviving company from the acquisition and merger with SWK, Inc., is a New Jersey-based information technology company, value added reseller, and master developer of licensed accounting and financial software published by Sage Software.  SWK Technologies also publishes its own proprietary supply-chain software, the Electronic Data Interchange (EDI) solution “MAPADOC.”  SWK Technologies sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

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

The current quarter had significant developments that helped change the financial situation of the Company that will provide a basis for future growth.

•
For the six months ended June 30, 2011, sales increased 51% to $5,453,523 and the Company generated an operating profit of $319,035 as compared to an operating loss of $507,835 for the same period in the prior year;

•	The Company reduced its liabilities by $3,661,402;
•	The Company repaid YA Global and recorded a gain of $1,461,660 on extinguishment of these liabilities.
•	Mr. Mark Meller, the Company’s CEO, forgave $1,338,967 in liabilities due him; and
•	The Company completed a 1-for-1,811 reverse stock split of the Company’s issued and outstanding shares of Class A Common Stock;

Management is uncertain that it can generate sufficient cash to sustain its operations in the next twelve months, or beyond. There is no assurance that we will be able to generate sufficient revenues to be profitable, obtain adequate capital funding or continue as a going concern.

Plan of Operation

We continue to develop and increase our existing business by aggressively seeking new business, offering solutions to our customers, including our own proprietary EDI software.   We specialize in ERP software sales and implementation, programming, and training and technical support, aimed at improving the financial reporting and operational efficiencies of small and medium sized companies. The sale of our financial accounting software is concentrated in the northeastern United States, while our EDI software and programming services are sold to corporations nationwide.

Additionally, it is our intention to increase our business by seeking additional opportunities through potential acquisitions, partnerships or investments.  Such acquisitions, partnerships or investments may consume cash reserves or require additional cash or equity.  Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010

Revenues

All revenues reported by the Company are derived from the sales and service of Sage Software and MAPADOC products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with consulting and customer support and network services provided by the Company.

Revenues for the six months ended June 30, 2011, increased $1,837,376 (51%) to $5,453,523 as compared to $3,616,147 for the six months June 30, 2010.  These sales were all generated by the Company’s operating subsidiary, SWK Technologies.  This increase is primarily due to a significant increase in business as a result of strong marketing efforts and very competitive pricing as well a modest positive increase in economic conditions.  The largest increases were for consulting services and software.

Gross Profit

Gross profit for the six months ended June 30, 2011, increased $1,095,582 (86.2%) to $2,367,037, as compared to $1,271,455, for the six months ended June 30, 2010.  For the six months ended June 30, 2011, the gross profit percentage was 43.4%, as compared to 35.2% for the six months ended June 30, 2010.  The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carry a lower gross margin percentage while consulting revenues generate a higher gross profit.  The change in sales mix for the six ended June 30, 2011, resulted in gross profit being higher as a percent of sales as compared to the six months ended June 30, 2010.  This increase is primarily due the increase in consulting revenues.

Operating Expenses

Total operating expenses increased $268,712 (15.1%) to $2,048,002, for the six months ended June 30, 2011, as compared to $1,779,290 for the six months ended June 30, 2010.  This increase is mainly attributed to an increase in general and administrative professional and consulting fees, administrative salaries and marketing expenses.

Other Income

Total other income for the six months ended June 30, 2011 was $2,499,149, as compared to $120,409 for the six months ended June 30, 2010.  This change is primarily attributed to the gain on the extinguishment of debt and derivative liability as well as the market value change of derivatives related to price protections on conversion features associated with debt.

Net Income (Loss)

For six months ended June 30, 2011, the Company had net income of $2,818,184, as compared to a net loss of $387,426 for the six months ended June 30, 2010.  This change is primarily attributed to the gain on the extinguishment of debt and derivative liability as well as the market value change of derivatives related to price protections on conversion features associated with debt.

Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010

Revenues

Revenues for the three months ended June 30, 2011, increased $904,653 (50.6%) to $2,692,078, as compared to $1,787,425 for the three months ended June 30, 2010.  These sales were all generated by the Company’s operating subsidiary, SWK Technologies.  This increase is primarily due to a significant increase in business, primarily consulting revenues, as a result of strong marketing efforts and very competitive pricing as well a modest positive increase in economic conditions.

Gross Profit

Gross profit for the three months ended June 30, 2011, increased $506,639 (77%) to $1,164,983, as compared to $658,344, for the three months ended June 30. 2010.  For the three months ended June 30, 2011, the gross profit percentage was 43.3%, as compared to 36.8% for the three months ended June 30, 2010.  The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carry a lower gross margin percentage while consulting revenues generate a higher gross profit.  The change in sales mix for the quarter ended June 30, 2011, resulted in gross profit being higher as a percent of sales as compared to the quarter ended June 30, 2010.  This increase is primarily due the increase in consulting revenues.

Operating Expenses

Total operating expenses increased $109,941 (11.3%) to $1,080,835, for the three months ended June 30, 2011, as compared to $970,894 for the three months ended June 30, 2010.  This increase is mainly attributed to an increase in general and administrative expenses, professional and consulting fees and administrative salaries.

Other Income

Total other income for the three months ended June 30, 2011 was $2,268,383, as compared to other expense of $476,866, for the three months ended June 30, 2010.  This change is primarily attributed to the gain on the extinguishment of debt and derivative liability as well as the market value change of derivatives related to price protections on conversion features associated with debt.

Net Income (Loss)

For three months ended June 30, 2011, the Company had net income of $2,352,531, as compared to a net loss of $789,416 for the three months ended June 30, 2010.  This change was the result of the factors discussed above.

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

The Company has suffered recurring operating losses and current liabilities exceeded current assets as of June 30, 2011, and, as such, will require financing for working capital to meet its operating obligations.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

In addition to developing new products, obtaining new customers and increasing sales to existing customers, management plans to achieve profitability through acquisitions of companies in the business software and information technology consulting market with solid revenue streams, established customer bases, and positive cash flow. We anticipate that we will require financing on an ongoing basis for the foreseeable future.

In June 2003, the Company issued $30,000 in 5% convertible debentures and in September 2003, the Company issued an additional $100,000 in 5% convertible debentures to private investors. Total outstanding principal balance of the convertible debentures as of June 30, 2011 and December 31, 2010, was $15,000, plus accrued interest of $7,297 and $6,925.

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

On November 9, 2010, the convertible debentures issued to YA Global were amended with the maturity date being extended to December 31, 2011. This amendment required an initial payment of $175,000 due on January 28, 2011, with additional monthly payments of $10,000 to be made for the following eleven months ending December 1, 2011. The remaining principal and all accrued interest is due on December 31, 2011. This agreement also modified and fixed the conversion price at $.0001, but is also subject to price protection features. The Debentures are also not convertible during 2011, provided that the payments required by the amended agreement have been made in a timely fashion. During the first three months of 2011, the Company made payments in the amount of $205,000 in accordance with the terms of the amendment. In April 2011, the Company paid YA Global $530,000 to satisfy any and all obligations owed to YA Global, including outstanding principal, accrued interest and liquidated damages.  As a result, the Company recorded a gain on the extinguishment of debt in the amount of $1,461,660 and is recorded as other income in the accompanying statement of operations.

On April 11, 2011, the Company entered into two promissory notes each in the face amount of $275,000 (the “Loans”), with two accredited investors.  Each Note bears 7% interest and has a maturity date of September 15, 2011. These notes are secured by all of the Company’s assets. As partial consideration for the loans, the Company will issue, within 30 days of the Effective Date, two shares of convertible preferred stock (one share to be issued to each Investor; the “shares”) mandatorily convertible into Class A common stock equal to 1% of the outstanding common stock on a fully diluted basis at the time of conversion (no later than January 15, 2012).

During the six months ended June 30, 2011, the Company had a net increase in cash of $371,847. The Company's principal sources and uses of funds were as follows:

Cash provided by ( used in) operating activities

SilverSun provided $596,625 in cash for operating activities for the six months ended June 30, 2011, as compared to using $18,545 of cash for operating activities for the six months ended June 30, 2011. This increase in cash used in operating activities is primarily attributed to the increased operating income for the six months ended June 30, 2011, and an increase in cash from deferred revenues partially offset by an increase in accounts receivable.

Cash used in investing activities

Investing activities for the six months ended June 30, 2011, used cash of $29,562, as compared to using $43,881 of cash for the six months ended June 30, 2010. This decrease in cash used is attributed to lower purchases of property, plant and equipment.

Cash provided by (used in) financing activities

Financing activities for the six months ended June 30, 2011, used cash of of $195,216,  as compared to using $62,637 of cash for the six months ended June 30, 2010. This increase in cash used is primarily attributed to the payoff of YA Global convertible debentures offset partially by net proceeds from promissory notes.

Off Balance Sheet Arrangements

During the six months ended June 30, 2011, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer (“CEO”) and principal financial officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on this evaluation, the CEO and CFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Other than disclosed above, there were no unregistered sales of equity securities during the period ended June 30, 2011, that were not otherwise required to be disclosed in a current report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

Item 6.  Exhibits.

3.1	Fourth Amended and Restated Certificate of Incorporation, dated June 27, 2011 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2011)
3.2	Amended and Restated Bylaws, dated June 28, 2011 (as filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2011)
3.2
Certificate of Designation of Series A Convertible Preferred Stock filed with Delaware Secretary of State on May 5, 2011(as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 12, 2011)

10.1
Form of Promissory Note dated April 11, 2011 executed by the Company in favor the investor named therein (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on April 15, 2011)

10.2	Form of Preferred Stock Agreement (as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 12, 2011)
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERSUN TECHNOLOGIES, INC.

Dated: August 4, 2011	By:	/s/ Mark Meller
Mark Meller
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)