Form 10-Q
period 2011-09-30
SilverSun Technologies, Inc.
filed 2011-11-10
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

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

As of November 9, 2011, there were 4,785,037 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.
 (formerly known as Trey Resources, Inc.)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

  SILVER SUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2011	December 31, 2010

Current assets:
Cash and cash equivalents	$587,424	$104,344
Accounts receivable, net of allowance of $41,000 and $41,000	1,050,249	489,280
Inventories	15,285	15,285
Prepaid expenses and other current assets	234,983	189,718
Total current assets	1,887,941	798,627

Property, plant and equipment, net of accumulated depreciation of $571,064 and $498,212	155,517	156,621
Deposits and other assets	70,916	65,866

Total assets	$2,114,374	$1,021,114

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,029,037	$1,081,201
Accrued interest	16,265	660,501
Due to related parties	3,705	1,293,341
Capital leases	73,233	55,565
Deferred revenue	1,236,667	486,019
Promissory notes	450,000	-
Notes payable to related parties	40,000	45,000
Convertible promissory note – related party, net of discount of $17,000	34,000	-
Convertible debentures	15,000	1,334,000
Derivative liabilities	-	1,177,845
Total current liabilities	2,897,907	6,133,472

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; No shares issued and outstanding	-	-
Series A Preferred Stock, 1.00 par value; authorized 2 shares; 2 shares issued and outstanding	22,886	-
Series B Preferred Stock, 1.00 par value; authorized 1 share; 1 shares issued and outstanding	1	-
Common stock:
Class A – par value $.0001; authorized 750,000,000 shares; 4,785,037 and 4,723,119 shares issued and outstanding	479	472
Class B – par value $.0001: authorized 50,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	9,347,539	7,845,651
Accumulated deficit	(10,207,103)	(12,913,304)
Total SilverSun stockholders’ deficit	(836,198)	(5,067,181)
Non-controlling interest in SWK Technologies, Inc.	52,665	(45,177)

Total stockholders’ deficit	(783,533)	(5,112,358)
Total liabilities and stockholders’ deficit	$2,114,374	$1,021,114

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenues:
Product, net	$356,909	$219,369	$1,553,861	$922,426
Service. net	2,014,891	1,688,847	6,271,462	4,601,937
Total revenues, net	2,371,800	1,908,216	7,825,323	5,524,363

Cost of revenues:
Product	146,447	104,730	790,480	484,019
Service	1,214,116	970,050	3,656,569	2,935,453
Cost of revenues	1,360,563	1,074,780	4,447,049	3,419,472

Gross profit	1,011,237	833,436	3,378,274	2,104,891

Selling, general and administrative expenses:
Selling expenses	450,345	382,831	1,307,193	1,179,251
General and administrative expenses	527,701	539,127	1,666,543	1,479,505
Depreciation and amortization	22,548	19,164	74,860	61,656

Total selling, general and administrative expenses	1,000,594	941,122	3,048,596	2,720,412

Income (loss) from operations	10,643	(107,686)	329,678	(615,521)

Other income (expense):
Gain (loss) on revaluation of derivatives	-	866,084	362,035	1,048,840
Gain on extinguishment of debt and derivative liability	-	-	2,228,939	-
Interest expense, net	(24,784)	(27,613)	(116,609)	(89,960)
Total other income (expense)	(24,784)	838,471	2,474,365	958,880

Net income (loss)	(14,141)	730,785	2,804,043	343,359

Net income (loss) attributable to the Noncontrolling interest in SWK Technologies	10,511	(3,136)	97,842	(62,249)

Net income (loss) attributable to SilverSun Technologies	$(24,652)	$733,921	$2,706,201	$405,608

Net income (loss) per common share:
Basic	$(0.01)	$0.21	$0.60	$0.12
Fully diluted	$(0.01)	$0.13	$0.03	$0.07

Weighted average shares:
Basic	4,492,578	3,571,175	4,500,809	3,431,691
Diluted	4,492,578	5,521,811	105,777,990	5,521,811

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$2,804,043	$343,359
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	74,860	61,656
Amortization of debt discount	56,886	-
Gain on extinguishment of debt and derivative liability	(2,228,939)	-
Other	-	4,500
Gain on revaluation of derivative liability	(362,035)	(1,048,840)
Return of shares for services not rendered	(65,000)	-
Share-based compensation	21,000	-

Changes in assets and liabilities:
Accounts receivable	(560,969)	33,427
Inventory	-	(24,060)
Prepaid expenses and other current assets	55,076	(36,604)
Accounts payable and accrued expenses	146,741	239,958
Accrued interest	34,519	77,557
Deferred revenue	750,648	(16,879)
Due to related parties	49,330	253,089
Net cash provided by (used in) operating activities	776,160	(112,837)

Cash flows from investing activities:
Purchase of property and equipment	(71,748)	(43,881)
Net cash used in investing activities	(71,748)	(43,881)

Cash flows from financing activities:
Proceeds from convertible promissory note – related party	51,000	-
Proceeds from promissory notes	550,000	-
Proceeds from note payable to related party	-	25,000
Repayment of note payable to related party	(5,000)
Repayment of promissory notes	(100,000)	-
Repayment of related party loans	-	(75,405)
Repayment of convertible debentures	(735,000)	-
Principal payments under capital leases obligations	17,668	(21,650	) )
Net cash used in financing activities	(221,332)	(72,055)

Net increase in cash and cash equivalents	483,080	(228,773)

Cash and cash equivalents – beginning of period	104,344	300,482

Cash and cash equivalents – end of period	$587,424	$71,709

Cash paid during period for:
Interest expense	$8,395	$-
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECGNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the nine months ended September 30, 2011:

a)  SilverSun Technologies, Inc (“the Company”) recorded a derivative liability of $105,000 related to a conversion feature embedded in the $51,000 convertible note issued during the period to an executive officer of the Company.  The derivative liability was recorded as debt discount and the excess as an expense on the statement of operations as other income expense.

b) The Company issued warrants to a Company in exchange for financial services to be provided over one year with a fair value of $107,398. The Company recorded a prepaid expense and will amortize over the period of service.

c) On June 29, 2011, Mr. Meller forgave outstanding liabilities representing unpaid salary, unpaid expense and auto allowances, and a one-time payment in connection with a previous transaction in the amount of $1,338,967. Such amount is recorded as Additional Paid-In Capital in the accompanying balance sheet.

For the nine months September 30, 2010:

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

SilverSun Technologies, Inc. (the “Company”) is an information technology company, and a value added reseller and master developer for Sage Software’s MAS 90/200/500 and ERP X3 financial and accounting software as well as the publisher of its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company focuses on the business software and information technology consulting market, and is looking for other opportunities to grow its business. The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

In June 2011, the Company changed its name to SilverSun Technologies, Inc. The Company is publicly traded and is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SSNTA.”

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of September 30, 2011, the results of operations for the three and nine months ended September 30, 2011 and September 30, 2010 and statements of cash flows for the nine months ended September 30, 2011 and September 30, 2010.  These results are not necessarily indicative of the results to be expected for the full year.

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

The Company has suffered recurring operating losses and has negative working capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty. The recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn, is dependent upon the Company's ability to raise capital and/or generate positive cash flows from operations.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (Continued)

See Note 10 to the Financial Statements wherein the Company entered into two promissory notes (each a “Note” and together the “Notes”) each in the face amount of $275,000 (each a “Loan” and together the “Loans”), with two accredited investors. The proceeds from these Notes were used by the Company to satisfy all obligations of any type owed to YA Global.

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

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$2,706,201	$405,608
Weighted-average common shares outstanding	4,500,839	3,431,691
Basic net income (loss) per share attributable to common Stockholders	$0.60	$0.12
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$2,706,201	$405,608
Weighted-average common shares outstanding	4,500,839	3,431,691
Incremental shares attributable to the common stock equivalents	101,277,181	2,090,120
Total adjusted weighted-average shares	105,777,990	5,521,811
Diluted net income (loss) per share attributable to common Stockholders	$0.03	$0.07

	Three Months Ended	Three Months Ended
	September 30, 2011	September 30, 2010
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$(24,652)	$733,921
Weighted-average common shares outstanding	4,492,578	3,571,175
Basic net income (loss) per share attributable to common Stockholders	$(0.01)	$0.21
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$(24,652)	$733,921
Weighted-average common shares outstanding	4,492,578	3,571,175
Incremental shares attributable to the common stock equivalents	-	1,950,636
Total adjusted weighted-average shares	4,492,578	5,521,811
Diluted net income (loss) per share attributable to common Stockholders	$(0.01)	$0.13

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CONVERTIBLE DEBENTURES PAYABLE

In June 2003, the Company issued $30,000 in 5% convertible debentures and in September 2003 issued an additional $100,000 in 5% convertible debentures to private investors (the June 2003 convertible debenture and the September 2003 convertible debenture together the “Convertible Debentures”. The total outstanding principal balance of the Convertible Debentures as of September 30, 2011 and December 31, 2010 was $15,000, plus accrued interest of $7,486 and $6,925.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P (YA Global). Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures, which are convertible into shares of the Company’s Class A Common Stock. Two such debentures were issued on December 30, 2005 for an aggregate of $1,759,047, interest payable at the rate of 7.5% per annum, and included a debenture that was issued on May 6, 2006 equal to $600,000 with interest payable at the rate of 7.5% per annum (the December 30, 2005 and May 6, 2006 convertible debenture together the “YA Convertible Debentures”).  As of December 31, 2010, the YA Convertible Debentures were $1,319,000.

During the first three months of 2011, the Company made payments in the amount of $205,000. In April 2011, the Company paid YA Global $530,000 to satisfy any and all obligations owed to YA Global, including outstanding principal, accrued interest and accrued liquidated damages.  As a result of the restructuring of the debt, the Company recorded a gain on the extinguishment of $1,461,660, which is presented as other income in the accompanying statement of operations. Additionally, the Company recorded a gain on the extinguishment of the derivative liability associated with this convertible debenture in the amount of $767,279 (see Note 5).

NOTE 4 – CONVERTIBLE PROMISSORY NOTE – RELATED PARTY

On January 28, 2011, the Company issued a 7% $51,000 convertible promissory note to Mr. Mark Meller (“Meller Note”), the Company’s Chief Executive Officer. This note is not collateralized. The note and interest are due January 28, 2012. Any overdue principal or interest, which is not paid within ten (10) days from the due date, shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the lesser of (i) the maximum interest rate permitted by applicable law or (ii) twelve percent (12.00%). The Noteholder is entitled, at its option, to convert, at any time, until payment in full, all or any part of the principal amount of the Meller Note, plus accrued interest, into (i) shares of the Company's Class B common stock, par value $0.0001 per share (“Class B Common Stock”), at the conversion price of one (1) share of Class B Common Stock  of the Company for each dollar converted, or, alternatively, (ii) that number of shares of Class A Common Stock that such shares of Class B Common Stock noted in (i) above would convert into.  On May 17, 2011, the Board of Directors of the Company and the stockholders holding in the aggregate a majority of the outstanding capital stock of the Company entitled to vote approved by written consent the change in the conversion ratio at which the Class B Common Stock, from fifty percent (50%) of the lowest price ever paid for the issuance of Class A Common Stock to a fixed conversion of one thousand nine hundred seventy five (1,975) shares of Class A Common Stock for each one (1) share of Class B Common Stock (the “Ratio Change”). Therefore, the Meller Note could convert into 100,725,000 Class A Common Stock upon the election of the note holder.

The conversion option embedded in the Meller Note was valued at the date of issuance to be $104,821 (see Note 5) and recorded as a free-standing financial instrument on the date of issuance.  The Company recorded additional expense related to the excess of the fair value of the instrument over the carrying value of the Meller Note at the date of issuance in the amount of $53,821 and a debt discount of $51,000.  The debt discount is being amortized to interest expense over the life of the note.  For the three and nine months ended September 30, 2011 amortization of debt discount was $12,750 and $34,000, respectively. For the three and nine months ended September 30, 2011, the Company recorded interest expense of $912 and $2,430, respectively. Accrued interest at September 30, 2011 was $2,430.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DERIVATIVE LIABILITIES

CONVERTIBLE DEBENTURES

Conversion features associated with the extinguished Convertible Debentures represented an embedded derivative which the Company had accounted for as a free-standing financial instrument.  As of December 31, 2010 the embedded derivative amounted to $1,177,845. This amount was adjusted to $767,279 at April 12, 2011, the date of repayment of the YA Global Convertible Debentures. The $767,279 was recorded as a gain on the extinguishment of the derivative liability since the YA Global Convertible Debentures have been repaid. For the three and nine months ended September 30, 2011 the Company recorded a gain on valuation of derivative in the amounts of $-0- and $410,566, respectively, as compared to a gains on valuation of derivative in the amounts of $866,084 and $1,048,840 for the three and nine months ended September 30, 2010, respectively. The estimated fair value of the financial instruments has been calculated based on a Black-Scholes pricing model using the following assumptions:

	April 12, 2011	December 31, 2010
Fair market value of stock	$0.00013	$0.00013
Exercise price	$0.0001	$0.0001
Dividend yield	0.00%	0.00%
Risk free interest rate	0.24%	0.29%
Expected volatility	145.01%	183.32%
Expected life	0.71 Year	1 Year

CONVERTIBLE PROMISSORY NOTE

The conversion feature associated with the Meller Note represents an embedded derivative. At January 28, 2011 the Company recorded the conversion option as a liability, recorded a debt discount of $51,000, and charged Other Expense - Loss on Valuation of Derivative for $53,821, resulting primarily from calculation of the conversion price, and a derivative liability of $104,821. For the nine months ended September 30, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $5,290 from the calculation of the derivative liability.

In May 2011 the conversion feature was modified, which resulted in the extinguishment of this derivative liability in the amount of $99,531 recorded through additional paid-in capital

The estimated fair value of the embedded derivative had been calculated based on a Black-Scholes pricing model using the following assumptions:

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

Total amounts owed to Mr. Meller as of September 30, 2011 and December 31, 2010, representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with a previous transaction, totaled $3,705 and $1,293,941.

As of September 30, 2011, the amount of $3,705 owed to Mr. Meller represents accrued interest on the convertible and non-convertible promissory notes.

NOTE 7 – NOTES PAYABLE TO RELATED PARTIES

On October 19, 2010, the Company borrowed $45,000 in exchange for a promissory note to Mr. Mark Meller, the Company’s President and Chief Executive Officer. This note is not collateralized, and carries an interest rate of 3% per annum on the unpaid balance. The note and interest are due January 1, 2012. The outstanding balances as of September 30, 2011 and December 31, 2010 were $40,000 and $45,000, plus accrued interest of $1,276 and $274, respectively.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - FAIR VALUE MEASUREMENTS (Continued)

The following table provides a summary of the changes in fair value of our Level 3 financial liabilities from December 31, 2010 through September 30, 2011 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at September 30, 2011:

Fair value, December 31, 2010	$(1,177,845)
Total gains or losses included in earnings:
Net change in unrealized gain (loss), net	415,856
New issuances	(104,821)
Debt extinguishment	767,279
Meller promissory note	99,531
-
Fair value, September 30, 2011	$-

NOTE 9 – PROMISSORY NOTES

On April 11, 2011 the Company entered into two promissory notes (each a “Note” and together the “Notes”) each in the face amount of $275,000 with two accredited investors, totaling $550,000 (each a “Loan” and together the “Loans”).  Each Note bears 7% interest and principal and interest has a maturity date of September 15, 2011. The Company can repay the Notes at any time without penalty. These notes are secured by all of the Company’s assets. As partial consideration for the loans, the Company issued two shares of Series A convertible preferred stock, par value $1.00 per share (the “Series A Convertible Preferred Stock”) (one share to be issued to each investor mandatorily convertible into Class A Common Stock equal to 1% of the outstanding common stock at the time of conversion (no later than January 15, 2012) (see Note 10). The total outstanding principal balance of the Notes as of September 30, 2011 was $450,000, plus accrued interest of $8,779. For the three and nine months ended September 30, 2011, the Company recorded interest expense of $8,619 and $17,134, respectively. The due date for the Notes was extended to November 4, 2011 when these notes were paid in full (See Note 11 – Subsequent Events). The Company’s Chief Executive Officer, Mr. Mark Meller, agreed to personally guarantee the repayment of the Notes (See Series B Preferred Stock in Note 10).

NOTE 10 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company issued to the each holder of the Notes one (1) share of Series A Convertible Preferred Stock, having the rights, preferences, privileges, powers and restrictions set forth in the Certificate of Designation filed with the Secretary of State of Delaware. The Company has the right to convert, at its sole option, each share of Series A Convertible Preferred Stock into Class A Common Stock equal to 1% of the outstanding shares of Class A Common Stock at the time of conversion. The Company valued the Series A Convertible Preferred Stock at $22,886 representing 1% of the outstanding shares deliverable multiplied by the fair market value of the stock on the date of issuance and recorded as debt discount, which has been amortized to interest expense during 2011. Each one share of Series A Preferred Stock shall entitle the Series A Holder to voting rights equal to 2,666,667 votes of Class A Common Stock.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Series B Preferred Stock

On September 23, 2011, SilverSun Technologies, Inc., entered into a Series B preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) with the Company’s Chief Executive Officer, Mr. Mark Meller (the “Series B Holder”), pursuant to which the Series B Holder was issued the only one (1) authorized share of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”).  The Series B Holder was issued one (1) share of Series B Preferred Stock as partial consideration for such Series B Holder’s agreement to personally guarantee the repayment of two promissory notes (the “Notes”), dated April 11, 2011, each in the principal face amount of $275,000, for an aggregate principal sum of $550,000 the terms of which are incorporated by reference herein as Exhibit 10.1.

The Series B Preferred Stock has the rights, privileges, preferences and restrictions set for in the Certificate of Designation (the “Certificate of Designation”) filed by the Corporation with the Secretary of State of the State of Delaware (“Delaware Secretary of State”) on September 23, 2011.

Each one (1) share of the Series B Preferred shall have voting rights equal to (x) the total issued and outstanding Common Stock and preferred stock eligible to vote at the time of the respective vote divided by (y) forty nine one-hundredths (0.49) minus (z) the total issued and outstanding Common Stock  and preferred stock eligible to vote at the time of the respective vote.  For the avoidance of doubt, if the total issued and outstanding Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of the Series B Preferred Stock shall be equal to 5,204,082 (e.g. (5,000,000 / 0.49) – 5,000,000 = 5,204,082).

Common Stock

On May 17, 2011, the Company filed an Information Statement with the Securities and Exchange Commission, pursuant to Section 14C of the Securities Exchange Act of 1934, to the holders of Class A Common Stock (the “Series A Stockholders”) of SilverSun Technologies, Inc. to notify such Series A Stockholders that the Company received a unanimous written consent in lieu of a meeting of the holders of Series A Convertible Preferred Stock (“Series A Preferred”).  Each share of Series A Preferred has the equivalent of five billion (5,000,000,000) votes of Class A Common Stock.  Currently, there are two holders of Series A Preferred (together, the “Series A Stockholders”), each holding one share of Series A Preferred, resulting in the Series A Stockholders holding in the aggregate approximately 55.4% of the total voting power of all issued and outstanding voting capital of the Company (the “Majority Stockholders”).   The Series A Stockholders consented to perform the following:

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

5. The cancellation of Class C Common Stock, par value $.00001 per share.;

6. A change in the name of the Company from Trey Resources, Inc. to SilverSun Technologies, Inc.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SUBSEQUENT EVENTS

Line of Credit

In October the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000. Interest on outstanding balances is payable daily at an interest rate that is two and three quarters percentage points (2.75%) above the Prime Rate. The Company’s interest rate was 6% at September 30, 2011. The Company paid a $5,000 documentation fee for this loan.  The line was collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s CEO.  The credit facility required the Company to pay a monitoring fee of 0.315% of eligible collateral to be paid monthly. An annual facility fee equal to one percent (1%) of the Maximum Credit is assessed upon the initial funding, annually thereafter. The term of the agreement is for three years and expires in October 2014.

Repayment of Promissory Notes

On November 4,  2011, the Company paid off the Promissory Notes and accrued interest by borrowing against the Line of Credit and cash from operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This year had significant developments that helped change the financial situation of the Company that will provide a basis for future growth.

·
For the nine months ended September 30, 2011, sales increased 42% to $7,825,323 and the Company generated an operating profit of $329,678 as compared to an operating loss of $615,521 for the same period in the prior year;

·	The Company reduced its liabilities by $3,183,815;
·	The Company repaid YA Global and recorded a gain of $1,461,660 on extinguishment of these liabilities.
·	Mr. Mark Meller, the Company’s Chief Executive Officer, forgave $1,338,967 in liabilities due him; and
·	The Company completed a 1-for-1,811 reverse stock split of the Company’s issued and outstanding shares of Class A Common Stock;

Plan of Operation

We continue to develop and increase our existing business by aggressively seeking new business and offering solutions to our customers, including our own proprietary EDI software.   We specialize in ERP software sales and implementation, programming, and training and technical support, aimed at improving the financial reporting and operational efficiencies of small and medium sized companies. The sale of our financial accounting software is concentrated in the northeastern United States, while our EDI software and programming services are sold to corporations nationwide.

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

Nine Months Ended September 30, 2011 as Compared to the Nine Months Ended September 30, 2010

Revenues

All revenues reported by the Company are derived from the sales and service of Sage Software, MAPADOC, and other third-part software products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with consulting and customer support and network services provided by the Company.

Revenues for the nine months ended September 30, 2011, increased $2,300,960 (41.7%) to $7,825,323, as compared to $5,524,363 for the nine months September 30, 2010.  These sales were all generated by the Company’s operating subsidiary, SWK Technologies.  This increase is primarily due to a significant increase in business as a result of strong marketing efforts and very competitive pricing as well as the Company’s investment in its Sage ERP X3 practice.  The largest increases were for consulting services and software.

Gross Profit

Gross profit for the nine months ended September 30, 2011, increased $1,273,383 (60.5%) to $3,378,274, as compared to $2,104,891, for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, the gross profit percentage was 43.2%, as compared to 38.1% for the nine months ended September 30, 2010.  The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carry a lower gross margin percentage while consulting revenues generate a higher gross profit.  The change in sales mix for the nine ended September 30, 2011, resulted in gross profit being higher as a percent of sales as compared to the nine months ended September 30, 2010.  This increase is primarily due the increase in consulting revenues.

Operating Expenses

Total operating expenses increased $328,184 (12.1%) to $3,048,596, for the nine months ended September 30, 2011, as compared to $2,720,412 for the nine months ended September 30, 2010.  This increase is mainly attributed to an increase in general and administrative professional and consulting fees, administrative salaries and marketing expenses.

Other Income

Total other income for the nine months ended September 30, 2011 was $2,474,365, as compared to $958,880 for the nine months ended September 30, 2010.  This change is primarily attributed to the gain on the extinguishment of debt and derivative liability as well as the market value change of derivatives related to price protections on conversion features associated with debt.

Net Income (Loss)

For nine months ended September 30, 2011, the Company had net income of $2,804,043, as compared to net income of $343,359 for the nine months ended September 30, 2010.  This change is primarily attributed to the gain on the extinguishment of debt and derivative liability as well as the market value change of derivatives related to price protections on conversion features associated with debt.

Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010

Revenues

Revenues for the three months ended September 30, 2011 increased $463,584 (24.3%) to $2,371,800, as compared to $1,908,216 for the three months September 30, 2010.  These sales were all generated by the Company’s operating subsidiary, SWK Technologies.  This increase is primarily due to a significant increase in business, primarily consulting revenues, as a result of strong marketing efforts and very competitive pricing as well as the Company’s investment in its Sage ERP X3 practice.

Gross Profit

Gross profit for the three months ended September 30, 2011, increased $177,801 (21.3%) to $1,011,237, as compared to $833,436, for the three months ended September 30. 2010.  For the three months ended September 30, 2011, the gross profit percentage was 42.6%, as compared to 43.7% for the three months ended September 30, 2010. The increase in gross profit is primarily the result of the increase in business for the period.

Operating Expenses

Total operating expenses increased $59,472 (6.3%) to $1,000,594, for the three months ended September 30, 2011, as compared to $941,122 for the three months ended September 30, 2010.  This increase is mainly attributed to an increase in selling expenses.

Other Income

Total other expense for the three months ended September 30, 2011 was $24,784, as compared to other income of $838,471, for the three months ended September 30, 2010.  This change is primarily attributed to the gain on the valuation of the derivative in the three month period ended September 30, 2010.

Net Income (Loss)

For three months ended September 30, 2011, the Company had a net loss of $13,753, as compared to net income of $730,785 for the three months ended September 30, 2010.  This change was primarily the result of the gain in the valuation of the derivative during the three months ended September 30, 2010.

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

The Company has suffered recurring operating losses and current liabilities exceeded current assets as of September 30, 2011.  The recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheet is dependent upon continued operations of the Company.

In addition to developing new products, obtaining new customers and increasing sales to existing customers, management plans to achieve profitability through acquisitions of companies in the business software and information technology consulting market with solid revenue streams, established customer bases, and positive cash flow.

In June 2003, the Company issued $30,000 in 5% convertible debentures and in September 2003, the Company issued an additional $100,000 in 5% convertible debentures to private investors. Total outstanding principal balance of the convertible debentures as of September 30, 2011 and December 31, 2010, was $15,000, plus accrued interest of $7,486 and $6,925.

On December 30, 2005, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P (YA Global). Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures, which are convertible into shares of the Company’s Class A common stock. Two such debentures were issued on December 30, 2005 for an aggregate of $1,759,047, interest payable at the rate of 7.5% per annum, and included a debenture was issued on May 6, 2006 equal to $600,000 with interest payable at the rate of 7.5% per annum (the “YA Global Debentures”).

On November 9, 2010, the YA Global Convertible Debentures to YA Global were amended with the maturity date being extended to December 31, 2011. This amendment required an initial payment of $175,000 due on January 28, 2011, with additional monthly payments of $10,000 to be made for the following eleven months ending December 1, 2011. The remaining principal and all accrued interest is due on December 31, 2011. This agreement also modified and fixed the conversion price at $.0001, but is also subject to price protection features. The YA Global Debentures are also not convertible during 2011, provided that the payments required by the amended agreement have been made in a timely fashion. During the first three months of 2011, the Company made payments in the amount of $205,000 in accordance with the terms of the amendment. In April 2011, the Company paid YA Global $530,000 to satisfy any and all obligations owed to YA Global, including outstanding principal, accrued interest and liquidated damages.  As a result, the Company recorded a gain on the extinguishment of debt in the amount of $1,461,660 and is recorded as other income in the accompanying statement of operations.

On April 11, 2011, the Company entered into two promissory notes (each a “Note” and together the “Notes”) each in the face amount of $275,000 (the “Loans”), with two accredited investors.  Each Note bears 7% interest and has a maturity date of September 15, 2011. These notes are secured by all of the Company’s assets. As partial consideration for the Loans, the Company issued two shares of Series A convertible preferred stock, par value $1.00 per share (the “Series A Convertible Preferred Stock”), one share to be issued to each investor mandatorily convertible into Class A Common Stock equal to 1% of the outstanding common stock at the time of conversion (no later than January 15, 2012).

In October the Company negotiated a line of credit from a commercial bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000. Interest on outstanding balances is payable daily at an interest rate that is two and three quarters percentage points (2.75%) above the Prime Rate. The Company’s interest rate was 6% at September 30, 2010. The Company paid a $5,000 documentation fee for this loan.  The line was collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Mark Meller.  The credit facility required the Company to pay a monitoring fee of 0.315% of eligible collateral to be paid monthly. An annual facility fee equal to one percent (1%) of the Maximum Credit is assessed upon the initial funding, annually thereafter. The Company has not yet borrowed against this line. The term of the agreement is for three years and expires in October 2014.

During the nine months ended September 30, 2011, the Company had a net increase in cash of $483,080. The Company's principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities

The Company provided $776,160 in cash for operating activities for the nine months ended September 30, 2011, as compared to using $112,837 of cash for operating activities for the nine months ended September 30, 2011. This increase in cash used in operating activities is primarily attributed to the increased operating income for the nine months ended September 30, 2011, and an increase in cash from deferred revenues partially offset by an increase in accounts receivable.

Cash used in investing activities

Investing activities for the nine months ended September 30, 2011 used cash of $71,748, as compared to using $43,881 of cash for the nine months ended September 30, 2010. This increase in cash used is attributed to the increase in purchases of property, plant and equipment.

Cash provided by (used in) financing activities

Financing activities for the nine months ended September 30, 2011 used cash of $221,332, as compared to using $72,055 of cash for the nine months ended September 30, 2010. This increase in cash used is primarily attributed to the payoff of YA Global convertible debentures offset partially by net proceeds from promissory notes.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2011, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures

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

Item 1.  Legal Proceedings

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

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 29, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Other than disclosed above, there were no unregistered sales of equity securities during the period ended September 30, 2011, that were not otherwise required to be disclosed in a current report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Item 6.  Exhibits

3.1	Fourth Amended and Restated Certificate of Incorporation, dated June 27, 2011 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 30, 2011)
3.2	Amended and Restated Bylaws, dated June 28, 2011*
4.1	Certificate of Designation of Series A Convertible Preferred Stock filed with Delaware Secretary of State on May 5, 2011(as filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 12, 2011)
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

SILVERSUN TECHNOLOGIES, INC.

Dated: November 10, 2011	By:	/s/ Mark Meller
Mark Meller
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)