Form 10-K
period 2011-12-31
SilverSun Technologies, Inc.
filed 2012-03-29
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50302

SILVERSUN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

New Jersey	16-1633636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Regent Street Livingston, NJ 07039
(Address of principal executive offices)

(973) 958-9555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $0.001

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on a closing price of $.23 on June 30, 2011 was approximately $1,015,141. As of March 20, 2012, the registrant had 116,413,069 shares of its common stock, par value $0.001, outstanding.

Documents Incorporated By Reference: None.

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

PART I

Item 1. Business.

Background

SilverSun Technologies, Inc., a Delaware corporation (the “Company” or “SilverSun”), was incorporated on October 3, 2002, as a wholly owned subsidiary of iVoice, Inc. (“iVoice”).  On February 11, 2004, the Company was spun off from iVoice, Inc. and became an independent publicly traded company.  On September 5, 2003, we changed our corporate name to Trey Resources, Inc.  In March 2004, Trey Resources, Inc. began trading on the Over-the-Counter Bulletin board (the “OTCBB”) under the symbol TYRIA.OB. In June 2011, the Company changed its name to SilverSun Technologies, Inc. The Company is publicly traded and is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SSNT.”

In June 2004, our wholly-owned subsidiary, SWK Technologies, Inc., a New Jersey-based information technology company, completed a merger with SWK, Inc., a value added reseller and master developer for Sage Software’s MAS 90/200/500 financial accounting software as well as the publisher of its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC.”  Until its acquisition of SWK, Inc. on June 2, 2004, the Company was engaged in the design, manufacture, and marketing of specialized telecommunication equipment. With the acquisition of SWK and as part of its plan to expand into new markets, the Company transformed into an information technology company, and a value added reseller and master developer for Sage Software’s MAS 90/200/500 and ERP X3 financial and accounting software as well as the publisher of its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company focuses on the business software and information technology consulting market, and is looking for other opportunities to grow its business. The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

 On June 2, 2006, SWK Technologies, Inc. completed the acquisition of certain assets of AMP-Best Consulting, Inc. of Syracuse, New York.  AMP-Best Consulting, Inc. is an information technology company and value added reseller of licensed accounting software published by Sage Software.  AMP-Best Consulting, Inc. sold services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, with special emphasis on companies located in the upstate New York region.

Our principal offices and facilities are located at 5 Regent Street, Suite 520, Livingston, NJ  07039 and our telephone number is (973) 758-9555. The Company is publicly traded and is currently traded on the OTCBB under the symbol “SSNT.”

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

Markets

Financial Accounting Software.

In the financial accounting software market, we focus on providing enterprise solutions to small- and medium-sized businesses (“SMB”) with less than $250 million of annual revenue, primarily in the manufacturing and distribution industries.  The SMB market is comprised of thousands of companies within the New York region alone.

While several local and regional competitors exist in the various geographic territories where we conduct business, we believe we  have a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services. We are one of the larger Sage resellers in the United States.   While there are numerous national, regional, and local competitors that could be compared to us in scale, size, geographical reach, and target markets for the resale of Sage products, there is no one dominant competitor or dominant group of competitors with whom we compete for contracts or assignments on a regular basis.  There are also numerous competitors who publish and/or resell competing product lines, such as Microsoft’s General Dynamics accounting software.

Electronic Data Interchange Software.

We publish and sell through a network of software resellers our proprietary EDI software, “MAPADOC”.  Electronic Data Interchange (“EDI”) is computer-to-computer communication of business documents between companies.  It is a paperless way to send and receive Purchase Orders, Invoices, etc.  EDI replaces human-readable documents with electronically coded documents. The sending computer creates the document and the receiving computer interprets the document.  Implementation of EDI streamlines the process of exchanging standard business transactions.   Companies save by eliminating people cost as well as the cost due to errors and double entry of data.   The transmissions are accomplished by connecting to a mailbox via a modem or the Internet.   The most common mailbox is a Value Added Network's  electronic mailbox.  Each user, identified by a unique EDI ID, accesses his mailbox to send and receive all EDI transactions.  To standardize the documents communicated between many companies, the Transportation Data Coordinating Committee, in 1975, published its first set of standards.

EDI standards are formats and protocols that trading partners agree to use when sending and receiving business documents.  Around 1979, The American National Standards Institute  designated an accredited standards committee for EDI.  The standards continue to evolve to address the needs of the member companies.   “MAPADOC” complies with all current standards. The market for EDI continues to expand as big box retailers, such as Wal-Mart, Target, and K-Mart, insist their vendors utilize EDI in their business transactions. There are numerous companies with whom we compete in the SMB EDI marketplace, including True Commerce and Kissinger Associates.

Warehouse Management Systems.

We resell under a distributor agreement the Warehouse Management Solution published by Accellos, Inc. (“Accellos”)  Accellos  develops warehouse management software (“WMS”) for mid-market distributors. The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions.  Directed picking, directed replenishment, and directed put away are the key to WMS.  The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However the basic WMS will use a combination of item, location, quantity, unit of measure, and order information to determine where to stock, where to pick, and in what sequence to perform these operations. The Accellos warehouse management software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. Accellos also works as part of a complete operational solution by integrating seamlessly with RF hardware, accounting software, shipping systems and warehouse automation equipment.  The WMS marketplace is extremely competitive.  We compete against national, regional, and local resellers, some of which are significantly larger than us.

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

We are required to enter into an annual Channel Partner Agreement with Sage Software, Inc. (“Sage”) whereby Sage appoints us as a non-exclusive partner to market, distribute, and support MAS 90/200/500 and ERP X3. These agreements authorize us to sell these software products to certain customers in the United States. There are no clauses in this agreement that limit or restrict the services that we can offer to customers.  We also operate a Sage Software Authorized Training Center Agreement and also are party to a Master Developers Program License Agreement.

For the years ended December 31, 2011 and 2010, purchases from one supplier were approximately 58% and 23%, respectively, of the Company’s total cost.  Generally, the Company does not rely on any one specific supplier for all of its purchases and maintains relationships with other suppliers that could replace its existing supplier if the need arose.

Customers

We market our products to private companies throughout the United States.  For the years ended December 31, 2011 and 2010, our top ten customers had approximately $3,210,574 and $1,488,235 in sales and these represented 31% and 20%, respectively, of our total sales for the period. No single customer accounted for ten percent or more of our consolidated revenues.  Generally, we do not rely on any one specific customer for any significant portion of our revenue base.

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

Employees

As of December 31, 2011, we had approximately 48 full time employees and one office in Livingston, New Jersey, and one office in Syracuse, New York.  Approximately 12 of our employees are engaged in sales and marketing activities and approximately 27 employees are engaged in service fulfillment.

Our future success depends in significant part upon the continued services of our key sales, technical, and senior management personnel and our ability to attract and retain highly qualified sales, technical, and managerial personnel. None of our employees are represented by collective bargaining agreements, and we have never experienced a work stoppage.

Available information

We file electronically with the U.S. Securities and Exchange Commission (SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The public can obtain materials that we file with the SEC through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room is available by calling the SEC at 800-SEC-0330.

Item 1A. Risk Factors.

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

Risks Related to Our Business and Industry

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

As of December 31, 2011, Mark Meller, our President, owned approximately 96% of our outstanding shares of our Class A common stock (assuming the conversion of the convertible debenture into shares of Class A common stock).  Mr. Meller may be able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock.  In addition, Mr. Meller is in a position to impede transactions that may be desirable for other stockholders.  Mr. Meller’s majority ownership, for example, could make it more difficult for anyone to take control of us.

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

We are dependent on Mark Meller, our Chief Executive Officer and our key employees in our operating subsidiary, specifically Jeffrey Roth.   The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement.  Such a loss would also divert management attention away from operational issues.  In an attempt to minimize the effects of such loss, we presently maintain a $1,000,000 key-man term life insurance policies on Mr. Meller and Mr. Roth.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the growth and development of our business.  Therefore, we do not expect to pay any cash dividends in the foreseeable future.  Any future dividends will depend on our earnings, if any, and our financial requirements.

Risks Related to Our Common Stock

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

AS AN ISSUER OF “PENNY STOCK,” THE PROTECTION PROVIDED BY THE FEDERAL SECURITIES LAWS RELATING TO FORWARD LOOKING STATEMENTS DOES NOT APPLY TO US.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

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

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

No cash dividends have been paid on the Company’s common stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Company’s common stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

We do not own any real property for use in our operations or otherwise.  Our main offices are at 5 Regent Street, Livingston, NJ  07039 where we have 6,986 square feet of office space at a monthly rent of $7,423.  The Company entered into a two-year lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,100.  We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose.  We also believe that our insurance coverage adequately covers our interest in our leased space.  We have a good relationship with our landlords and believe that these facilities will  adequately serve our business purposes for the foreseeable future.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Our Class A common stock, $0.0001 par value, is quoted on the NASD OTC Bulletin Board under the symbol “SSNTA”, formerly “TYRIA.”  The following table shows the high and low closing prices for the periods indicated.

Quarter ended	High	Low
December 31, 2011	$0.08000	$0.01063
September 30, 2011	$0.36000	$0.03000
June 30, 2011	$0.34409	$0.23543
March 31, 2011	$0.34409	$0.23543
December 31, 2010	$0.68818	$0.23543
September 30, 2010	$1.2496	$0.23543
June 30, 2010	$0.34409	$0.23543
March 31, 2010	$0.23543	$0.23543

(b) Holders of Common Equity.

As of March 26, 2012, there were approximately 716 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

 (c) Dividend Information.

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

Sales of Unregistered Securities

In the year ending December 31, 2011, the Company issued the following securities pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

•	The Company issued 9,884 shares as a result of the 1-for-1,811 reverse stock split of the Company’s issued and outstanding shares of Class A Common Stock (the “Reverse Stock Split”).

In the year ending December 31, 2010, the Company issued the following securities pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder:

•	The Company issued 325,079 shares of Class A common stock for conversion of $60,900 of principal on convertible debentures with YA Global Investments

•
The Company issued 82,828 shares of Class A Common stock for repayment of $15,000 in accrued expenses with a fair value of value $19,500. The difference in the market value and $15,000 of accrued expenses was charged to general and administrative expenses in the amount of $4,500.

•
The Company issued 83,638 shares of Class A Common stock to Mr. Meller for repayment of $1,515 in deferred compensation with a fair value of $28,779. The difference in the fair value and the amount of deferred compensation repaid was charged to general and administrative expenses in the amount of $27,264.

•
The Company issued 222,908 shares of Class A Common stock for repayment of $8,074 of legal fees with a fair value of $52,479. The difference in the fair value and the amount of legal fees repaid was charged to general and administrative expenses in the amount of $44,405.

•	The Company issued 786,858 shares of Class A Common stock for professional fees, and management and financial consulting fees with a fair value of $216,750.

The securities mentioned above were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and qualified for exemption under Section 4(2) of the Securities Act because the issuance of the securities did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

During the year ended December 31, 2004, and as subsequently amended, the Company adopted the Stock Option Plan (the “Plan”) in order to attract and retain qualified employees, directors, independent contractors or agents of SilverSun Technologies, Inc.  Under the Plan, the Board of Directors (the “Board”), in its discretion may grant stock options (either incentive or non-qualified stock options) to employees, directors, independent contractors or agents to purchase the Company’s common stock at no less than 85% of the market price on the date the option is granted.  Options generally vest over four years and have a maximum term of ten years.  As of December 31, 2011, there were approximately 554,000 warrants to purchase  shares of Class A common stock outstanding.  None of these warrants was exercised during 2011.

The following table sets forth information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

	All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)		(b)	(c)
Equity compensation plans approved by security holders	0		$0.00	0
Equity compensation plans not approved by security holders.	1,698	(1) (2)	$28.976	4,450	(3)
Total	1,698		$28.976	4,450

(1)
Consists of options to purchase 41 Class A common shares of SilverSun Technologies, Inc. issued to unrelated third parties for contractual services and fees related to investor relations transactions of the Company. These options have an exercise price of $126.77 per share.  These options will expire on July 31, 2014.

(2)
Consists of warrants to purchase 1,657 Class A common shares of SilverSun Technologies, Inc. issued to unrelated third parties for professional consulting services to the Company. These warrants have an exercise price of $27.165 per share.  These warrants will expire on July 11, 2012.

(3)	Represents the balance of shares authorized and unissued under the 2004 Stock Incentive Plan.

Transfer Agent

Our transfer agent is Fidelity Transfer  Company at 8915 South 700 East , Sandy, Utah 84070..

Item 6.  Selected Financial Data.

Not applicable.

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

December 31, 2011 compared to December 31, 2010

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

This year had significant developments that helped change the financial situation of the Company that we hope will provide a basis for our future growth.

1.
For the year ended December 31, 2011, sales increased 40.5% to $10,522,080 and the Company generated an operating profit of $260,057 as compared to an operating loss of $937,117 for the same period in the prior year;

2.	The Company reduced its liabilities by $3,712,550;
3.	The Company repaid YA Global and recorded a gain of $1,461,660 on extinguishment of these liabilities.
4.	Mr. Mark Meller, the Company’s Chief Executive Officer, forgave $1,338,967 in liabilities due him;
5.	The Company completed a 1-for-1,811 reverse stock split of the Company’s issued and outstanding shares of Class A Common Stock; and
6.	The Company negotiated a line of credit with a commercial bank.

Revenues

All revenues reported by the Company are derived from the sales and service of Sage Software, MAPADOC, and other third-part software products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with consulting and customer support and network services provided by the Company.

Revenues for the year ended December 31, 2011, increased $3,035,377 (40.5%) to $10,522,080, as compared to $7,486,703 for the year ended December 31, 2010.  These sales were all generated by the Company’s operating subsidiary, SWK Technologies.  This increase is primarily due to a significant increase in business as a result of strong marketing efforts and  competitive pricing as well as the Company’s investment in its Sage ERP X3 practice.  The largest increases were for consulting services and software sales. Management continues to focus on marketing and sales across all its product lines.

Gross Profit

Gross profit for the year ended December 31, 2011, increased $1,672,553 (56.7%) to $4,500,116, as compared to $2,872,563, for the year ended December 31, 2010.  For the year ended December 31, 2011, the gross profit percentage was 42.8%, as compared to 38.4% for the year ended December 31, 2010.  The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.  Sales of the larger Sage Software products carry a lower gross margin percentage while consulting revenues generate a higher gross profit.  The change in sales mix for the year ended December 31, 2011, resulted in gross profit being higher as a percent of sales as compared to the year ended December 31, 2010.  This increase is primarily due the increase in consulting revenues.

Operating Expenses

Total operating expenses increased $415,379(10.9%) to $4,225,059, for the year ended December 31, 2011, as compared to $3,809,680 for the year ended December 31, 2010.  This increase is mainly attributed to an increase in general and administrative professional and consulting fees, administrative salaries and marketing expenses.

Income (Loss) from Operations

Total income from operations was $260,057 for the year ended December 31, 2011 as compared to a loss of $937,117 for the year ended December 31, 2010 due to the aforementioned reasons.

Other Income (Expense)

Total other income for the year ended December 31, 2011 was $2,433,874, as compared to $368,612 for the year ended December 31, 2010.  This change is primarily attributed to the gain on the extinguishment of debt and derivative liability.

Net Income (Loss)

For year ended December 31, 2011, the Company had net income of $2,708,931, as compared to a net loss of $568,505 for the year ended December 31, 2010.  This change is primarily attributed to the improvement in operations and the gain on the extinguishment of debt and derivative liability.

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

In addition to developing new products, obtaining new customers and increasing sales to existing customers, management plans to increase its business and profitability by entering into collaboration agreements, buying assets, and acquiring companies in the business software and information technology consulting market with solid revenue streams, established customer bases that generate positive cash flow.

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

On April 11, 2011, the Company entered into two promissory notes (each a “Note” and together the “Notes”), each in the face amount of $275,000 (the “Loans”), with two accredited investors.  Each Note bears 7% interest and has a maturity date of September 15, 2011. These notes are secured by all of the Company’s assets. As partial consideration for the Loans, the Company issued two shares of Series A convertible preferred stock, par value $1.00 per share (the “Series A Convertible Preferred Stock”), one share to be issued to each investor mandatorily convertible into Class A Common Stock equal to 1% of the outstanding common stock at the time of conversion (no later than January 15, 2012).

In October the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000. Interest on outstanding balances is payable daily at an interest rate that is two and three quarter percentage points (2.75%) above the Prime Rate. The Company’s interest rate was 6% at December 31, 2011. The Company paid a $5,000 documentation fee for this loan.  The line was collateralized by substantially all of the assets of the Company and is personally guaranteed by the Company’s Chief Executive Office, Mr. Mark Meller.  The credit facility required the Company to pay a monitoring fee of 0.315% of eligible collateral to be paid monthly. An annual facility fee equal to one percent (1%) of the Maximum Credit is assessed upon the initial funding, annually thereafter. The term of the agreement is for three years and expires in October 2014. As of December 31, 2011, the Company has no outstanding balance against this line.

During the year ended December 31, 2011, the Company had a net increase in cash of $129,378.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities

The Company provided $905,906 in cash for operating activities for the year ended December 31, 2011, as compared to using $38,177 of cash for operating activities for the year ended December 31, 2010. This increase in cash used in operating activities is primarily attributed to the increased operating income for the year ended December 31, 2011, and an increase in cash from deferred revenues partially offset by an increase in accounts receivable.

 Cash used in investing activities

Investing activities for the year ended December 31, 2011 used cash of $40,653, as compared to using $31,725 of cash for the year ended December 31, 2010. This increase in cash used is attributed to the increase in purchases of property, plant and equipment.

Cash provided by financing activities

Financing activities for the year ended December 31, 2011 used cash of $735,000, as compared to using $126,236 of cash for the year ended December 31, 2010. This increase in cash used is primarily attributed to the payoff of YA Global convertible debentures.

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

Derivative Liabilities

The Company accounts for its embedded conversion features in its convertible debentures in accordance FASB ASC 815-10, which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives, and FASB ASC 815-40 Section 05, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as “Loss on Valuation of Derivative” in other expense in the accompanying financial statements. Any subsequent increase or decrease in the fair value of the derivative liabilities is recognized as “Other expense” or “Other income”, respectively. The financial statements for the period include the recognition of the derivative liability on the underlying securities issuable upon conversion of the Convertible Debentures with YA Global Investments.  Such liability was extinguished in 2011 as a result of the YA Global debenture extinguishment.

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

Off Balance Sheet Arrangements

During fiscal 2011, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our financial statements are contained in pages F-1 through F-23 which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

The Company’s disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011, and concluded that the disclosure controls and procedures were effective as a whole.

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”).

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance of such reliability and may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of December31, 2011.  Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2011, based on these criteria.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 26, 2012:

Name	Age	Position	Officer and/or Director Since

Mark Meller	52	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director	2003

Stanley Wunderlich	61	Director	2011

Mark Meller.

Mr. Mark Meller has been the President, Chief Financial Officer and Director of the Company since September 15, 2003, and was further appointed Chief Executive Officer on September 1, 2004. He became Chairman of the Board on May 10, 2009. From October 2004 until February 2007, Mr. Meller was the President, Chief Executive Officer, Chief Financial Officer and Director of Deep Field Technologies, Inc. Since December 15, 2004, Mr. Meller has been the President, Chief Executive Officer, Chief Financial Officer and Director of MM2 Group, Inc. From August 29, 2005 until August 2006, Mr. Meller was the President, Chief Executive Officer and Chief Financial Officer of iVoice Technology, Inc. Since 1988, Mr. Meller has been Chief Executive Officer of Bristol Townsend and Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc, a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs (LBO’s). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

Stanley Wunderlich

Mr. Stanley Wunderlich has over 40 years of experience in Wall Street as a business owner and consultant.  Mr. Wunderlich is a founding partner and has been Chairman and Chief Executive Officer of Consulting for Strategic Growth 1, specializing in investor and media relations and the formation of capital for early-growth stage companies both domestic and international, from 2000 through the present.  Mr. Wunderlich has a Bachelor’s degree from Brooklyn College.

Board of Directors

Directors are elected at our annual meeting of shareholders and serve for one year until the next annual meeting of shareholders or until their successors are elected and qualified.

Nominating Committee

The Company does not have a standing nominating committee or a committee performing similar functions.

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officers are not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended December 31, 2011, the Company’s Audit Committee has two members, one, of which is independent.

For the year ended December 31, 2011, the Board held no meetings but acted by Unanimous Written Consent [●] times.

Audit Committee

During 2011, the Audit Committee consisted solely of Mr. Mark Meller, the Company’s Chief Executive Officer and President. The Audit Committee has no independent members and no member that may deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Due to the Company's limited resources, it cannot attract a financial expert to sit on its Board of Directors. Management is responsible for the Company's internal controls and the financial reporting process.  The Audit Committee's responsibility is to monitor corporate financial reporting and external audits, although the member of the Audit Committee is not engaged in the practice of auditing or accounting. The Audit committee did not meet in 2011. The Board of Directors approved an Audit Committee Charter. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee’s report submitted to the Board of Directors for the fiscal year ended December 31, 2011.  The Audit Committee has:

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, for filing with the Securities and Exchange Commission.

AUDIT COMMITTEE
Mark Meller, CEO and President

The Audit Committee report shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under these acts.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Subsequent Executive Relationships

No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past five years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past five years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past five years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past five years.

None of our directors or executive officers or their respective immediate family members or affiliates are indebted to us.

Legal Proceedings

None of the members of the board of directors or other executives has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our board of directors or other executives from engaging in any business, securities or banking activities, and have not been found to have violated, nor been accused of having violated, any Federal or State securities or commodities laws.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2011, were timely.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)		Bonus	Stock Awards	All Other Compensation	Total Compensation

Mark Meller (1)	2011	$250,000	(3)	$0	$0	$0	$250,000
President, Chief Executive Officer, Chief Financial Officer and Director	2010	$328,632	(2)	$0	$0	$0	$328,632

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

(3)
On September 15, 2003, the Company entered into an employment agreement with Mr. Meller. He will serve as the Company's President and Chief Financial Officer for a term of five years. As consideration, the Company agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter, as well as a monthly travel expense allowance of $600 and an auto allowance of $800. The employment agreement with Mr. Meller also provides for a severance payment to him of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Meller shall also be paid the sum of $350,000 upon the completion of the Spin-Off, and compensation retroactive to August 1, 2003, at the annual rate dictated by the terms of the employment agreement, as a result of SilverSun technologies acquiring SWK, Inc. on June 2, 2004.

On June 29, 2011, Mr. Meller forgave outstanding liabilities representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with a previous transaction in the amount of $1,338,967. Such amount is recorded as a contribution of capital in Additional Paid-In Capital in the accompanying balance sheet. As of December 31, 2011, Mr. Meller also waived any deferred salary.

See “Certain Relationships and Related Transactions” below

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no outstanding equity awards at the end of the most recent completed fiscal year.

Compensation of Directors

Under the Agreement with Mr. Wunderlich, Director, Mr. Wunderlich is to be paid a stipend of one thousand dollars ($1,000) per month, payable at the end of each fiscal quarter. Notwithstanding the foregoing, the first Stipend shall be in the amount of three thousand dollars ($3,000) and was paid on July 26, 2011 pursuant to the Original Director Agreement.   Additionally, Mr. Wunderlich shall receive warrants (the “Warrants”) to purchase such number of shares of the Company’s Class A common stock, par value $0.0001 (the “Common Stock”), as shall equal (the “Formula”) (A) $20,000 divided by (B) the closing price of the Common Stock on the OTC Markets on the date of grant of the Warrant.  The exercise price of the Warrant shall be the closing price on the date of the grant of such Warrant (the “Grant Date”) plus $0.01.  The Warrant shall be fully vested upon receipt thereof (the “Vesting Date”). For the duration of the directorship term, on the three month anniversary of the Vesting Date, and for each successive three month period thereafter, Wunderlich shall receive a warrant exercisable for the number of shares of Common Stock resulting from the application of the Formula on the applicable Grant Date.  The first Warrant shall be issued no earlier than October 26, 2011.  Except with respect to the first Stipend, the Stipend and the Warrants shall be pro-rated based on the actual number of days during such quarter that Wunderlich served on the Board.

Employment Contracts

On September 15, 2003, the Company entered into an employment agreement with Mr. Meller. He will serve as the Company's President and Chief Financial Officer for a term of five years. As consideration, the Company agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter, as well as a monthly travel expense allowance of $600 and an auto allowance of $800. The employment agreement with Mr. Meller also provides for a severance payment to him of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Meller shall also be paid the sum of $350,000 upon the completion of the Spin-Off, and compensation retroactive to August 1, 2003, at the annual rate dictated by the terms of the employment agreement, as a result of SilverSun Technologies acquiring SWK, Inc. on June 2, 2004

Mr. Meller has agreed to defer payment of a portion of the monies due and owing him representing fixed compensation, which has been accrued on the Company’s balance sheet, and the one-time payment in connection with the Spin-off, until such time as the Board of Directors determines that the Company has sufficient capital and liquidity to make such payments.  Pursuant to an agreement between the Company and Mr. Meller has further agreed, however, to accept payment or partial payment, from time to time, as determined in the sole discretion of the Board of Directors in the form of cash, the Company’s Class A Common Stock and/ or the Company’s Class B Common Stock.  Amounts owed to him can be converted into (i) one share of our Class B common stock for each dollar owed, or (ii) the number of shares of our Class A common stock calculated by multiplying the amount owed times 1975.

On September 1, 2010,   the Company entered into Amendment No. 1 to the Employment Agreement with Mark Meller, President and Chief Executive Officer of the Company, whereby the term of the Employment Agreement was extended to September 15, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 26, 2012 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group.  As of March 26, 2012 there were a total of 116,413,069 shares of Class A common stock outstanding. Each share of Class A common stock is entitled to one vote on matters on which holders of common stock are eligible to vote.  The column entitled “Percentage of Total Voting Stock” shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 26, 2012, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address (1)	Beneficial Relationship to Company	Outstanding Class A Common Stock		Percentage of Ownership of Common Stock (3)

Mark Meller	Chief Executive Officer, Chief Financial Officer, President and Chairman	76,602,302	(1)	57.7%

Stanley Wunderlich	Director	-		-%

Officers and Directors (2 persons)	-	76,602,302		57.7%

1)Includes 14,431,299 shares of our Class A common stock issuable upon conversion of $8,307 of the remaining amount of the Convertible Debenture due to Meller. On May 17, 2011, the Board of Directors of the Company and the stockholders holding in the aggregate a majority of the outstanding capital stock of the Company entitled to vote approved by written consent the change in the conversion ratio at which the Class B Common Stock, from fifty percent (50%) of the lowest price ever paid for the issuance of Class A Common Stock to a fixed conversion of one thousand nine hundred seventy five (1,975) shares of Class A Common Stock for each one (1) share of Class B Common Stock (the “Ratio Change”). Therefore, the Meller Note could convert into 16,406,305 Class A Common Stock upon the election of the note holder.

Description of Securities

On May 17, 2011, the Board of Directors (the “Board”) of  SilverSun Technologies, Inc. (the “Company”) and the stockholders holding in the aggregate a majority of the outstanding capital stock of the Company entitled to vote (the “Majority”), approved by written consent: (i) the decrease in the number of authorized shares of Class A common stock, par value $.00001 per share (the Class A Common Stock”), of the Company from ten billion (10,000,000,000) shares of Class A Common Stock to seven hundred and fifty million (750,000,000) shares of Class A Common Stock (the “Authorized Class A Share Decrease”); (ii) the change in the conversion ratio at which the Class B common stock, par value $.00001 per share (the “Class B Common Stock”), of the Company converts into Class A Common Stock from (A) fifty percent (50%) of the lowest price ever paid for the issuance of Class A Common Stock for each one share of Class B Common Stock being converted to (B) one thousand nine hundred seventy five (1,975) shares of Class A Common Stock for each one (1) share of Class B Common Stock (the “Ratio Change”); (iii) the cancellation (the “Cancellation”) of the entire class of Class C Common Stock, par value $.00001 per share (the “Class C Common Stock”); and (iv) the change in the name of the Company from “Trey Resources, Inc.” to “SilverSun Technologies, Inc.” (the “Name Change”).

After receiving the consent of the Board and the Majority, the Company filed on June 27, 2011 the Fourth Amended and Restated Certificate of Incorporation (the “Amended Certificate”) with the Secretary of State of the State of Delaware to reflect the (i) Authorized Class A Share Decrease, (ii) Ratio Change, (iii) Cancellation and (iv) the Name Change.

On June 28, 2011, the Board of the Company adopted by resolution an amendment (the “Amendment”) to the Bylaws of the Company to allow the Company, in the event that fractional equity interests are created, to issue one (1) full share of capital stock of the Company in lieu of a fractional share of capital stock in the event that fractional equity interests are created.  Prior to the Amendment, the Bylaws only allowed the Company to: (i) arrange for the disposition of fractional interests by those entitled thereto; (ii) pay in cash the fair value of a fraction of a share as of the time when those entitled to receive such fractional shares are determined; or (iii) issue scrip or warrants in registered form (represented by a certificate or uncertificated) or bearer form (represented by a certificate) which entitles the holder to receive one (1) full share of capital stock upon the surrender of such scrip or warrant.

Pursuant to our certificate of incorporation, as amended, we are authorized to issue up to: 750,000,000 shares of Class A common stock, par value $0.00001 per share; 50,000,000 shares of Class B common stock, par value $.00001 per share and 1,000,000 shares of preferred stock, par value of $1.00 per share.  Below is a description of SilverSun Technologies’ outstanding securities, including Class A common stock, Class B common stock, options, warrants and debt.

Class A Common Stock

Each holder of our Class A Common Stock is entitled to one vote for each share held of record. Holders of our Class A Common Stock have no preemptive, subscription, conversion, or redemption rights. There are 750,000,000 shares authorized and 116,328,291 issued and outstanding at March 26, 2012.  Upon liquidation, dissolution or winding-up, the holders of Class A Common Stock are entitled to receive our net assets pro rata. Each holder of Class A Common Stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our Common Stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

Class B Common Stock

Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. Holders of Class B Common Stock are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. There are 50,000,000 shares authorized and there were no shares issued and outstanding as of March 26, 2012, nor does the Company have any plans to issue Class B Common Stock in the immediate future. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. The Class B common stock, par value $.00001 per converts to one thousand nine hundred seventy five (1,975) shares of Class A Common Stock for each one (1) share of Class B Common Stock.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock, par value $1.00 per share.

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

•
the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the relative rights of priority, if any, of payment of shares of that series; and

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

As of December 31, 2011, the Company has issued the following shares of Preferred Stock:

The Company issued to each holder of the Promissory Notes (as defined below) one (1) share of Series A Convertible Preferred Stock, having the rights, preferences, privileges, powers and restrictions set forth in the Certificate of Designation filed with the Secretary of State of Delaware. The Company has the right to convert, at its sole option, each share of Series A Convertible Preferred Stock into Class A Common Stock equal to 1% of the outstanding shares of Class A Common Stock at the time of conversion. Each one share of Series A Preferred Stock shall entitle the Series A Holder to voting rights equal to 2,666,667,000 votes of Class A Common Stock.

On September 23, 2011, SilverSun Technologies, Inc., entered into a Series B preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) with the Company’s Chief Executive Officer, Mr. Mark Meller (the “Series B Holder”), pursuant to which the Series B Holder was issued the only one (1) authorized share of Series B Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”).  The Series B Holder was issued one (1) share of Series B Preferred Stock as partial consideration for such Series B Holder’s agreement to personally guarantee the repayment of two Promissory Notes (the “Notes”), dated April 11, 2011, each in the principal face amount of $275,000, for an aggregate principal sum of $550,000 the terms of which are incorporated by reference herein as Exhibit 10.14.

The Series B Preferred Stock has the rights, privileges, preferences and restrictions set for in the Certificate of Designation (the “Certificate of Designation”) filed by the Corporation with the Secretary of State of the State of Delaware (“Delaware Secretary of State”) on September 23, 2011 and incorporated herein by reference to Exhibit [●]

Each one (1) share of the Series B Preferred shall have voting rights equal to (x) the total issued and outstanding Common Stock and preferred stock eligible to vote at the time of the respective vote divided by (y) forty nine one-hundredths (0.49) minus (z) the total issued and outstanding Common Stock and preferred stock eligible to vote at the time of the respective vote.  For the avoidance of doubt, if the total issued and outstanding Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of the Series B Preferred Stock shall be equal to 5,204,082 (e.g. (5,000,000 / 0.49) – 5,000,000 = 5,204,082).

Options and Stock Awards

During the fiscal year ended December 31, 2004, the Company adopted the SilverSun Technologies, Inc. 2004 Stock Incentive Plan (the “Stock Incentive Plan”) to:  (i) provide long-term incentives and rewards to employees, directors, independent contractors or agents the Company and its subsidiaries; (ii) assist the Company in attracting and retaining employees, directors, independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such employees, directors, independent contractors or agents with those of the Company's stockholders. The Board of Directors authorized the issuance of up to 2.4 million shares of Class A common stock under the Stock Incentive Plan. In 2005, the Board of Directors amended this plan to increase the authorized number of shares to 20 million Class A Common Stock.  In 2007, the Board of Directors amended this plan to increase the authorized number of shares to 87.9 million Class A Common Stock.

During the fiscal year ended December 31, 2007, the Company adopted the SilverSun Technologies, Inc. 2007 Consultant Stock Incentive Plan (the “Consultant Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents ("Eligible Participants") of SilverSun Technologies, Inc. ("the Company") and its subsidiaries; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company's stockholders.  Total shares issuable under this plan may not exceed twenty (20) percent of the issued and outstanding shares of the Company’s Class A Common Stock.

No securities were issued pursuant to the 2004 Plan and 2007 Plans for the years ended December 31, 2011 and 2010.

During the fiscal year ended December 31, 2004, and as amended, the Company adopted the SilverSun Technologies, Inc. 2004 Directors’ and Officers’ Stock Incentive Plan (the "Directors’ and Officers’ Plan") is to (i) provide long-term incentives and rewards to officers and directors the Company and its subsidiaries; (ii) assist the Company in attracting and retaining officers and directors with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such officers and directors with those of the Company's stockholders.  The Board of Directors authorized the issuance of up to 2,400,000 shares of Class A common stock under the Directors’ and Officers’ Plan.  In 2005, the Board of Directors amended this plan to increase the authorized number of shares to 20,000,000 shares of Class A Common Stock.

No securities were issued pursuant to the 2004 D&O Plan for the years ended December 31, 2011 and 2010.

Item 13. Certain Relationships and Related Transactions.

Related Party Notes and Accounts Due

On September 15, 2003, the Company entered into an employment agreement with Mr. Meller. He will serve as the Company's President and Chief Financial Officer for a term of five years. As consideration, the Company agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter, as well as a monthly travel expense allowance of $600 and an auto allowance of $800. The employment agreement with Mr. Meller also provides for a severance payment to him of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Meller shall also be paid the sum of $350,000 upon the completion of the Spin-Off, and compensation retroactive to August 1, 2003, at the annual rate dictated by the terms of the employment agreement, as a result of SilverSun technologies acquiring SWK, Inc. on June 2, 2004

On June 29, 2011, Mr. Meller forgave outstanding liabilities representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with a previous transaction in the amount of $1,338,967. Such amount is recorded as a contribution of capital in Additional Paid-In Capital in the accompanying balance sheet.

Mr. Meller has agreed to waive payment of a portion of the monies due representing fixed compensation.  Pursuant to an agreement between the Company and Mr. Meller, Mr. Meller has further agreed, however, to accept payment or partial payment, from time to time, as determined in the sole discretion of the Board of Directors in the form of cash, the Company’s Class A Common Stock and/ or the Company’s Class B Common Stock.  Amounts owed to him can be converted into (i) one share of our Class B common stock for each dollar owed, or (ii) the number of shares of our Class A common stock calculated by multiplying (x) the sum of the liability being extinguished by 1,975. As of December 31, 2011 and 2010 amounts due to Mr. Meller would convert into -0- and 9,700,000 million shares of Class A Common Stock, respectively.

On September 1, 2010,   the Company entered into Amendment No. 1 to the Employment Agreement with Mark Meller, President and Chief Executive Officer of the Company, whereby the term of the Employment Agreement was extended to September 15, 2017.

During the year ended December 31, 2010, the Company isssued 83,638 shares of Class A Common stock to Mr. Meller for repayment of $1,515 in deferred compensation with a fair value of $27,779. The difference in the fair value and the amount of deferred compensation repaid was charged to general and administrative expense in the amount of $27,264 and included in operating expenses in the statement of operations.

Total amounts owed to Mr. Meller as of December 31, 2011 and December 31, 2010, representing unpaid salary, unpaid expense and auto allowances, accrued interest, and the one-time payment in connection with a previous transaction, totaled $6,335 and $1,293,941.

On October 19, 2010, the Company borrowed $45,000 in exchange issuing a promissory note to Mr. Mark Meller, the Company’s Chief Executive Officer. This note is not collateralized, and carries an interest rate of 3% per annum on the unpaid balance. The note and interest are due January 1, 2012. In the event of (a) default in payment of any installment of principal or interest hereof as the same becomes due and such default is not cured within ten (10) days from the due date after the Holder provides the Maker written notice of default, then the Holder may, without further notice, declare the remainder of the principal sum, together with all interest accrued thereon, at once due and payable.  Failure to exercise this option shall not constitute a waiver of the right to exercise the same at any other time.  The unpaid principal of this Promissory Note and any part thereof, accrued interest and all other sums due under this Promissory Note shall bear interest at the rate of Ten Percent (10%) percent per annum after default until paid. The outstanding balances at December 31, 2011 and 2010 were $20,000 and $45,000, plus accrued interest of $1,454 and $274, respectively.

Director Independence

The common stock of the Company is currently quoted on the OTCBB, an exchange which currently does not have director independence requirements.  On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K.  Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the Nasdaq and the American Stock Exchange.

As of December 31, 2011, the Board determined that Mr. Wunderlich is independent.

Item 14.    Principal Accountant Fees and Services.

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

Services	2011	2010
Audit Fees	$41,500	$34,000

Audit - Related Fees	-	-

Tax fees	$18,000	$7,620

All Other Fees	-	-

Total	$59,500	$41,620

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee in accordance with its procedures.

PART IV

Item 15. Exhibits.

(a)

Exhibit No.	Description
3.1
Second Amended Certificate of incorporation of SilverSun Technologies, Inc., filed September 5, 2003 (incorporated herein by reference to Exhibit 3.1 of the registration statement on Form SB-2, filed with the SEC on November 25, 2003).

3.2	By-laws of iVoice, Inc., a New Jersey corporation, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 10-QSB for the period ended March 31, 2003.
3.3	Fourth Amended and Restated Certificate of incorporation of SilverSun Technologies, Inc.,( incorporated herein by reference to Exhibit 3.1 on Form 8-K, dated June 27, 2011, filed with the SEC on June 30, 2011).
3.4	Amendment to the Bylaws of the Company ( incorporated herein by reference to Exhibit 3.2 on Form 8-K, dated June 27, 2011, filed with the SEC on June 30, 2011)
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

4.4	SilverSun Technologies, Inc. 7.5% Secured Convertible Debenture, for a value of $600,000, due December 30, 2007 to YA Global (f/k/a/ Cornell Capital Partners, LP).
4.5	SilverSun Technologies, Inc. 7.5% Secured Convertible Debenture, for a value of $1,159,047, due December 30, 2007 to YA Global (f/k/a/ Cornell Capital Partners, LP).
4.6	Certificate of Designation of Series A Convertible Preferred Stock, incorporated herein by reference to Exhibit 4.1 on Form 8-K, dated May 4, 2011, filed with the SEC on May 12, 2011.
4.7	Certificate of Designation of Series B Preferred Stock, incorporated herein by reference to Exhibit 4.1 on Form 8-K, dated September 23, 2011, filed with the SEC on September 27, 2011.
10.1
Employment Agreement, dated January 1, 2003, between iVoice Acquisition 1, Inc. and Jerome Mahoney. (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.2
Employment Agreement, dated September 15, 2003, between SilverSun Technologies, Inc. and Mark Meller. (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form SB-2 filed on November 25, 2003).

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

10.7	Termination Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and SilverSun Technologies, Inc.
10.8	Escrow Agreement dated December 30, 2005 between David Gonzalez, Esq. And SilverSun Technologies, Inc.
10.9	Securities Purchase Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and SilverSun Technologies, Inc.
10.10	Investor Rights Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and SilverSun Technologies, Inc.
10.11	Amended and Restated Security Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and SilverSun Technologies, Inc.
10.12
Securities Purchase Agreement dated May 6, 2009 by and among SilverSun Technologies, SWK Technologies, Inc., Jeffrey D. Roth and Jerome R. Mahoney. (incorporated herein by reference to Exhibit 10.1 on Form 10-K, dated May 9, 2009, filed with the SEC on May 26, 2009).

10.13
Termination Settlement Agreement dated May 6, 2009 by and among SilverSun Technologies, SWK Technologies, Inc., Jeffrey D. Roth and Jerome R. Mahoney. (incorporated herein by reference to Exhibit 10.1 on Form 10-K, dated May 9, 2009, filed with the SEC on May 26, 2009).

10.14	Promissory notes, dated April 11, 2011 among SilverSun Technologies, Inc and accredited investors (incorporated herein by reference to Exhibit 10.1 on Form 8-K, dated April 11, 2011, filed with the SEC on April 15, 2011).
10.15	Form of Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.2 on the Company’s current report on Form 8-K filed with the commission on May 12, 2011).
10.16	Amended Agreement by and between the Company and Mr. Stanley Wunderlich (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with commission on August 3, 2011).
10.17	Form of Warrant (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with commission on August 3, 2011).
10.18*	Loan and Security Agreement by and between the Company, its subsidiary SWK Technologies, Inc and a commercial lender.
10.19*	Audit Committee Charter
14.1	Code of Ethics incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.
31.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSUN TECHNOLOGIES, INC.

Dated: March 29, 2012	By:	/s/ Mark Meller
Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark Meller	Chief Executive Officer, Chief Financial Officer, President, and Chairman	March 29, 2012
Mark Meller

/s/ Stanley Wunderlich	Director	March 29, 2012
Stanley Wunderlich

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SilverSun Technologies, Inc.

We have audited the accompanying consolidated balance sheets of SilverSun Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2011.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP
East Hanover, NJ
March 29, 2012

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$233,722	$104,344
Accounts receivable, net	881,217	489,280
Inventories	11,617	15,285
Prepaid expenses and other current assets	198,852	189,718
Total current assets	1,325,408	798,627

Property, plant and equipment, net	137,948	156,621
Deposits and other assets	57,921	65,866
Total assets	$1,521,277	$1,021,114

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,260,045	$1,096,201
Accrued interest	7,675	660,501
Due to related parties	6,335	1,293,341
Convertible debentures payable	-	1,319,000
Derivative liability	-	1,177,845
Convertible promissory note – related party, net of discount of $4,250	46,750	-
Capital leases	64,367	55,565
Notes payable to related parties	20,000	45,000
Deferred revenue	1,015,750	486,019

Total current liabilities	2,420,922	6,133,472

Commitments and Contingencies

Stockholders' deficit:
Preferred Stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Series A Preferred Stock, $1.00 par value; authorized 2 shares 2 shares issued and outstanding	22,886	-
Series B Preferred Stock, $1.00 par value; authorized 1 share 1 share issued and outstanding	1	-
Common stock:
Class A – par value $.0001, authorized 750,000,000 shares; 4,456,912 and 4,723,119 shares issued and outstanding	446	472
Class B Common Stock, 0 issued and outstanding	-	-
Additional paid-in capital	9,326,572	7,845,651
Accumulated deficit	(10,296,756)	(12,913,304)
Total SilverSun stockholders' deficit	(946,851)	(5,067,181)
Non-controlling interest in SWK Technologies, Inc.	47,206	(45,177)

Total stockholders' deficit	(899,645)	(5,112,358)
Total liabilities and stockholders' deficit	$1,521,277	$1,021,114

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2011	December 31, 2010

Revenues:
Software product, net	$1,902,417	$1,220,875
Service, net	8,619,663	6,265,828
Total revenues, net	10,522,080	7,486,703

Cost of revenues:
Product	969,130	608,352
Service	5,055,330	4,005,788
Total cost of revenues	6,024,460	4,614,140

Gross profit	4,497,620	2,872,563

Operating expenses:
Selling expenses	1,843,824	1,546,107
General and administrative expenses	2,296,718	2,180,693
Depreciation and amortization	97,011	82,880
Total operating expenses	4,237,553	3,809,680

Income (loss) from operations	260,067	(937,117)

Other income (expense):
Gain on revaluation of derivatives	362,035	483,081

Gain from extinguishment of debt and Derivative liability	2,228,939	-
Interest expense, net	(142,110)	(114,469)
Total other income (expense)	2,448,864	368,612

Income (loss) from operations before income taxes	2,708,931	(568,505)

Provision for income taxes	-	-

Net income (loss)	2,708,931	(568,505)

Net income (loss) attributable to non-controlling Interest in SWK Technologies Inc.	92,383	(99,584)

Net income (loss) attributable to SilverSun Technologies, Inc.	$2,616,548	$(468,921)
Basic and diluted net income (loss) per share attributable to SilverSun Technologies, Inc. shareholders:
Basic income (loss) per common share	$0.58	$(0.13)
Diluted income (loss) per common share	0.02	$(0.13)

Weighted average shares outstanding:
Basic	4,481,000	3,619,000
Diluted	105,803,000	3,619,000

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Noncontrolling Interest in SWK Technologies,	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Deficit
Balance at January 1, 2010	-	$-	-	$-	3,221,808	$(26,717)	$7,494,432	$(12,444,383)	$54,407	$(4,922,261)

Issuance of stock on debt conversion	-	-	-	-	325,079	5,887	55,013	-	-	60,900
Issuance of shares for repayment of accrued expenses	-	-	-	-	82,828	1,500	18,000	-	-	19,500
Issuance of stock upon conversion of deferred compensation	-	-	-	-	83,638	1,515	27,264	-	-	28,779
Issuance of shares for repayment of accrued expenses	-	-	-	-	222,908	4,037	48,442	-	-	52,479
Issuance of common stock for services	-	-	-	-	786,858	14,250	202,500	-	-	216,750
Net loss	- -	- -	-	-	-	-	-	(468,921)	(99,584)	(568,505)
Balance at December 31, 2010	-	-	-	-	4,723,119	$472	$7,845,651	(12,913,304)	(45,177)	$(5,112,358)

Return of common stock that was previously issued for services	-	-	-	-	(276,091)	(27)	(64,973)	-	-	(65,000)
Issuance of warrants for services	-	-	-	-	-	-	107,398	-	-	107,398
Additional shares for stock split	-	-	-	-	781	-	-	-	-	-
Additional shares to balance the participating brokers and beneficial shareholders to the terms of the reverse stock split	-	-	-	-	9,103	1	(1)	-	-	-
Forgiveness of debt and gain from extinguishment of derivative liability – related party	-	-	-	-	-	-	1,438,497	-	-	1,438,497
Issuance of Series A Preferred Stock	2	22,886	-	-	-	-	-	-	-	22,886
Issuance of Series B Preferred Stock	-	-	1	1	-	-	-	-	-	1
Net income	- -	- -	-	-	-	-	- -	2,616,548	92,383	2,708,931

Balance at December 31, 2011	2	$22,886	1	$1	4,456,912	$446	$9,326,572	$(10,296,756)	$47,206	$(899,645)

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS  FOR THE YEARS ENDED DECEMBER 31,

	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,708,931	$(568,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97,011	82,879
Gain on revaluation of derivative	(362,035)	(483,081)
Amortization of debt discount	69,637	-
Reduction in allowance for bad debts	-	(120,000)
Gain on extinguishment of debt and derivative liability	(2,228,939)	-
Common stock issued for services	80,550	186,252
Return of shares for services not rendered	(65,000)	-
Changes in certain assets and liabilities:
Accounts receivable	(391,937)	199,629
Inventories	3,668	(15,285)
Prepaid expenses and other assets	17,714	(66,594)
Deposits and other assets	5,937	-
Accounts payable and accrued liabilities	362,749	68,189
Accrued interest	25,929	103,026
Due to related parties	51,960	269,871
Deferred revenues	529,731	305,442
Net cash provided by (used in) operating activities	905,906	(38,177)

Cash flows from investing activities:
Purchases of equipment	(40,653)	(31,725)
Net cash used in investing activities	(40,653)	(31,725)

Cash flows from financing activities:
Repayment of notes payable to related parties	(25,000)	(125,716)
Proceeds from notes payable to related party	-	45,000
Proceeds from convertible promissory note – related party	51,000	-
Proceeds from promissory notes	550,000	-
Repayment of promissory notes	(550,000)	-
Repayment of convertible debentures	(735,000)	-
Principal payment under capital lease obligations	(26,875)	(45,520)
Net cash used in financing activities	(735,875)	(126,236)

Net (decrease) increase in cash and cash equivalents	129,378	(196,138)
Cash and cash equivalents, beginning of year	104,344	300,482

Cash and cash equivalents, end of year	$233,722	$104,344

Supplemental Schedule of Cash Flow Information::
During the year, cash was paid for the following:
Income taxes	$-	$-
Interest	$15,145	$-
Capital lease obligations	$$35,677	$38,776

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS  (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended December 31, 2011:

a)
SilverSun Technologies, Inc (“the Company”) recorded a derivative liability of $105,000 related to a conversion feature embedded in the $51,000 convertible note issued during the period to an executive officer of the Company.  The derivative liability was recorded as debt discount and the excess as an expense on the statement of operations as other income (expense).

b)
The Company issued warrants to a Company in exchange for financial services to be provided over one year with a fair value of $107,398. The Company amortized over the period of service, and recorded $80,550 through December 31, 2011.

c)
On June 29, 2011, Mr. Meller forgave outstanding liabilities representing unpaid salary, unpaid expense and auto allowances, and a one-time payment in connection with a previous transaction in the amount of $1,338,967. Such amount is recorded as Additional Paid-In Capital in the accompanying balance sheet.  An additional $99,531 was recorded in Additional Paid-In Capital relating to the Convertible Promissory Note when the conversion price was fixed.

For the Year Ended December 31, 2010:

a)	The Company issued 325,079 shares of Class A common stock for conversion of $60,900 of principal on convertible debentures with YA Global Investments.

b)
The Company issued 82,827 shares of Class A Common stock for repayment of $15,000 in accrued expenses with a fair value of value $19,500. The difference in the market value and $15,000 of accrued expenses was charged to general and administrative expense in the amount of $4,500.

c)
The Company issued 83,638 shares of Class A Common stock to Mr. Meller for repayment of $1,515 in deferred compensation with a fair value of $28,779. The difference in the fair value and the amount of deferred compensation repaid was charged to general and administrative expense in the amount of $27,264.

d)
The Company issued 222,908 shares of Class A Common stock for repayment of $8,074 of legal fees with a fair value of $52,479. The difference in the fair value and the amount of legal fess repaid was charged to general and administrative expense in the amount of $44,405.

e)	The Company issued 786,858 shares of Class A Common stock for professional fees and management and financial consulting fees with a fair value of $216,750.

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

SilverSun Technologies, Inc. (the “Company”) is an information technology company, and a value added reseller and master developer for Sage Software’s MAS 90/200/500 and ERP X3 financial and accounting software as well as the publisher of its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company focuses on the business software and information technology consulting market, and is looking for other opportunities to grow its business. The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States. In June 2011, the Company changed its name from Trey Resources, Inc. to SilverSun Technologies, Inc. The Company is publicly traded and is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SSNT.” A 1-for-1,811 reverse stock split of the Company’s issued and outstanding shares of Class A Common Stock occurred during the year and has been reflected retro-actively throughout the financial statements.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of SilverSun Technologies, Inc. (the “Company”) and its majority owned subsidiaries, SWK Technologies, Inc. and BTSG Acquisition Corp. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and accounts have been eliminated in consolidation.

Noncontrolling Interest

Noncontrolling interest represents third party ownership in the net assets of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority owned subsidiaries are consolidated with those of our own, with any third party investor’s interest shown as noncontrolling interest.

On May 6, 2009, the Company sold twenty-five (25) newly issued shares or 20% of the stock of SWK Technologies, Inc. (“SWK”), a subsidiary of SilverSun Technologies, Inc, for a purchase price of $150,000 to the President of SWK.

On January 12, 2012, SilverSun Technologies, Inc. entered into a share exchange agreement (the “Agreement”) with certain shareholders and the President (the “SWK Shareholders”) of SWK Technologies, Inc.  Pursuant to the terms of the Agreement, the SWK Shareholders exchanged an aggregate of 25 shares of SWK to the Company for a total of 22,664,678 shares (the “Exchange Shares”) of the Company’s common stock (the “Exchange”). These shares had a fair value of approximately $612,000 ($0.027 per share) and will be charged to Additional Paid-in Capital in 2012.  Upon consummation of the Exchange, SWK became a wholly-owned subsidiary of the Company.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. The most significant estimates include:

1.  Revenue recognition of software sales
2. Allowance for doubtful accounts
3. Fair market value of share based payments and other equity instruments

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

Software and hardware revenues are recognized when the product is shipped to the customer. The Company separates the software component and the professional services component into two parts for purposes of revenue recognition.  In that situation where both components are present, software sales revenue is recognized when collectability is reasonably assured and the product is delivered and has stand alone value. Professional service revenue is recognized as the service time is incurred.

With respect to customer support services, upon the completion of one year from the date of sale, considered to be the warranty period, the Company offers customers an optional annual software maintenance and support agreement for subsequent one-year periods. Sales of maintenance and support agreements are recorded as deferred revenue and recognized over the respective terms of the agreements, which typically range from three months to one year.

Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company’s cash equivalents at December 31, 2010 consisted of certificates of deposit with maturities of 3 months or less. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to federally insured limits. At times balances may exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

For the years ended December 31, 2011 and 2010, our top ten customers had approximately $3,211,000 and $1,488,000 in sales and these represented 31% and 20%, respectively, of our total sales for the period.  Generally, we do not rely on any one specific customer for any significant portion of our revenue base.

For the years ended December 31, 2011 and 2010, purchases from one supplier were approximately 58% or 23%, respectively, of the Company’s total cost of revenue.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of December 31, 2011 the Company believes it has no significant risk related to its concentration of accounts receivable.

           Accounts Receivable

Accounts receivable consist primarily of invoices for maintenance and professional services. Payment for software sales are due in advance of ordering from the software supplier. Payments for maintenance and support plan renewals are due before the beginning of the maintenance period. Terms under our professional service agreements are generally 50% due in advance and the balance on completion of the services.

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

Deferred Revenues

Deferred revenues consist of maintenance service, customer support services, including telephone support and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes using the assets and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax authorities for the periods subject to review by such taxing authorities. Uncertain tax positions taken on our tax returns are accounted for as liabilities for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Consolidated Statements of Operations. There were no liabilities recorded for uncertain tax positions at December 31, 2011 or 2010.

Fair Value Measurement

The Company adopted the provisions of the accounting pronouncement which defines fair value, establishes a framework for measuring fair value and enhances fair value measurement disclosure. Under the provisions of the pronouncement, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

The pronouncement establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were identified or recorded in the years ended December 31, 2011 and 2010.

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

Earnings per Share

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and warrants to the extent they are dilutive. Diluted loss per share does not include common stock equivalents, as these shares would have an anti-dilutive effect.

For the year ended December 31, 2010, stock warrants to purchase 1,698 shares were excluded from the calculation of diluted net income (loss) per share calculation due to their anti-dilutive effect. For the year ended December 31, 2010, the dilutive effect of convertible debentures exceeded the number of authorized common shares and as a result weighted average shares outstanding, fully diluted, was the maximum authorized number of common shares. These shares were excluded from the calculation of diluted loss per share in 2010 due to their anti-dilutive effect.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share (continued)

The computation of EPS is approximately as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$2,617,000	$(469,000)
Weighted-average common shares outstanding	4,481,000	3,619,000
Basic net income (loss) per share attributable to common stockholders	$0.58	$(0.00)
Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$2,617,000	$(469,000)
Weighted-average common shares outstanding	4,481,000	3,619,000
Incremental shares attributable to warrants and convertible promissory note	101,322,000	-
Total adjusted weighted-average shares	105,803,000	3,619,2999
Diluted net income (loss) per share attributable to common stockholders	$0.02	$(0.00)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the financial position, operations or cash flows for the year ended December 31, 2010.

Recent Accounting Pronouncements

No recently issued accounting pronoucnements had a material impact on the Company’s consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2011	December 31, 2010
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	700,606	624,276
	731,163	654,833
Less: Accumulated depreciation	(593,215)	(498,212)

Property and equipment, net	$137,948	$156,621

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $95,003 and $82,879.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 4 - INCOME TAXES

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilitieis for financial accounting purposes and the amounts used for income tax reporting.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	2,823,000	3,328,000
Deferred wages and expenses	-	517,000
Intangibles	358,000	401,000
Derivative liability	-	470,000
Share based payments	32,000	-
Other	16,000	21,000
Deferred tax asset	3,229,000	4,737,000
Less: Valuation allowance	(3,229,000)	(4,737,000)
Net deferred tax asset	-0-	-0-

As of December 31, 2011, the Company has net operating loss carry forwards of approximately $7,498,000 that can be utilized to offset future taxable income for Federal income tax purposes. Net operating loss carry forwards expire starting in 2025 through 2030.   Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.

During 2011, the Company’s Chief Executive Officer, Mr. Meller waived his rights with respect to the deferred wages and expenses owed to him as of December 31, 2010 and through the period of waiver.  The Company recorded the waiver as a capital contribution and recorded the gain through additional paid in capital.

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

A reconciliation of the statutory income tax rate to the effective rate is as follows for the period December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Federal income tax rate	34%	(34%)
State income tax, net of federal benefit	6%	(6%)
Permanent differences	-	(10%)
Effective income tax rate	40%	(50%)
Effect on valuation allowance	(40%)	50%
Effective income tax rate	0.0%	0.0%

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 4 - INCOME TAXES (Continued)

Accounting for Uncertainty in Income Taxes. prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

There were no significant uncertain tax positions taken, or expected to be taken, in a tax return that would be determined to be an unrecognized tax benefit taken or expected to be taken in a tax return that should have been recorded on the Company’s consolidated financial statements for the year ended December 31, 2011 and 2010.

The federal and state tax returns for the years ending December 31, 2008, 2009 and 2010 are currently open and the tax returns for the year ended December 31, 2011 will be filed by October 15, 2012.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation.

Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. During the years ended December 31, 2011 and 2010 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2011 and 2010.

NOTE 5 – DUE TO RELATED PARTIES

On September 1, 2010,   the Company entered into Amendment No 1 to the Employment Agreement with Mark Meller, President and Chief Executive Officer of the Company, whereby the term of the Employment Agreement was extended to September 15, 2017. As consideration, the Company agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter, as well as a monthly travel expense allowance of $600 and an auto allowance of $800. The employment agreement with Mr. Meller also provides for a severance payment to him of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control, as defined in the employment agreement. Mr. Meller will also be paid the sum of $350,000 upon the completion of the Spin-Off, and compensation retroactive to August 1, 2003, at the annual rate dictated by the terms of the employment agreement, as a result of the Company acquiring SWK, Inc. on June 2, 2004.

On June 29, 2011, Mr. Meller forgave outstanding liabilities representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with a previous transaction in the amount of $1,338,967. Such amount is recorded as a contribution of capital in Additional Paid-In Capital in the accompanying balance sheet.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 5 – DUE TO RELATED PARTIES (Continued)

During the year ended December 31, 2010, the Company isssued 83,638 shares of Class A Common stock to Mr. Meller for repayment of $1,515 in deferred compensation with a fair value of $27,779. The difference in the fair value and the amount of deferred compensation repaid was charged to general and administrative expense in the amount of $27,264 and included in operating expenses in the statement of operations.

Total amounts owed to Mr. Meller as of December 31, 2011 and December 31, 2010, representing unpaid salary, unpaid expense and auto allowances, accrued interest, and the one-time payment in connection with a previous transaction, totaled $6,335 and $1,293,941.

NOTE 6 –NOTES PAYABLE TO RELATED PARTIES

On October 19, 2010, the Company borrowed $45,000 in exchange for issuing a note payable to Mr. Mark Meller (the “Note Payable”).  The Note Payable is not collateralized, and carries an interest rate of 3% per annum on the unpaid balance. The Note Payable and interest are due January 1, 2012. In January 2012, Mr. Meller extended the due date of the Note Payable. The outstanding balances at December 31, 2011 and 2010 were $20,000 and $45,000, plus accrued interest of $1,454 and $274, respectively.

NOTE 7 - CONVERTIBLE DEBENTURES PAYABLE

7.5% $2,359,000 Convertible Debentures

On December 30, 2005, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P (YA Global). Pursuant to such purchase agreement, YA Global purchased $2,359,047 of secured convertible debentures, which were convertible into shares of the Company’s Class A Common Stock. Two such debentures were issued on December 30, 2005 for an aggregate of $1,759,047, interest payable at the rate of 7.5% per annum, and included a debenture that was issued on May 6, 2006 equal to $600,000 with interest payable at the rate of 7.5% per annum (the December 30, 2005 and May 6, 2006 convertible debenture together the “YA Convertible Debentures”).  As of December 31, 2010, the YA Convertible Debentures were $1,319,000.

During 2011, the Company made payments in the amount of $735,000 to satisfy any and all obligations owed to YA Global, including outstanding principal, accrued interest and accrued liquidated damages.  As a result of the restructuring of the debt, the Company recorded a gain on the extinguishment of $1,461,660, which is presented as other income in the accompanying statement of operations.

Additionally, the Company recorded a gain on the extinguishment of the derivative liability associated with this convertible debenture of approximately $767,000.

During the year ended December 31, 2010, the Company had issued 325,079 shares of Class A common stock for repayment of $60,900 of principal on the convertible debenture held by YA Global Investments.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 8 – CONVERTIBLE PROMISSORY NOTE – RELATED PARTY

On January 28, 2011, the Company issued a 7% $51,000 convertible promissory note to Mr. Mark Meller (“Convertible Note”). This note is not collateralized. The note and interest are due January 28, 2012. The Convertible Notes is convertible into 100,725,000 Class A Common Stock upon the election of the note holder.

NOTE 9 - DERIVATIVE LIABILITIES

Convertible Debentures

Conversion features associated with the extinguished Convertible Debentures represented an embedded derivative which the Company had accounted for as a free-standing financial instrument.  As of December 31, 2010 the embedded derivative amounted to $1,177,845. This amount was adjusted to $767,279 at April 12, 2011, the date of repayment of the YA Global Convertible Debentures. The $767,279 was recorded as a gain on the extinguishment of the derivative liability since the YA Global Convertible Debentures have been repaid. For the year ended December 31, 2011 the Company recorded a gain on valuation of derivative in the amounts of $410,566 as compared to a gain on valuation of derivative in the amount of $483,081 for the year ended December 31, 2010, respectively.

The estimated fair value of the financial instruments has been calculated based on a Black-Scholes pricing model using the following assumptions:

	April 12, 2011	December 31, 2010
Fair market value of stock	$0.00013	$0.00013
Exercise price	$0.0001	$0.0001
Dividend yield	0.00%	0.00%
Risk free interest rate	0.24%	0.29%
Expected volatility	145.01%	183.32%
Expected life	0.71 Year	1 Year

Convertible Promissory Note

The conversion feature associated with the Meller Note represents an embedded derivative. At January 28, 2011 the Company recorded the conversion option as a liability, recorded a debt discount of $51,000, and charged Other Expense - Loss on Valuation of Derivative for $53,821, resulting primarily from calculation of the conversion price, and a derivative liability of $104,821. For the year ended December 31, 2011, the Company recorded a Gain on Valuation of Derivative in the amount of $5,290 from the calculation of the derivative liability.

In May 2011 the conversion feature was modified, which resulted in the extinguishment of this derivative liability in the amount of $99,531 recorded through additional paid-in capital.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 9 - DERIVATIVE LIABILITIES (Continued)

The estimated fair value of the embedded derivative had been calculated based on a Black-Scholes pricing model using the following assumptions:

	May 17 , 2011	At Inception
Fair market value of stock	$0.00013	$0.00013
Exercise price	$0.00005	$0.00005
Dividend yield	0.00%	0.00%
Risk free interest rate	0.41%	0.24%
Expected volatility	169.92%	182.35%
Expected life	0.83 Year	1 Year

NOTE 10 – PROMISSORY NOTES

On April 11, 2011 the Company entered into two promissory notes (the “Notes”) each in the face amount of $275,000 with two accredited investors, totaling $550,000. The Notes bears interest at 7% and were paid in full on November 4, 2011. As consideration for the Notes, the Company issued two shares of Series A convertible preferred stock, par value $1.00 per share (the “Series A Convertible Preferred Stock”) (one share to be issued to each investor mandatorily convertible into Class A Common Stock equal to 1% of the outstanding common stock at the time of conversion (no later than January 15, 2012).

For the year ended December 31, 2011, the Company recorded interest expense of approximately $20,000.  The due date for the Notes was extended to November 4, 2011 when these notes were paid in full

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 7,000 square feet of space in, Livingston, NJ  07039 and pays rent on a month to month basis in the amount of $6,333, which includes escalation charges for real estate taxes and other common area maintenance.  The lease expires March 21, 2016. The Company uses its facilities to house its corporate headquarters and operations and believe that these facilities are suitable for such purpose.  Total rent expense under these operating leases for the year ended December 31, 2011 and 2010 was $87,950 and $76,000, respectively.

The Company pays rent to an officer of SWK Technologies, Inc for the rental of office space. For the years ended December 31, 2011 and 2010, the Company paid $25,200.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2011.

2012	$75,996
2013	75,996
2014	75,996
2015	78,000
2016	81,000

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment agreements

See Note 5 to the Financial Statements for information related to the employment agreement of Mark Meller.

NOTE 12 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company issued to the each holder of the Notes one (1) share of Series A Convertible Preferred Stock (“Series A”), having the rights, preferences, privileges, powers and restrictions set forth in the Certificate of Designation filed with the Secretary of State of Delaware. The Company has the right to convert, at its sole option, each share of Series A into Class A Common Stock equal to 1% of the outstanding shares of Class A Common Stock at the time of conversion. The Company valued the Series A Convertible Preferred Stock at $22,886 representing 1% of the outstanding shares deliverable multiplied by the fair market value of the stock on the date of issuance and recorded as debt discount, which has been amortized to interest expense during 2011. Each one share of Series A shall entitle the Series A Holder to voting rights equal to 2,666,667 votes of Class A Common Stock.

On January 13, 2012, each holder converted the one (1) of the Series A into 1,192,825 shares of Class A Common Stock.

Series B Preferred Stock

On September 23, 2011, SilverSun Technologies, Inc., entered into a Series B preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) with Mr. Mark Meller (the “Series B Holder”), pursuant to which the Series B Holder was issued one  authorized share of Series B Preferred Stock (“Series B”), par value $0.001 per share.  The Series B Holder was issued one share of Series B as partial consideration for personally guaranteeing repayment of the Notes.

The Series B Preferred Stock has the rights, privileges, preferences and restrictions set for in the Certificate of Designation (the “Certificate of Designation”) filed by the Corporation with the Secretary of State of the State of Delaware (“Delaware Secretary of State”) on September 23, 2011.

The voting rights of the Series B shall be equal to (x) the total issued and outstanding Common Stock and preferred stock eligible to vote at the time of the respective vote divided by (y) forty nine one-hundredths (0.49) minus (z) the total issued and outstanding Common Stock and preferred stock eligible to vote at the time of the respective vote.  For the avoidance of doubt, if the total issued and outstanding Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of the Series B Preferred Stock shall be equal to 5,204,082 (e.g. (5,000,000 / 0.49) – 5,000,000 = 5,204,082).

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 12 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock

On May 17, 2011, the Company filed an Information Statement with the Securities and Exchange Commission, pursuant to Section 14C of the Securities Exchange Act of 1934, to the holders of Class A Common Stock (the “Series A Stockholders”) of SilverSun Technologies, Inc. to notify such Series A Stockholders that the Company received a unanimous written consent in lieu of a meeting of the holders of Series A.  Each share of Series A has the equivalent of five billion (5,000,000,000) votes of Class A Common Stock.  Currently, there are two holders of Series A (up to January 13, 2012) , each holding one share of Series A Preferred, resulting in the Series A holding in the aggregate approximately 55.4% of the total voting power of all issued and outstanding voting capital of the Company (the “Majority Stockholders”).   The Series A Stockholders consented to perform the following during 2011:

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

 5. The cancellation of Class C Common Stock, par value $.00001 per share.;

6. A change in the name of the Company from Trey Resources, Inc. to SilverSun Technologies, Inc.

NOTE 13 - STOCK OPTIONS AND WARRANTS

2005 Stock Incentive Plan
The Company adopted the 2005 Stock Incentive as amended Plan (the “2005 Plan”) in order to attract and retain qualified employees, directors, independent contractors or agents of the Company.  Under the Plan, the Board of Directors (the “Board”), in its discretion may grant stock options (either incentive or non-qualified stock options) to employees, directors, independent contractors or agents to purchase the Company’s common stock at no less than 50% of the fair market price on the date the option is granted.  Options generally vest over four years and have a maximum term of ten years.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 13 - STOCK OPTIONS AND WARRANTS (Continued)

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
The Company adopted the 2004 Directors’ and Officers’ Stock Incentive Plan (the “2004 D&O Plan”) in order to provide long-term incentive and rewards to officers and directors of the Company and subsidiaries and to attract and retain qualified employees, directors, independent contractors or agents of the Company.  Under the Plan, the Board, in its discretion may grant stock options (either incentive or non-qualified stock options) to employees, directors, independent contractors or agents to purchase the Company’s common stock at no less than 50% of the market price on the date the option is granted.  Options generally vest over four years and have a maximum term of ten years.

No securities were issued under these plans for the years ended December 31, 2011 and 2010, and there were no options issued or outstanding as of December 31, 2011 and 2010.

Warrants Outstanding

During 2011 the Company issued approximately 552,000 warrants for services with a fair value of approximately $107,000. The estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions: a) fair market value of stock of $0.22638; b) exercise price of $0.1811; c) Dividend yield of 0%; d) Risk free interest rate of 0.30%; e) expected volatility of 230.47%; f) Expected life of 1.5 years..

Unexpired warrants outstanding are as follows as of December 31, 2011:

Expiration Date	Exercise Price	Shares

July 11, 2012	27.17	2,000
November 7, 2012	0.18	552,000

		554,000

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 13 - STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2010	2,000	$29.572
Granted	-	$.000
Exercised	-	$.000
Canceled	-	$.000
Balance, December 31, 2010	2,000	$29.572

Granted	552,000	$.1811
Exercised	-	$.0000
Canceled	-	$.0000
Balance, December 31, 2011	554,000	$.2711

Outstanding and Exercisable,
December 31, 2011	554,000	$.2694

Outstanding and Exercisable,
December 31, 2010	2,000	$28.976

NOTE 14 – LINE OF CREDIT

In October 2011 the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000. As of December 31, 2011, the availability under this line was approximately $533,000 based upon eligible collateral at December 31, 2010.Interest on outstanding balances is payable daily at an interest rate that is two and three quarters percentage points (2.75%) above the Prime Rate.  The Company’s interest rate was 6% as of December 31, 2011.   The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s CEO.  The credit facility required the Company to pay a monitoring fee of 0.315% of eligible collateral to be paid monthly. An annual facility fee equal to one percent (1%) of the Maximum Credit is assessed upon the initial funding, annually thereafter. The term of the agreement is for three years and expires in October 2014. As of December 31, 2011 there was no outstanding balance open under this agreement.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE 15 – FAIR VALUE MEASUREMENTS

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable, capital leases and various short-term borrowings.

The following table provides a summary of the changes in fair value of the Company’s level 3 financial liabilities from December 31, 2010 through December 31, 2011 as well as the portion of gains or losses included in income attributable to unrealized gains or losses related to the liability held at December 31, 2011:

Fair value, December 31, 2010	$(1,177,845)
Total gains or losses included in earnings:
Net change in unrealized gain (loss), net	415,856
New issuances	(104,821)
Debt extinguishment	767,279
Meller promissory note	99,531
-
Fair value, December 31, 2011	$-

Gains and losses from the change in derivative liabilities are included in other income (expense) on the statement of operations.

NOTE 16 – SUBSEQUENT EVENT

Series A Preferred Stock - Conversion
In 2012, each holder of the Series A Preferred Stock converted into approximately 1,193,000 shares of Class A Common Stock, which resulted in a total aggregated issuance of approximately 2,386,000

Letter of Intent – HighTower, Inc.
On March 26, 2012, the Company signed a letter of intent to acquire the assets of HighTower, Inc., a leading Chicago-based reseller of Sage Software products. It is anticipated that the transaction, which is subject to the signing of definitive agreements and customary closing conditions, will close within the next 30 days.  The final terms of the agreement are being finalized.