Form 10-Q
period 2012-03-31
SilverSun Technologies, Inc.
filed 2012-05-16
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

As of May 14, 2012, there were 116,900,633 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statement

  SILVER SUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	March 31, 2012	December 31, 2011

Current assets:
Cash and cash equivalents	$99,952	$233,722
Accounts receivable, net of allowance of $41,000 and $41,000	1,164,352	881,217
Inventories	-	11,617
Prepaid expenses and other current assets	39,700	103,407
Total current assets	1,304,004	1,229,963

Property and equipment, net of accumulated depreciation of $612,000 and $593,000	166,917	137,948
Intangible assets	126,056	95,445
Deposits and other assets	48,011	57,921

Total assets	$1,644,988	$1,521,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,176,966	$1,260,045
Accrued interest	10,818	7,675
Due to related parties	5,111	6,335
Capital lease obligations	55,253	64,367
Deferred revenue	1,209,409	1,015,750
Notes payable to related parties	20,000	20,000
Convertible promissory note – related party, net of discount of $-0- and $4,250	7,054	46,750
Total current liabilities	2,484,611	2,420,922

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; No shares issued and outstanding	-	-
Series A Convertible Preferred Stock, $1.00 par value; authorized 2 shares; no shares issued and outstanding at March 31, 2012, and 2 shares issued and outstanding at December 31, 2011	-	22,886
Series B Preferred Stock, 1.00 par value; authorized 1 share; 1 shares issued and outstanding	1	1
Common stock:
Class A – par value $.0001; authorized 750,000,000 shares; 116,800,933 and 4,456,912 shares issued and outstanding	11,680	446
Class B – par value $.0001: authorized 50,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	10,153,643	9,326,572
Accumulated deficit	(11,004,947)	(10,296,756)
Total SilverSun stockholders’ deficit	(839,623)	(946,851)
Non-controlling interest in SWK Technologies, Inc.	-	47,206

Total stockholders’ deficit	(839,623)	(899,645)
Total liabilities and stockholders’ deficit	$1,644,988	$1,521,277

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Software product, net	$358,974	$874,999
Service, net	2,549,885	1,886,446
Total revenues, net	2,908,859	2,761,445

Cost of revenues:
Product	169,338	431,187
Service	1,556,347	1,128,204
Total cost of revenues	1,725,685	1,559,391

Gross profit	1,183,174	1,202,054

Selling, general and Administrative expenses :
Selling and marketing expenses	514,350	425,158
General and administrative expenses	615,946	515,821
Share-based compensation expense	719,267	-
Depreciation and amortization	19,202	26,188
Total selling, general and administrative expenses	1,868,765	967,167

Income (loss) from operations	(685,591)	234,887

Other income (expense)
Gain on revaluation of derivatives	-	262,788
Amortization of debt discount	(4,250)	(8,500)
Interest expense, net	(18,350)	(23,522)
Total other income (expense)	(22,600)	230,766

Net (loss) income	(708,191)	465,653

Net income (loss) attributable to the noncontrolling interest in SWK Technologies, Inc.	-	26,014

Net (loss) income attributable to SilverSun Technologies, Inc	$(708,191)	$439,639

Net (loss) income per common share – basic	$(0.01)	$0.10
Net (loss) income per common share – fully diluted	$(0.01)	$0.08
Weighted Average Shares
Basic	110,846,863	4,563,600
Diluted	110,846,863	5,521,811

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIODS ENDED DECEMBER 31, 2011 AND MARCH 31, 2012

	Series A Preferred Stock		Series B Preferred Stock			Common Stock Class A		Additional Paid in	Accumulated	Noncontrolling Interest in SWK Technologies,	Total Stockholders’
	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Deficit	Inc.	Deficit
Balance at January 1, 2012	2	$22,886	1		$1	4,456,912	$446	$9,326,572	$(10,296,756)	$47,306	$(899,645)
	-	-	-		-
Exchange of shares of SWK for shares of SilverSun Technologies, Inc	-	-	-		-	22,664,678	2,266	44,940	-	(47,206)	-
Conversion of Series A Preferred Stock to common stock accrued expenses	(2)	(22,886)	-		-	2,385,650	239	22,647	-	-	-
Converson of convertible promissory note to common stock	-	-	-		-	86,793,693	8,679	35,267	-	-	43,946
Share-Based Compensation	-	-	-		-	-	-	719,267	-	-	719,267
Issuance of common stock for services	-	-	-		-	500,000	50	4,950	-	-	5,000
Net loss	-	-	-		-	-	-	-	(708,191)	-	(708,191)
Balance at March 31, 2012	-	-	1	$		116,800,933	$11,680	$10,153,643	$(11,004,947)	-	$(839,623)

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(708,191)	$465,653
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,202	26,188
Amortization of debt discount	4,250	8,500
Share-based compensation	719,267	-
Common stock issued for services	5,000	-
Derivative liability in excess of debt discount	-	54,000
Gain on revaluation of derivative liability	-	(316,788)
Return of shares for services not rendered	-	(65,000)

Changes in assets and liabilities:
Accounts receivable	(283,135)	(191,070)
Inventory	11,617	-
Prepaid expenses and other current assets	63,707	35,231
Deposits and other assets	9,910	-
Accounts payable and accrued expenses	(83,079)	278,927
Accrued interest	3,143	22,580
Deferred revenue	193,659	418,942
Due to related parties	(1,224)	23,902
Net cash provided by (used in) operating activities	(45,874)	761,065

Cash flows from investing activities:
Acquisition of intangible assets	(30,611)	-
Purchase of property and equipment	(48,171)	(18,917)
Net cash used in investing activities	(78,782)	(18,917)

Cash flows from financing activities:
Proceeds from convertible promissory note – related party	-	51,000
Repayment of convertible debentures	-	(205,000)
Principal payments under capital leases obligations	(9,114)	(5,524)
Net cash used in financing activities	(9,114)	(159,524)

Net increase (decrease) in cash and cash equivalents	(133,770)	582,624

Cash and cash equivalents – beginning of period	233,722	104,344

Cash and cash equivalents – end of period	$99,952	$686,968

Cash paid during period for:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECGNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the three months ended March 31, 2012:

a)  The Company converted $43,946 of the Convertible Promissory Note at a fixed conversion rate of 1,975 shares per $1 for 86,793,693 shares of Class A common stock.

b) The Company issued 500,000 shares of Class A common stock for services with a fair value of $5,000.

c)  The Company converted 2 shares of Series A Convertible preferred stock for 2,385,650 shares of Class A common stock.

d)  The Company bought back their 20% interest in SWK Technologies, Inc. for 22,664,678 shares of Class A common stock.

For the three months March 31, 2011:

a)  The Company recorded a derivative liability of $105,000 related to a conversion feature embedded in the $51,000 convertible note issued during the period to an executive officer of the Company.  The derivative liability was recorded as debt discount and the excess as an expense on the statement of operations as other income expense.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of March 31, 2012, the results of operations and cash flows for the three months ended March 31, 2012 and 2011.  These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared in accordance with the requirements of Form 10-Q and consequently do not include disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2011 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Summary of Significant Accounting Policies

During 2012, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  A reclassification in the condensed balance sheet of approximately $95,000 from prepaid expenses and other current assets to intangible assets had no impact on the financial position, operations or cash flows as of December 31, 2011.

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding warrants and beneficial conversion of related party accounts. The computation of diluted loss per share for the three months ended March  31, 2012 does not include share equivalents in the amount of 14,983,506 as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE (continued)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$(708,191)	$439,639
Weighted-average common shares outstanding	110,846,863	4,563,600
Basic net income (loss) per share attributable to common Stockholders	$(0.01)	$0.12
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$(708,191)	$439,639
Weighted-average common shares outstanding	110,846,863	4,563,600
Incremental shares attributable to the common stock equivalents	-	958,211
Total adjusted weighted-average shares	110,846,863	5,521,811
Diluted net income (loss) per share attributable to common Stockholders	$(0.01)	$0.08

NOTE 3 – CONVERTIBLE PROMISSORY NOTE – RELATED PARTY AND DERIVATIVE LIABILITY

The 7% Convertible Promissory Note (“Convertible Note”), due January 28, 2012 was extended to January 28, 2013.

On January 4, 2012 the holder of the Convertible Note,, Mr. Mark Meller, CEO of the Company, converted $30,458 into 60,154,178 shares of Class A Common Stock.  In addition, the holder had previously sold $13,488 to certain employees of the Company in accordance with the optiobs granted to them by Mr. Meller  in January 2011, which were converted into 26,639,515 shares of Class A common stock. The shares issued to the employees were recorded as share-based compensation valued at approximately $719,000 which was recorded in the statement of operations.

NOTE 4 – NOTES PAYABLE TO RELATED PARTIES

In January 2012, Mr. Meller extended the due date of the Note Payable from January 1, 2012 to January 1, 2013.

NOTE 5 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

On January 12, 2012, the Series A Convertible Preferred Stock was converted into 2,385,650 shares of Class A Common Stock.

Series B Preferred Stock

The Series B Preferred Stock has the rights, privileges, preferences and restrictions set for in the Certificate of Designation (the “Certificate of Designation”) filed by the Corporation with the Secretary of State of the State of Delaware (“Delaware Secretary of State”) on September 23, 2011.

The one (1) share of the Series B Preferred shall have voting rights equal to (x) the total issued and outstanding Common Stock and preferred stock eligible to vote at the time of the respective vote divided by (y) forty nine one-hundredths (0.49) minus (z) the total issued and outstanding Common Stock and preferred stock eligible to vote at the time of the respective vote.  For the avoidance of doubt, if the total issued and outstanding Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of the Series B Preferred Stock shall be equal to 5,204,082 (e.g. (5,000,000 / 0.49) – 5,000,000 = 5,204,082).

NOTE 6 - NONCONTROLLING INTEREST

On January 12, 2012, SilverSun Technologies, Inc. entered into a share exchange agreement with certain shareholders and the President (the “SWK Shareholders”) of SWK Technologies, Inc to purchase the remaining 20% interest from the SWK’s non-controlling shareholders.  Pursuant to the terms of the Agreement, the non controlling shareholders exchanged an aggregate of 25 shares of SWK for a total of 22,664,678 shares (the “Exchange Shares”) of the Company’s Class A common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, , relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Revenues for the three months ended March 31, 2012, increased $147,414 (5.3%) to $2,908,859, as compared to $2,761,445 for the three months March 31, 2011.  These sales were all generated by the Company’s operating subsidiary, SWK Technologies.  Increases in sales from consulting services, network hardware sales, and service agreements were partially offset by a decrease in software sales. This increase is primarily due to the continued marketing efforts and very competitive pricing.  Certain sales the Company anticipated to close in the first quarter have been postponed to the second quarter and beyond.

Gross Profit

Gross profit for the three months ended March 31, 2012, decreased $18,880 (1.6%) to $1,183,174, as compared to $1,202,054, for the three months ended March 31, 2011.  For the three months ended March 31, 2012, the gross profit percentage was 40.7%, as compared to 43.5% for the three months ended March 31, 2011.  The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.  The change in sales mix for the three ended March 31, 2011, resulted in gross profit being lower as a percent of sales as compared to the three months ended March 31, 2012.

Operating Expenses

Selling and marketing expenses increased $89,192 (21%) to $514,350 for the three months ended March 31, 2012 as compared to $425,158 for the three months ended March 31, 2011 as a result of the continued increase in sales activity.

General and administrative expenses increased $100,175 (19.4%) to $615,996 for the three months ended March 31, 2012 as compared to $515,821 for the three months ended March 31, 2011 primarily as a result of increases in professional fees and investor relations expenses.

On January 4, 2012 in accordance with options granted in January 2011, Mr. Meller sold portions of his Convertible Note payable to certain employees of SWK Technologies, Inc. in the amount of $13,235. On January 4, 2012, Mr. Meller converted $30,458 of the Convertible Note into 60,154,178 shares of Class A Common Stock, and those certain employees converted the $13,238 into 23,139,523 shares of Class A Common Stock. As a consequence the Company recognized $719,267 expense in 2012.

Other Income

Total other expense for the three months ended March 31, 2012 was $22,600, as compared to other income of $230,766 for the three months ended March 31, 2011.  This change is primarily attributed to the gain on the revaluation of derivative for the three months ended March 31, 2011.

Net Income (Loss)

For three months ended March 31, 2012, the Company had a net loss of $708,191, as compared to net income of $465,639for the three months ended March 31, 2011.  This change is primarily attributed share-based compensation expense for the three months ended March 31, 2012 and the other factors as described above.

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

In October the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000. Interest on outstanding balances is payable daily at an interest rate that is two and three quarter percentage points (2.75%) above the Prime Rate. The Company’s interest rate was 6% at March 31, 2012. The line was collateralized by substantially all of the assets of the Company and is personally guaranteed by the Company’s Chief Executive Office, Mr. Mark Meller.  The credit facility required the Company to pay a monitoring fee of 0.315% of eligible collateral to be paid monthly. An annual facility fee equal to one percent (1%) of the Maximum Credit is assessed upon the initial funding, annually thereafter. The term of the agreement is for three years and expires in October 2014. As of March 31, 2012, the Company was in compliance with of the loan covenants. As of March 31, 2012, the Company has no outstanding balance against this line. The available line at March 31, 2012 was $696,521.

During the three months ended March 31, 2012, the Company had a net decrease in cash of $133,770. The Company's principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities

The Company used $45,874 in cash for operating activities for the three months ended March 31, 2012, as compared to providing $761,065 of cash for operating activities for the three months ended March 31, 2011. This decrease in cash used in operating activities is primarily attributed to a decrease in cash from deferred revenues and a reduction accounts payable and accrued expenses.

Cash used in investing activities

Investing activities for the three months ended March 31, 2012 used cash of $78,782, as compared to using $18,917 of cash for the three months ended March 31, 2011. This increase in cash used is attributed to the increase in purchases of property, and equipment and intangible assets.

Cash provided by (used in) financing activities

Financing activities for the three months ended March 31, 2012 used cash of $9,114, as compared to using $159,524 of cash for the three months ended March 31, 2011. This decrease in cash used is the repayment of convertible debentures during the three months ended March 31, 2011.

The Company believes that it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2012.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2011.

Off Balance Sheet Arrangements

During the three months ended March 31, 2012, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Other than disclosed above, there were no unregistered sales of equity securities during the period ended March 31, 2012, that were not otherwise required to be disclosed in a current report on Form 8-K.

Item 3.  Defaults Upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.  Mine Safety Disclosures

Not  Applicable.

Item 5.  Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6.  Exhibits

10.1
Share Exchange Agreement, dated January 12, 2012, by and among SilverSun Technologies, Inc. and certain signatories thereto (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 20, 2012)

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

SILVERSUN TECHNOLOGIES, INC.

Dated: May 16, 2012	By:	/s/ Mark Meller
Mark Meller
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)