Form 10-Q
period 2012-06-30
SilverSun Technologies, Inc.
filed 2012-08-14
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

As of August 14, 2012, there were 116,828,283 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statement

  SILVER SUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2012	December 31, 2011

Current assets:
Cash and cash equivalents	$176,996	$233,722
Accounts receivable, net of allowance of $41,000 and $41,000	1,289,275	881,217
Prepaid expenses and other current assets	65,255	115,024
Total current assets	1,531,526	1,229,963

Property and equipment, net of accumulated depreciation of $639,000 and $593,000	165,686	137,948
Intangible assets, net	893,404	95,445
Deposits and other assets	36,619	57,921

Total assets	$2,627,235	$1,521,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Line of credit	$579,824	$-
Accounts payable and accrued expenses	1,177,019	1,260,045
Accrued interest	12,868	7,675
Due to related parties	5,383	6,335
Capital lease obligations	63,790	64,367
Deferred revenue	1,516,938	1,015,750
Notes payable to related party	20,000	20,000
Convertible promissory note – related party, net of discount of $-0- and $4,250	7,054	46,750
Total current liabilities	3,382,876	2,420,922

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; No shares issued and outstanding	-	-
Series A Convertible Preferred Stock, $1.00 par value; authorized 2 shares; no shares issued and outstanding at June 30, 2012, and 2 shares issued and outstanding at December 31, 2011	-	22,886
Series B Preferred Stock, 1.00 par value; authorized 1 share; 1 shares issued and outstanding	1	1
Common stock:
Class A – par value $.0001; authorized 750,000,000 shares; 116,800,933 and 4,456,912 shares issued and outstanding	11,680	446
Class B – par value $.0001: authorized 50,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	10,571,656	9,326,572
Accumulated deficit	(11,338,978)	(10,296,756)
Total SilverSun stockholders’ deficit	(755,641)	(946,851)
Non-controlling interest in SWK Technologies, Inc.	-	47,206

Total stockholders’ deficit	(755,641)	(899,645)
Total liabilities and stockholders’ deficit	$2,627,235	$1,521,277

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues:
Product, net	$462,161	$321,953	$821,135	$1,196,952
Service, net	2,609,264	2,370,125	5,159,149	4,256,571
Total revenues, net	3,071,425	2,692,078	5,980,284	5,453,523

Cost of revenues:
Product	203,982	212,846	373,320	644,033
Service	1,570,013	1,314,249	3,126,360	2,442,453
Cost of revenues	1,773,995	1,527,095	3,499,680	3,086,486

Gross profit	1,297,430	1,164,983	2,480,604	2,367,037

Selling, general and administrative expenses:
Selling expenses	569,857	431,690	1,084,207	856,848
General and administrative expenses	606,621	623,021	1,222,567	1,138,842
Shared-based compensation	408,183	-	1,127,450	-
Depreciation and amortization	32,550	26,124	51,752	52,312

Total selling, general and administrative expenses	1,617,211	1,080,835	3,485,976	2,048,002

Income (loss) from operations	(319,781)	84,148	(1,005,372)	319,035

Other income (expense):
Gain (loss) on revaluation of derivatives	-	99,247	-	362,035
Gain on extinguishment of debt and derivative liability	-	2,228,939	-	2,228,939
Amortization of debt discount	-	(12,750)	(4,250)	(21,250)
Interest expense, net	(14,250)	(47,053)	(32,600)	(70,575)
Total other income (expense)	(14,250)	2,268,383	(36,850)	2,499,149

Net income (loss)	(334,031)	2,352,531	(1,042,222)	2,818,184

Net income (loss) attributable to the noncontrolling interest in SWK Technologies	-	61,317	-	87,331

Net income (loss) attributable to SilverSun Technologies	$(334,031)	$2,291,214	$(1,042,222)	$2,730,853
			-	-
Net income (loss) per common share: Basic	$(0.00)	$0.52	$(0.01)	$0.61
Fully diluted	(0.00)	0.02	(0.01)	0.03

Weighted average shares:
Basic	116,800,933	4,447,028	113,823,898	4,504,992
Diluted	116,800,933	105,724,210	113,823,898	105,782,173

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD ENDED JUNE 30, 2012

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Noncontrolling Interest in SWK Technologies,	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Deficit
Balance at January 1, 2012	2	$22,886	1	$1	4,456,912	$446	$9,326,572	$(10,296,756)	$47,206	$(899,645)
	-	-	-	-
Exchange of shares of SWK for shares of SilverSun Technologies, Inc	-	-	-	-	22,664,678	2,266	44,940	-	(47,206)	-
Conversion of Series A Preferred Stock to common stock	(2)	(22,886)	-	-	2,385,650	239	22,647	-	-	-
Conversion of convertible promissory note to common stock	-	-	-	-	86,793,693	8,679	35,267	-	-	43,946
Share-Based Compensation	-	-	-	-	-	-	1,127,450	-	-	1,127,450
Issuance of warrant for services							9,830			9,830
Issuance of common stock for services	-	-	-	-	500,000	50	4,950	-	-	5,000
Net loss	-	-	-	-	-	-	-	(1,042,222)	-	1,042,222)
Balance at June 30, 2012	-	-	1	$1	116,800,933	$11,680	$10,571,656	$(11,338,978)	-	$(755,641)

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,042,222)	$2,818,184
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	45,452	52,312
Amortization of intangibles	6,300	-
Amortization of debt discount	4,250	44,136
Share-based compensation	1,127,450	-
Common stock issued for services	5,000	-
Warrants issued in exchange for services	9,830	-
Gain on extinguishment of debt and derivative liability	-	(2,228,939)
Gain on revaluation of derivative liability	-	(362,035)
Return of shares for services not rendered	-	(65,000)

Changes in assets and liabilities:
Accounts receivable	(408,058)	(241,437)
Prepaid expenses and other current assets	49,769	37,369
Deposits and other assets	21,302	-
Accounts payable and accrued expenses	(83,026)	135,862
Accrued interest	5,193	34,107
Deferred revenue	201,554	323,971
Due to related parties	(952)	48,095
Net cash provided by (used in) operating activities	(58,158)	596,625

Cash flows from investing activities:
Acquisition of intangible assets	(62,661)	-
Acquisition of new business	(441,964)	-
Purchase of property and equipment	(53,734)	(29,562)
Net cash used in investing activities	(558,359)	(29,562)

Cash flows from financing activities:
Proceeds from line of credit	579,824	-
Proceeds from convertible promissory note – related party	-	51,000
Proceeds from promissory notes	-	550,000
Repayment of promissory notes	-	(50,000)
Repayment of convertible debentures	-	(735,000)
Principal payments under capital leases obligations	(20,033)	(11,216)
Net cash used in financing activities	559,791	(195,216)

Net increase (decrease) in cash and cash equivalents	(56,726)	371,847

Cash and cash equivalents – beginning of period	233,722	104,344

Cash and cash equivalents – end of period	$176,996	$476,191

Cash paid during period for:
Interest expense	$-	$-
Income taxes	$-	$-
Capital lease obligations	19,456	-

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECGNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

For the six months ended June 30, 2012:

a)  The Company converted $43,946 of the Convertible Promissory Note at a fixed conversion rate of 1,975 shares per $1 for 86,793,693 shares of Class A common stock.

b)  The Company converted 2 shares of Series A Convertible preferred stock for 2,385,650 shares of Class A common stock.

c)  The Company bought back their 20% interest in SWK Technologies, Inc. for 22,664,678 shares of Class A common stock.

For the six months ended June 30, 2011:

a)  SilverSun Technologies, Inc. (“the Company”) recorded a derivative liability of $105,000 related to a conversion features embedded in the $51,000 convertible note issued during the period to an executive officer of the Company.  The derivative liability was recorded as debt discount and the excess as an expense on the statement of operations as other income expense.

b) The Company issued warrants to a Company in exchange for financial services to be provided over one year with a fair value of $107,398. The Company recorded a prepaid expense and will amortize over the period of service.

c) On June 29, 2011, Mr. Mark Meller, the Company's Chief Executive Officer, forgave outstanding liabilities representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with a previous transaction in the amount of $1,338,967. Such amount is recorded as Additional Paid-In Capital in the accompanying balance sheet.

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

In June 2012 the Company completed the purchase of selected assets and obligations of HighTower, Inc., a leading Chicago-based reseller of Sage software applications and a publisher of proprietary business management enhancements.

The Company is publicly traded and is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SSNT.”

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of June 30, 2012, the results of operations and cash flows for the three and six months ended June 30, 2012 and 2011.  These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2011 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option, warrants and beneficial conversion of related party accounts. The computation of diluted loss per share for the three and six months ended June 30, 2012 does not include share equivalents in the amount of 17,504,000 as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position for these periods.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE (continued)

	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$(334,031)	$2,291,214
Weighted-average common shares outstanding	116,800,933	4,447,028
Basic net income (loss) per share attributable to common Stockholders	$(0.00)	$0.52
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$(334,031)	$2,291,214
Weighted-average common shares outstanding	116,800,933	4,447,028
Incremental shares attributable to the common stock equivalents	-	101,277,181
Total adjusted weighted-average shares	116,800,933	105,724,210
Diluted net income (loss) per share attributable to common Stockholders	$(0.00)	$0.02

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$(1,042,222)	$2,730,853
Weighted-average common shares outstanding	113,823,898	4,504,992
Basic net income (loss) per share attributable to common Stockholders	$(0.01)	$0.61
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$(1,042,222)	$2,730,853
Weighted-average common shares outstanding	113,823,898	4,504,992
Incremental shares attributable to the common stock equivalents	-	101,277,181
Total adjusted weighted-average shares	113,823,898	105,782,173
Diluted net income (loss) per share attributable to common Stockholders	$(0.01)	$0.03

NOTE 3 – CONVERTIBLE PROMISSORY NOTE – RELATED PARTY

The 7% Convertible Promissory Note (“Convertible Note”), due January 28, 2012 was extended to January 28, 2013.

On January 4, 2012 the holder of the Convertible Note,, Mr. Mark Meller, Chief Executive Officer of the Company, converted $30,458 into 60,154,178 shares of Class A Common Stock.  In addition, the holder had sold $13,488 of the Convertible Note to certain employees of the Company for cash in January 2012, which were subsequently converted into 26,639,515 shares of Class A common stock. The fair value of the shares issued to the employees upon conversion was recorded as share-based compensation valued of $719,000 which was recorded as a charge in the consolidated statement of operations.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE TO RELATED PARTY

In January 2012, Mr. Meller extended the due date of the Note Payable in the amount of $20,000 from January 1, 2012 to January 1, 2013.

NOTE 5 – BUSINESS COMBINATION

In June 2012, the Company’s wholly-owned subsidiary, SWK Technologies, Inc., acquired certain assets of HighTower Inc. for total consideration of $741,598, including $441,964 in cash and noncash portion assumption of deferred revenue obligation of $299,634. The preliminary purchase price was primarily allocated based on their estimated fair value to intangible assets. Upon completion of an independent valuation the purchase price allocated to the tangible and identifiable intangible assets acquired and liabilities assumed will be modified according to their respective estimated fair values, with the excess purchase consideration, if any, being allocated to goodwill at the closing of the transaction.

The Company’s condensed consolidated financial statements for the three months and six months June 30, 2012 include the results of Hightower since date of acquisition. The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2011, nor is the financial information indicative of the results of future operations.  The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition.

The following table represents the unaudited consolidated pro forma results of operations for the six months ended June 30, 2012 and 2011 as if the acquisition occurred on January 1, 2011.  Operating expenses have been increased for the amortization expense associated with the fair value adjustment as of June 2012 of expected definite lived intangible assets, for a net adjustment of $74,000 in the 6 months ended June 30, 2012 and 2011. For the quarter ended June 30, 2012, the HighTower operations contributed approximately $190,000 in net income, which consisted of approximately $400,000 in revenues and $210,000 in expenses.  These revenues were generated in combination with HighTower and SWK personnel. These results would not have been achieved if HighTower was a stand alone business.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net sales	$6,575,266	$7,283,176
Operating expenses	3,560,136	2,122,162
Income (loss) before taxes	(1,174,083)	2,460,828
Net income (loss)	$(1,174,083)	$2,460,828
Basic income (loss) per common share	$(0.01)	$0.55
Diluted income (loss) per common share	$(0.01)	$0.02

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of intellectual property and customer lists acquired and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	December 31, 2011	June 30, 2012	Estimated Useful Lives

Proprietary software	$95,445	$158,106	5
Intellectual property, customer list, and acquired contracts	-0-	741,598	5

Total intangible assets	$95,445	$899,704
Less: accumulated amortization	-0-	6,300
	$95,445	$893,404

Expected amortization of intangible assets is as follows:

2012	$89,963
2013	179,228
2014	179,228
2015	179,228
2016	179,228
Thereafter	90,028
$899,704

Amortization expense included in depreciation and amortization was $6,300 and $ -0- for the three months ended June 30, 2012 and 2011, respectively and $6,300 and $-0- for the 6 months ended June 30, 2012 and 2011, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LINE OF CREDIT

In October 2011 the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000. Interest on outstanding balances is payable daily at an interest rate that is two and three quarter’s percentage points (2.75%) above the Prime Rate.  The Company’s interest rate was 6% as of June 30, 2012.   The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer.  The credit facility required the Company to pay a monitoring fee of 0.315% of eligible collateral to be paid monthly. An annual facility fee equal to one percent (1%) of the Maximum Credit is assessed upon the initial funding, annually thereafter. The term of the agreement is for three years and expires in October 2014. At June 30, 2012, the Company was in compliance with the required financial covenants, which include both  the fixed charge ratio and debt to net worth.

The fixed charge coverage ratio requires the Company’s subsidiary SWK Technologies, Inc. (SWK) at all times a ratio of Operating Cash Flow to Fixed Charges, as defined in the agreement, of not less than two to one (2:1) measured of the last day of each fiscal quarter, for the four (4) most recent quarters just ended.  The debt to net worth ratio requires SWK to maintain at all times a ratio of Debt to Net Worth, as defined in the agreement, not in excess of one point one five to one (1.215:1) for each quarter during fiscal 2012.

As of June 30, 2012 the outstanding balance open under this agreement was $579,824. As of June 30, 2012, the availability under this line was $160,249.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On January 12, 2012, the Series A Convertible Preferred Stock was converted into 2,385,650 shares of Class A Common Stock. As of June 30, 2012, no shares Series A Convertible Preferred Stock were outstanding.

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

NOTE 9 – NON-CONTROLLING INTEREST

On January 12, 2012, SilverSun Technologies, Inc. entered into a share exchange agreement with SWK Technologies, Inc shareholders to purchase the remaining 20% interest from the non-controlling shareholders.  Pursuant to the terms of the Agreement, the non-controlling shareholders exchanged an aggregate of 25 shares of SWK for a total of 22,664,678 shares (the “Exchange Shares”) of the Company’s Class A common stock.

NOTE 10 – STOCK OPTIONS

ASC 718 requires the measurement of stock-based compensation based on the fair value of the award on the date of grant.    The Company issued approximately 2,875,000 common stock options with a weighted average exercise price of $0.16 and an expected life of 5 years.  Approximately, 2,257,000 of the common stock options vest immediately. The remaining 618,000 options shall vest at 50% with the balance vested ratably over a three-year period.

The Company estimated the value of the options at approximately $460,000 using the Black Scholes option-pricing model.  Compensation cost is recognized on a straight-line basis over the vesting period and, as such, the Company recorded compensation expense of approximately $408,000 for the three and six months ended June 30, 2012.

The weighted average inputs into the Black Scholes were as follows:
1.	Expected dividend yield of 0.0%,
2.	Risk-free interest rate of 0.86%
3.	Expected Volatility at 298%
4.	Expected term of 5 years
5.	Exercise price of $0.16

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

In June 2011, the Company changed its name from "Trey Resources, Inc." to "SilverSun Technologies, Inc." The Company focuses on the business software and information technology consulting market, and is looking to acquire other companies in this industry.  SWK Technologies, Inc. (“SWK Technologies”), the Company’s subsidiary New Jersey-based information technology company, value added reseller, and master developer of licensed accounting and financial software published by Sage Software.  SWK Technologies also publishes its own proprietary supply-chain software, the Electronic Data Interchange (EDI) solution “MAPADOC.”  SWK Technologies sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

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

Revenues

All revenues reported by the Company are derived from the sales and service of Sage Software, MAPADOC, and other third-party software products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with consulting and customer support and network services provided by the Company.

Revenues for the three and six months ended June 30, 2012, increased $379,347 (14.1%) and $526,761 (9.7%), respectively,  to $3,071,425 and $5,980,284 for these periods,  as compared to $2,692,078 and $5,453,523 for the three and six months June 30, 2011.  These revenues were all generated by the Company’s wholly-owned operating subsidiary, SWK Technologies.  For the three months ended June 30, 2012 the increase is attributed to revenues associated with its newly acquired operation HighTower of approximately $400,000, offset partially by a decline in revenues from its existing customer base. Overall for the three months ended June 30, 2012 increases in sales were derived from increases from software, consulting services, and service agreements.. For the six months ended June 30, 2012, the increase is attributed to revenues associated with its newly acquired operation Hightower of approximately $400,000 as well as an increase from its existing customer base.  Overall the increase in revenues for the six months ended June 30, 2012 is a result of higher consulting services, and revenues from service agreements which were partially offset by lower software revenues. The overall increases are primarily due to the continued marketing efforts and very competitive pricing as well as the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments.

Gross Profit

Gross profit for the three and six months ended June 30, 2012, increased $132,447 (11.4%) and $113,567 (4.8%) to $1,297,430 and $2,480,604 for these periods, as compared to $1,164,983 and $2,367,037 for the three and six months ended June 30, 2011. The increase in gross profit for this period is mostly attributed to the recent acquisition of Hightower as well as the higher level of sales of consulting and managed services. For the three months ended June 30, 2012, the gross profit percentage was 42.2%, as compared to 43.3% for the three months ended June 30, 2011.  For the six months ended June 30, 2012, the gross profit percentage was 41.5%, as compared to 43.4% for the six months ended June 30, 2011. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.  The change in sales mix for the three and six months ended June 30, 2012, resulted in gross profit being lower as a percent of sales as compared to the three and six months ended June 30, 2011.

Operating Expenses

Selling and marketing expenses increased $138,167 (32.0%) and $227,359 (26.5%) to $569,857 and $1,084,207, respectively,   for the three and six months ended June 30, 2012 as compared to $431,690 and $856,848 for the three and six months ended June 30, 2011 as a result of the continued increase in sales activity.

General and administrative expenses decreased $16,400 (2.6%) to $606,621 for the three months ended June 30, 2012 as compared to $623,021 for the three months ended June 30, 2011 primarily as a result of lower professional fees. For the six months ended June 30, 2012 general and administrative expenses increased $83,725 (7.4%) to $1,222,567 as compared to $1,138,842 for the six months ended June 30, 2011 primarily as a result of increases in professional fees and investor relations expenses.

On January 4, 2012 in accordance with options granted in January 2011, Mr. Meller sold portions of his Convertible Note payable to certain employees of SWK Technologies, Inc. in the amount of $13,235. On January 4, 2012, Mr. Meller converted $30,458 of the Convertible Note into 60,154,178 shares of Class A Common Stock, and those certain employees converted the $13,238 into 23,139,523 shares of Class A Common Stock. As a consequence the Company recognized $719,267 expense in 2012. Additionally, during the quarter ended June 30, 2012, the Company recognized $408,183 of share-based compensation as a result of the granting of stock options to most of its non-executive employees.

Other Income (Expense)

Total other expense for the three and six months ended June 30, 2012 was $14,250 and $36,850, respectively, as compared to other income of $2,268,383 and $2,499,149 for the three and six months ended June 30, 2011.  This change is primarily attributed to the gain on the extinguishment of debt and derivative liability and the gain on the revaluation of derivative during the six months ended June 30, 2011.

Net Income (Loss)

For three months ended June 30, 2012, the Company had a net loss of $334,031, as compared to net income of $2,291,214 for the three months ended June 30, 2011. For the six months ended June 30, 2012, the Company had a net loss of $1,042,222 as compared to net income of $2,730,853 for the six months ended June 30, 2011.  This change is primarily attributed share-based compensation expense for the three and six months ended June 30, 2012 and the gain on the extinguishment of debt and derivative liability during the six months ended June 30, 2012 as well as other factors as described above.

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

On November 9, 2010, the YA Global Debentures were amended with the maturity date being extended to December 31, 2011. This amendment required an initial payment of $175,000 due on January 28, 2011, with additional monthly payments of $10,000 to be made for the following eleven months ending December 1, 2011. The remaining principal and all accrued interest is due on December 31, 2011. This agreement also modified and fixed the conversion price at $.0001, but is also subject to price protection features. The YA Global Debentures are also not convertible during 2011, provided that the payments required by the amended agreement have been made in a timely fashion. During the first three months of 2011, the Company made payments in the amount of $205,000 in accordance with the terms of the amendment. In April 2011, the Company paid YA Global $530,000 to satisfy any and all obligations owed to YA Global, including outstanding principal, accrued interest and liquidated damages.  As a result, the Company recorded a gain on the extinguishment of debt in the amount of $1,461,660 and is recorded as other income in the accompanying statement of operations.

In October 2011 the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000. Interest on outstanding balances is payable daily at an interest rate that is two and three quarter percentage points (2.75%) above the Prime Rate. The Company’s interest rate was 6% at June 30, 2012. The line was collateralized by substantially all of the assets of the Company and is personally guaranteed by the Company’s Chief Executive Office, Mr. Mark Meller.  The credit facility required the Company to pay a monitoring fee of 0.315% of eligible collateral to be paid monthly. An annual facility fee equal to one percent (1%) of the Maximum Credit is assessed upon the initial funding, annually thereafter. The term of the agreement is for three years and expires in October 2014. As of June 30 2012, the Company has an outstanding balance of $579,824. As of June 30, 2012, the availability under this line was $160,249. At June 30, 2012, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth.

During the six months ended June 30, 2012, the Company had a net decrease in cash of $56,726. The Company's principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities

The Company used $58,158 in cash for operating activities for the six months ended June 30, 2012, as compared to providing $596,625 of cash for operating activities for the six months ended June 30, 2011. This decrease in cash used in operating activities is primarily attributed to a decrease in cash from operation, an increase in accounts receivable, and a reduction in accounts payable and accrued expenses.

Cash used in investing activities

Investing activities for the six months ended June 30, 2012 used cash of $559,450, as compared to using $29,562 of cash for the six months ended June 30, 2011. This increase in cash used is attributed to the increase in purchases of property and equipment and intangible assets, including the acquisition of selected assets of HighTower.

Cash provided by (used in) financing activities

Financing activities for the six months ended June 30, 2012 provided cash of $560,882, as compared to using $195,216 of cash for the six months ended June 30, 2011. This increase in cash provided by operating activities is attributed to proceeds from the line of credit and as compared to receiving proceeds from the promissory notes and convertible debenture offset by the repayment of convertible debentures during the six months ended June 30, 2011.

The Company believes that as a result of the growth in business, recent acquisitions, and the availability of its credit line it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2012.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2011.

Off Balance Sheet Arrangements

During the six months ended June 30, 2012, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a- 15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Other than disclosed above, there were no unregistered sales of equity securities during the period ended June 30, 2012, that were not otherwise required to be disclosed in a current report on Form 8-K.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: August 14, 2012	By:	/s/ Mark Meller
Mark Meller
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)