Form 10-Q
period 2012-09-30
SilverSun Technologies, Inc.
filed 2012-11-14
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

As of November 14, 2012, there were 116,978,291 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statement

  SILVER SUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	September 30, 2012	December 31, 2011

Current assets:
Cash and cash equivalents	$101,340	$233,722
Accounts receivable, net of allowance of $41,000 and $41,000	1,667,757	881,217
Prepaid expenses and other current assets	153,873	115,024
Total current assets	1,922,970	1,229,963

Property and equipment, net of accumulated depreciation of $639,000 and $593,000	175,805	137,948
Intangible assets, net	941,701	95,445
Deposits and other assets	37,477	57,921

Total assets	$3,077,953	$1,521,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Line of credit	$403,008	$-
Accounts payable and accrued expenses	1,641,327	1,260,045
Accrued interest	12,883	7,675
Due to related parties	5,663	6,335
Capital lease obligations	74,369	64,367
Deferred revenue	1,484,449	1,015,750
Notes payable to related party	20,000	20,000
Convertible promissory note – related party, net of discount of $-0- and $4,250	7,054	46,750
Total current liabilities	3,648,753	2,420,922

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; No shares issued and outstanding	-	-
Series A Convertible Preferred Stock, $1.00 par value; authorized 2 shares; no shares issued and outstanding at September 30, 2012, and 2 shares issued and outstanding at December 31, 2011	-	22,886
Series B Preferred Stock, 1.00 par value; authorized 1 share; 1 shares issued and outstanding	1	1
Common stock:
Class A – par value $.0001; authorized 750,000,000 shares; 116,950,933 and 4,456,912 shares issued and outstanding	11,695	446
Class B – par value $.0001: authorized 50,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	10,653,674	9,326,572
Accumulated deficit	(11,236,170)	(10,296,756)
Total SilverSun stockholders’ deficit	(570,800)	(946,851)
Non-controlling interest in SWK Technologies, Inc.	-	47,206

Total stockholders’ deficit	(570,800)	(899,645)
Total liabilities and stockholders’ deficit	$3,077,953	$1,521,277

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues:
Product, net	$851,656	$356,909	$1,672,791	$1,553,861
Service, net	2,616,698	2,014,891	7,775,847	6,271,462
Total revenues, net	3,468,354	2,371,800	9,448,638	7,825,323

Cost of revenues:
Product	433,320	146,447	806,550	790,480
Service	1,648,416	1,214,116	4,774,866	3,656,569
Cost of revenues	2,081,736	1,360,563	5,581,416	4,447,049

Gross profit	1,386,618	1,011,237	3,867,222	3,378,274

Selling, general and administrative expenses:
Selling expenses	523,352	450,345	1,607,559	1,307,193
General and administrative expenses	677,026	527,701	1,899,593	1,666,543
Shared-based compensation	4,404	-	1,131,854	-
Depreciation and amortization	62,624	22,548	114,376	74,860

Total selling, general and administrative expenses	1,267,406	1,000,594	4,753,382	3,048,596

Income (loss) from operations	119,212	10,643	(886,160)	329,678

Other income (expense):
Gain (loss) on revaluation of derivatives	-	-	-	362,035
Gain on extinguishment of debt and derivative liability	-	-	-	2,228,939
Amortization of debt discount	-	-	(4,250)	(34,000)
Interest expense, net	(16,404)	(24,784)	(49,004)	(82,609)
Total other income (expense)	(16,404)	(24,784)	(53,254)	2,474,365

Net income (loss)	102,808	(14,141)	(939,414)	2,804,043

Net income (loss) attributable to the noncontrolling interest in SWK Technologies	-	10,511	-	97,842

Net income (loss) attributable to SilverSun Technologies	$102,808	$(24,652)	$(939,414)	$2,706,201
			-	-
Net income (loss) per common share: Basic	$0.00	$(0.01)	$(0.01)	$0.60
Fully diluted	0.00	(0.01)	(0.01)	0.03

Weighted average shares:
Basic	116,949,303	4,492,578	114,873,304	4,500,809
Diluted	131,283,955	4,492,578	114,873,304	105,777,990

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD ENDED SEPTEMBER 30, 2012

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Noncontrolling Interest in SWK Technologies,	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Deficit

Balance at January 1, 2012	2	$22,886	1	$1	4,456,912	$446	$9,326,572	$(10,296,756)	$47,206	$(899,645)

Exchange of shares of SWK for shares of SilverSun Technologies, Inc	-	-	-	-	22,664,678	2,266	44,940	-	(47,206)	-
Conversion of Series A Preferred Stock to common stock	(2)	(22,886)	-	-	2,385,650	239	22,647	-	-	-
Conversion of convertible promissory note to common stock	-	-	-	-	86,793,693	8,679	35,267	-	-	43,946
Share-Based Compensation	-	-	-	-	-	-	1,131,854	-	-	1,131,854
Issuance of warrant for services	-	-	-	-	-	-	57,459	-	-	57,459
Issuance of common stock for services	-	-	-	-	650,000	65	34,935	-	-	35,000
Net loss	-	-	-	-	-	-	-	(939,414)	-	(939,414)
Balance at September 30, 2012	-	$-	1	$1	116,950,933	$11,695	$10,653,674	$(11,236,170)	$-	$(570,800)

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(939,414)	$2,804,043
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	61,776	74,860
Amortization of intangibles	52,600	-
Amortization of debt discount	4,250	56,886
Share-based compensation	1,131,854	-
Common stock issued for services	20,000	21,000
Warrants issued in exchange for services	31,089	-
Gain on extinguishment of debt and derivative liability	-	(2,228,939)
Gain on revaluation of derivative liability	-	(362,035)
Return of shares for services not rendered	-	(65,000)

Changes in assets and liabilities:
Accounts receivable	(786,540)	(560,969)
Prepaid expenses and other current assets	2,521	55,076
Deposits and other assets	20,444	-
Accounts payable and accrued expenses	381,282	146,741
Accrued interest	5,208	34,519
Deferred revenue	169,065	750,648
Due to related parties	(672)	49,330
Net cash provided by operating activities	153,463	776,160

Cash flows from investing activities:
Capitalization of software costs	(157,258)	-
Acquisition of new business	(441,964)	-
Purchase of property and equipment	(56,077)	(71,748)
Net cash used in investing activities	(655,299)	(71,748)

Cash flows from financing activities:
Proceeds from line of credit	403,008	-
Proceeds from convertible promissory note – related party	-	51,000
Proceeds from promissory notes	-	550,000
Repayment of note payable to related party		(5,000)
Repayment of promissory notes	-	(100,000)
Repayment of convertible debentures	-	(735,000)
Principal payments under capital leases obligations	(33,554)	17,668
Net cash provided by (used in) financing activities	369,454	(221,332)

Net increase (decrease) in cash and cash equivalents	(132,382)	483,080

Cash and cash equivalents – beginning of period	233,722	104,344

Cash and cash equivalents – end of period	$101,340	$587,424

Cash paid during period for:
Interest paid	$-	$8,395
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECGNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended September 30, 2012:

a)  The Company converted $43,946 of the Convertible Promissory Note (as defined herein) at a fixed conversion rate of 1,975 shares per $1 for 86,793,693 shares of the Company’s Class A common stock, par value $0.0001 (the “Common Stock”).

b)  The Company converted 2 shares of Series A Convertible preferred stock for 2,385,650 shares of Common Stock.

c)  The Company bought back their 20% interest in SWK Technologies, Inc. for 22,664,678 shares of Common Stock.

d) The Company incurred approximately $43,556 in capital lease obligations.

e) The Company issued 150,000 shares of common stock with a fair market value of $30,000 to Spencer Clark in exchange for services.

f) The Company issued warrants for services which resulted in a Black Scholes value of $57,459.

For the nine months ended September 30, 2011:

a)  SilverSun Technologies, Inc. (“the Company”) recorded a derivative liability of $105,000 related to a conversion features embedded in a $51,000 convertible note issued during the period to an executive officer of the Company.  The derivative liability was recorded as debt discount and the excess as an expense on the statement of operations as other income expense.

b) The Company issued warrants to a financial services company in exchange for financial services to be provided over one year with a fair value of $107,398. The Company recorded a prepaid expense and will amortize over the period of service.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of September 30, 2012, the results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011.  These results are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option, warrants and beneficial conversion of related party accounts. The computation of diluted loss per share for the nine months ended September 30, 2012 does not include share equivalents in the amount of 17,504,000 as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position for these periods.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE (continued)

	Three Months Ended	Three Months Ended
	September 30, 2012	September 30, 2011
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$102,808	$(24,652)
Weighted-average common shares outstanding	116,949,303	4,492,578
Basic net income (loss) per share attributable to common Stockholders	$0.00	$(0.01)
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$102,808	$(24,652)
Weighted-average common shares outstanding	116,949,303	4,492,578
Incremental shares attributable to the common stock equivalents	14,334,652	-
Total adjusted weighted-average shares	131,283,955	4,492,578
Diluted net income (loss) per share attributable to common Stockholders	$0.00	$(0.01)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$(939,414)	$2,706,201
Weighted-average common shares outstanding	114,873,304	4,500,809
Basic net income (loss) per share attributable to common Stockholders	$(0.01)	$0.60
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$(939,414)	$2,706,201
Weighted-average common shares outstanding	114,873,304	4,500,809
Incremental shares attributable to the common stock equivalents	-	101,277,181
Total adjusted weighted-average shares	114,873,304	105,777,990
Diluted net income (loss) per share attributable to common Stockholders	$(0.01)	$0.03

NOTE 3 – CONVERTIBLE PROMISSORY NOTE – RELATED PARTY

The 7% Convertible Promissory Note (“Convertible Note”), due January 28, 2012 was extended to January 28, 2013.

On January 4, 2012 the holder of the Convertible Note, Mr. Mark Meller, Chief Executive Officer of the Company, converted $30,458 into 60,154,178 shares of Common Stock.  In addition, the holder had sold $13,488 of the Convertible Note to certain employees of the Company for cash in January 2012, which were subsequently converted into 26,639,515 shares of Common Stock. The fair value of the shares issued to the employees upon conversion was recorded as share-based compensation valued of $719,000 which was recorded as a charge in the consolidated statement of operations.

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

The Company’s condensed consolidated financial statements for the three months and nine months September 30, 2012 include the results of Hightower since date of acquisition. The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2011, nor is the financial information indicative of the results of future operations.  The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition.

The following table represents the unaudited consolidated pro forma results of operations for the nine months ended September 30, 2012 and 2011 as if the acquisition occurred on January 1, 2011.  Operating expenses have been increased for the estimated amortization expense associated with the fair value adjustment as of September 2012 of expected definite lived intangible assets, for a net adjustment of $111,000 in the nine months ended September 30, 2012 and 2011

	Pro – Forma
	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Net sales	$10,043,620	$10,418,752
Operating expenses	4,824,622	3,159,836
Income (loss) before taxes	(1,108,354)	2,258,226
Net income (loss)	$(1,108,354)	$2,258,226
Basic income (loss) per common share	$(0.01)	$0.50
Diluted income (loss) per common share	$(0.01)	$0.02

For the quarter ended September 30, 2012, the HighTower operations contributed approximately $159,000 in net income, which consisted of approximately $366,000 in revenues and $207,000 in expenses.  For the nine months ended September 30, 2012, the HighTower operations contributed approximately $350,000 in net income, which consisted approximately of $768,000 in revenues and $418,000 in expenses. These revenues were generated in combination with HighTower and SWK personnel, and likely would not have been achieved if HighTower was a standalone business.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of intellectual property and customer lists acquired and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	September 30, 2012		December 31, 2011	Estimated Useful Lives
Proprietary software	$252,703		$95,445	5
Intellectual property, customer list, and acquired contracts	741,598	*	-0-	5

Total intangible assets	$994,301		$95,445
Less: accumulated amortization	52,600		-0-
	$941,701		$95,445

* Estimated pending results of independent appraisal.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS (continued)

Expected amortization of intangible assets is as follows:

2012	$44,894
2013	198,152
2014	198,152
2015	198,152
2016	198,152
Thereafter	104,199
$941,701

Amortization expense included in depreciation and amortization was $46,300 and $ -0- for the three months ended September 30, 2012 and 2011, respectively and $52,600 and $-0- for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 7 – LINE OF CREDIT

In October 2011 the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000. Interest on outstanding balances is payable daily at an interest rate that is two and three quarter’s percentage points (2.75%) above the Prime Rate.  The Company’s interest rate was 6% as of September 30, 2012.   The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer.  The credit facility required the Company to pay a monitoring fee of 0.315% of eligible collateral to be paid monthly. An annual facility fee equal to one percent (1%) of the Maximum Credit is assessed upon the initial funding, annually thereafter. The term of the agreement is for three years and expires in October 2014. At September 30, 2012, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth.

As of September 30, 2012 the outstanding balance open under this agreement was $403,008. As of September 30, 2012, the availability under this line was $346,992.

NOTE 8 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company issued to the each holder of the Notes one (1) share of Series A Convertible Preferred Stock (“Series A”), having the rights, preferences, privileges, powers and restrictions set forth in the Certificate of Designation filed with the Secretary of State of Delaware. The Company has the right to convert, at its sole option, each share of Series A into Common Stock equal to 1% of the outstanding shares of Common Stock at the time of conversion. The Company valued the Series A Convertible Preferred Stock at $22,886 representing 1% of the outstanding shares deliverable multiplied by the fair market value of the stock on the date of issuance and recorded as debt discount, which has been amortized to interest expense during 2011. Each one share of Series A shall entitle the Series A Holder to voting rights equal to 2,666,667 votes of  Common Stock.

On January 12, 2012, the Series A Convertible Preferred Stock was converted into 2,385,650 shares of Common Stock. As of September 30, 2012, no shares Series A Convertible Preferred Stock were outstanding.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – NON-CONTROLLING INTEREST

On January 12, 2012, SilverSun Technologies, Inc. entered into a share exchange agreement with SWK Technologies, Inc shareholders to purchase the remaining 20% interest from the non-controlling shareholders.  Pursuant to the terms of the Agreement, the non-controlling shareholders exchanged an aggregate of 25 shares of SWK for a total of 22,664,678 shares (the “Exchange Shares”) of the Company’s Common Stock.

NOTE 10 – STOCK OPTIONS

ASC 718 requires the measurement of stock-based compensation based on the fair value of the award on the date of grant.    In May 2012, the Company issued approximately 2,875,000 common stock options with a weighted average exercise price of $0.16 and an expected life of 5 years.  Approximately, 2,257,000 of the common stock options vest immediately. The remaining 618,000 options shall vest at 50% with the balance vested ratably over a three-year period.

The Company estimated the value of the options at approximately $460,000 using the Black Scholes option-pricing model.  Compensation cost is recognized on a straight-line basis over the vesting period and, as such, the Company recorded compensation expense of approximately $4,404 and $412,587 for the three and nine months ended September 30, 2012.

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

Overview

The Company focuses on the business software and information technology consulting market, and is looking to acquire other companies in this industry.  SWK Technologies, Inc. (“SWK Technologies”), is a New Jersey-based information technology subsidiary of the Company, value added reseller, and master developer of licensed accounting and financial software published by Sage Software.  SWK Technologies also publishes fourteen proprietary software solutions, including its supply-chain software, the Electronic Data Interchange (EDI) solution “MAPADOC.”  SWK Technologies sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

We continue to develop and increase our existing business by aggressively seeking new business and offering solutions to our customers, including our own proprietary software.   We specialize in ERP software sales and implementation, programming, and training and technical support, aimed at improving the financial reporting and operational efficiencies of small and medium sized companies. The sale of our financial accounting software is concentrated in the northeastern United States, while our software and programming services are sold to corporations nationwide.

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

In June 2012 the Company completed the purchase of selected assets and obligations of HighTower, Inc., a leading Chicago-based reseller of Sage software applications and a publisher of thirteen proprietary business management solutions and enhancements (the “HighTower Solutions”).

Revenues

All revenues reported by the Company are derived from the sales and service of Sage Software, MAPADOC, the HighTower Solutions, and third-party software products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with consulting and customer support and network services provided by the Company.

Revenues for the three and nine months ended September 30, 2012, increased $1,096,554 (46.2%) and $1,623,315 (20.7%), respectively,  to $3,468,354 and $9,448,638 for these periods,  as compared to $2,371,800 and $7,825,323 for the three and nine months September 30, 2011.  These revenues were all generated by the Company’s wholly-owned operating subsidiary, SWK Technologies.  For the three months ended September 30, 2012 the increase is attributed to revenues associated with its newly acquired operation HighTower, Inc. (“HTI”) which generated approximately $366,000, as well as an increase in revenues from the existing business related to an increase in maintenance agreements and software sales base. For the nine months ended September 30, 2012, the increase is attributed to revenues associated with its newly acquired operation HTI of approximately $768,000 as well as an increase in revenues from its existing customer base.   The overall increases are primarily due to the continued marketing efforts and very competitive pricing as well as the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments.

Gross Profit

Gross profit for the three and nine months ended September 30, 2012, increased $375,381 (37.1%) and $488,948 (14.5%) to $1,386,618 and $3,867,222 for these periods, as compared to $1,011,237 and $3,378,274 for the three and nine months ended September 30, 2011. The increase in gross profit for this period is mostly attributed to the recent acquisition of HTI as well as the higher level of sales. For the three months ended September 30, 2012, the gross profit percentage was 40.0%, as compared to 42.6% for the three months ended September 30, 2011.  For the nine months ended September 30, 2012, the gross profit percentage was 40.9%, as compared to 43.2% for the nine months ended September 30, 2011. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.  The change in sales mix for the three and nine months ended September 30, 2012, resulted in gross profit being slightly lower as a percent of sales as compared to the three and nine months ended September 30, 2011.

Operating Expenses

Selling and marketing expenses increased $73,007 (16.2%) and $300,366 (23.0%) to $523,352 and $1,607,559, respectively,   for the three and nine months ended September 30, 2012 as compared to $450,345 and $1,307,193 for the three and nine months ended September 30, 2011 as a result of the continued increase in sales activity and incremental expenses associated with HTI.

General and administrative expenses increased $149,325 (28.3%) and $233,050 (14.0%) to $677,026 and $1,899,593, respectively, for the three and nine months ended September 30, 2012 as compared to $527,701 and $1,666,543 for the three and nine months ended September 30, 2011 primarily as a result of increases in payroll related expenses, rent, investor relations and insurance expenses.

On January 4, 2012 in accordance with options granted in January 2011, Mr. Meller sold portions of his Convertible Note payable to certain employees of SWK Technologies, Inc. in the amount of $13,235. On January 4, 2012, Mr. Meller converted $30,458 of the Convertible Note into 60,154,178 shares of Common Stock, and those certain employees converted the $13,238 into 23,139,523 shares of Common Stock. As a consequence the Company recognized $719,267 expense in 2012. Additionally, during the nine months ended September 30, 2012, the Company recognized $412,587 of share-based compensation as a result of the granting of stock options to most of its non-executive employees.

Other Income (Expense)

Total other expense for the three months ended September 30, 2012 was $16,404 as compared to $24,784 for the three months ended September 30, 2011 which was a result of lower interest expense. Total other expense for the nine months ended September 30, 2012 was $53,254 as compared to other income of $2,474,365 for the nine months ended September 30, 2011.  This change is primarily attributed to the gain on the extinguishment of debt and derivative liability and the gain on the revaluation of derivative during the nine months ended September 30, 2011.

Net Income (Loss)

For three months ended September 30, 2012, the Company had net income of $102,808, as compared to a net loss of $14,141 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, the Company had a net loss of $939,414 as compared to net income of $2,804,043 for the nine months ended September 30, 2011.  This change is primarily attributed share-based compensation expense of $1,131,854 for the nine months ended September 30, 2012 and the gain on the extinguishment of debt of $2,228,939and derivative liability of $362,035 during the nine months ended September 30, 2011 as well as other factors as described above.

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

In October 2011 the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000. Interest on outstanding balances is payable daily at an interest rate that is two and three quarter percentage points (2.75%) above the Prime Rate. The Company’s interest rate was 6% at September 30, 2012. The line was collateralized by substantially all of the assets of the Company and is personally guaranteed by the Company’s Chief Executive Office, Mr. Mark Meller.  The credit facility required the Company to pay a monitoring fee of 0.315% of eligible collateral to be paid monthly. An annual facility fee equal to one percent (1%) of the Maximum Credit is assessed upon the initial funding, annually thereafter. The term of the agreement is for three years and expires in October 2014. As of September 30 2012, the Company has an outstanding balance of $403,008. As of September 30, 2012, the availability under this line was $346,992. At September 30, 2012, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth.

During the nine months ended September 30, 2012, the Company had a net decrease in cash of $132,382. The Company's principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities

The Company provided $153,463 in cash from operating activities for the nine months ended September 30, 2012, as compared to providing $776,160 of cash for operating activities for the nine months ended September 30, 2011. This decrease in cash used in operating activities is primarily attributed to a decrease in cash from operations and an increase in accounts receivable.

Cash used in investing activities

Investing activities for the nine months ended September 30, 2012 used cash of $679,399, as compared to using $71,748 of cash for the nine months ended September 30, 2011. This increase in cash used is attributed to the increase in purchases of property and equipment and intangible assets, including the acquisition of selected assets of HighTower.

Cash provided by (used in) financing activities

Financing activities for the nine months ended September 30, 2012 provided cash of $393,554, as compared to using $221,332 of cash for the nine months ended September 30, 2011. This increase in cash provided by operating activities is attributed to proceeds from the line of credit and as compared to receiving proceeds from the promissory notes and convertible debenture offset by the repayment of convertible debentures during the nine months ended September 30, 2011.

The Company believes that as a result of the growth in business, recent acquisitions, and the availability of its credit line it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2012.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2011.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2012, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

 (b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Other than disclosed above, there were no unregistered sales of equity securities during the nine month period ending September 30, 2012, that were not otherwise required to be disclosed in a current report on Form 8-K.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: November 14, 2012	By:	/s/ Mark Meller
Mark Meller
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)