Form 10-K
period 2012-12-31
SilverSun Technologies, Inc.
filed 2013-03-29
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $0.00001

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on a closing price of $.20 on June 30, 2012 was approximately $4,853,373. As of March 20, 2013, the registrant had 116,978,291 shares of its common stock, par value $0.00001, outstanding.

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

PART I

Item 1. Business.

Background

SilverSun Technologies, Inc., a Delaware corporation  (the “Company” or  SilverSun”) is an information technology company, and a value added reseller and master developer for Sage Software’s Sage 100/500 and ERP X3 financial and accounting software as well as the publisher of its own proprietary Electronic Data Interchange (“EDI”) software, “MAPADOC”, and 36 other assorted software solutions and enhancements.  The Company focuses on the business software and information technology consulting market for small and medium-sized businesses, and is looking for other opportunities to grow its business. The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

In June 2004, our wholly-owned subsidiary, SWK Technologies, Inc., a New Jersey-based information technology company, completed a merger with SWK, Inc., a value added reseller and master developer for Sage Software’s Sage 100/500 financial accounting software as well as the publisher of its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC.”  Until its acquisition of SWK, Inc. on June 2, 2004, the Company was engaged in the design, manufacture, and marketing of specialized telecommunication equipment. With the acquisition of SWK and as part of its plan to expand into new markets, the Company transformed into an information technology company, and a value added reseller and master developer for Sage Software’s Sage 100/500 and ERP X3 financial and accounting software as well as the publisher of its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company focuses on the business software and information technology consulting market, and is looking for other opportunities to grow its business. The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

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

During 2011, SWK Technologies, Inc., acquired the Sage software customer accounts of IncorTech, a Southern California-based Sage business partner. This transaction increases the Company’s geographical influence.  The focus in Southern California will be to sell and support our MAPADOC integrated EDI solution and to market Sage ERP X3 to both former IncorTech customers, where suitable, as well as new prospects. IncorTech has provided professional accounting, technology, and business consulting services to over 300 clients.

In June 2012, the Company completed the purchase of selected assets and obligations of HighTower, Inc., a leading Chicago-based reseller of Sage software applications and a publisher of proprietary business management enhancements. HighTower’s customers and business products and services have been integrated into the infrastructure of SWK Technologies, SilverSun’s principal operating subsidiary. In addition to the  strategic benefits that this acquisition affords the Company, it brings SilverSun and SWK additional annual revenues,  approximately 870 additional Sage ERP customers, a substantial suite of proprietary enhancement software solutions (with approximately 700 users) and affords the Company market penetration in the Midwest. Moreover, we look forward to leveraging Hightower’s established network of independent resellers to further expand distribution of SWK’s proprietary software solutions, and vice versa.

In June 2012, SWK Technologies, Inc. also acquired the Sage Software customer accounts of MicroPoint,, a New York-based Sage business partner. MicroPoint has provided professional accounting, technology, and business consulting services to over 32 clients.

With acquisitions serving a as key driver of SilverSun’s national expansion strategy, the Company will continue to remain very busy qualifying and pursuing opportunities in order to facilitate its growth and add to shareholder value.

Our principal offices and facilities are located at 5 Regent Street, Suite 520, Livingston, NJ  07039 and our telephone number is (973) 758-9555. The Company is publicly traded and is currently traded on the OTCQB under the symbol “SSNT.”

General

We are business consultants for small and medium sized businesses and value-added resellers and developers of financial accounting software.  We also publish our own proprietary EDI software, as well as 36 other proprietary solutions and enhancements utilized for warehousing, time and billing, and the like.  We consider ourselves a leader in marketing financial accounting solutions across a broad spectrum of industries focused on manufacturing and distribution. We specialize in software integration and deployment, programming, and training and technical support, aimed at improving the financial reporting and operational efficiencies of small and medium sized companies. The sale of our financial accounting and EDI software are sold to corporations nationwide.

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

Financial Accounting Software

The Company resells accounting software published by Sage Software, Inc. (“Sage”) for the financial accounting requirements of small and medium sized businesses focused on manufacturing and distribution, and the delivery of related services from the sales of these products, including installation, support and training. These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment. The programs perform and support a wide variety of functions related to accounting, including financial reporting, accounts payable and accounts receivable, and inventory management.

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

Electronic Data Interchange (“EDI”) Software

We publish our own proprietary EDI software, “MAPADOC.”  EDI can be used to automate existing processes, to rationalize procedures and reduce costs, and to improve the speed and quality of services. Because EDI necessarily involves business partners, it can be used as a catalyst for gaining efficiencies across organizational boundaries.

Our “MAPADOC” EDI solution is a fully integrated EDI solution that provides users of Sage Software’s market-leading Sage 100/500/ERP X3 software products with a feature rich product that is easy to use. “MAPADOC” provides the user with dramatically decreased data entry time, elimination of redundant steps, the lowering of  paper and postage costs, the reduction of time spent typing, signing, checking and approving documents and the ability to self-manage EDI and to provide a level of independence that saves time and money.

We market our “MAPADOC” solutions to our existing and new small and medium-sized business customers, and through a network of resellers.  We have a sales team of technical specialists involved in marketing and supporting sales of the “MAPADOC” product and associated services.

Warehouse Management Systems

We are resellers of the Warehouse Management System (“WMS”) software published by Accellos, Inc (“Accellos”).  Accellos develops warehouse management software for mid-market distributors. The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions.  Directed picking, directed replenishment, and directed put-away are the key to WMS.  The detailed setup and processing within a WMS can vary significantly from one software vendor to another.  However, the basic WMS will use a combination of item, location, quantity, unit of measure, and order information to determine where to stock, where to pick, and in what sequence to perform these operations.

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

Network Services and Business Consulting

We provide managed services, data back-up, network maintenance and service upgrades for our business clients.  We are a Microsoft Solutions Provider.  Our staff includes engineers who maintain certifications from Microsoft and Sage Software.  They are Microsoft Certified Systems Engineers and Microsoft Certified Professionals, and they provide a host of services for our clients, including remote network monitoring, server implementation, support and assistance, operation and maintenance of large central systems, technical design of network infrastructure, technical troubleshooting for large scale problems, network and server security, and backup, archiving, and storage of data from servers.  There are numerous competitors, both larger and smaller, nationally and locally, with whom we compete in this market.

Craft Brewery Business Management Solutions

We provide a proprietary series of cloud-based business management solutions created specifically for the U.S. craft brewery and distribution industry. Currently, implementations of BeerRun, BrewPub, BrewX ERP (powered by Sage ERP X3) and the Distributor Relationship Management System – Software-as-a-Service (SaaS) solutions jointly developed SWK Technologies – have been sold to 17 craft breweries throughout the country and one internationally. These innovative solutions provide brew masters with a single, turnkey database batch/process solution capable of managing their manufacturing operations – from forecasting and planning to recipe management to inventory control and traceability, among other critical business functions, including automated TTB reporting.

Markets

Financial Accounting Software

In the financial accounting software market, we focus on providing enterprise solutions to small- and medium-sized businesses (“SMB”) with less than $500 million of annual revenue, primarily in the manufacturing and distribution industries.  The SMB market is comprised of thousands of companies within the New York region alone.

While several local and regional competitors exist in the various geographic territories where we conduct business, we believe we have a competitive advantage in terms of geographic reach, comprehensive training and support, and the provision of other products and services. We are one of the larger Sage resellers in the United States.   While there are numerous national, regional, and local competitors that could be compared to us in scale, size, geographical reach, and target markets for the resale of Sage products, there is no one dominant competitor or dominant group of competitors with whom we compete for contracts or assignments on a regular basis.  There are also numerous competitors who publish and/or resell competing product lines, such as Microsoft’s Dynamics accounting software.

Electronic Data Interchange Software

We publish and sell both directly and through a network of software resellers our proprietary EDI software, “MAPADOC”.  EDI is computer-to-computer communication of business documents between companies.  It is a paperless way to send and receive Purchase Orders, Invoices, etc.  EDI replaces human-readable documents with electronically coded documents. The sending computer creates the document and the receiving computer interprets the document.  Implementation of EDI streamlines the process of exchanging standard business transactions.   Companies save by eliminating people cost as well as the cost due to errors and double entry of data.   The transmissions are accomplished by connecting to a mailbox via a modem or the Internet.   The most common mailbox is a Value Added Network's  electronic mailbox.  Each user, identified by a unique EDI ID, accesses his mailbox to send and receive all EDI transactions.  To standardize the documents communicated between many companies, the Transportation Data Coordinating Committee, in 1975, published its first set of standards.

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

We are required to enter into an annual Channel Partner Agreement with Sage Software, Inc. (“Sage”) whereby Sage appoints us as a non-exclusive partner to market, distribute, and support Sage 100/500 and ERP X3. These agreements authorize us to sell these software products to certain customers in the United States. There are no clauses in this agreement that limit or restrict the services that we can offer to customers.  We also operate a Sage Software Authorized Training Center Agreement and also are party to a Master Developers Program License Agreement.

For the years ended December 31, 2012 and 2011, purchases from one supplier were approximately 47% and 22%, respectively, of the Company’s total cost of revenue.   Generally, the Company does not rely on any one specific supplier for all of its purchases and maintains relationships with other suppliers that could replace its existing supplier should the need arose.

Customers

We market our products to private companies throughout the United States.  For the years ended December 31, 2012 and 2011, our top ten customers had approximately $2,262,000 and $3,211,000 in sales and these represented 17% and 31%, respectively, of our total sales for the period.  Generally, we do not rely on any one specific customer for any significant portion of our revenue base. No single customer accounted for ten percent or more of our consolidated revenues.

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

Employees

As of December 31, 2012, we had approximately 61 full time employees with 13 of our employees engaged in sales and marketing activities, 36 employees are engaged in service fulfillment, and 12 employees employed in administrative activities

Our future success depends in significant part upon the continued services of our key sales, technical, and senior management personnel and our ability to attract and retain highly qualified sales, technical, and managerial personnel. None of our employees are represented by collective bargaining agreement and we have never experienced a work stoppage.

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

Risks Related to Our Business and Industry

WE CANNOT ACCURATELY FORECAST OUR FUTURE REVENUES AND OPERATING RESULTS, WHICH MAY FLUCTUATE.

Our operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results.  Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

·	the timing of sales of our products and services;

·	the timing of product implementation, particularly large design projects;

·	unexpected delays in introducing new products and services;

·	increased expenses, whether related to sales and marketing, product development, or administration;

·	deferral in the recognition of revenue in accordance with applicable accounting principles, due to the time required to complete projects;

·	the mix of product license and services revenue; and

·	costs related to possible acquisitions of technology or businesses.

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

We attempt to protect our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies, through the use of confidentiality agreements and non-competition agreements with our current employees and with other parties to whom we have divulged such trade secrets.  If the employees or other parties breach our confidentiality agreements and non-competition agreements or if these agreements are not sufficient to protect our technology or are found to be unenforceable, our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively.  Some of our competitors have substantially greater financial, marketing, technical and manufacturing resources than we have, and we may not be profitable if our competitors are also able to take advantage of our trade secrets.

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

As of December 31, 2012, Mark Meller, our President and Chief Executive Officer, beneficially owned approximately 76% of our outstanding shares of our Class A common stock, par value $.00001 (the “Class A Common Stock” or “Common Stock”).  Mr. Meller may be able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our  Common Stock.  In addition, Mr. Meller is in a position to impede transactions that may be desirable for other stockholders.  Mr. Meller’s majority ownership, for example, could make it more difficult for anyone to take control of us.

On September 23, 2011, SilverSun Technologies, Inc., entered into a Series B preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) with Mr.  Meller (the “Series B Holder”), pursuant to which Mr. Meller was issued one  authorized share of Series B Preferred Stock (the “Series B Preferred”), par value $0.001 per share.  Mr. Meller was issued one share of Series B Preferred as partial consideration for personally guaranteeing repayment of the Notes.

The one (1) share of the Series B Preferred shall have voting rights equal to (x) the total issued and outstanding Common Stock and preferred stock eligible to vote at the time of the respective vote divided by (y) forty nine one-hundredths (0.49) minus (z) the total issued and outstanding Common Stock and preferred stock eligible to vote at the time of the respective vote.  For the avoidance of doubt, if the total issued and outstanding Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of the Series B Preferred shall be equal to 5,204,082 (e.g. (5,000,000 / 0.49) – 5,000,000 = 5,204,082).  At December 31, 2012 voting rights of 121,724,440 shares are associated with Series B Preferred and are included as part of the beneficial ownership calculation.

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

Risks Related to Our Common Stock

OUR COMMON STOCK IS THINLY TRADED AND WE CANNOT PREDICT THE EXTENT TO WHICH A MORE ACTIVE TRADING MARKET WILL DEVELOP.

Our Common Stock is thinly traded compared to larger more widely known companies. Thinly traded Common Stock can be more volatile than Common Stock trading in an active public market. We cannot predict the extent to which an active public market for the Common Stock will develop or be sustained after this offering.

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

THE PRICE OF OUR STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

There has been a limited public market for our Common Stock and there can be no assurance that an active trading market for our stock will continue. An absence of an active trading market could adversely affect our stockholders' ability to sell our  Common Stock in short time periods, or possibly at all.  Our  Common Stock has experienced significant price and volume fluctuations which could adversely affect the market price of our stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Common Stock to fluctuate substantially.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS.

Our  Common Stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our  Common Stock by reducing the number of potential investors.  This may make it more difficult for investors in our Common Stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.  Penny stocks are stock:

·	With a price of less than $5.00 per share;

·	That are not traded on a "recognized" national exchange;

·	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

·
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

FUTURE SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO DECLINE.

The sale of a large number of our shares, or the perception that such a sale may occur, could lower our stock price.  Such sales could make it more difficult for us to sell equity securities in the future at a time and price that we consider appropriate.

ISSUANCE OF OUR RESERVED SHARES OF COMMON STOCK MAY SIGNIFICANTLY DILUTE THE EQUITY INTEREST OF EXISTING STOCKHOLDERS.

We have reserved for issuance shares of our Common Stock upon exercise or conversion of stock options, warrants, or other convertible securities that are presently outstanding.  Issuance of these shares will have the effect of diluting the equity interest of our existing stockholders and could have an adverse effect on the market price for our Common Stock.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

We do not own any real property for use in our operations or otherwise.  Our main offices are at 5 Regent Street, Livingston, NJ  07039 where we have 6,986 square feet of office space at a monthly rent of $7,423.  The Company entered into a two-year lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,100.  The Company also leases 2700 square feet of office space in Skokie, IL for  three-year period ended April 2013 with a monthly rent of $2,500 in year one, $3,000 in year two, and $3,500 in year three. We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose.  We also believe that our insurance coverage adequately covers our interest in our leased space.  We have a good relationship with our landlords and believe that these facilities will adequately serve our business purposes for the foreseeable future.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Our Class A common stock, $0.00001 par value (the “Class A Common Stock” or “Common Stock”), is quoted on the OTC Bulletin Board under the symbol “SSNT”.  The following table shows the high and low closing prices for the periods indicated.

Quarter ended	High	Low
December 31, 2012	$0.20500	$0.10000
September 30, 2012	$0.24980	$0.13000
June 30, 2012	$0.40000	$0.11000
March 31, 2012	$0.18000	$0.01060
December 31, 2011	$0.08000	$0.01063
September 30, 2011	$0.36000	$0.03000
June 30, 2011	$0.34409	$0.23543
March 31, 2011	$0.34409	$0.23543

(b) Holders of Common Equity.

As of March 26, 2013, there were approximately 716 holders of record of our Common Stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

 (c) Dividend Information.

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

Sales of Unregistered Securities

In the year ending December 31, 2012, the Company issued the following securities pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

•
The Company converted $43,946 of the Convertible Promissory Note (as defined herein) at a fixed conversion rate of 1,975 shares per $1 for 86,793,693 shares of the Company’s Common Stock, par value $0.00001 (the “Common Stock”).

•	The Company converted 2 shares of Series A Convertible preferred stock for 2,385,650 shares of Common Stock.

•	The Company bought back their 20% interest in SWK Technologies, Inc. for 22,664,678 shares of Common Stock.

•	The Company issued 150,000 shares of Common Stock with a fair market value of $30,000 to Spencer Clark LLC in exchange for services.

•	The Company issued 500,000 shares of Common Stock with a fair market value of $5,000 to Tri-Point Global Equities, Inc. in exchange for services

In the year ending December 31, 2011, the Company issued the following securities pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

·	The Company issued 9,884 shares as a result of the 1-for-1,811 reverse stock split of the Company’s issued and outstanding shares of Class A Common Stock (the “Reverse Stock Split”).

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

In May 2012, the Company issued approximately 2,875,000 Common Stock options from the 2004 Stock Incentive Plan with a weighted average exercise price of $0.16 and an expected life of 5 years.  Approximately, 2,257,000 of the Common Stock options vest immediately. The remaining 618,000 options shall vest 50% at grant date with the balance vested ratably over a three-year period.

In addition, as of December 31, 2012, there were approximately 40 warrants to purchase 40 shares of Common Stock outstanding.  No warrants were exercised during 2012 and 553,960 were canceled.

The following table sets forth information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

	All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders.	2,875,040	$0.16	1,354,460
Total	2,875,040	$0.16	1,354,460

Transfer Agent

Our transfer agent is Fidelity Transfer Company at 8915 South 700 East, Sandy, Utah 84070.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K and other reports filed by SilverSun Technologies, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the this Annual Report on Form 10-K., relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

The Company focuses on the business software and information technology consulting market, and is looking to acquire other companies in this industry.  SWK Technologies, Inc. (“SWK Technologies”), the Company’s wholly-owned subsidiary and the sole source of the Company’s revenue, is a New Jersey-based information technology subsidiary of the Company, value added reseller, and master developer of licensed accounting and financial software published by Sage Software.  SWK Technologies also publishes 36 proprietary software solutions and enhancements, including its supply-chain software, the Electronic Data Interchange (EDI) solution “MAPADOC.”  SWK Technologies sells services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with network services provided by the Company.

We continue to develop and increase our existing business by aggressively seeking new business and offering solutions to our customers, including our own proprietary software.   We specialize in ERP software sales and implementation, programming, and training and technical support, aimed at improving the financial reporting and operational efficiencies of small and medium sized companies. The sale of our financial accounting software and programming services are sold to corporations nationwide.

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

In June 2012 the Company completed the purchase of selected assets and obligations of HighTower, Inc., a leading Chicago-based reseller of Sage software applications and a publisher of proprietary business management software enhancements. HighTower’s customers and business products and services have been integrated into the infrastructure of SWK Technologies, SilverSun’s principal operating subsidiary. In addition to the  strategic benefits that this acquisition affords the Company, it brought  SilverSun and SWK approximately $1,145,000 of revenues in 2012, approximately 870 additional Sage ERP customers, an impressive suite of proprietary enhancement software solutions (with approximately 700 users) and a much deeper market penetration in the Midwest. Moreover, we look forward to leveraging Hightower’s established network of independent resellers to further expand distribution of SWK’s proprietary software solutions, and vice versa. This acquisition marks an important milestone for SilverSun, and one that should have notable impact on our revenue and earnings growth in 2012 and well beyond.

During  2011 SWK Technologies, Inc., also acquired the Sage software customer accounts of IncorTech, a Southern California-based Sage business partner. This transaction increases the Company’s geographical influence.  The focus in Southern California will be to sell and support our MAPADOC integrated EDI solution and to market Sage ERP X3 to both former IncorTech customers, where suitable, and to new prospects. IncorTech has provided professional accounting, technology, and business consulting services to over 300 clients.

In June 2012, SWK Technologies, Inc. also acquired the sage software customer accounts of MicroPoint, a New York-based Sage business partner. MicroPoint has provided professional accounting, technology, and business consulting services to over 32 clients.

With acquisitions serving as a key component of SilverSun’s national expansion strategy, the Company will continue to remain very busy qualifying and pursuing opportunities to continue its growth and add to shareholder value.

Revenues

Revenues for the year ended December 31, 2012 increased $2,656,905 (25.3%) to $13,178,985 as compared to $10,522,080 for the year ended December 31, 2011.  These revenues were all generated by the Company’s wholly-owned operating subsidiary, SWK Technologies. This increase is attributed to revenues associated with its newly acquired operation HTI of approximately $1,145,000, of which approximately $192,000 was service revenue, as well as an increase in revenues from its existing customer base.   The overall increase is primarily due to the continued marketing efforts and very competitive pricing as well as the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments. The increase in the Company’s maintenance support business of $1,716,008 (89.2%) to $3,640,573 for the year ended December 31, 2012 represents a significant portion of and a great foundation for potential future growth.

Gross Profit

Gross profit for the year ended December 31, 2012 increased $836,480 (18.6%) to $5,334,100 as compared to $4,497,620 for the year ended December 31, 2011. The increase in gross profit for this period is mostly attributed to the recent acquisition of HTI as well as the higher level of sales.  For the year ended December 31, 2012, the gross profit percentage was 40.5% as compared to 42.7% for the year ended December 31, 2011. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.  The change in sales mix year ended December 31, 2012, resulted in gross profit being slightly lower as a percent of sales as compared to the year ended December 31, 2011, primarily a result of higher software sales, which sales have a lower gross profit. In addition, the Company, when acquiring business accounts from other resellers, will often enter into revenue sharing agreements for a period of time with the selling reseller. The Company currently has 12 revenue sharing agreements, which often have the result of reducing the Company’s reported gross margins.

Operating Expenses

Selling and marketing expenses increased $458,434 (24.9%) to $2,302,258 for the year ended December 31, 2012 compared to $1,843,824 for the year ended December 31, 2011 as a result of the continued increase in sales activity and incremental expenses associated with HTI.

General and administrative expenses increased $579,738 (25.2%) to $2,876,456 for the year ended December 31, 2012 as compared to $2,296,718 for the year ended December 31, 2011 primarily as a result of increases in payroll related expenses as the Company hired additional employees to support the higher sales activity, rent, investment banking, investor relations and insurance expenses.

On January 4, 2012, in accordance with options granted in January 2011, Mr. Meller sold portions of his Convertible Note payable to certain employees of SWK Technologies, Inc. in the amount of $13,235. On January 4, 2012, Mr. Meller converted $30,458 of the Convertible Note into 60,154,178 shares of the Company’s Common Stock, and those certain employees converted the $13,238 into 23,139,523 shares of the Company’s Common Stock. As a consequence the Company recognized $719,267 of share-based compensation expense in 2012. Additionally, during the year ended December 31, 2012, the Company recognized $416,991 of share-based compensation as a result of the granting of stock options to most of its non-executive employees.

Depreciation and amortization expense increased $98,550 for the year ended December 31, 2012 to $195,560 as compared to $97,011 for the year ended December 31, 2011. This increase is primarily attributed to the increase in amortization associated with the newly acquired intangible assets.

Income (Loss) from Operations

Total net loss from operations was $1,176,432 for the year ended December 31, 2012 as compared to net income from operations of $260,057 for the year ended December 31, 2011 primarily attributed to non-cash share-based compensation of $1,136,258 as discussed above.

Other Income (Expense)

For the year ended December 31, 2012, the Company had other expense of $58,738 as compared to other income for the year ended December 31, 2011 of $2,448,864.  This change is primarily attributed to the gain on the extinguishment of debt and derivative liability for the year ended December 31, 2011.

Net Income (Loss)

For year ended December 31, 2012, the Company had a net loss of $1,235,170 as compared to net income of $2,708,931 for the year ended December 31, 2011, The change is attributed to the non-cash share-based compensation expense in 2012 and the gain on the extinguishment of debt and derivative liability realized in 2011 which was not available in 2012.

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

In October 2011, the Company obtained a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000. Interest on outstanding balances is payable daily at an interest rate that is two and three quarter percentage points (2.75%) above the Prime Rate. The Company’s interest rate was 6% at December 31, 2012. The line was collateralized by substantially all of the assets of the Company and is personally guaranteed by the Company’s Chief Executive Office, Mr. Mark Meller.  The credit facility required the Company to pay a monitoring fee of 0.315% of eligible collateral to be paid monthly. An annual facility fee equal to one percent (1%) of the Maximum Credit is assessed upon the initial funding, annually thereafter. The term of the agreement is for three years and expires in October 2014. As of December 31, 2012, the Company has an outstanding balance of $178,633. As of December 31, 2012, the availability under this line was $571,367. At December 31, 2012, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth.

During the year ended December 31, 2012, the Company had a net decrease in cash of $229,239.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities

The Company provided $392,803 in cash from operating activities for the year ended December 31, 2012 as compared to providing $905,906 of cash for operating activities for the year ended December 31, 2011. This decrease in cash provided by operating activities is primarily attributed to an increase in accounts receivable and a decrease in deferred revenues offset partially by an increase in accounts payable and accrued liabilities.

Cash used in investing activities

Investing activities for the year ended December 31, 2012 used cash of $744,374 as compared to using $40,653 of cash for the year ended December 31, 2011. This increase in cash used is attributed to the increase in purchases of property and equipment, software development costs and intangible assets, including the acquisition of selected assets of HighTower.

Cash provided by financing activities

Financing activities for the year ended December 31, 2012 provided cash of $122,332 as compared to using $735,875 of cash for the year ended December 31, 2011. This increase in cash provided by financing activities is attributed to proceeds from the line of credit and as compared to receiving proceeds from the promissory notes and convertible debenture offset by the repayment of convertible debentures during the year ended December 31, 2011.

The Company believes that as a result of the growth in business, recent acquisitions, and the availability of its credit line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2012.

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

Product Revenue

Software product revenue is recognized when the product is shipped to the customer. The Company treats the software component and the professional services consulting component as two separate arrangements that represent separate units of accounting. The arrangement consideration is allocated to each unit of accounting based upon that unit’s proportion of the fair value.  In a situation where both components are present, software sales revenue is recognized when collectability is reasonably assured and the product is delivered and has stand-alone value based upon vendor specific objective evidence.

Service Revenue

Service revenue is comprised of primarily professional service consulting revenue, maintenance revenue and other ancillary services provided as described below. Professional service revenue is recognized as service time is incurred.

With respect to maintenance services, upon the completion of one year from the date of sale, considered to be the warranty period, the Company offers customers an optional annual software maintenance and support agreement for subsequent one-year periods. Maintenance and support agreements are recorded as deferred revenue and recognized over the respective terms of the agreements, which typically range from three months to one year and are included in service revenue in the Consolidated Statement of Operations

Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales.

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

Intangible Assets

The values assigned to intangible assets are based on an independent valuation. Purchased intangible assets are amortized over the useful lives based on the estimate of the use of economic benefit of the asset using the straight-line amortization method.

The Company assesses potential impairment of its intangible assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

Off Balance Sheet Arrangements

During fiscal 2012, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our financial statements are contained in pages F-1 through F-27 which appear at the end of this Annual Report.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012, and concluded that the disclosure controls and procedures were effective as a whole.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012.  Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2012, based on these criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 20, 2013:

Name	Age	Position	Officer and/or Director Since

Mark Meller	53	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director	2003

Stanley Wunderlich	62	Director	2011

Mark Meller.

Mr. Mark Meller has been the President, Chief Financial Officer and Director of the Company since September 15, 2003, and was further appointed Chief Executive Officer on September 1, 2004. He became Chairman of the Board on May 10, 2009. From October 2004 until February 2007, Mr. Meller was the President, Chief Executive Officer, Chief Financial Officer and Director of Deep Field Technologies, Inc. From December 15, 2004 until September 2009, Mr. Meller was the President, Chief Executive Officer, Chief Financial Officer and Director of MM2 Group, Inc. From August 29, 2005 until August 2006, Mr. Meller was the President, Chief Executive Officer and Chief Financial Officer of iVoice Technology, Inc. From 1988 until 2003, Mr. Meller was Chief Executive Officer of Bristol Townsend and Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc., a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs (LBO’s). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

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

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officers are not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended December 31, 2012, the Company’s Audit Committee has two members, one of which is independent.

For the year ended December 31, 2012, the Board held no meetings but acted by Unanimous Written Consent 6 times.

Audit Committee

During 2012, the Audit Committee consisted of Mr. Mark Meller, the Company’s Chief Executive Officer and President and Mr. Stanley Wunderlich. The Audit Committee has one independent member and no member that may deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Due to the Company's limited resources, it cannot attract a financial expert to sit on its Board of Directors. Management is responsible for the Company's internal controls and the financial reporting process.  The Audit Committee's responsibility is to monitor corporate financial reporting and external audits, although the member of the Audit Committee is not engaged in the practice of auditing or accounting. The Audit committee did not meet in 2012. The Board of Directors approved an Audit Committee Charter. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee’s report submitted to the Board of Directors for the fiscal year ended December 31, 2012.  The Audit Committee has:

·	reviewed and discussed the Company’s audited financial statements with Friedman LLP, the Company’s independent registered accounting firm;

·	discussed with Friedman LLP the matters required to be discussed by Statement on Auditing Standards No. 114, as may be modified or supplemented; and

·
received from Friedman the written disclosures and the letter regarding their independence as required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed the auditors’ independence with them.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, for filing with the Securities and Exchange Commission.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our Common Stock during the fiscal year ended December 31, 2012, were timely.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Bonus	Stock Awards	All Other Compensation	Total Compensation

Mark Meller (1)	2012	$370,489	$0	$0	$0	$370,489
President, Chief Executive Officer, Chief Financial Officer and Director	2011	$250,000	$0	$0	$0	$250,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no outstanding equity awards at the end of the most recent completed fiscal year.

Compensation of Directors

Pursuant to the Agreement with Mr. Wunderlich, Director, he is to be paid a stipend of one thousand dollars ($1,000) per month, payable at the end of each fiscal quarter. Notwithstanding the foregoing, the first Stipend was in the amount of three thousand dollars ($3,000) and was paid on July 26, 2011.

Employment Contracts

The Company has an Employment Agreement with Mark Meller, President and Chief Executive Officer of the Company, which began on September 15, 2003, was extended on September 1, 2010,  and expires on September 15, 2017. As consideration, the Company agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter, as well as a monthly travel expense allowance of $600 and an auto allowance of $800. Based on this agreement, Mr. Meller’s salary is $424,431. As of December 31, 2012, Mr. Meller agreed to accept a salary of $370,000 for 2012. The employment agreement with Mr. Meller also provides for a severance payment to him of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control, as defined in the employment agreement.

On June 29, 2011, Mr. Meller forgave outstanding liabilities representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with a previous transaction in the amount of $1,338,967. Such amount is recorded as a contribution of capital in Additional Paid-In Capital in the accompanying balance sheet. As of December 31, 2011, Mr. Meller also waived any deferred salary.  See “Certain Relationships and Related Transactions” below.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 26, 2013 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group.  As of March 26, 2013 there were a total of 116,950,933 shares of  Common Stock outstanding. Each share of Common Stock is entitled to one vote on matters on which holders of Common Stock are eligible to vote.  The column entitled “Percentage of Total Voting Stock” shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 20, 2013, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address (1)	Beneficial Relationship to Company	Outstanding Common Stock		Percentage of Ownership of Common Stock (3)

Mark Meller	Chief Executive Officer, Chief Financial Officer, President and Chairman	181,920,437	(2)	76.2%

Stanley Wunderlich	Director	500,000-		-%

Officers and Directors (2 persons)	-	182,420,437		76.2%

Jeffrey Roth (1)		32,015,429		27.4%

(1) Mr. Roth is Chief Executive Officer of SWK, Technologies, Inc., a wholly-owned subsidiary of SilverSun Technologies, Inc.

(2) Includes voting rights of 121,724,440 shares associated with Series B Preferred Stock.

Description of Securities

On May 17, 2011, the Board of Directors (the “Board”) of  the Company and the stockholders holding in the aggregate a majority of the outstanding capital stock of the Company entitled to vote (the “Majority”), approved by written consent: (i) the decrease in the number of authorized shares of Class A common stock, par value $.00001 per share (the” Class A Common Stock” or the “Common Stock”), of the Company from ten billion (10,000,000,000) shares of Class A Common Stock to seven hundred and fifty million (750,000,000) shares of Class A Common Stock (the “Authorized Class A Share Decrease”); (ii) the change in the conversion ratio at which the Class B common stock, par value $.00001 per share (the “Class B Common Stock”), of the Company converts into Class A Common Stock from (A) fifty percent (50%) of the lowest price ever paid for the issuance of Class A Common Stock for each one share of Class B Common Stock being converted to (B) one thousand nine hundred seventy five (1,975) shares of Class A Common Stock for each one (1) share of Class B Common Stock (the “Ratio Change”); (iii) the cancellation (the “Cancellation”) of the entire class of Class C Common Stock, par value $.00001 per share (the “Class C Common Stock”); and (iv) the change in the name of the Company from “Trey Resources, Inc.” to “SilverSun Technologies, Inc.” (the “Name Change”).

Upon receiving the consent of the Board and the Majority, filed on June 27, 2011, the Company filed the Fourth Amended and Restated Certificate of Incorporation (the “Amended Certificate”) with the Secretary of State of the State of Delaware to reflect the (i) Authorized Class A Share Decrease, (ii) Ratio Change, (iii) Cancellation and (iv) the Name Change.

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

Pursuant to our certificate of incorporation, as amended, we are authorized to issue up to: 750,000,000 shares of Class A Common Stock, par value $0.00001 per share; 50,000,000 shares of Class B common stock, par value $.00001 per share and 1,000,000 shares of preferred stock, par value of $.001 per share.  Below is a description of SilverSun Technologies’ outstanding securities, including Class A common stock, Class B common stock, options, warrants and debt.

Class A Common Stock

Each holder of our Class A Common Stock is entitled to one vote for each share held of record. Holders of our Class A Common Stock have no preemptive, subscription, conversion, or redemption rights. There are 750,000,000 shares authorized and 116,950,933 issued and outstanding at March 26, 2013.  Upon liquidation, dissolution or winding-up, the holders of Class A Common Stock are entitled to receive our net assets pro rata. Each holder of Class A Common Stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our Common Stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

Class B Common Stock

Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. Holders of Class B Common Stock are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. There are 50,000,000 shares authorized and there were no shares issued and outstanding as of March 26, 2013, nor does the Company have any plans to issue Class B Common Stock in the immediate future. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. The Class B common stock, par value $.00001 per converts to one thousand nine hundred seventy five (1,975) shares of Class A Common Stock for each one (1) share of Class B Common Stock.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock, par value $.001 per share.

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

·	the number of shares constituting that series and the distinctive designation of that series;

·
the dividend rate on the shares of that series, whether dividends are cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;

·	whether that series has voting rights, in addition to voting rights provided by law, and, if so, the terms of those voting rights;

·
whether that series has conversion privileges, and, if so, the terms and conditions of conversion, including provisions for adjusting the conversion rate in such events as our board of directors determines;

·
whether or not the shares of that series are redeemable, and, if so, the terms and conditions of redemption, including the dates upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

·	whether that series has a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of that sinking fund;

·
the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the relative rights of priority, if any, of payment of shares of that series; and

·	any other relative powers, preferences and rights of that series, and qualifications, limitations or restrictions on that series.

If we liquidate, dissolve or wind up our affairs, whether voluntarily or involuntarily, the holders of Preferred Stock of each series will be entitled to receive only that amount or those amounts as are fixed by the certificate of designations or by resolution of the board of directors providing for the issuance of that series.

As of December 31, 2012, the Company has issued the following shares of Preferred Stock:

The Company issued to the each holder of the Notes one (1) share of Series A Convertible Preferred Stock (“Series A Preferred”), having the rights, preferences, privileges, powers and restrictions set forth in the Certificate of Designation filed with the Secretary of State of Delaware. The Company has the right to convert, at its sole option, each share of Series A into Class A Common Stock equal to 1% of the outstanding shares of Common Stock at the time of conversion. The Company valued the Series A Convertible Preferred Stock at $22,886 representing 1% of the outstanding shares deliverable multiplied by the fair market value of the stock on the date of issuance and recorded as debt discount, which has been amortized to interest expense during 2011. Each one share of Series A Preferred shall entitle the Series A Holder to voting rights equal to 2,666,667 votes of  Common Stock.

On January 12, 2012, the Series A Convertible was converted into 2,385,650 shares of Common Stock. As of December 31, 2012, no shares of Series A Convertible Preferred were outstanding.

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

Options and Stock Awards

2004 Stock Incentive Plan

The Company adopted the 2004 Stock Incentive as amended Plan (the “2004 Plan”) which reserves for issuance up to 3,482,000 shares of the Company’s Common Stock in order to attract and retain qualified employees, directors, independent contractors or agents of the Company.  Under the Plan, the Board of Directors (the “Board”), in its discretion may grant stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the plan  at a price to be equal to or greater than 50% of the fair market value of such shares on the date of grant of such award.    The Board may determine that all or a portion of a payment to a participant under the Plan, whether it is to be made in cash, shares of the Company common stock or a combination thereof, shall be vested at such times and upon such terms as may be selected by it in its sole discretion. The Plan (but not the awards theretofore granted under the Plan) shall terminate on and no awards shall be granted after September 29, 2014.

In May 2012, the Company issued approximately 2,875,000 common stock options from the 2004 Stock Incentive Plan with a weighted average exercise price of $0.16 and an expected life of 5 years.  Approximately, 2,257,000 of the common stock options vest immediately. The remaining 618,000 options shall vest 50% at grant date with the balance vested ratably over a three-year period.

2007 Consultant Stock Incentive Plan

The Company adopted the 2007 Consultant Stock Incentive Plan (the “2007 Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents ("Eligible Participants") of the Company; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company's stockholders.  The Company has reserved 581,800 shares for issuance under this plan. Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the Plan. The price shall be equal to or greater than 50% of the fair market value of such shares on the date of grant of such award. The Board shall determine the extent to which awards shall be payable in cash, shares of the Company common stock or any combination thereof.  The Board may determine that all or a portion of a payment to a participant under the Plan, whether it is to be made in cash, shares of the Company common stock or a combination thereof shall be deferred.  Deferrals shall be for such periods and upon such terms as the Board may determine in its sole discretion. The Plan (but not the awards theretofore granted under the Plan) shall terminate on and no awards shall be granted after January 22, 2017. No securities were issued pursuant to this Plan for the year ended December 31, 2012.

2004 Directors’ and Officers’ Stock Incentive Plan

The Company adopted the 2004 Directors’ and Officers’ Stock Incentive Plan (the “2004 D&O Plan”) which reserves for issuance up to 165,600 shares of the Company’s Common Stock in order to provide long-term incentive and rewards to officers and directors of the Company and subsidiaries and to attract and retain qualified employees, directors, independent contractors or agents of the Company.  Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the Plan. The price shall be equal to or greater than 50% of the fair market value of such shares on the date of grant of such award. The Board shall determine the extent to which awards shall be payable in cash, shares of the Company common stock or any combination thereof.  The Board may determine that all or a portion of a payment to a participant under the Plan, whether it is to be made in cash, shares of the Company common stock or a combination thereof shall be deferred.  Deferrals shall be for such periods and upon such terms as the Board may determine in its sole discretion. The Plan (but not the awards theretofore granted under the Plan) shall terminate on and no awards shall be granted after September 29, 2014. No securities were issued pursuant to this Plan for the year ended December 31, 2012.

Item 13. Certain Relationships and Related Transactions.

Related Party Notes and Accounts Due

The Company has an Employment Agreement with Mark Meller, President and Chief Executive Officer of the Company, which began on September 15, 2003, was extended on September 1, 2010 and expires on September 15, 2017. As consideration, the Company agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter, as well as a monthly travel expense allowance of $600 and an auto allowance of $800. Based on this agreement Mr. Meller’s salary is $424,431. As of December 31, 2012, Mr. Meller agreed to accept a salary of $370,000 for 2012. The employment agreement with Mr. Meller also provides for a severance payment to him of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control, as defined in the employment agreement

Forgiveness of Debt

On June 29, 2011, Mr. Meller forgave outstanding liabilities representing unpaid salary, unpaid expense and auto allowances, and the one-time payment in connection with a previous transaction in the amount of $1,338,967. Such amount is recorded as a contribution of capital in Additional Paid-In Capital in the accompanying balance sheet.

Total amounts owed to Mr. Meller as of December 31, 2012 and December 31, 2011, representing unpaid salary and accrued interest totaled $5,942 and $6,355, respectively.

On October 19, 2010, the Company borrowed $45,000 in exchange for issuing a Note payable to Mr. Meller. The Note Payable is not collateralized, not convertible, and carries an interest rate of 3% per annum on the unpaid balance. In January 2013, Mr. Meller extended the due date of the Note Payable to January 2014. The outstanding balance at December 31, 2012 and 2011 was $20,000, plus accrued interest of $2,064 and $1,454, respectively.

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

As of December 31, 2012, the Board determined that Mr. Wunderlich is independent.

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

Services	2012		2011
Audit Fees	$55,000		$41,500

Audit - Related Fees	30,000	(1)	-

Tax fees	$8,000		$18,000

All Other Fees	-		-

Total	$93,000		$59,500

(1)	Related to audit of Hightower, Inc.

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

10.7	Termination Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and SilverSun Technologies, Inc.
10.8	Escrow Agreement dated December 30, 2005 between David Gonzalez, Esq. And SilverSun Technologies, Inc.
10.9	Securities Purchase Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and SilverSun Technologies, Inc.
10.10	Investor Rights Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and SilverSun Technologies, Inc.
10.11	Amended and Restated Security Agreement dated December 30, 2005 between YA Global (f/k/a/ Cornell Capital Partners, LP). and SilverSun Technologies, Inc.

Exhibit No.	Description
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
10.18
Loan and Security Agreement by and between the Company, its subsidiary SWK Technologies, Inc and a commercial lender (incorporated herein by reference to Exhibit 10.18 of the Annual Report on Form 10-K for the  period ended December 31, 2011, filed with the SEC on March 29, 2012).

10.19	Audit Committee Charter(incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC on March 29, 2012).
10.20
Form of Purchase Agreement, dated June 14, 2012, by and among SWK Technologies, the Company’s wholly-owned subsidiary, Neil Wolf, Esq., not individually, but solely in his capacity as  Trustee-Assignee of the Trust Agreement and Assignment for the Benefit of the Creditors of Hightower, Inc., Hightower, Inc., and the Stockholders of Hightower, Inc. (incorporated by reference to Exhibit 2.1 on the Company’s current report on Form 8-K filed with the commission on June 20, 2012).

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

SILVERSUN TECHNOLOGIES, INC.

Dated: March 29, 2013	By:	/s/ Mark Meller
Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark Meller	Chief Executive Officer, Chief Financial Officer, President, and Chairman	March 29, 2013
Mark Meller

/s/ Stanley Wunderlich	Director	March 29, 2013
Stanley Wunderlich

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SilverSun Technologies, Inc.

We have audited the accompanying consolidated balance sheets of SilverSun Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2012.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP
East Hanover, NJ
March 29, 2013

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,483	$233,722
Accounts receivable, net of allowance for bad debts of $80,000 and $41,000	1,509,532	881,217
Prepaid expenses and other current assets	131,520	115,024
Total current assets	1,645,535	1,229,963

Property, plant and equipment, net	250,233	137,948
Intangible assets, net	884,513	95,445
Deposits and other assets	21,996	57,921
Total assets	$2,802,277	$1,521,277

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank line of credit	178,633	-
Accounts payable and accrued expenses	$1,953,182	$1,260,045
Accrued interest	12,422	7,675
Due to related party	5,942	6,335
Convertible promissory note – related party, net of discount of $-0- and $4,250	-	46,750
Capital leases	88,829	64,367
Notes payable to related parties	20,000	20,000
Deferred revenue	1,357,800	1,015,750

Total current liabilities	3,616,808	2,420,922

Commitments and Contingencies

Stockholders' deficit:
Preferred Stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Series A Preferred Stock, $1.00 par value; authorized 2 shares -0- and 2 shares issued and outstanding	-	22,886
Series B Preferred Stock, $.001 par value; authorized 1 share 1 share issued and outstanding	1	1
Common stock:
Class A – par value $.00001, authorized 750,000,000 shares; 116,950,933 and 4,456,912 shares issued and outstanding	1,170	45
Class B – par value $.00001, authorized 50,000,000 shares; -0- issued and outstanding	-	-
Additional paid-in capital	10,716,224	9,326,973
Accumulated deficit	(11,531,926)	(10,296,756)
Total SilverSun stockholders' deficit	(814,531)	(946,851)
Non-controlling interest in SWK Technologies, Inc.	-	47,206

Total stockholders' deficit	(814,531)	(899,645)
Total liabilities and stockholders' deficit	$2,802,277	$1,521,277

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2012	December 31, 2011

Revenues:
Software product, net	$2,432,187	$1,902,417
Service, net	10,746,798	8,619,663
Total revenues, net	13,178,985	10,522,080

Cost of revenues:
Product	1,173,510	969,130
Service	6,671,375	5,055,330
Total cost of revenues	7,844,885	6,024,460

Gross profit	5,334,100	4,497,620

Operating expenses:
Selling and marketing expenses	2,302,258	1,843,824
General and administrative expenses	2,876,456	2,296,718
Share-based compensation	1,136,258	-
Depreciation and amortization	195,560	97,011
Total operating expenses	6,510,532	4,237,553

Income (loss) from operations	(1,176,432)	260,067

Other income (expense):
Gain on revaluation of derivatives	-	362,035
Gain from extinguishment of debt and derivative liability	-	2,228,939
Gain from bargain purchase	17,932
Interest expense, net	(76,670)	(142,110)
Total other income (expense)	(58,738)	2,448,864

Income (loss) from operations before income taxes	(1,235,170)	2,708,931

Provision for income taxes	-	-

Net income (loss)	(1,235,170)	2,708,931

Net income attributable to non-controlling interest in SWK Technologies Inc.	-	92,383

Net income (loss) attributable to SilverSun Technologies, Inc.	$(1,235,170)	$2,616,548
Basic and diluted net income (loss) per share attributable to SilverSun Technologies, Inc. shareholders:
Basic income (loss) per common share	$(0.01)	$0.58
Diluted income (loss) per common share	$(0.01)	$0.02

Weighted average shares outstanding:
Basic	115,395,550	4,481,000
Diluted	115,395,550	105,803,000

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Noncontrolling Interest in SWK Technologies,	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Deficit
Balance at January 1, 2011	-	$-	-	$-	4,723,119	$47	$7,846,076	$(12,913,304)	$(45,177)	$(5,112,358)

Return of common stock that was previously issued for services	-	-	-	-	(276,091)	(3)	(64,997)	-	-	(65,000)
Issuance of warrants for services	-	-	-	-	-	-	107,398	-	-	107,398
Issuance of warrants for services	-	-	-	-	781	-	-	-	-	-
Additional shares to balance the participating brokers and beneficial shareholders to the terms of the reverse stock split	-	-	-	-	9,103	1	(1)	-	-	-
Forgiveness of debt and gain from extinguishment of derivative liability – related party	-	-	-	-	-	-	1,438,497	-	-	1,438,497
Issuance of Series A Preferred Stock	2	22,886	-	-	-	-	-	-	-	22,886
Issuance of Series B Preferred Stock	-	-	1	1	-	-	-	-	-	1
Net income	-	-	-	-	-	-	-	2,616,548	92,383	2,708,931
Balance at December 31, 2011	2	22,886	1	1	4,456,912	$45	$9,326,973	(10,296,756)	47,206	$(899,645)

Exchange of shares of SWK for shares of SilverSun Technologies, Inc	-	-	-	-	22,664,678	227	46,979	-	(47,206)	-
Conversion of Series A Preferred Stock to common stock	(2)	(22,886)	-	-	2,385,650	24	22,862	-	-	-
Conversion of convertible promissory note to common stock	-	-	-	-	86,793,693	868	43,078	-	-	43,946
Share-Based Compensation	-	-	-	-	-	-	1,136,258	-	-	1,136,258
Issuance of warrant for services	-	-	-	-	-	-	105,080	-	-	105,080
Issuance of common stock for services	-	-	-	-	650,000	6	34,994	-	-	35,000
Net loss	-	-	-	-	-	-	--	(1,235,170)	-	(1,235,170)

Balance at December 31, 2012	-	$-	1	$1	116,950,933	$1,170	$10,716,224	$(11,531,926)	$-	$(814,531)

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,235,170)	$2,708,931
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,037	97,011
Amortization of intangibles	103,523
Gain on revaluation of derivative	-	(362,035)
Amortization of debt discount	4,250	69,637
Provision for bad debts	39,000	-
Share-based compensation	1,136,258	-
Gain on extinguishment of debt and derivative liability	-	(2,228,939)
Gain from bargain purchase	(17,932)	-
Common stock issued for services	35,000	80,550
Warrant issued in exchange for services	105,080	-
Return of shares for services not rendered	-	(65,000)
Changes in certain assets and liabilities:
Accounts receivable	(667,315)	(391,937)
Prepaid expenses and other assets	22,240	21,382
Deposits and other assets	35,925	5,937
Accounts payable and accrued liabilities	693,137	362,749
Accrued interest	4,747	25,929
Due to related parties	(393)	51,960
Deferred revenues	42,416	529,731
Net cash provided by operating activities	392,803	905,906

Cash flows from investing activities:
Acquisition of new business	(441,964)	-
Software development costs	(198,591)	-
Purchases of equipment	(103,819)	(40,653)
Net cash used in investing activities	(744,374)	(40,653)

Cash flows from financing activities:
Repayment of notes payable to related parties	(7,054)	(25,000)
Proceeds from line of credit, net	178,633	-
Proceeds from convertible promissory note – related party	-	51,000
Proceeds from promissory notes	-	550,000
Repayment of promissory notes	-	(550,000)
Repayment of convertible debentures		(735,000)
Principal payment under capital lease obligations	(49,247)	(26,875)
Net cash provided by (used in) financing activities	122,332	(735,875)

Net (decrease) increase in cash and cash equivalents	(229,239)	129,378
Cash and cash equivalents, beginning of year	233,722	104,344

Cash and cash equivalents, end of year	$4,483	$233,722

Supplemental Schedule of Cash Flow Information::
During the year, cash was paid for the following:
Income taxes	$-	$-
Interest	$66,776,	$15,145

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS  (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended December 31, 2012:

a)
The Company converted $43,946 of the Convertible Promissory Note (as defined herein) at a fixed conversion rate of 1,975 shares per $1 for 86,793,693 shares of the Company’s Class A common stock, par value $0.00001 (the “Common Stock”).

b)	The Company converted 2 shares of Series A Convertible preferred stock for 2,385,650 shares of Common Stock.

c)	The Company bought back their 20% interest in SWK Technologies, Inc. for 22,664,678 shares of Common Stock.

d)	The Company incurred approximately $73,709 in capital lease obligations.

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

d)	The Company incurred approximately $35,677 in capital lease obligations.

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

SilverSun Technologies, Inc. (the “Company”) is an information technology company, and a value added reseller and master developer for Sage Software’s Sage100/500 and ERP X3 financial and accounting software as well as the publisher of its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company focuses on the business software and information technology consulting market, and is looking for other opportunities to grow its business. The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States. In June 2011, the Company changed its name from Trey Resources, Inc. to SilverSun Technologies, Inc. The Company is publicly traded and is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SSNT.”

In June 2012 the Company completed the purchase of selected assets and obligations of HighTower, Inc., a leading Chicago-based reseller of Sage software applications and a publisher of proprietary business management enhancements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On May 6, 2009, the Company sold twenty-five (25) newly issued shares or 20% of the stock of SWK Technologies, Inc. (“SWK”), a subsidiary of SilverSun Technologies, Inc., for a purchase price of $150,000 to the President of SWK.

On January 12, 2012, SilverSun Technologies, Inc. entered into a share exchange agreement (the “Agreement”) with certain shareholders and the President (the “SWK Shareholders”) of SWK Technologies, Inc.  Pursuant to the terms of the Agreement, the SWK Shareholders exchanged an aggregate of 25 shares of SWK to the Company for a total of 22,664,678 shares (the “Exchange Shares”) of the Company’s common stock (the “Exchange”). The shares had a fair value of approximately $612,000 ($0.027 per share) at the time of exchange. The transaction was recorded as an equity transaction.  SWK is now a wholly-owned subsidiary of the Company.

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
3.                 Fair market value of share based payments and other equity instruments
4.                 Valuation of intangible assets

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue is recognized when products are shipped, or services are rendered, evidence of a contract exists, the price is fixed or reasonably determinable, and collectability is reasonably assured.

Product Revenue
Software product revenue is recognized when the product is shipped to the customer. The Company treats the software component and the professional services consulting component as two separate arrangements that represent separate units of accounting. The arrangement consideration is allocated to each unit of accounting based upon that unit’s proportion of the fair value.  In a situation where both components are present, software sales revenue is recognized when collectability is reasonably assured and the product is delivered and has stand-alone value based upon vendor specific objective evidence.

Service Revenue
Service revenue is comprised of primarily professional service consulting revenue, maintenance revenue and other ancillary services provided as described below. Professional service revenue is recognized as service time is incurred.

With respect to maintenance services, upon the completion of one year from the date of sale, considered to be the warranty period, the Company offers customers an optional annual software maintenance and support agreement for subsequent one-year periods. Maintenance and support agreements are recorded as deferred revenue and recognized over the respective terms of the agreements, which typically range from three months to one year and are included in services revenue in the Consolidated Statements of Operations

Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales.

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

Concentration of Credit Risk

For the years ended December 31, 2012 and 2011, our top ten customers represented approximately 17% and 31%, respectively, of our total revenues of approximately $2,262,000 and $3,211,000. The Company does not rely on any one specific customer for any significant portion of our revenue base.

For the years ended December 31, 2012 and 2011, purchases from one supplier were approximately 47% and 22%, respectively, of the Company’s total cost of revenue.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of December 31, 2012 the Company believes it has no significant risk related to its concentration of accounts receivable.

Accounts Receivable

Accounts receivable consist primarily of invoices for maintenance and professional services. Full payment for software ordered by customers is due in advance of ordering from the software supplier. Payments for maintenance and support plan renewals are due before the beginning of the maintenance period. Terms under our professional service agreements are generally 50% due in advance and the balance on completion of the services.

The Company maintains an allowance estimated by considering a number of factors, including the length of time the amounts are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations and the condition of the general economy and the industry as a whole.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally five to seven years.  Maintenance and repairs that do not materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the Statements of Operations.

Deferred Revenues

Deferred revenues consist of maintenance service, customer support services, including telephone support and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months.

Deferred Income Taxes

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

Income Tax Uncertainties

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by applicable accounting principles. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company recognizes interest and penalties as incurred in finance income (expense), net in the Consolidated Statements of Operations.

There were no liabilities for uncertain tax positions at December 31, 2012 and 2011.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable, capital leases and line of credit.

Intangible Assets

The values assigned to intangible assets are based on an independent valuation. Purchased intangible assets are amortized over the useful lives of the asset using the straight-line amortization method.

The Company assesses potential impairment of its intangible assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results.

Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were identified or recorded in the years ended December 31, 2012 and 2011.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, the Company recognizes expense over the requisite service period on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

 The computation of EPS is approximately as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011
Basic net income (loss) per share:
Net income (loss) attributable to common Stockholders	$(1,235,170)	$2,616,548
Weighted-average common shares outstanding	115,395,550	4,481,000
Basic net income (loss) per share attributable to common stockholders	$(0.01)	$0.58
Diluted net income (loss) per share:
Net income (loss) attributable to common Stockholders	$(1,235,170)	$2,616,548
Weighted-average common shares outstanding	115,395,550	4,481,000
Incremental shares attributable to warrants and convertible promissory note	-	101,322,000
Total adjusted weighted-average shares	115,395,550	105,803,000
Diluted net income (loss) per share attributable to common stockholders	$(0.01)	$0.02

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications have had no effect on the financial position, operations or cash flows for the year ended December 31, 2011.

Recent Accounting Pronouncements

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2012	December 31, 2011
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	904,928	700,606
	935,485	731,163
Less: Accumulated depreciation	(685,252)	(593,215)

Property and equipment, net	$250,233	$137,948

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $92,038 and $95,003.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 4 – BUSINESS COMBINATION

In June 2012, the Company’s wholly-owned subsidiary, SWK Technologies, Inc., acquired certain assets of HighTower Inc. for total consideration of $441,964 in cash  and noncash assumption of deferred revenue obligation of $299,634. Based on an independent valuation, the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities according to their respective estimated fair values. The following summarizes the purchase price allocation:

Current assets	$38,736
Long-lived assets	26,794
Bargain purchase gain	(17,932)
Intangible assets	694,000
Deferred maintenance liability	(299,634)

Fair value of net assets acquired	$459,896

Cash paid for acquisition	441,964
Bargain purchase gain	17,932

Total purchase price	$459,896

Intangible assets acquired are primarily made up of a customer list acquired and proprietary technology. Acquisition costs were approximately $46,000, which are included in general and administrative expenses.

The Company’s consolidated financial statements for the year ended December 31, 2012 include the results of HighTower since date of acquisition. The following unaudited pro forma information assumes the acquisition occurred on January1, but does not purport to present what the Company’s actual results would have been had the acquisition actually occurred on January 1, 2011, nor is the financial information indicative of the results of future operations.  The unaudited pro forma financial information includes the depreciation and amortization expense related to the acquisition.

	Pro – Forma
	Year Ended December 31, 2012	Year Ended December 31, 2011
Total revenue, net	$13,773,967	$13,887,774,
Cost of revenues	8,039,161	7,138,618
Operating expenses	7,008,124	7,063,752
Other expense (income)	56,635	(2,526,138)
Income (loss) before taxes	(1,235,170)	2,161,542
Net income (loss)	$(1,329,953)	$2,161,542
Basic income (loss) per common share	$(0.01)	$0.48
Diluted income (loss) per common share	$(0.01)	$0.02

For the year ended December 31, 2012, the HighTower operations contributed approximately $461,647 in net income, which consisted of approximately $1,145,319 in revenues and $683,672 in expenses.   These revenues were generated in combination with HighTower and SWK personnel, and likely would not have been achieved if HighTower was a standalone business.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of intellectual property and customer lists acquired and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	December 31, 2012	December 31, 2011	Estimated Useful Lives
Proprietary developed software	$294,036	$95,445	5
Intellectual property, customer list, and acquired contracts	694,000	-0-	5

Total intangible assets	$988,036	$95,445
Less: accumulated amortization	103,523	-0-
	$884,513	$95,445

The Company expects amortization expense to approximate the following:

Amortization

2013	$197,607
2014	197,607
2015	197,607
2016	197,607
2017	94,085

Total	$884,513

NOTE 6 – INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	2,920,000	2,823,000
Long lived assets	326,000	358,000
Share based payments	75,000	32,000
Other	32,000	16,000
Deferred tax asset	3,353,000	3,229,000

Deferred tax liabilities:
Long lived assets	(73,000)	(10,000)
Deferred tax liabilities	(73,000)	(10,000)
Net deferred tax asset	3,280,000	3,219,000
Less: Valuation allowance	(3,280,000)	(3,219,000)
Net deferred tax asset	-0-	-0-

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 6 – INCOME TAXES (continued)

As of December 31, 2012, the Company has net operating loss carry forwards of approximately $7,663,000 that can be utilized to offset future taxable income for Federal income tax purposes. Net operating loss carry forwards expire starting in 2025 through 2030.   Utilization of these net loss carry forwards is subject to the limitations of Internal Revenue Code Section 382.  Because of the current uncertainty of realizing the benefit of the tax carry forward, a valuation allowance equal to the tax benefit for deferred taxes has been established.

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

A reconciliation of the statutory income tax rate to the effective rate is as follows for the period December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
Federal income tax rate	34%	34%
State income tax, net of federal benefit	6%	6%
Permanent differences	40%	-
Effective income tax rate	80%	40%
Effect on valuation allowance	(80%)	(40%)
Effective income tax rate	0.0%	0.0%

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in equipment, furniture and leasehold improvements in the accompanying balance sheets.  The related obligations are also recorded in the accompanying balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 8.9% to 12.9%. As of December 31, 2012, accumulated amortization under capital leases was $84,342.

At December 31, 2012, future payments under capital leases are as follows over each of the next five fiscal years:

2013	$51,050
2014	36,749
2015	13,992
2016	-
2017	-
Total minimum lease payments	101,791
Less amounts representing interest	(12,962)
Present value of net minimum lease payments	$88,829

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 8 – DUE TO RELATED PARTY

Mark Meller Employment Agreement

The Company has an Employment Agreement with Mark Meller, President and Chief Executive Officer of the Company, which began on September 15, 2003, was extended on September 1, 2010, and expires on September 15, 2017. As consideration, the Company agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter, as well as a monthly travel expense allowance of $600 and an auto allowance of $800. Based on this agreement Mr. Meller’s salary is $424,431. As of December 31, 2012, Mr. Meller agreed to accept a salary of $370,000 for 2012. The employment agreement with Mr. Meller also provides for a severance payment to him of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control, as defined in the employment agreement

Forgiveness of Debt

On June 29, 2011, Mr. Meller forgave outstanding liabilities representing unpaid salary, unpaid expense and auto allowances, and the one-time payment ($350,000) in connection with a previous transaction in the amount of $1,338,967. Such amount is recorded as a contribution of capital in Additional Paid-In Capital in the accompanying balance sheet.

Total amounts owed to Mr. Meller as of December 31, 2012 and December 31, 2011, representing unpaid salary and accrued interest totaled $5,942 and $6,355, respectively.

NOTE 9 –NOTES PAYABLE TO RELATED PARTY

On October 19, 2010, the Company borrowed $45,000 in exchange for issuing a Note payable to Mr. Meller. The Note Payable is not collateralized, not convertible, and carries an interest rate of 3% per annum on the unpaid balance. In January 2013, Mr. Meller extended the due date of the Note Payable to January 2014. The outstanding balance at December 31, 2012 and 2011 was $20,000, plus accrued interest of $2,064 and $1,454, respectively.

NOTE 10 – CONVERTIBLE DEBENTURES PAYABLE

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

During 2011, the Company made payments in the amount of $735,000 to satisfy any and all obligations owed to YA Global, including outstanding principal, accrued interest and accrued liquidated damages.  As a result of the restructuring of the debt, the Company recorded a gain on the extinguishment of $1,461,660, which is presented as other income in the accompanying statement of operations. Additionally, the Company recorded a gain on the extinguishment of the derivative liability associated with this convertible debenture in the amount of $767,279 for the year ended December 31, 2011.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 11 – CONVERTIBLE PROMISSORY NOTE – RELATED PARTY

On January 28, 2011, the Company issued a 7% $51,000 convertible promissory note to Mr. Meller (“Convertible Note”). The note is not collateralized. On January 4, 2012 the holder of the Convertible Note, Mr. Mark Meller, converted $30,458 into 60,154,178 shares of Common Stock.  In addition, the holder had sold $13,488 of the Convertible Note to certain employees of the Company for cash in January 2012, in accordance with options which were granted to such employees in January 2011, and which were subsequently converted into 26,639,515 shares of Common Stock. The fair value of the shares issued to the employees upon conversion was recorded as share-based compensation valued of $719,000 which was recorded as a charge in the consolidated statement of operations. In December 2012, the remaining balance of the note was repaid to Mr. Meller in the amount of $7,054.

The outstanding balances at December 31, 2012 and 2011 were $-0- and $46,750, net of $4,250 of unamortized discount, plus accrued interest of $3,878 and $3,342, respectively. The accrued interest was paid in full in March 2013.

NOTE 12 – DERIVATIVE LIABILITIES

Convertible Debentures

Conversion features associated with the extinguished Convertible Debentures represented an embedded derivative which the Company had accounted for as a free-standing financial instrument.  As of December 31, 2012 and 2011 the embedded derivative amounted to $-0-. On April 12, 2011, the date of repayment of the YA Global Convertible Debentures, and $767,279 was recorded as a gain on the extinguishment of the derivative liability since the YA Global Convertible Debentures have been repaid. For the year ended December 31, 2011 the Company recorded a gain on valuation of derivative in the amounts of $410,566.

The estimated fair value of the financial instruments has been calculated on the date of repayment based on a Black-Scholes pricing model using the following assumptions:

April 12, 2011
Fair market value of stock	$0.00013
Exercise price	$0.0001
Dividend yield	0.00
Risk free interest rate	0.24
Expected volatility	145.01
Expected life	0.71 Year

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

As of December 31, 2012 and 2011 the embedded derivative amounted to $-0-.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 12 – DERIVATIVE LIABILITIES (Continued)

The estimated fair value of the embedded derivative had been calculated based on a Black-Scholes pricing model using the following assumptions:

	May 17 , 2011	At Inception
Fair market value of stock	$0.00013	$0.00013
Exercise price	$0.00005	$0.00005
Dividend yield	0.00%	0.00%
Risk free interest rate	0.41%	0.24%
Expected volatility	169.92%	182.35%
Expected life	0.83 Year	1 Year

NOTE 13 – PROMISSORY NOTES

On April 11, 2011 the Company entered into two promissory notes (the “Notes”) each in the face amount of $275,000 with two accredited investors, totaling $550,000. The Notes bore interest at 7% and were paid in full on November 4, 2011. As consideration for the Notes, the Company issued two shares of Series A convertible preferred stock, par value $1.00 per share (the “Series A Convertible Preferred Stock”) (one share to be issued to each investor mandatorily convertible into Class A Common Stock equal to 1% of the outstanding common stock at the time of conversion (no later than January 15, 2012).

For the year ended December 31, 2011, the Company recorded interest expense of approximately $20,000.  The due date for the Notes was extended to November 4, 2011 when these notes were paid in full.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 7,000 square feet of space in, Livingston, NJ  07039 and pays rent for approximately$7,000 per month, which includes charges for real estate taxes and other common area maintenance.  The lease expires December 31, 2016. The Company uses its facilities to house its corporate headquarters and operations and believe that these facilities are suitable for such purpose.  Total rent expense under these operating leases for the year ended December 31, 2012 and 2011 was $130,000 and $88,000, respectively.

The Company entered into a two-year lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,100.  The Company also leases 2,700 square feet of office space in Skokie, IL for  three-year period ended April 2015 with a monthly rent of $2,500 in year one, $3,000 in year two, and $3,500 in year three.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2012.

2013	$131,000
2014	124,000
2015	100,000
2016	89,000

Employment agreements

See Note 5 to the Financial Statements for information related to the employment agreement of Mark Meller.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 15 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company issued to the each holder of the Notes one (1) share of Series A Convertible Preferred Stock (“Series A”), having the rights, preferences, privileges, powers and restrictions set forth in the Certificate of Designation filed with the Secretary of State of Delaware (see Note 14). The Company has the right to convert, at its sole option, each share of Series A into Class A Common Stock equal to 1% of the outstanding shares of Class A Common Stock at the time of conversion. The Company valued the Series A Convertible Preferred Stock at $22,886 representing 1% of the outstanding shares deliverable multiplied by the fair market value of the stock on the date of issuance and recorded as debt discount, which has been amortized to interest expense during 2011. Each one share of Series A shall entitle the Series A Holder to voting rights equal to 2,666,667 votes of Class A Common Stock.

On January 12, 2012, the Series A Convertible Preferred Stock was converted into 2,385,650 shares of Common Stock. As of December 31, 2012, no shares of Series A Convertible Preferred Stock were outstanding.

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

On September 23, 2011, SilverSun Technologies, Inc., entered into a Series B preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) with Mr.  Meller (the “Series B Holder”), pursuant to which the Series B Holder was issued one  authorized share of Series B Preferred Stock (“Series B”), par value $0.001 per share.  The Series B Holder was issued one share of Series B as partial consideration for personally guaranteeing repayment of the Notes (see Note 14).

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 15 – STOCKHOLDERS’ EQUITY (continued)

Common Stock (continued)

 4. A change in the conversion ratio at which the Class B Common Stock, par value $.00001 per share of the Company converts into Class A Common Stock from (i) fifty percent (50%) of the lowest price ever paid for the issuance of Class A Common Stock for each one share of Class B Common Stock being converted to (ii) 1,975 shares of Class A Common Stock for each one share of Class B Common Stock;

 5. The cancellation of Class C Common Stock, par value $.00001 per share.

6. A change in the name of the Company from Trey Resources, Inc. to SilverSun Technologies, Inc.

NOTE 16 – STOCK OPTIONS AND WARRANTS

2004 Stock Incentive Plan
The Company adopted the 2004 Stock Incentive as amended Plan (the “2004 Plan”) which reserves for issuance up to 3,482,000 shares of the Company’s Common Stock in order to attract and retain qualified employees, directors, independent contractors or agents of the Company.  Under the Plan, the Board of Directors (the “Board”), in its discretion may grant stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the plan  at a price to be equal to or greater than 50% of the fair market value of such shares on the date of grant of such award.    The Board may determine that all or a portion of a payment to a participant under the Plan, whether it is to be made in cash, shares of the Company common stock or a combination thereof, shall be vested at such times and upon such terms as may be selected by it in its sole discretion. The Plan (but not the awards theretofore granted under the Plan) shall terminate on and no awards shall be granted after September 29, 2014.

2007 Consultant Stock Incentive Plan
The Company adopted the 2007 Consultant Stock Incentive Plan (the “2007 Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents ("Eligible Participants") of the Company; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company's stockholders.  The Company has reserved 581,800 shares for issuance under this plan. Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the Plan. The price shall be equal to or graeter than 50% of the fair market value of such shares on the date of grant of such award. The Board shall determine the extent to which awards shall be payable in cash, shares of the Company common stock or any combination thereof.  The Board may determine that all or a portion of a payment to a participant under the Plan, whether it is to be made in cash, shares of the Company common stock or a combination thereof shall be deferred.  Deferrals shall be for such periods and upon such terms as the Board may determine in its sole discretion. The Plan (but not the awards theretofore granted under the Plan) shall terminate on and no awards shall be granted after January 22, 2017.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 16 – STOCK OPTIONS AND WARRANTS (continued)

2004 Directors’ and Officers’ Stock Incentive Plan
The Company adopted the 2004 Directors’ and Officers’ Stock Incentive Plan (the “2004 D&O Plan”) which reserves for issuance up to 165,600 shares of the Company’s Common Stock in order to provide long-term incentive and rewards to officers and directors of the Company and subsidiaries and to attract and retain qualified employees, directors, independent contractors or agents of the Company.  Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the Plan. The price shall be equal to or graeter than 50% of the fair market value of such shares on the date of grant of such award. The Board shall determine the extent to which awards shall be payable in cash, shares of the Company common stock or any combination thereof.  The Board may determine that all or a portion of a payment to a participant under the Plan, whether it is to be made in cash, shares of the Company common stock or a combination thereof shall be deferred.  Deferrals shall be for such periods and upon such terms as the Board may determine in its sole discretion. The Plan (but not the awards theretofore granted under the Plan) shall terminate on and no awards shall be granted after September 29, 2014.

In May 2012, the Company issued approximately 2,875,000 common stock options from the 2004 Stock Incentive Plan with a weighted average exercise price of $0.16 and an expected life of 5 years.  Approximately, 2,257,000 of the common stock options vest immediately. The remaining 618,000 options shall vest 50% at grant date with the balance vested ratably over a three-year period.

The Company estimated the value of the options at approximately $460,000 using the Black Scholes option-pricing model.  Compensation cost is recognized on a straight-line basis over the vesting period and, as such, the Company recorded compensation expense of approximately $416,991 and $-0- for the years ended December 31, 2012 and 2011, respectively.

The weighted average inputs into the Black Scholes were as follows:

1.             Expected dividend yield of 0.0%,
2.             Risk-free interest rate of 0.86%
3.             Expected Volatility at 298%
4.             Expected term of 5 years
5.             Exercise price of $0.16

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2012 and 2011 and changes during the years are presented below: (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at January 1, 2012	0	$0.00
Options granted	2,874,710	$0.16
Options exercised	0	$0.00
Options canceled/forfeited	0	$0.00

Outstanding options at December 31, 2012	2,874,710	$0.16	4.4 years	$-0-
Vested Options:
December 31, 2012:	2,544,118	$0.16	4.4 years	$-0-
December 31, 2011:	-0-	$0.00	0 years	$-0-

For the years ended December 31, 2012 and 2011, the unamortized compensation expense for stock options was $43,000 and $-0-, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of 3 years.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 16 – STOCK OPTIONS AND WARRANTS (continued)

Warrants Outstanding

During 2012 the Company issued 750,000 warrants for services with a fair value of approximately $105,000. The estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions: a) fair market value of stock of $0.03-$0.20; b) exercise price of $0.02-$0.04; c) Dividend yield of 0%; d) Risk free interest rate of 0.25%- 0.33%; e) expected volatility of 280.02%-296.79%; f) Expected life of 2 years..

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

Unexpired warrants outstanding are as follows as of December 31, 2012:

Expiration Date	Exercise Price	Shares

July 31, 2014	$126.77	40
March12, 2014	0.03	250,000
July 1, 2014	0.20	250,000
October 1, 2014	0.20	250.000

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2011	2,000	$29.572
Granted	552,000	$.1811
Exercised	-	$.0000
Canceled	-	$.0000
Balance, December 31, 2011	554,000	$.2711

Granted	750,000	$.1433
Exercised	-	$.0000
Canceled	553,960	$.2618
Balance, December 31, 2012	750,040	$.15

Outstanding and Exercisable, December 31, 2012	750,040	$.15

Outstanding and Exercisable, December 31, 2011	554,000	$.2694

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE 17 – LINE OF CREDIT

In October 2011 the Company negotiated a line of credit from a bank. The term of the agreement is for three years and expires in October 2014. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at 6% interest. . As of December 31, 2012, the availability under this line was approximately $571,367 based upon eligible collateral at December 31, 2012. Interest on outstanding balances is payable daily at an interest rate that is two and three quarters percentage points (2.75%) above the Prime Rate.   The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s CEO, Mr. Meller.  The credit facility required the Company to pay a monitoring fee of 0.315% of eligible collateral to be paid monthly. An annual facility fee equal to one percent (1%) of the Maximum Credit is assessed upon the initial funding, annually thereafter.

As of December 31, 2012, the outstanding balance was $178,633. As of December 31, 2011 there was no outstanding balance open under this agreement.  At December 31, 2012, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth.

NOTE 18 – NON-CONTROLLING INTEREST

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

NOTE 19 – SUBSEQUENT EVENTS

In February2013,  SWK Technologies, Inc., completed the acquisition of the Sage business partner accounts of Dallas-based Point Solutions, LLC (d/b/a Fusion RMS.com This strategic acquisition allows SWK to immediately expand its growing national Sage practice to Texas and to provide enhanced support to our ERP Alliance partners.

In February 2013, SWK Technologies, Inc., also completed the acquisition of the Sage business partner accounts of Colleyville, Texas-based SGEN, LLC (d/b/a Software Generation).  This acquisition along with that of the Sage accounts of Point Solutions allows SWK to continue to expand its growing national Sage practice in Texas, and to provide enhanced support to our ERP Alliance partners.