Form 10-Q
period 2013-03-31
SilverSun Technologies, Inc.
filed 2013-05-15
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

or

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

As of May 10, 2013, there were 116,978,291 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statement

  SILVER SUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share amounts)
(Unaudited)

ASSETS	March 31, 2013	December 31, 2012

Current assets:
Cash and cash equivalents	$261	$4
Accounts receivable, net of allowance of $80	1,191	1,510
Prepaid expenses and other current assets	156	132
Total current assets	1,608	1,646

Property and equipment, net of accumulated depreciation of $711 and $685	263	250
Intangible assets, net of accumulated amortization of $152 and $104	836	884
Deposits and other assets	22	22

Total assets	$2,729	$2,802

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank line of credit	$-	$179
Accounts payable and accrued expenses	1,735	1,959
Accrued interest	13	12
Capital lease obligations	93	89
Deferred revenue	1,534	1,358
Notes payable to related party	20	20
Total current liabilities	3,395	3,617

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; No shares issued and outstanding	-	-
Series A Convertible Preferred Stock, $1.00 par value; no shares issued and outstanding	-	-
Series B Preferred Stock, .001 par value; authorized 1 share; 1 share issued and outstanding	-	-
Common stock:
Class A – par value $.00001; authorized 750,000,000 shares; 116,951,000 thousand shares issued and outstanding	1	1
Class B – par value $.00001: authorized 50,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	10,749	10,716
Accumulated deficit	(11,416)	(11,532)
Total stockholders’ deficit	(666)	(815)

Total liabilities and stockholders’ deficit	$2,729	$2,802

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Software product, net	$716	$359
Service, net	3,328	2,550
Total revenues, net	4,044	2,909

Cost of revenues:
Product	342	169
Service	2,067	1,557
Total cost of revenues	2,409	1,726

Gross profit	1,635	1,183

Selling, general and administrative expenses :
Selling and marketing expenses	730	515
General and administrative expenses	693	616
Share-based compensation expense	4	719
Depreciation and amortization	76	19
Total selling, general and administrative expenses	1,503	1,869

Income (loss) from operations	132	(686)

Other income (expense)
Amortization of debt discount	-	(4)
Interest expense, net	(16)	(18)
Total other income (expense)	(16)	(22)

Net income (loss)	$116	$(708)

Net income (loss) per common share – basic and fully diluted	$0.00	$(0.01)
Weighted Average Shares
Basic	116,951	110,847
Diluted	117,150	110,847

See accompanying footnotes to the condensed consolidated financial statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
 (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$116	$(708)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	76	19
Amortization of debt discount	-	4
Share-based compensation	4	719
Common stock issued for services	-	5
Stock warrants issued in exchange for services	28	-

Changes in assets and liabilities:
Accounts receivable	319	(283)
Prepaid expenses and other current assets	(24)	75
Deposits and other assets	-	10
Accounts payable and accrued expenses	(225)	(84)
Accrued interest	1	3
Deferred revenue	176	194
Net cash provided by (used in) operating activities	471	(46)

Cash flows from investing activities:
Acquisition of intangible assets	-	(31
Purchase of property and equipment	(22)	(48)
Net cash used in investing activities	(22)	(79)

Cash flows from financing activities:
Repayment of bank line of credit	(179)	-
Principal payments under capital leases obligations	(13)	(9)
Net cash used in financing activities	(192)	(9)

Net increase (decrease) in cash and cash equivalents	257	(134)

Cash and cash equivalents – beginning of period	4	234

Cash and cash equivalents – end of period	$261	$100

Cash paid during period for:
Interest expense	$16	$-
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements.

 SILVERSUN TECGNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Amounts in thousands)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the three months ended March 31, 2013:

a)  The Company incurred approximately $17 in capital lease obligations.

For the three months ended March 31, 2012:

a)  The Company converted $44 of a Convertible Promissory Note at a fixed conversion rate of approximately two (2) shares per $1 for an aggregate of 86,794 shares of Class A common stock.

b)  The Company converted two (2) (actual number) shares of its Series A Convertible Preferred Stock  2,386 shares of Class A common stock.

c)  The Company bought back their 20% interest in SWK Technologies, Inc. for 22,665 shares of Class A common stock.

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

SilverSun Technologies, Inc. (the “Company”, “we”, “us”, “our”) is involved in the acquisition and build-out of technology and software companies engaged in providing transformational business management applications and professional consulting services to small and medium companies, primarily in manufacturing, distribution and service industries.  We are executing a growth strategy centered on the development of  our own proprietary business management solutions, including our MAPADOC® Electronic Data Interchange (EDI) solution and 36 other proprietary solutions and enhancements; as well as on the acquisition of application resellers and software publishers of unique and proprietary  solutions in the extensive and expanding, but highly fragmented, business solutions marketplace.

In June 2012 the Company completed the purchase of selected assets and obligations of HighTower, Inc., a leading Chicago-based publisher of proprietary business management solutions and a reseller of Sage software applications.

The Company is publicly traded and is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SSNT.”

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of March 31, 2013, the results of operations and cash flows for the three months ended March 31, 2013 and 2012.  These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2012 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Summary of Significant Accounting Policies

During 2013, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the period ended March 31, 2012.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
 (Unaudited)

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants. The computation of diluted loss per share for the three months ended March  31, 2012 does not include share equivalents in the amount of 14,984 as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position in that period.

	(in thousands, except per share data)
	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Basic net income (loss) per share attributable to common shareholders computation:
Net income (loss) attributable to common stockholders	$116	$(708)
Weighted-average common shares outstanding	116,951	110,847
Basic net income (loss) per share attributable to common Stockholders	$0.00	$(0.01)
Diluted net income (loss) per share attributable to common shareholders computation
Net income (loss) attributable to common stockholders	$116	$(708)
Weighted-average common shares outstanding	116,951	110,847
Incremental shares attributable to the common stock equivalents	199	-
Total adjusted weighted-average shares	117,150	110,847
Diluted net income (loss) per share attributable to common Stockholders	$0.00	$(0.01)

NOTE 3 – NOTES PAYABLE TO RELATED PARTY

In January 2013, Mr. Meller extended the due date of his Note Payable to January 1, 2014.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of intellectual property and customer lists acquired and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	(in thousands, except per share data)
	March 31, 2013	December 31, 2012
Proprietary developed software	$294	$294
Intellectual property, customer list, and acquired contracts	694	694

Total intangible assets	$988	$988
Less: accumulated amortization	152	104
	$836	$884

Amortization expense included in depreciation and amortization was $48 and $ -0- for the three months ended March 31, 2013 and 2012, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
 (Unaudited)

NOTE 5 – BUSINESS COMBINATION

In June 2012, the Company’s wholly-owned subsidiary, SWK Technologies, Inc., acquired certain assets of HighTower Inc. for total consideration of $442 in cash and noncash assumption of deferred revenue obligation of $300.

The Company’s condensed consolidated financial statements for the three months ended March 31, 2013 include the results of Hightower. The following unaudited pro forma information for the three months ended March 31, 2012 does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2011, nor is the financial information indicative of the results of future operations.

The following table represents the unaudited consolidated pro forma results of operations for the three months ended March 31, 2012 as if the acquisition occurred on January 1, 2011.  Operating expenses have been increased for the estimated amortization expense associated with the fair value adjustment as of March 31, 2012 of expected definite lived intangible assets, for a net adjustment of $41 in the three months ended March 31, 2012.

Pro Forma (in thousands)
Three Months Ended March 31, 2012
Net sales	$3,504
Operating expenses	2,563
Income (loss) before taxes	(807)
Net income (loss)	$(807)
Basic income (loss) per common share	$(0.01)
Diluted income (loss) per common share	$(0.01)

NOTE 6 – LINE OF CREDIT

In October 2011 the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750. Interest on outstanding balances is payable daily at an interest rate that is two and three quarter’s percentage points (2.75%) above the Prime Rate.  The Company’s interest rate was 6% as of March 31, 2013.   The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer.  The credit facility required the Company to pay a monitoring fee of 0.315% of eligible collateral to be paid monthly. An annual facility fee equal to one percent (1%) of the Maximum Credit is assessed upon the initial funding, annually thereafter. The term of the agreement is for three years and expires in October 2014. At March 31, 2013, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth.

As of March 31, 2013 and December 31, 2012 the outstanding balances open under this agreement were $-0- and $179. As of March 31, 2013, the availability under this line was $516.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview (all dollar amounts are reported in thousands, except as otherwise indicated)

SilverSun Technologies, Inc. is involved in the acquisition and build-out of technology and software companies engaged in providing transformational business management applications and professional consulting services to small and medium size companies, primarily in the manufacturing, distribution and service industries.  We are executing a business strategy centered on the design and development of our own proprietary business management solutions, which now includes our MAPADOC® Electronic Data Interchange (EDI) solution and 36 other proprietary solutions and enhancements; as well as on the acquisition of application resellers and software publishers of unique and proprietary solutions in the extensive and expanding, but highly fragmented, business solutions marketplace.

Our core strength is rooted in our ability to discover and identify the driving forces of change that are affecting – or will affect – businesses in a wide range of industries.  We invest valuable time and resources to fully understand how technology is transforming the business management landscape and what current or emerging innovations are deserving of a clients’ attention.  By leveraging this knowledge and foresight, our growing list of clients are empowered with the means to more effectively manage their businesses; to capitalize on real-time insight drawn from their data resources; and to materially profit from enhanced operational functionality, process flexibility and expedited process execution.

A key tactical strategy for our Company is developing smart, proprietary business management applications that effectively and efficiently integrate with existing business management systems; and in publishing proprietary solutions for niche markets that address unique manufacturing and distribution challenges and needs.  In this regard, through our wholly-owned subsidiary, SWK Technologies, Inc. (“SWK”), we publish proprietary EDI software, branded as MAPADOC.  MAPADOC is a fully integrated, easy-to use, feature-rich EDI solution for users of Sage Software, Inc.’s (“Sage”) market leading Sage 100/500/ERP X3 software products. Providing seamless integration and dramatically decreasing data-entry time and associated costs, it is marketed and distributed worldwide by the Company’s direct sales force, as well as through its platform partner, SPS Commerce, Inc. and a growing national network of independent software partners and resellers, to customers largely supplying big-box retailers, including Walmart, Sears, Target and Costco.

In addition, we have developed a proprietary series of cloud-based, SaaS business management solutions created specifically for the U.S. craft brewery and distribution industry.  Currently, implementations of our proprietary SaaS solutions, marketed and branded as BeerRun, BrewPub, Brew X ERP (powered by Sage ERP X3) and the Distributor Relationship Management System, have been sold to 19 craft breweries throughout the United Stated and one internationally.  These innovative solutions provide brew masters with a single, turnkey database batch/process solution capable of managing their manufacturing operations – from forecasting and planning to recipe management to inventory control and traceability, among other critical business functions, including TTB reporting.

We also provide high margin, managed IT services to our customers.  As Microsoft Certified Systems Engineers and Microsoft Certified Professionals, our staff offers a host of mission critical services, including remote network monitoring, server implementation, support and assistance, operation and maintenance of large central systems, technical design of network infrastructure, technical troubleshooting for large scale problems, network and server security, and back-up, archiving and storage of data from servers.  We compete with numerous large and small companies in this market sector, both nationally and locally.

Distinguished as one of the largest Sage ERP X3 practices in North America, we resell enterprise resource planning software published by Sage, which addresses the financial accounting requirements of small- and medium-size businesses focused on manufacturing and distribution.  We also offer services related to these sales, including installation, support and training.  These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment.  The programs perform and support a wide variety of functions related to accounting, including financial reporting, accounts payable, accounts receivable and inventory management.

We employ class instructors and host formal, topic-specific, training classes, both on-site at our clients’ facilities and at our corporate offices. Our instructors must pass annual subject matter examinations required by Sage to retain their product-based teaching certifications.   We also provide end-user technical support services through our support/help desk, which is available during normal business hours, Monday through Friday.  Our team of qualified product and technology consultants assist customers that contact us with questions about product features, functions, usability issues and configurations.  The support/help desk offers services in a variety of ways, including prepaid services, time and materials billed as utilized and annual support contracts.  Our customers can communicate with our support/help desk through email, telephone and fax channels.

Led by specialized project managers, our professional services range from software customization to data migration to small- and medium-size business consulting.

We also are resellers of the Warehouse Management System (“WMS”) software published by Accellos, Inc. (“Accellos”), which develops warehouse management software for middle market distributors.  The primary purpose of a WMS is to control the movement and storage of materials within a client’s operations and to process the associated transactions.  The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions. Directed picking, directed replenishment, and directed put-away are the key to WMS. The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However, the basic WMS will use a combination of item, location, quantity, unit of measure and order information to determine where to stock, where to pick, and in what sequence to perform these operations. The Accellos WMS software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. Accellos also works as part of a complete operational solution by integrating seamlessly with RF hardware, accounting software, shipping systems and warehouse automation equipment.  We market the Accellos solution to our existing and new medium-sized business clients.

Investing in the acquisition of other companies and proprietary business management solutions has been an important growth strategy for our Company, allowing us to rapidly offer new products and services, expand into new geographic markets and create new and exciting profit centers.  To date, we have completed a series of strategic acquisitions that have served to fundamentally strengthen our Company’s operating platform and materially expand our footprint to nearly every U.S. state.  More specifically, over the past seven years, we have outright acquired or acquired select assets of SWK, Inc.; Business Tech Solutions Group, Inc.; Wolen Katz Associates; AMP-BEST Consulting, Inc.; IncorTech; Micro-Point, Inc.; HighTower, Inc.; Point Solutions, LLC; and SGEN, LLC.

In June 2012 the Company completed the purchase of selected assets and obligations of HighTower, Inc., a leading Chicago-based publisher of proprietary business management solutions and a reseller of Sage software applications.

Additionally, it is our intention to continue to increase our business by seeking additional opportunities through potential acquisitions, partnerships or investments. Such acquisitions, partnerships or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

Revenues

All revenues reported by the Company are derived from the sales and service of Sage Software, MAPADOC, the HighTower Solutions, and third-party software products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with consulting and customer support and network services provided by the Company.

Revenues for the three months ended March 31, 2013, increased $1,135 (39.0%), to $4,044  as compared to $2,909 for the three months March 31, 2012.  These revenues were all generated by the Company’s wholly-owned operating subsidiary, SWK Technologies.  The increase is in revenues from the existing business related to an increase in maintenance agreements and software sales base as well additional sales generated from its newly acquired operation HighTower, Inc. (“HTI”) which generated approximately $416 of revenues for the period.   The overall increases are primarily due to the continued marketing efforts and very competitive pricing, and the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments.

Gross Profit

Gross profit for the three months ended March 31, 2013 increased $452 (38.2%) to $1,635 as compared to $1,183 for the three months ended March 31, 2012. The increase in gross profit for this period is attributed to the increase is revenues from existing business, including the revenues from HTI. For the three months ended March 31, 2013, the gross profit percentage was 40.4%, as compared to 40.7% for the three months ended March 31, 2012. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.

Operating Expenses

Selling and marketing expenses increased $215 (41.7%) to $730 for the three months ended March 31, 2013 as compared to $515 for the three months March 31, 2012 due to increased personnel and travel expenses as a result of the increase in sales activity and incremental expenses associated with HTI.

General and administrative expenses increased $77 (12.5%) to $693 for the three months ended March 31, 2013 as compared to $616 for the three months ended March 31, 2012 primarily as a result of increases in payroll related expenses, rent, utilities, bank fees and office expenses.

In January, 2012 in accordance with options granted in January 2011, Mr. Meller sold portions of his Convertible Note payable to certain employees of SWK Technologies, Inc. in the amount of $13. On January 4, 2012, Mr. Meller converted $30 of such Convertible Note into approximately 60,154 shares of the Company’s common stock, and those certain employees converted the $13 into approximately 23,140 shares of the Company’s common stock. As a consequence the Company recognized $719 expense for the three months ended March 31, 2012, which did not occur during the three months ended March 31, 2013.

Other Income (Expense)

Total other expense for the three months ended March 31, 2013 was $16 as compared to $23 for the three months ended March 31, 2012 which was a result of lower interest expense.

Net Income (Loss)

For three months ended March 31, 2013, the Company had net income of $116, as compared to a net loss of $708 for the three months ended March 31, 2012. This change is primarily attributed to the increase in net income and to lower share-based compensation for which there was expense of $719 for the three months ended March 31, 2012.

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

In October 2011 the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750. Interest on outstanding balances is payable daily at an interest rate that is two and three quarter percentage points (2.75%) above the Prime Rate. The Company’s interest rate was 6% at March 31, 2013. The line was collateralized by substantially all of the assets of the Company and is personally guaranteed by the Company’s Chief Executive Office, Mr. Mark Meller.  The credit facility required the Company to pay a monitoring fee of 0.315% of eligible collateral to be paid monthly. An annual facility fee equal to one percent (1%) of the Maximum Credit is assessed upon the initial funding, annually thereafter. The term of the agreement is for three years and expires in October 2014. As of March 31, 2013, the Company has no outstanding balance. As of March 31, 2013, the availability under this line was $516. At March 31, 2013, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth.

During the three months ended March 31, 2013, the Company had a net increase in cash of $257. The Company's principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities

The Company generated $471 in cash from operating activities for the three months ended March 31, 2012, as compared to using $46 of cash for operating activities for the three months ended March 31, 2012. This increase in cash provided by operating activities is primarily attributed to the increase in income and a decrease in accounts receivable offset partially by a decrease in accounts payable and accrued expenses and deferred revenues.

Cash used in investing activities

Investing activities for the three months ended March 31, 2013 used cash of $22, as compared to using $79 of cash for the three months ended March 31, 2012. The decrease in cash used is attributed to the decrease in purchases of property and equipment and intangible assets.

Cash used in financing activities

Financing activities for the three months ended March 31, 2013 used cash of $192, as compared to using $9 of cash for the three months ended March 30, 2012. This increase in cash used in financing used in operating activities is mostly attributed to the repayment of the bank line of credit.

The Company believes that as a result of the growth in business, recent acquisitions, and the availability of its credit line it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2013.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2012.

Off Balance Sheet Arrangements

During the three months ended March 31, 2013, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

 (b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 29, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Other than disclosed above, there were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: May 14, 2013	By:	/s/ Mark Meller
Mark Meller
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)