Form 10-Q
period 2013-06-30
SilverSun Technologies, Inc.
filed 2013-08-13
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

or

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

(973) 758-6108
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

As of August 12, 2013, there were 117,188,817 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SILVER SUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

ASSETS	June 30, 2013	December 31, 2012

Current assets:
Cash and cash equivalents	$57,573	$4,483
Accounts receivable, net of allowance of $80,000	1,238,469	1,509,532
Prepaid expenses and other current assets	200,297	131,520
Total current assets	1,496,339	1,645,535
		,
Property and equipment, net	276,421	250,233
Intangible assets, net	786,684	884,513
Deposits and other assets	23,064	21,996

Total assets	$2,582,508	$2,802,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank line of credit	$-	$178,633
Accounts payable and accrued expenses	1,372,101	1,959,124
Accrued interest	12,843	12,422
Capital lease obligations	108,234	88,829
Deferred revenue	1,668,810	1,357,800
Notes payable to related party	20,000	20,000
Total current liabilities	3,181,988	3,616,808

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; No shares issued and outstanding	-	-
Series A Convertible Preferred Stock, $1.00 par value; no shares issued and outstanding	-	-
Series B Preferred Stock, .001 par value; authorized 1 share; 1 share issued and outstanding	1	1
Common stock:
Class A – par value $.00001; authorized 750,000,000 shares; 117,161,459 and 116,950,933 shares issued and outstanding, respectively	1,172	1,170
Class B – par value $.00001: authorized 50,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	10,753,558	10,716,224
Accumulated deficit	(11,354,211)	(11,531,926)
Total stockholders’ deficit	(599,480)	(814,531)

Total liabilities and stockholders’ deficit	$2,582,508	$2,802,277

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues:
Product, net	$528,368	$462,161	$1,244,628	$821,135
Service, net	3,342,230	2,609,264	6,670,509	5,159,149
Total revenues, net	3,870,598	3,071,425	7,915,137	5,980,284

Cost of revenues:
Product	239,979	203,982	582,292	373,320
Service	2,024,012	1,570,013	4,091,115	3,126,360
Cost of revenues	2,263,991	1,773,995	4,673,407	3,499,680

Gross profit	1,606,607	1,297,430	3,241,730	2,480,604

Selling, general and administrative expenses:
Selling expenses	688,863	569,857	1,418,965	1,084,207
General and administrative expenses	765,579	606,621	1,458,777	1,222,567
Shared-based compensation	4,404	408,183	8,808	1,127,450
Depreciation and amortization	70,422	32,550	146,201	51,752

Total selling, general and administrative expenses	1,529,268	1,617,211	3,032,751	3,485,976

Income (loss) from operations	77,339	(319,781)	208,979	(1,005,372)

Other income (expense):
Amortization of debt discount	-	-	-	(4,250)
Interest expense, net	(15,154)	(14,250)	(31,264)	(32,600)
Total other income (expense)	(15,154)	(14,250)	(31,264)	(36,850)

Net income (loss)	$62,185	$(334,031)	$177,715	$(1,042,222)

Net income (loss) per common share:
Basic	$0.00	$(0.00)	$0.00	$(0.01)
Fully diluted	0.00	(0.00)	0.00	(0.01)

Weighted average shares:
Basic	117,161,459	116,800,933	116,991,642	113,823,898
Diluted	117,161,459	116,800,933	116,991,642	113,823,898

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$177,715	$(1,042,222)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	48,374	45,452
Amortization of intangibles	97,829	6,300
Amortization of debt discount	-	4,250
Share-based compensation	8,808	1,127,450
Common stock issued for services	-	5,000
Stock warrants issued in exchange for services	28,528	9,830

Changes in assets and liabilities:
Accounts receivable	271,063	(408,058)
Prepaid expenses and other current assets	(68,777)	49,769
Deposits and other assets	(1,068)	21,302
Accounts payable and accrued expenses	(587,023)	(83,978)
Accrued interest	421	5,193
Deferred revenue	311,010	201,554
Net cash provided by (used in) operating activities	286,880	(58,158)

Cash flows from investing activities:
Acquisition of intangible assets	-	(62,661)
Acquisition of new business		(441,964)
Purchase of property and equipment	(29,179)	(53,734)
Net cash used in investing activities	(29,179)	(558,359)

Cash flows from financing activities:
Proceeds from line of credit		579,824
Repayment of bank line of credit	(178,633)	-
Principal payments under capital leases obligations	(25,978)	(20,033)
Net cash (used in) provided by financing activities	(204,611)	559,791

Net increase (decrease) in cash and cash equivalents	53,090	(56,726)

Cash and cash equivalents – beginning of period	4,483	233,722

Cash and cash equivalents – end of period	$57,573	$176,996

Cash paid during period for:
Interest expense	$29,730	$29,490
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements.

 SILVERSUN TECGNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the six months ended June 30, 2013:

a)  The Company incurred approximately $45,383 in capital lease obligations.

b) The Company issued 210,526 shares of the common stock in a cashless exercise of warrants for 250,000 shares at an exercise price of $0.03 per share.

For the six months ended June 30, 2012:

a)  The Company converted $43,946 of a Convertible Promissory Note at a fixed conversion rate of 1,975 shares per $1 for an aggregate of 86,793,693 shares of Class A common stock.

b)  The Company converted two (2) shares of its Series A Convertible Preferred Stock for 2,385,650 shares of Class A common stock.

c)  The Company bought back their 20% interest in SWK Technologies, Inc. for 22,664,678 shares of Class A common stock.

d)  The Company incurred $19,456 in capital lease obligations.

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

In June 2013, we signed a Letter of Intent to acquire VICOR Business Services, Inc., a Bethesda, Maryland-based provider of financial and business management consulting services with specific expertise in compliance-oriented federal contracting with U.S. government agencies. Their expertise in project management and time-based systems supporting FAR and CAS compliance for commercial firms and OMB Circular compliance for grants management will add a significant expertise to SWK’s capabilities. VICOR’s staff has assisted clients in passing Federal Contracting audits with the Defense Contract Audit Agency ("DCAA") and other audit agencies, helping them to obtain approval to perform on Federal Contracts. Founded in 1989, VICOR offers a full line of Safe, Infor, Dynacom and its own proprietary business management solutions to small and mid-sized businesses; and it also provides a broad range of technical services, training and support to its customers, which are largely concentrated in the greater Washington D.C. market. A definitive agreement will be signed and the transaction completed after completion of due diligence. Although the letter of intent expired on July 31, 2013, the parties are continuing to negotiate in good faith. In addition, the Company does not expect there to be a significant impact on cash from operations or financing should a definitive agreement be entered into.

The Company is publicly traded and is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SSNT.”

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of June 30, 2013, the results of operations and cash flows for the three and six months ended June 30, 2013 and 2012.  These results are not necessarily indicative of the results to be expected for the full year.

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

Summary of Significant Accounting Policies

During 2013, there have been no material changes to the Company’s significant accounting policies than those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the period ended June 30, 2012.

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

	Three Months Ended	Three Months Ended
	June 30, 2013	June 30, 2012
Basic net income (loss) per share computation:
Net income (loss)	$62,185	$(334,031)
Weighted-average common shares outstanding	117,161,459	116,800,933
Basic net income (loss) per share	$0.00	$(0.00)
Diluted net income (loss) per share computation:
Net income (loss)	$62,185	$(334,031)
Weighted-average common shares outstanding	117,161,459	116,800,933
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	117,161,459	116,800,933
Diluted net income (loss) per	$0.00	$(0.00)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
Basic net income (loss) per share computation:
Net income (loss)	$177,715	$(1,042,022)
Weighted-average common shares outstanding	116,991,642	113,823,898
Basic net income (loss) per share attributable to common Stockholders	$0.00	$(0.01)
Diluted net income (loss) per share
Net income (loss) attributable to common stockholders	$177,715	$(1,042,022)
Weighted-average common shares outstanding	116,991,642	113,823,898
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	116,991,642	113,823,898
Diluted net income (loss) per	$0.00	$(0.01)

NOTE 3 – NOTES PAYABLE TO RELATED PARTY

On October 19, 2010, the Company borrowed $45,000 in exchange for issuing a Note payable to Mr. Meller. The Note Payable is not collateralized, not convertible, and carries an interest rate of 3% per annum on the unpaid balance. In January 2013, Mr. Meller extended the due date of the Note Payable to January 2014. The outstanding balance at June 30, 2013 and December 31, 2012 was $20,000, plus accrued interest of $2,366 and $2,064, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of intellectual property and customer lists acquired and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	June 30, 2013	December 31, 2012
Proprietary developed software	$294,036	$294,036
Intellectual property, customer list, and acquired contracts	694,000	694,000

Total intangible assets	$988,036	$988,036
Less: accumulated amortization	201,352	103,523
	$786,684	$884,513

Amortization expense included in depreciation and amortization was $49,402 and $97,829 for the three and six months ended June 30, 2013 as compared to and $6,300 for both the three and six months ended June 30, 2012.

NOTE 5 – BUSINESS COMBINATION

In June 2012, the Company’s wholly-owned subsidiary, SWK Technologies, Inc., acquired certain assets of HighTower Inc. for total consideration of $741,598, including $441,964 in cash and noncash assumption of deferred revenue obligation of $299,634.

The Company’s condensed consolidated financial statements for the three months and six months ended June 30, 2013 include the results of Hightower. The Company’s condensed consolidated financial statements for the three months ended June 30, 2012 also include the results of Hightower. The following unaudited pro forma information for the six months ended June 30, 2012 does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2011, nor is the financial information indicative of the results of future operations.

The following table represents the unaudited consolidated pro forma results of operations for the six months ended June 30, 2012 as if the acquisition occurred on January 1, 2011.  Operating expenses have been increased for the estimated amortization expense associated with the fair value adjustment as of June 30, 2012 of expected definite lived intangible assets, for a net adjustment of $41,000for the six months ended June 30, 2012.

Pro Forma
Six Months Ended June 30, 2012
Net sales	$6,575,266
Operating expenses	4,179,658
Income (loss) before taxes	(1,140,922)
Net income (loss)	$(1,140,922)
Basic income (loss) per common share	$(0.01)
Diluted income (loss) per common share	$(0.01)

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 – LINE OF CREDIT

In October 2011 the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000. Interest on outstanding balances is payable daily at an interest rate that is two and three quarter’s percentage points (2.75%) above the Prime Rate.  The Company’s interest rate was 6% as of June 30, 2013.   The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer.  The credit facility required the Company to pay a monitoring fee of 0.315% of eligible collateral to be paid monthly. An annual facility fee equal to one percent (1%) of the Maximum Credit is assessed upon the initial funding, annually thereafter. The term of the agreement is for three years and expires in October 2014. At June 30, 2013, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth.

As of June 30, 2013 and December 31, 2012 the outstanding balances open under this agreement were $-0- and $178,633. As of June 30, 2013, the availability under this line was $741,936.

NOTE 7 – SUBSEQUENT EVENT

On August 1, 2013, the Company negotiated a new line of credit and term loan from the bank. The term of the line is for two years and expires on July 31, 2015. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. The Company also negotiated a term loan in amount of $350,000. The term of the loan is for 2 years and expires on July 31, 2015. Monthly payments are at $15,776 per month at an interest rate of 8%.

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

In addition, we have developed a proprietary series of cloud-based, SaaS business management solutions created specifically for the U.S. craft brewery and distribution industry.  Currently, implementations of our proprietary SaaS solutions, marketed and branded as BeerRun, BrewPub, Brew X ERP (powered by Sage ERP X3) and the Distributor Relationship Management System, have been sold to 35 craft breweries throughout the United Stated and one internationally.  These innovative solutions provide brew masters with a single, turnkey database batch/process solution capable of managing their manufacturing operations – from forecasting and planning to recipe management to inventory control and traceability, among other critical business functions, including TTB reporting.

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

Investing in the acquisition of other companies and proprietary business management solutions has been an important growth strategy for our Company, allowing us to rapidly offer new products and services, expand into new geographic markets and create new and exciting profit centers.  To date, we have completed a series of strategic ventures that have served to fundamentally strengthen our Company’s operating platform and materially expand our footprint to nearly every U.S. state.  More specifically, over the past seven years, we have outright acquired or acquired select assets of SWK, Inc.; Business Tech Solutions Group, Inc.; Wolen Katz Associates; AMP-BEST Consulting, Inc.; IncorTech; Micro-Point, Inc.; HighTower, Inc.; Point Solutions, LLC; and SGEN, LLC.

In June 2013, we signed a Letter of Intent to acquire VICOR Business Services, Inc., a Bethesda, Maryland-based provider of financial and business management consulting services with specific expertise in compliance-oriented federal contracting with U.S. government agencies. Their expertise in project management and time-based systems supporting FAR and CAS compliance for commercial firms and OMB Circular compliance for grants management will add a significant expertise to SWK’s capabilities. VICOR’s staff has assisted clients in passing Federal Contracting audits with DCAA and other audit agencies, helping them to obtain approval to perform on Federal Contracts. Founded in 1989, VICOR offers a full line of Safe, Infor, Dynacom and its own proprietary business management solutions to small and mid-sized businesses; and it also provides a broad range of technical services, training and support to its customers, which are largely concentrated in the greater Washington D.C. market. A definitive agreement will be signed and the transaction completed after completion of due diligence. . Although the letter of intent expired on July 31, 2013, the parties are continuing to negotiate in good faith. In addition, the Company does not expect there to be a significant impact on cash from operations or financing should a definitive agreement be entered into.

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

The first six months of 2013 continued the growth trend for the Company which we believe will provide a basis for future growth. Some of the key highlights for the first six months of 2013 are as follows:

•	Revenues increased 32% from the prior year.
•	Income from operations increased to $208,979 as compared to a loss of $1,005,372 in the prior year.
•	Net income increased to $177,715 as compared to a loss of $1,042,222 in the prior year.
•
Sales of the Company’s proprietary, cloud-based business management solutions created specifically for the U.S. craft brewery and distribution industry has continued to increase since its introduction to market in early 2012; and the number of new sales prospects continues to climb.

•	Continued to book major orders for Sage ERP X3.
•	Engaged Network One Securities, Inc. to advise the Company’s management team on financial strategies to support its current growth initiatives.
•
In June 2013 SWK Technologies, Inc., the Company’s principal operating subsidiary, signed a Letter of Intent to acquire VICOR Business Services, Inc., a Bethesda, Maryland-based provider of financial and business management consulting services with specific expertise in compliance-oriented federal contracting with U.S. government agencies.

Revenues

All revenues reported by the Company are derived from the sales and service of Sage Software, MAPADOC, the HighTower Solutions, and third-party software products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with consulting and customer support and network services provided by the Company.

Revenues for the three and six months ended June 30, 2013 increased $799,173 (26.0%) and $1,934,853 (32.4%), to $3,870,598 and $7,915,137, respectively, as compared to $3,071,425 and $5,980,284, respectively, for the three and six months ended June 30, 2012.  These revenues were all generated by the Company’s wholly-owned operating subsidiary, SWK Technologies.  The increase is in revenues from the existing business related to an increase in maintenance agreements and software sales base as well additional sales generated from its recently acquired operation HighTower, Inc. (“HTI”) which generated $333,649 and $750,073 of revenues for the three and six months ended June 30, 2013, respectively.   The overall increases are primarily due to the continued marketing efforts and very competitive pricing, and the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments.

Gross Profit

Gross profit increased $309,177 (23.8%) and $761,126 (30.7%) for the three and six months ended June 30, 2013 to $1,606,607 and $3,241,730, respectively, as compared to $1,297,430 and $2,480,604, respectively, for the three months and six months ended June 30, 2012. The increase in gross profit for this period is attributed to the increase in revenues from existing business, including the revenues from HTI. For the three months ended June 30, 2013, the gross profit percentage was 41.5%, as compared to 42.2% for the three months ended June 30, 2012. For the six months ended June 30, 2013, the gross profit percentage was 41.0%, as compared to 41.5% for the six months ended June 30, 2012. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.

Operating Expenses

Selling and marketing expenses increased $119,006 (20.9%) and $334,758 (30.9%) to $688,863 and $1,418,965, respectively, for the three and six months ended June 30, 2013 as compared to $569,857 and $1,084,207 for the three and six months June 30, 2012 due to increased personnel and travel expenses as a result of the increase in sales activity and incremental expenses associated with HTI.

General and administrative expenses increased $158,958 (26.2%) and $236,210 (19.3%) to $765,579 and $1,458,777, respectively, for the three and six months ended June 30, 2013 as compared to $606,621 and $1,222,567 for the three and six months ended June 30, 2012 primarily as a result of increases in payroll related expenses, rent, utilities, bank fees and office expenses.

On January 4, 2012 in accordance with options granted in January 2011, Mr. Meller sold portions of his Convertible Note payable to certain employees of SWK Technologies, Inc. in the amount of $13,235. On January 4, 2012, Mr. Meller converted $30,458 of the Convertible Note into 60,154,178 shares of Class A Common Stock, and those certain employees converted the $13,238 into 23,139,523 shares of Class A Common Stock. As a consequence the Company recognized an expense of $719,267 expense for the six months ended June 30, 2012. Additionally, during the quarter ended June 30, 2012, the Company recognized $408,183 of share-based compensation as a result of the granting of stock options to most of its non-executive employees.

Other Income (Expense)

Total other expense was $15,154 for the three months ended June 30, 2013 as compared to $14,250 for the three months ended June 30, 2012 due to slightly higher interest expense. Total other expense was $31,264 for the six months ended June 30, 2013 as compared to $36,850 for the six months ended June 30, 2012 due to lower amortization of debt discount.

Net Income (Loss)

As a result of the above, the Company recorded net income of $62,185 for the three months ended June 30, 2013, as compared to a net loss of $334,031 for the three months ended June 30, 2012. This change is primarily attributed to the increase in revenues and lower share-based compensation. The Company recorded net income of $177,715 for the six months ended June 30, 2013, as compared to a net loss of $1,042,222 for the six months ended June 30, 2012. This change is primarily attributed to the increase in revenues and lower share-based compensation.

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

In October 2011 the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000. Interest on outstanding balances is payable daily at an interest rate that is two and three quarter percentage points (2.75%) above the Prime Rate. The Company’s interest rate was 6% at June 30, 2013. The line was collateralized by substantially all of the assets of the Company and is personally guaranteed by the Company’s Chief Executive Office, Mr. Mark Meller.  The credit facility required the Company to pay a monitoring fee of 0.315% of eligible collateral to be paid monthly. An annual facility fee equal to one percent (1%) of the Maximum Credit is assessed upon the initial funding, annually thereafter. The term of the agreement is for three years and expires in October 2014. As of June 30, 2013, the Company has no outstanding balance. As of June 30, 2013, the availability under this line was $741,936. At June 3, 2013, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth.

During the six months ended June 30, 2013, the Company had a net increase in cash of $53,090. The Company's principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities

The Company generated $286,880 in cash from operating activities for the six months ended June 30, 2013, as compared to using $58,158 of cash for operating activities for the six months ended June 30, 2012. This increase in cash provided by operating activities is primarily attributed to the increase in income and a decrease in accounts receivable offset partially by a decrease in accounts payable and accrued expenses.

Cash used in investing activities

Investing activities for the six months ended June 30, 2013 used cash of $29,179, as compared to using $558,359 of cash for the six months ended June 30, 2012. This decrease in cash used is attributed to lower purchases of property and equipment and intangible assets, including the acquisition of selected assets of HighTower.

Cash (used in) provided by financing activities

Financing activities for the six months ended June 30, 2013 used cash of $204,611, as compared to providing $559,791 of cash for the six months ended June 30, 2012. This decrease in cash used in financing used in operating activities is mostly attributed to the repayment of the bank line of credit in the amount of $178,633 during the six months ended June 30, 2013 as compared to proceeds from the credit line of $579,824 for the six months ended June 30, 2012.

The Company believes that as a result of the growth in business, recent acquisitions, and the availability of its credit line it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2013.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2012.

Off Balance Sheet Arrangements

During the six months ended June 30, 2013, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

 (b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect on our financial condition.

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 29, 2013.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: August 13, 2013	By:	/s/ Mark Meller
Mark Meller
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)