Form 10-Q
period 2013-09-30
SilverSun Technologies, Inc.
filed 2013-11-13
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

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

As of November 4, 2013, there were 117,676,976 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SILVER SUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

ASSETS	September 30, 2013	December 31, 2012

Current assets:
Cash and cash equivalents	$938,008	$4,483
Accounts receivable, net of allowance of $80,000	1,173,699	1,509,532
Prepaid expenses and other current assets	214,443	131,520
Total current assets	2,326,150	1,645,535

Property and equipment, net	255,617	250,233
Intangible assets, net	737,282	884,513
Deposits and other assets	22,157	21,996

Total assets	$3,341,206	$2,802,277

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank line of credit	$-	$178,633
Accounts payable and accrued expenses	1,780,350	1,959,124
Accrued interest	13,210	12,422
Capital lease obligations – current portion	48,255	42,587
Current portion of long-term debt	175,000	-
Deferred revenue	1,743,199	1,357,800
Notes payable to related party	20,000	20,000
Total current liabilities	3,780,014	3,570,566

Capital lease obligations – long-term	46,737	46,242
Long-term debt	145,750	-
Total liabilities	3,972,501	3,616,808

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; No shares issued and outstanding	-	-
Series A Convertible Preferred Stock, $1.00 par value; no shares issued and outstanding	-	-
Series B Preferred Stock, $.001 par value; authorized 1 share; 1 share issued and outstanding	1	1
Common stock:
Class A – par value $.00001; authorized 750,000,000 shares; 117,676,976 and 116,950,933 shares issued and outstanding, respectively	1,177	1,170
Class B – par value $.00001: authorized 50,000,000 shares; no shares issued and Outstanding	-	-
Additional paid-in capital	10,803,957	10,716,224
Accumulated deficit	(11,436,430)	(11,531,926)
Total stockholders’ deficit	(631,295)	(814,531)

Total liabilities and stockholders’ deficit	$3,341,206	$2,802,277

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues:
Product, net	$995,145	$851,656	$2,239,773	$1,672,791
Service, net	3,379,806	2,616,698	10,050,315	7,775,847
Total revenues, net	4,374,951	3,468,354	12,290,088	9,448,638

Cost of revenues:
Product	563,858	433,320	1,146,150	806,550
Service	2,180,106	1,648,416	6,271,221	4,774,866
Cost of revenues	2,743,964	2,081,736	7,417,371	5,581,416

Gross profit	1,630,987	1,386,618	4,872,717	3,867,222

Operating expenses:
Selling expenses	926,738	523,352	2,345,703	1,607,559
General and administrative expenses	668,526	677,026	2,127,303	1,899,593
Shared-based compensation	25,404	4,404	34,212	1,131,854
Depreciation and amortization	72,403	62,624	218,604	114,376

Total operating expenses	1,693,071	1,267,406	4,725,822	4,753,382

Income (loss) from operations	(62,084)	119,212	146,895	(886,160)

Other income (expense):
Amortization of debt discount	-	-	-	(4,250)
Interest expense, net	(20,135)	(16,404)	(51,399)	(49,004)
Total other income (expense)	(20,135)	(16,404)	(51,399)	(53,254)

Net income (loss) before income tax provision (benefit)	(82,219)	102,808	95,496	(939,414)

Income tax provision (benefit)	-	-	-	-

Net income (loss)	$(82,219)	$102,808	$95,496	$(939,414)

Net income (loss) per common share:
Basic	$0.00	$0.00	$0.00	$(0.01)
Fully diluted	0.00	0.00	0.00	(0.01)

Weighted average shares:
Basic	117,195,173	116,949,303	117,060,232	114,873,304
Diluted	117,195,173	131,283,955	117,060,232	114,873,304

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$95,496	$(939,414)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	71,374	61,776
Amortization of intangibles	147,231	52,600
Amortization of debt discount	-	4,250
Share-based compensation	34,212	1,131,854
Common stock issued for services	-	20,000
Stock warrants issued in exchange for services	28,528	31,089

Changes in assets and liabilities:
Accounts receivable	335,833	(786,540)
Prepaid expenses and other current assets	(82,923)	2,521
Deposits and other assets	(161)	20,444
Accounts payable and accrued expenses	(153,774)	380,610
Accrued interest	788	5,208
Deferred revenue	385,399	169,065
Net cash provided by operating activities	862,003	153,463

Cash flows from investing activities:
Acquisition of intangible assets	-	(157,258)
Acquisition of new business		(441,964)
Purchase of property and equipment	(31,375)	(56,077)
Net cash used in investing activities	(31,375)	(655,299)

Cash flows from financing activities:
Proceeds from line of credit	-	403,008
Repayment of bank line of credit	(178,633)	-
Proceeds from term loan	350,000
Repayment of term loan	(29,250)
Principal payments under capital leases obligations	(39,220)	(33,554)
Net cash provided by financing activities	102,897	369,454

Net increase (decrease) in cash and cash equivalents	933,525	(132,382)

Cash and cash equivalents – beginning of period	4,483	233,722

Cash and cash equivalents – end of period	$938,008	$101,340

Cash paid during period for:
Interest expense	$50,525	$29,490
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements.

 SILVERSUN TECGNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended September 30, 2013:

a)   The Company incurred approximately $45,383 in capital lease obligations.

b)   The Company issued 210,526 shares of common stock in a cashless exercise of warrants for 250,000 shares at an exercise price of $0.03 per share.

c)   The Company issued 215,517 shares of common stock with a fair value of $25,000 for repayment of accrued liabilities in the amount of $25,000.

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

d)   The Company incurred $43,556 in capital lease obligations.

e)   The Company issued warrants for services with a value of $57,459, calculated by using the Black-Scholes Model

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

In June 2013, we signed a Letter of Intent to acquire VICOR Business Services, Inc., a Bethesda, Maryland-based provider of financial and business management consulting services with specific expertise in compliance-oriented federal contracting with U.S. government agencies.  During the third quarter the Company determined that it was not in the best interest of the Company to move forward with this arrangement, and as such, terminated negotiations. The Company incurred costs of $5,000 associated with this termination.

The Company is publicly traded and is currently quoted on the OTCQB marketplace (“QTCQB”) under the symbol “SSNT.”

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of September 30, 2013, the results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012.  These results are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the period ended September 30, 2012.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants. The computation of diluted income per share for the nine months ended September 30, 2013 does not include share equivalents as all warrants and options exceeded the market price of the common stock as of September 30, 2013. The computation of diluted loss per share for the three months ended September 30, 2013 does not include share equivalents in the amount of 17,504,000 as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position for these periods. The computation of diluted loss per share for the nine months ended September 30, 2012 does not include share equivalents in the amount of 17,504,000 as they would have an anti-dilutive effect on the earnings resulting from the Company’s net loss position for these periods.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic net income (loss) per share computation:
Net income (loss)	$(82,219)	$102,808	$95,496	$(939,414)
Weighted-average common shares outstanding	117,195,173	116,949,303	117,060,232	114,873,304
Basic net income (loss) per share	$0.00	$0.00	$0.00	$(0.01)
Diluted net income (loss) per share computation:
Net income (loss)	$(82,219)	$102,808	$95,496	$(939,414)
Weighted-average common shares outstanding	117,195,173	116,949,303	117,060,232	114,873,304
Incremental shares attributable to the common stock equivalents	-	14,334,652	-	-
Total adjusted weighted-average shares	117,195,173	131,283,955	117,060,232	114,873,304
Diluted net income (loss) per share	$0.00	$0.00	$0.00	$(0.01)

NOTE 3 – NOTES PAYABLE TO RELATED PARTY

On October 19, 2010, the Company borrowed $45,000 in exchange for issuing a Note payable to Mr. Meller. The Note Payable is not collateralized, not convertible, and carries an interest rate of 3% per annum on the unpaid balance. In January 2013, Mr. Meller extended the due date of the remaining Note Payable to January 2014. The outstanding balance at September 30, 2013 and December 31, 2012 was $20,000, plus accrued interest of $2,519 and $2,064, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of intellectual property and customer lists acquired and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the five year estimated useful lives.

The components of intangible assets are as follows:

	September 30, 2013	December 31, 2012
Proprietary developed software	$294,036	$294,036
Intellectual property, customer list, and acquired contracts	694,000	694,000

Total intangible assets	$988,036	$988,036
Less: accumulated amortization	250,754	103,523
	$737,282	$884,513

Amortization expense included in depreciation and amortization was $49,402 and $147,231 for the three and nine months ended September 30, 2013 as compared to $46,300 and $52,600 for both the three and nine months ended September 30, 2012.

The Company expects amortization expense to be the following:

Amortization
Balance of 2013	$50,376
2014	197,607
2015	197,607
2016	197,607
2017	94,085

Total	$737,282

NOTE 5 – BUSINESS COMBINATION

In June 2012, the Company’s wholly-owned subsidiary, SWK Technologies, Inc., acquired certain assets of HighTower Inc. for total consideration of $741,598, including $441,964 in cash and noncash assumption of deferred revenue obligation of $299,634.

The Company’s condensed consolidated financial statements for the three months and nine months ended September 30, 2013 include the results of Hightower. The Company’s condensed consolidated financial statements for the three months ended September 30, 2012 also include the results of Hightower.

The following table represents the unaudited consolidated pro forma results of operations for the nine months ended September 30, 2012 as if the acquisition occurred on January 1, 2011.  Operating expenses have been increased for the estimated amortization expense associated with the fair value adjustment as of September 30, 2012 of expected definite lived intangible assets, for a net adjustment of $41,000 for the nine months ended September 30, 2012.  The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2011, nor is the financial information indicative of the results of future operations.

Pro Forma
Nine Months Ended September 30, 2012
Net revenues	$10,043,620
Cost of revenues	5,581,416
Operating expenses	5,447,064
Other expense	53,254
Loss before taxes	(1,038,114)
Net loss	$(1,038,114)
Basic loss per common share	$(0.01)
Diluted loss per common share	$(0.01)

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 – LINE OF CREDIT AND TERM LOAN

Line of Credit
In October 2011 the Company negotiated a line of credit from a bank. On August 1, 2013, the Company negotiated a new line of credit and term loan from the bank. The term for the line of credit is two years and expires on July 31, 2015. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 a month. At September 30, 2013, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth. As of September 30, 2013, the availability under this line was $750,000.

Term Loan
The Company borrowed $350,000 in July 2013 from a bank. The term of the loan is for two years and expires on July 31, 2015. Monthly payments are at $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  At September 30, 2013 the outstanding balance was $320,750.

NOTE 7 – INCOME TAXES

Significant components of the income tax provision (benefit) were as follows for the nine months ended September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Current tax provision
Federal	$-	$-
State	-	-
	-	-
Deferred tax provision (benefit):
Federal	$(44,000)	$67,000
State	(23,000)	12,000
	(67,000)	79,000
	(67,000)	79,000
Change in valuation allowance	67,000	(79,000)
Income tax provision (benefit)	$-	$-

A reconciliation of the statutory income tax rate to the effective rate is as follows for the nine months ended September 30, 2013 and 2012:

	September 30,	September 30,
	2013	2012
Federal income tax rate	34%	34%
State income tax, net of federal benefit	6%	6%
Permanent differences	8%	(121%)
Effective income tax rate	48%	(81%)
Effect on valuation allowance	(48%)	81%
Effective income tax rate	0.0%	0.0%

Tax Effect Related to Share-Based Compensation Expense
During the nine month period ended September 30, 2012, the Company recorded compensation expense attributable to incentive stock options (ISOs).  The Company does not recognize a tax benefit for compensation expense related to ISOs unless the underlying shares are disposed of in a disqualifying disposition.  Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,

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

Investing in the acquisition of other companies and proprietary business management solutions has been an important growth strategy for our Company, allowing us to rapidly offer new products and services, expand into new geographic markets and create new and exciting profit centers.  To date, we have completed a series of strategic ventures that have served to fundamentally strengthen our Company’s operating platform and materially expand our footprint to nearly every U.S. state.  More specifically, over the past seven years, we have outright acquired, acquired select assets of or entered into revenue sharing agreements in consideration of receiving the assignment of customers from SWK, Inc.; Business Tech Solutions Group, Inc.; Wolen Katz Associates; AMP-BEST Consulting, Inc.; IncorTech; Micro-Point, Inc.; HighTower, Inc.; Point Solutions, LLC; and SGEN, LLC.

In June 2013, we signed a Letter of Intent to acquire VICOR Business Services, Inc., a Bethesda, Maryland-based provider of financial and business management consulting services with specific expertise in compliance-oriented federal contracting with U.S. government agencies.  During the third quarter the Company determined that it was not in the best interest of the Company to move forward with this arrangement, and as such, terminated negotiations. The Company incurred costs of $5000 associated with this termination.

Additionally, it is our intention to continue to increase our business by seeking additional opportunities through potential acquisitions, revenue sharing arrangements, partnerships or investments. Such acquisitions, revenue sharing arrangements, partnerships or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

The first nine months of 2013 continued the growth trend for the Company which we believe will provide a basis for future growth. Some of the key highlights for the first nine months of 2013 are as follows:

1) Revenues increased 30% from the prior year.
2) Income from operations increased to $146,895 as compared to a loss of $886,160 in the prior year.
3) Net income increased to $95,496 as compared to a loss of $939,314 in the prior year.

4) For the quarter ended September 30, 2013, the Company recorded an operating loss of $62,034 as compared to an operating profit of $119,212 mostly as a result of an increase in sales and marketing expense as we continue to lay the foundation for continued growth.

5) Sales of the Company’s proprietary, cloud-based business management solutions created specifically for the U.S. craft brewery and distribution industry has continued to increase since its introduction to market in early 2012; and the number of new sales prospects continues to climb.

6) Continued to book major orders for Sage ERP X3.

Revenues

All revenues reported by the Company are derived from the sales and service of Sage Software, MAPADOC, the HighTower Solutions, and third-party software products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, along with consulting and customer support and network services provided by the Company.

Revenues for the three and nine months ended September 30, 2013 increased $906,597 (26.1%) and $2,841,450 (30.1%), to $4,374,951 and $12,290,088, respectively, as compared to $3,468,354 and $9,448,638, respectively, for the three and nine months ended September 30, 2012.  These revenues were all generated by the Company’s wholly-owned operating subsidiary, SWK Technologies.  The increase is in revenues from the existing business related to an increase in maintenance agreements and its software sales base as well additional sales generated from its recently acquired operation HighTower, Inc. (“HTI”) which generated $267,514 and $1,017,587 of revenues for the three and nine months ended September 30, 2013, respectively.   Consulting revenues have increased due to Sage X3 implementations. Maintenance revenues also continue to increase as software sales increase. The overall increases are primarily due to the continued marketing efforts and very competitive pricing, and the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments.

Gross Profit

Gross profit increased $244,369 (17.6%) and $1,005,495 (26.0%) for the three and nine months ended September 30, 2013 to $1,630,987 and $4,872,717, respectively, as compared to $1,386,618 and $3,867,222, respectively, for the three months and nine months ended September 30, 2012. The increase in gross profit for this period is attributed to the increase in revenues from existing business, including the revenues from HTI. For the three months ended September 30, 2013, the gross profit percentage was 37.3%, as compared to 40.0% for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the gross profit percentage was 39.6%, as compared to 40.9% for the nine months ended September 30, 2012. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.

Operating Expenses

Selling and marketing expenses increased $403,386 (77.1%) and $738,144 (45.9%) to $926,738 and $2,345,703, respectively, for the three and nine months ended September 30, 2013 as compared to $523,352 and $1,607,559 for the three and nine months September 30, 2012 due to increased personnel to and travel expenses as a result of the increase in sales activity to provide for future growth,   incremental expenses associated with HTI as well as expenses associated with attending a major trade show.

General and administrative expenses decreased $8,500 (1.3%) for the three months ended September 30, 2013 to $668,526 as compared to $677,026 for the same period in the prior year. General and administrative expenses increased $227,710 (12.0%) to $2,127,303 for the nine months ended September 30, 2013 as compared to $1,899,593 for the nine months ended September 30, 2012 primarily as a result of increases in payroll related expenses, rent, utilities, bank fees and office expenses.

On January 4, 2012 in accordance with options granted in January 2011, Mr. Meller sold portions of his Convertible Note payable to certain employees of SWK Technologies, Inc. in the amount of $13,235. On January 4, 2012, Mr. Meller converted $30,458 of the Convertible Note into 60,154,178 shares of Class A Common Stock, and those certain employees converted the $13,238 into 23,139,523 shares of Class A Common Stock. As a consequence the Company recognized an expense of $719,267 for the nine months ended September 30, 2012. Additionally, during the nine months ended September 30, 2012, the Company recognized $412,587 of share-based compensation as a result of the granting of stock options to most of its non-executive employees.

Other Income (Expense)

Total other expense was $20,135 for the three months ended September 30, 2013 as compared to $16,404 for the three months ended September 30, 2012.  The increase was due to slightly higher interest expense related to the new term loan. Total other expense decreased to$51,399 for the nine months ended September 30, 2013 as compared to $53,254 for the nine months ended September 30, 2012 due to lower amortization of debt discount.

Net Income (Loss)

As a result of the above, the Company recorded a net loss of $82,219 for the three months ended September 30, 2013, as compared to net income of $102,808 for the three months ended September 30, 2012.  The Company recorded net income of $95,496 for the nine months ended September 30, 2013, as compared to a net loss of $939,414 for the nine months ended September 30, 2012. This change is primarily attributed to the increase in revenues and lower share-based compensation.

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

In October 2011, the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000.  On August 1, 2013, the Company negotiated a new line of credit and term loan from the bank. The term of the line is for two years and expires on July 31, 2015. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At September 30, 2013, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth. As of September 30, 2013, the availability under this line was $750,000.

The Company borrowed $350,000 in July 2013 from a bank. The term of the loan is for two years and expires on July 31, 2015. Monthly payments are at $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  At September 30, 2013 the outstanding balance was $320,750.

During the nine months ended September 30, 2013, the Company had a net increase in cash of $933,525. The Company's principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities

The Company generated $862,003 in cash from operating activities for the nine months ended September 30, 2013, as compared to $153,463 of cash from operating activities for the nine months ended September 30, 2012. This increase in cash provided by operating activities is primarily attributed to a decrease in accounts receivable offset partially by a decrease in accounts payable and accrued expenses.

Cash used in investing activities

Investing activities for the nine months ended September 30, 2013 used cash of $31,375, as compared to using $655,299 of cash for the nine months ended September 30, 2012. This decrease in cash used is attributed to lower purchases of property and equipment and intangible assets, including the acquisition of selected assets of HighTower.

Cash (used in) provided by financing activities

Financing activities for the nine months ended September 30, 2013 provided cash of $102,897, as compared to providing $369,454 of cash for the nine months ended September 30, 2012. This decrease in cash provided from in financing activities is mostly attributed to the repayment of the bank line of credit in the amount of $178,633 during the nine months ended September 30, 2013.

The Company believes that as a result of the growth in business, recent acquisitions, and the availability of its credit line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2013.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2012.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2013, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: November 13, 2013	By:	/s/ Mark Meller
Mark Meller
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)