Form 10-K
period 2013-12-31
SilverSun Technologies, Inc.
filed 2014-03-31
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

(973) 396-1720
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on a closing price of $.20 on June 30, 2013 was approximately $6,898,216. As of March 20, 2014, the registrant had 117,704,334 shares of its common stock, par value $0.00001, outstanding.

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

PART I

Item 1. Business.

Background

SilverSun Technologies, Inc., a Delaware corporation  (the “Company” or  SilverSun”) is an information technology company, and a value added reseller and master developer for Sage Software’s Sage 100/500 and ERP X3 financial and accounting software as well as the publisher of its own proprietary Electronic Data Interchange (“EDI”) software, “MAPADOC”, and 20 other assorted software solutions.  The Company focuses on the business software and information technology consulting market for small and medium-sized businesses, and is looking for other opportunities to grow its business. The Company sells services and products to various end users, manufacturers, wholesalers and distributor industry clients located throughout the United States.

In June 2004, our wholly-owned subsidiary, SWK Technologies, Inc., a New Jersey-based information technology company, completed a merger with SWK, Inc., a value added reseller and master developer for Sage Software’s Sage 100/500 financial accounting software as well as the publisher of its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC.”  Until its acquisition of SWK, Inc. on June 2, 2004, the Company was engaged in the design, manufacture, and marketing of specialized telecommunication equipment. With the acquisition of SWK and as part of its plan to expand into new markets, the Company transformed into an information technology company, and a value added reseller and master developer for Sage Software’s Sage 100/500 and ERP X3 financial and accounting software as well as the publisher of its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC.” The Company focuses on the business software and technology consulting market.

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

During 2011, SWK Technologies, Inc. also acquired the Sage software customer accounts of IncorTech, a Southern California-based Sage business partner. This transaction increased the Company’s geographical influence.  The focus in Southern California is to sell and support our MAPADOC integrated EDI solution and to market Sage ERP X3 to both former IncorTech customers, where suitable, as well as new prospects. IncorTech has provided professional accounting, technology, and business consulting services to over 300 clients.

In June 2012, the Company completed the purchase of selected assets and obligations of HighTower, Inc., a leading Chicago-based reseller of Sage software applications and a publisher of proprietary business management enhancements. HighTower’s customers and business products and services have been integrated into the infrastructure of SWK Technologies, SilverSun’s principal operating subsidiary. In addition to the  strategic benefits that this acquisition affords the Company, it brings SilverSun and SWK additional annual revenues,  approximately 870 additional Sage ERP customers, a substantial suite of proprietary enhancement software solutions (with approximately 700 users) and affords the Company market penetration in the Midwest. Moreover, we hope to leverage Hightower’s established network of independent resellers to further expand distribution of SWK’s proprietary software solutions, and vice versa.

With acquisitions serving as a key driver of SilverSun’s national expansion strategy, the Company will continue to engage in qualifying and pursuing opportunities in order to continue its growth and add to shareholder value.

Our principal offices and facilities are located at 5 Regent Street, Suite 520, Livingston, NJ  07039 and our telephone number is (973) 396-1720. The Company is publicly traded and is currently traded on the OTCQB under the symbol “SSNT.”

General

We are business consultants for small and medium sized businesses and value-added resellers and developers of financial accounting software.  We also publish our own proprietary EDI software, as well as 20 other proprietary solutions utilized for warehousing, time and billing, and the like.  We consider ourselves a leader in marketing financial accounting solutions across a broad spectrum of industries focused on manufacturing and distribution. We specialize in software integration and deployment, programming, and training and technical support, aimed at improving the financial reporting and operational efficiencies of small and medium sized companies. The sale of our financial accounting and EDI software are sold to corporations nationwide.

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

Financial Accounting Software

The Company resells accounting software published by Sage Software, Inc. (“Sage”) and other providers for the financial accounting requirements of small and medium sized businesses focused on manufacturing and distribution, and the delivery of related services from the sales of these products, including installation, support and training. The programs perform and support a wide variety of functions related to accounting, including financial reporting, accounts payable and accounts receivable, and inventory management.

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

Craft Brewery Business Management Solutions

We provide a proprietary series of cloud-based business management solutions created specifically for the U.S. craft brewery and distribution industry. Currently, implementations of BeerRun, BrewPub, BrewX ERP (powered by Sage ERP X3) and the Distributor Relationship Management System – Software-as-a-Service (SaaS) solutions jointly developed SWK Technologies – have been sold to 87 craft breweries throughout the country and one internationally. These innovative solutions provide brew masters with a single, turnkey database batch/process solution capable of managing their manufacturing operations – from forecasting and planning to recipe management to inventory control and traceability, among other critical business functions, including automated TTB reporting.

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

For the years ended December 31, 2013 and 2012, purchases from one supplier were approximately 31% and 47%, respectively, of the Company’s total cost of revenue.   Generally, the Company does not rely on any one specific supplier for all of its purchases and maintains relationships with other suppliers that could replace its existing supplier should the need arose.

Customers

We market our products throughout North America.   For the years ended December 31, 2013 and 2012, our top ten customers accounted for 19% ($3,159,000) and 17% ($2,262,000), respectively, of our total revenues. Generally, we do not rely on any one specific customer for any significant portion of our revenue base. No single customer accounted for ten percent or more of our consolidated revenues base.

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

Employees

As of March 12, 2014, we had approximately 80 full time employees with 15 of our employees engaged in sales and marketing activities, 52 employees are engaged in service fulfillment, and 13 employees employed in administrative activities

Our future success depends in significant part upon the continued services of our key sales, technical, and senior management personnel and our ability to attract and retain highly qualified sales, technical, and managerial personnel. None of our employees are represented by collective bargaining agreement and we have never experienced a work stoppage.

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

As of December 31, 2013, Mark Meller, our President, beneficially owned approximately 76% of our outstanding shares of our Class A common stock.  Mr. Meller may be able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our Class A common stock.  In addition, Mr. Meller is in a position to impede transactions that may be desirable for other stockholders.  Mr. Meller’s majority ownership, for example, could make it more difficult for anyone to take control of us.

On September 23, 2011, SilverSun Technologies, Inc., entered into a Series B preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) with Mr.  Meller (the “Series B Holder”), pursuant to which the Series B Holder was issued one  authorized share of Series B Preferred Stock (“Series B”), par value $1.00 per share.  The Series B Holder was issued one share of Series B as partial consideration for personally guaranteeing repayment of the Notes.

The one (1) share of the Series B Preferred shall have voting rights equal to (x) the total issued and outstanding Common Stock and preferred stock eligible to vote at the time of the respective vote divided by (y) forty nine one-hundredths (0.49) minus (z) the total issued and outstanding Common Stock and preferred stock eligible to vote at the time of the respective vote.  For the avoidance of doubt, if the total issued and outstanding Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of the Series B Preferred Stock shall be equal to 5,204,082 (e.g. (5,000,000 / 0.49) – 5,000,000 = 5,204,082).  At December 31, 2013 voting rights of 122,480,118 shares are associated with Series B Preferred Stock andnd are included as part of the beneficial ownership calculation.

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

THE PRICE OF OUR STOCK MAY BE AFFECTED BY A LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

There has been a limited public market for our Class A common stock and there can be no assurance that an active trading market for our stock will continue. An absence of an active trading market could adversely affect our stockholders' ability to sell our Class A common stock in short time periods, or possibly at all.  Our Class A common stock has experienced significant price and volume fluctuations which could adversely affect the market price of our stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Class A common stock to fluctuate substantially.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

We do not own any real property for use in our operations or otherwise.  Our main offices are at 5 Regent Street, Livingston, NJ  07039 where we have 6,986 square feet of office space at a monthly rent of $7,400.  The lease expires December 31, 2016. The Company has a two-year lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,100.  The lease expires May 31, 2015.  The Company also leases 2,700 square feet of office space for sales and support in Skokie, IL with a monthly rent of $3,000. This lease expires April 30, 2018. The Company also leases 500 square feet for sales and support in Minneapolis, MN for $400 a month. This lease expires August 2014. We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose.  We also believe that our insurance coverage adequately covers our interest in our leased space.  We have a good relationship with our landlords and believe that these facilities will adequately serve our business purposes for the foreseeable future.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Our Class A common stock, $0.00001 par value, is quoted on the OTC Bulletin Board under the symbol “SSNT”.  The following table shows the high and low closing prices for the periods indicated.

Quarter ended	High	Low
December 31, 2013	$0.1400	$0.0600
September 30, 2013	$0.1700	$0.0700
June 30, 2013	$0.2300	$0.1100
March 31, 2013	$0.2000	$0.0500
December 31, 2012	$0.2050	$0.1000
September 30, 2012	$0.2498	$0.1300
June 30, 2012	$0.4000	$0.1100
March 31, 2012	$0.1800	$0.0106

(b) Holders of Common Equity.

As of March 14, 2014, there were approximately 717 holders of record of our common stock. This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

 (c) Dividend Information.

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business.

Sales of Unregistered Securities

In the year ending December 31, 2013, the Company issued the following securities pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

•	The Company issued 210,526 shares of common stock in a cashless exercise of warrants for 250,000 shares at an exercise price of $0.03 per share.

•	The Company issued 300,000 shares of common stock with a fair market value of $21,000 in exchange for services.

•	The Company issued 215,517 shares of common stock with a fair value of $25,000 for repayment of accrued liabilities in the amount of $25,000.

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

•	The Company converted 2 shares of Series A Convertible preferred stock for 2,385,650 shares of Common Stock.

•	The Company bought back their 20% interest in SWK Technologies, Inc. for 22,664,678 shares of Common Stock.

•	The Company issued 150,000 shares of common stock with a fair market value of $30,000 to Spencer Clark in exchange for services.

•	The Company issued 500,000 shares of common stock with a fair market value of $5,000 to Tri-Point in exchange for services

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

In addition, as of December 31, 2013, there were approximately 750,000 warrants to purchase 750,000 shares of Class A common stock outstanding with an average exercise price of $.1733.  During 2013, the Company issued 210,526 shares of common stock in a cashless exercise of warrants for 250,000 shares at an exercise price of $0.03 per share.

The following table sets forth information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

	All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders.	2,673,810	$0.16	1,555,690
Total	2,673,810	$0.16	1,555,690

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

Overview

SilverSun Technologies, Inc. is involved in the acquisition and build-out of technology and software companies engaged in providing transformational business management applications and professional consulting services to small and medium size companies, primarily in the manufacturing, distribution and service industries.  We are executing a business strategy centered on the design and development of our own proprietary business management solutions, which now includes our MAPADOC® Electronic Data Interchange (EDI) solution and 20  other proprietary solutions and enhancements; as well as on the acquisition of application resellers and software publishers of unique and proprietary solutions in the extensive and expanding, but highly fragmented, business solutions marketplace.

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

In addition, we have developed a proprietary series of cloud-based, SaaS business management solutions created specifically for the U.S. craft brewery and distribution industry.  Currently, implementations of our proprietary SaaS solutions, marketed and branded as BeerRun, BrewPub, Brew X ERP (powered by Sage ERP X3) and the Distributor Relationship Management System, have been sold to 87 craft breweries throughout the United Stated and one internationally.  These innovative solutions provide brew masters with a single, turnkey database batch/process solution capable of managing their manufacturing operations – from forecasting and planning to recipe management to inventory control and traceability, among other critical business functions, including TTB reporting.

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

Led by specialized project managers, we provide professional services ranging from software customization to data migration to small- and medium-size business consulting.

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

Investing in the acquisition of other companies and proprietary business management solutions has been an important growth strategy for our Company, allowing us to rapidly offer new products and services, expand into new geographic markets and create new and exciting profit centers.  To date, we have completed a series of strategic ventures that have served to fundamentally strengthen our Company’s operating platform and materially expand our footprint to nearly every U.S. state.  More specifically, over the past seven years, we have outright acquired, acquired select assets of or entered into revenue sharing agreements with Business Tech Solutions Group, Inc.; Wolen Katz Associates; AMP-BEST Consulting, Inc.; IncorTech; Micro-Point, Inc.; HighTower, Inc.; Point Solutions, LLC; and SGEN, LLC.

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

During 2013 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth. Some of the key highlights for 2013 are as follows:

1) Revenues increased 32% from the prior year.
2) Income from operations increased to $258,604 as compared to a loss of $1,176,432 in the prior year.
3) Net income increased to $322,548 as compared to a loss of $1,235,170 in the prior year.
4) As a result of an increase in sales and marketing expense, we continue to lay the foundation for continued growth.

5) Sales of the Company’s proprietary, cloud-based business management solutions created specifically for the U.S. craft brewery and distribution industry has continued to increase since its introduction to market in early 2012; and the number of new sales prospects continues to climb.

6) Continued to book major orders for Sage ERP X3.

Revenues

Revenues for the year ended December 31, 2013 increased $4,221,066 (32.0%) to $17,400,051 as compared to $13,178,985 for the year ended December 31, 2012.   The increase is in revenues from the existing business related to an increase in maintenance agreements and its software sales base.  Software and consulting revenues have increased primarily due to Sage X3 implementations. Maintenance revenues also continue to increase as software sales increase. The overall increases are primarily due to the continued marketing efforts and very competitive pricing, and the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments.

Gross Profit

Gross profit for the year ended December 31, 2013 increased $1,416,041 (26.5%) to $6,750,141 as compared to $5,334,100 for the year ended December 31, 2012. The increase in gross profit for this period is attributed to the increase in revenues from existing business, including the revenues from HTI.  For the year ended December 31, 2013, the gross profit percentage was 38.8% as compared to 40.5 % for the year ended December 31, 2012. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.  The change in sales mix for the year ended December 31, 2013 resulted in gross profit being slightly lower as a percent of sales as compared to the year ended December 31, 2012, primarily as a result of a higher software sales mix year over year, which sales have a lower gross profit. In addition, the Company will often enter into revenue sharing agreements entered into with other resellers. The Company currently has 12 revenue sharing arrangements, which often have the result of reducing the Company’s reported gross margins.

Operating Expenses

Selling and marketing expenses increased $942,079 (40.9%) to $3,244,337 for the year ended December 31, 2013 compared to $2,302,258 for the year ended December 31, 2012 due to increased sales personnel and travel expenses as a result of the increase in sales activity to provide for future growth,   incremental expenses associated with HTI as well as expenses associated with attending numerous trade shows.

General and administrative expenses increased $51,166 (1.8%) to $2,927,622 for the year ended December 31, 2013 as compared to $2,876,456 for the year ended December 31, 2012 primarily as a result of increases in payroll related expenses

On January 4, 2012, in accordance with options granted in January 2011, Mr. Meller sold portions of his Convertible Note payable to certain employees of SWK Technologies, Inc. in the amount of $13,235. On January 4, 2012, Mr. Meller also converted $30,458 of the Convertible Note into 60,154,178 shares of the Company’s Common Stock, and those certain employees converted their $13,235 into 23,139,523 shares of the Company’s Common Stock. As a consequence the Company recognized $719,267 of share-based compensation expense in 2012 related to these transactions. Additionally, during the year ended December 31, 2012, the Company recognized $416,991 of share-based compensation expense as a result of the granting of stock options to most of its non-executive employees as compared to $17,616 for 2013.

Depreciation and amortization expense increased $106,402 for the year ended December 31, 2013 to $301,962 as compared to $195,560 for the year ended December 31, 2012. This increase is primarily attributed to the increase in amortization associated with the intangible assets acquired in the HTI acquisition in 2012.

Income (Loss) from Operations

For the year ended December 31, 2013, the Company had income from operations of $258,604 as compared to a net loss from operations for $1,176,432 for the year ended December 31, 2012, primarily attributed to non-cash share-based compensation of $1,136,258 in 2012, and other year over year changes discussed above.

Other Income (Expense)

For the year ended December 31, 2013, the Company had other expense of $56,056 as compared to $58,738 for the year ended December 31, 2012.  This change is primarily attributed lower interest expense offset by the bargain purchase gain associated with the HTI acquisition in 2012.

Income Taxes

For the year ended December 31, 2013, the Company’s Federal and State provision requirements were offset by the reversal of  a portion of the valuation allowance no longer deemed necessary, and  recorded a net tax benefit of $120,000, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of historical and projected income.

Net Income (Loss)

For year ended December 31, 2013, the Company had net income of $322,548 as compared to a net loss of $1,235,170 for the year ended December 31, 2012 for the reasons mentioned above.

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

In October 2011, the Company obtained a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000.  On August 1, 2013, the Company negotiated a new line of credit and term loan from the bank. The term of the line is for two years and expires on July 31, 2015. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At December 31, 2013, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth. As of December 31, 2013, the availability under this line was $750,000.

Under the term loan, the Company borrowed $350,000 in July 2013 from a bank. The term of the loan is for two years and expires on July 31, 2015. Monthly payments are at $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  At December 31, 2013 the outstanding balance was $279,517.

During the year ended December 31, 2013, the Company had a net increase in cash of $758,409.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company provided $740,996 in cash from operating activities for the year ended December 31, 2013 as compared to providing $392,803 of cash for operating activities for the year ended December 31, 2012. This increase in cash provided by operating activities is primarily attributed to an increase in deferred revenues and a decrease in accounts receivable offset partially by a decrease in accounts payable and accrued expenses.

Cash used in investing activities

Investing activities for the year ended December 31, 2013 used cash of $30,364 as compared to using $744,374 of cash for the year ended December 31, 2012. This decrease in cash used is attributed to lower purchases of property and equipment, lower software development costs and intangible assets, including the acquisition of selected assets of HTI in 2012.

Cash provided by financing activities

Financing activities for the year ended December 31, 2013 provided cash of $47,777 as compared to $122,332 of cash for the year ended December 31, 2012. This decrease in cash provided from financing activities is mostly attributed to the repayments of the bank line of credit and the term loan offset partially by the proceeds from the term loan.

The Company believes that as a result of the growth in business, and the availability of its credit line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2013.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory obsolescence, intangible assets, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Service Revenue

Service revenue is comprised of primarily professional service consulting revenue, maintenance revenue and other ancillary services provided as described below. Professional service revenue is recognized as service is incurred.

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

Intangible Assets

The values assigned to intangible assets were based on an independent valuation. Purchased intangible assets are amortized over the useful lives based on the estimate of the use of economic benefit of the asset using the straight-line amortization method.

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

Income taxes

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss  carryforwards. Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

Off Balance Sheet Arrangements

During fiscal 2013, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our financial statements are contained in pages F-1 through F-20 which appear at the end of this Annual Report.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, and concluded that the disclosure controls and procedures were effective as a whole.

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

Management has conducted, with the participation of our Chief Executive Officer and our Principal Accounting Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012.  Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the 1992 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2013, based on these criteria.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 14, 2014:

Name	Age	Position	Officer and/or Director Since

Mark Meller	54	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director	2003

Stanley Wunderlich	63	Director	2011

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

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officers are not acting on behalf of nor will act at the direction of any other person. As of the fiscal year ended December 31, 2013, the Company’s Audit Committee has two members, one of which is independent.

For the year ended December 31, 2013, the Board held no meetings but acted by Unanimous Written Consent.

Audit Committee

During 2013, the Audit Committee consisted of Mr. Mark Meller, the Company’s Chief Executive Officer and President and Mr. Stanley Wunderlich. The Audit Committee has one independent member and no member that may deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended. Due to the Company's limited resources, it cannot attract a financial expert to sit on its Board of Directors. Management is responsible for the Company's internal controls and the financial reporting process.  The Audit Committee's responsibility is to monitor corporate financial reporting and external audits, although the member of the Audit Committee is not engaged in the practice of auditing or accounting. The Audit committee did not meet in 2013. The Board of Directors approved an Audit Committee Charter. As of this date, the Audit Committee operates pursuant to this Audit Committee Charter.

AUDIT COMMITTEE REPORT

The following is the Audit Committee’s report submitted to the Board of Directors for the fiscal year ended December 31, 2013.  The Audit Committee has:

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

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, for filing with the Securities and Exchange Commission.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2013, were timely.

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

Summary Compensation Table

Name and Position(s)	Year	Salary($)	Bonus	Stock Awards	All Other Compensation	Total Compensation

Mark Meller	2013	$426,506	$0	$0	$0	$426,506
President, Chief Executive Officer, Chief Financial Officer and Director	2012	$370,489	$0	$0	$0	$370,489

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company had no outstanding equity awards at the end of the most recent completed fiscal year.

Compensation of Directors

Pursuant to the Agreement with Mr. Wunderlich, Director, he is to be paid a stipend of one thousand dollars ($1,000) per month, payable at the end of each fiscal quarter.

Employment Contracts

The Company has an Employment Agreement with Mark Meller, President and Chief Executive Officer of the Company, which began on September 15, 2003 and expires on September 15, 2017. As consideration, the Company agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter, as well as a monthly travel expense allowance of $600 and an auto allowance of $800. Based on this agreement Mr. Meller’s salary is $466,874. As of December 31, 2013, Mr. Meller agreed to accept a salary of $426,500 for 2013. The employment agreement with Mr. Meller also provides for a severance payment to him of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control, as defined in the employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following tables set forth certain information regarding the beneficial ownership of our voting securities as of March 14, 2014 of (i) each person known to us to beneficially own more than 5% of the applicable class of voting securities, (ii) our directors, (iii) and each named executive officer and (iv) all directors and executive officers as a group.  As of March 14, 2014 there were a total of 117,704,334 shares of Class A common stock outstanding. Each share of Class A common stock is entitled to one vote on matters on which holders of common stock are eligible to vote.  The column entitled “Percentage of Total Voting Stock” shows the percentage of total voting stock beneficially owned by each listed party.

The number of shares beneficially owned is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 14, 2014, through the exercise or conversion of any stock option, convertible security, warrant or other right.  Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address (1)	Beneficial Relationship to Company	Outstanding Class A Common Stock		Percentage of Ownership of Common Stock (3)

Mark Meller	Chief Executive Officer, Chief Financial Officer, President and Chairman	182,676,115	(2)	76.06%

Stanley Wunderlich	Director	500,000		-%

Officers and Directors (2)persons)	-	183,676,115		76.06%

Jeffrey Roth (1)		32,015,429		27.2%

(1) Mr. Roth is Chief Executive Officer of SWK, Technologies, Inc., a wholly-owned subsidiary of SilverSun Technologies, Inc.

(2) Includes voting rights of 122,480,118 shares associated with Series B Preferred Stock.

Description of Securities

On May 17, 2011, the Board of Directors (the “Board”) of  the Company and the stockholders holding in the aggregate a majority of the outstanding capital stock of the Company entitled to vote (the “Majority”), approved by written consent: (i) the decrease in the number of authorized shares of Class A common stock, par value $.0001 per share (the Class A Common Stock”), of the Company from ten billion (10,000,000,000) shares of Class A Common Stock to seven hundred and fifty million (750,000,000) shares of Class A Common Stock (the “Authorized Class A Share Decrease”); (ii) the change in the conversion ratio at which the Class B common stock, par value $.0001 per share (the “Class B Common Stock”), of the Company converts into Class A Common Stock from (A) fifty percent (50%) of the lowest price ever paid for the issuance of Class A Common Stock for each one share of Class B Common Stock being converted to (B) one thousand nine hundred seventy five (1,975) shares of Class A Common Stock for each one (1) share of Class B Common Stock (the “Ratio Change”); (iii) the cancellation (the “Cancellation”) of the entire class of Class C Common Stock, par value $.00001 per share (the “Class C Common Stock”); and (iv) the change in the name of the Company from “Trey Resources, Inc.” to “SilverSun Technologies, Inc.” (the “Name Change”).

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

Pursuant to our certificate of incorporation, as amended, we are authorized to issue up to: 750,000,000 shares of Class A common stock, par value $0.0001 per share; 50,000,000 shares of Class B common stock, par value $.0001 per share and 1,000,000 shares of preferred stock, par value of $1.00 per share.  Below is a description of SilverSun Technologies’ outstanding securities, including Class A common stock, Class B common stock, options, warrants and debt.

Class A Common Stock

Each holder of our Class A Common Stock is entitled to one vote for each share held of record. Holders of our Class A Common Stock have no preemptive, subscription, conversion, or redemption rights. There are 750,000,000 shares authorized and 117,704,334 issued and outstanding at March 14, 2014.  Upon liquidation, dissolution or winding-up, the holders of Class A Common Stock are entitled to receive our net assets pro rata. Each holder of Class A Common Stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our Common Stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

Class B Common Stock

Each share of Class B Common Stock has voting rights equal to 100 shares of Class A Common Stock. Holders of Class B Common Stock are entitled to receive dividends in the same proportion as the Class B Common Stock conversion and voting rights have to Class A Common Stock. There are 50,000,000 shares authorized and there were no shares issued and outstanding as of March 14, 2014, nor does the Company have any plans to issue Class B Common Stock in the immediate future. Upon our liquidation, dissolution, or winding-up, holders of Class B Common Stock will be entitled to receive distributions. The Class B common stock, par value $.0001 per converts to one thousand nine hundred seventy five (1,975) shares of Class A Common Stock for each one (1) share of Class B Common Stock.

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

Series A Preferred Stock

As of December 31, 2013, the Company has issued the following shares of Preferred Stock:

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

On January 12, 2012, the Series A Convertible Preferred Stock was converted into 2,385,650 shares of Common Stock. As of December 31, 2013, no shares of Series A Convertible Preferred Stock were outstanding.

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

2007 Consultant Stock Incentive Plan

The Company adopted the 2007 Consultant Stock Incentive Plan (the “2007 Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents ("Eligible Participants") of the Company; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company's stockholders.  The Company has reserved 581,800 shares for issuance under this plan. Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the Plan. The price shall be equal to or greater than 50% of the fair market value of such shares on the date of grant of such award. The Board shall determine the extent to which awards shall be payable in cash, shares of the Company common stock or any combination thereof.  The Board may determine that all or a portion of a payment to a participant under the Plan, whether it is to be made in cash, shares of the Company common stock or a combination thereof shall be deferred.  Deferrals shall be for such periods and upon such terms as the Board may determine in its sole discretion. The Plan (but not the awards theretofore granted under the Plan) shall terminate on and no awards shall be granted after January 22, 2017. No securities were issued pursuant to this Plan for the year ended December 31, 2013.

2004 Directors’ and Officers’ Stock Incentive Plan

The Company adopted the 2004 Directors’ and Officers’ Stock Incentive Plan (the “2004 D&O Plan”) which reserves for issuance up to 165,600 shares of the Company’s Common Stock in order to provide long-term incentive and rewards to officers and directors of the Company and subsidiaries and to attract and retain qualified employees, directors, independent contractors or agents of the Company.  Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the Plan. The price shall be equal to or greater than 50% of the fair market value of such shares on the date of grant of such award. The Board shall determine the extent to which awards shall be payable in cash, shares of the Company common stock or any combination thereof.  The Board may determine that all or a portion of a payment to a participant under the Plan, whether it is to be made in cash, shares of the Company common stock or a combination thereof shall be deferred.  Deferrals shall be for such periods and upon such terms as the Board may determine in its sole discretion. The Plan (but not the awards theretofore granted under the Plan) shall terminate on and no awards shall be granted after September 29, 2014. No securities were issued pursuant to this Plan for the year ended December 31, 2013.

Item 13. Certain Relationships and Related Transactions.

Related Party Notes and Accounts Due

The Company has an Employment Agreement with Mark Meller, President and Chief Executive Officer of the Company, which began on September 15, 2003, which was extended  on September 1, 2010 and expires on September 15, 2017. As consideration, the Company agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter, as well as a monthly travel expense allowance of $600 and an auto allowance of $800. Based on this agreement Mr. Meller’s salary is $466,874. As of December 31, 2013, Mr. Meller agreed to accept a salary of $426,500 for 2013. The employment agreement with Mr. Meller also provides for a severance payment to him of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control, as defined in the employment agreement

Total amounts owed to Mr. Meller as of December 31, 2013 and December 31, 2012, representing accrued interest totaled $2,672 and $5,942, respectively.

On October 19, 2010, the Company borrowed $45,000 in exchange for issuing a Note payable to Mr. Meller. The Note Payable is not collateralized, and carries an interest rate of 3% per annum on the unpaid balance. In January 2013, Mr. Meller extended the due date of the Note Payable to January 2014. The outstanding balance at December 31, 2013 and 2012 was $20,000.

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

As of December 31, 2013, the Board determined that Mr. Wunderlich is independent.

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

Services	2013	2012
Audit Fees	$52,500	$51,000

Audit - Related Fees	16,500	31,000

Tax fees	$18,000	$16,500

All Other Fees	-	-

Total	$87,000	$98,500

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

14.1	Code of Ethics incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003.
31.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSUN TECHNOLOGIES, INC.

Dated: March 31, 2014	By:	/s/ Mark Meller
Chief Executive Officer
(Principal Executive Officer) Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark Meller	Chief Executive Officer, Chief Financial Officer, President, and Chairman	March 31, 2014
Mark Meller

/s/ Stanley Wunderlich	Director	March 31, 2014
Stanley Wunderlich

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SilverSun Technologies, Inc.

We have audited the accompanying consolidated balance sheets of SilverSun Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2013.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP
East Hanover, NJ
March 31, 2014

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$762,892	$4,483
Accounts receivable, net of allowance for bad debts of $80,000 and $80,000	1,574,996	1,509,532
Deferred tax asset – current	40,000	-
Prepaid expenses and other current assets	159,276	131,520

Total current assets	2,537,164	1,645,535

Property, plant and equipment, net	241,895	250,233
Intangible assets, net	687,880	884,513
Deferred tax asset	80,000	-
Deposits and other assets	22,836	21,996

Total assets	$3,569,775	$2,802,277

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank line of credit	$-	$178,633
Note payable to related party	20,000	20,000
Current portion of long-term debt	175,000	-
Accounts payable and accrued expenses	1,836,229	1,953,182
Accrued interest	13,291	12,422
Due to related party	2,672	5,942
Capital lease obligations – current portion	53,726	88,829
Deferred revenue	1,715,555	1,357,800

Total current liabilities	3,816,473	3,616,808

Capital lease obligations – long-term	48,624	-
Long-term debt	104,517	-

Total liabilities	3,969,614	3,616,808

Commitments and Contingencies

Stockholders' deficit:
Preferred Stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Series A Preferred Stock, $1.00 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $1.00 par value; authorized 1 share 1 share issued and outstanding	1	1
Common stock:
Class A – par value $.00001, authorized 750,000,000 shares; 117,676,976 and 116,950,933 shares issued and outstanding	1,177	1,170
Class B – par value $.00001, authorized 50,000,000 shares; -0- issued and outstanding	-	-
Additional paid-in capital	10,808,361	10,716,224
Accumulated deficit	(11,209,378)	(11,531,926)

Total stockholders' deficit	(399,839)	(814,531)

Total liabilities and stockholders' deficit	$3,569,775	$2,802,277

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2013	December 31, 2012

Revenues:
Software product, net	$3,419,154	$2,432,187
Service, net	13,980,897	10,746,798
Total revenues, net	17,400,051	13,178,985

Cost of revenues:
Product	1,707,142	1,173,510
Service	8,942,768	6,671,375
Total cost of revenues	10,649,910	7,844,885

Gross profit	6,750,141	5,334,100

Operating expenses:
Selling and marketing expenses	3,244,337	2,302,258
General and administrative expenses	2,927,622	2,876,456
Share-based compensation	17,616	1,136,258
Depreciation and amortization	301,962	195,560
Total operating expenses	6,491,537	6,510,532

Income (loss) from operations	258,604	(1,176,432)

Other income (expense):
Gain from bargain purchase	-	17,932
Interest expense, net	(56,056)	(76,670)
Total other income (expense)	(56,056)	(58,738)

Income (loss) from operations before income taxes	202,548	(1,235,170)

Income tax benefit	(120,000)	-

Net income (loss)	$322,548	$(1,235,170)

Basic and diluted net income (loss) per share attributable to SilverSun Technologies, Inc. shareholders:
Basic income (loss) per common share	$0.00	$(0.01)
Diluted income (loss) per common share	$0.00	$(0.01)

Weighted average shares outstanding:
Basic	117,060,232	115,395,550
Diluted	117,060,232	115,395,550

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Noncontrolling Interest in SWK Technologies,	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Deficit
Balance at January 1, 2012	2	$22,886	1	$1	4,456,912	$45	$9,326,973	$(10,296,756)	$47,206	$(899,645)

Exchange of shares of SWK for shares of SilverSun Technologies, Inc	-	-	-	-	22,664,678	227	46,979	-	(47,206)	-
Conversion of Series A Preferred Stock to common stock	(2)	(22,886)	-	-	2,385,650	24	22,862	-	-	-
Conversion of convertible promissory note to common stock	-	-	-	-	86,793,693	868	43,708	-	-	43,946
Share-Based Compensation	-	-	-	-	-	-	1,136,258	-	-	1,136,258
Issuance of warrant for services	-	-	-	-	-	-	105,080	-	-	105,080
Issuance of common stock for services	-	-	-	-	650,000	6	34,994	-	-	35,000
Net loss	-	-	-	-	-	-	--	(1,235,170)	-	(1,235,170)
Balance at December 31, 2012	-	$-	1	$1	116,950,933	$1,170	$10,716,224	$(11,531,926)	$-	$(814,531)

Issuance of warrant for services	-	-	-	-	-	-	28,528	-	-	28,528
Common stock issued in a cashless exercise of warrants	-	-	-	-	210,526	2	(2)	-	-	-
Issuance of common stock for repayment of accrued liabilities	-	-	-	-	215,517	2	24,998	-	-	25,000
Share-Based Compensation	-	-	-	-	-	-	17,616	-	-	17,616
Issuance of common stock for services	-	-	-	-	300,000	3	20,997	-	-	21,000
Net income	-	-	-	-	-	-	--	322,548	-	322,548

Balance at December 31, 2013	-	$-	1	$1	117,676,976	$1,177	$10,808,361	$(11,209,378)	$-	$(399,839)

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
Cash flows from operating activities:
Net income (loss)	$322,548	$(1,235,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(120,000)	-
Depreciation and amortization	105,330	92,037
Amortization of intangibles	196,633	103,523
Amortization of debt discount	-	4,250
Provision for bad debts	-	39,000
Share-based compensation	17,616	1,136,258
Gain from bargain purchase	-	(17,932)
Common stock issued for services	21,000	35,000
Warrant issued in exchange for services	28,528	105,080

Changes in certain assets and liabilities:
Accounts receivable	(65,464)	(667,315)
Prepaid expenses and other assets	(27,756)	22,240
Deposits and other assets	(840)	35,925
Accounts payable and accrued liabilities	(91,953)	693,137
Accrued interest	869	4,747
Due to related parties	(3,270)	(393)
Deferred revenues	357,755	42,416
Net cash provided by operating activities	740,996	392,803

Cash flows from investing activities:
Acquisition of new business	-	(441,964)
Software development costs	-	(198,591)
Purchases of equipment	(30,364)	(103,819)
Net cash used in investing activities	(30,364)	(744,374)

Cash flows from financing activities:
Repayment of notes payable to related parties	-	(7,054)
Proceeds from (repayment of) line of credit, net	(178,633)	178,633
Proceed from term loan	350,000	-
Repayment of term loan	(70,483)	-
Principal payment under capital lease obligations	(53,107)	(49,247)
Net cash provided by financing activities	47,777	122,332

Net increase (decrease) in cash and cash equivalents	758,409	(229,239)
Cash and cash equivalents, beginning of year	4,483	233,722

Cash and cash equivalents, end of year	$762,892	$4,483

Supplemental Schedule of Cash Flow Information::
During the year, cash was paid for the following:
Income taxes	$-	$-
Interest	$69,134	$66,776

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS  (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended December 31, 2013:

a)          The Company incurred approximately $66,628 in capital lease obligations.

b)          The Company issued 210,526 shares of common stock in a cashless exercise of warrants for 250,000 shares at an exercise price of $0.03 per share.

c)          The Company issued 215,517 shares of common stock with a fair value of $25,000 for repayment of accrued liabilities in the amount of $25,000.

d)          The Company issued 300,000 shares of common stock with a fair value of $21,000 in exchange for services.

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
DECEMBER 31, 2013 AND 2012

NOTE 1 - DESCRIPTION OF BUSINESS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of SilverSun Technologies, Inc. (the “Company”) and its wholly-owned subsidiary, SWK Technologies, Inc. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant inter-company transactions and accounts have been eliminated in consolidation.

Noncontrolling interest had represented third party ownership in the net assets of our consolidated subsidiaries. For financial reporting purposes, the assets and liabilities of our majority owned subsidiaries are consolidated with those of our own, with any third party investor’s interest shown as noncontrolling interest.

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
5.                 Valuation of deferred tax assets and liabilities

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue is recognized when products are shipped, or services are rendered, evidence of a contract exists, the price is fixed or reasonably determinable, and collectability is reasonably assured.

Product Revenue
Software product revenue is recognized when the product is shipped to the customer. The Company treats the software component and the professional services consulting component as two separate arrangements that represent separate units of accounting. The arrangement consideration is allocated to each unit of accounting based upon that unit’s proportion of the fair value.  In a situation where both components are present, software sales revenue is recognized when collectability is reasonably assured and the product is delivered and has stand-alone value based upon vendor specific objective evidence (see below for recognition of professional service revenue).

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

Concentration of Credit Risk

For the years ended December 31, 2013 and 2012, our top ten customers accounted for 19% ($3,159,000) and 17% ($2,262,000), respectively, of our total revenues. The Company does not rely on any one specific customer for any significant portion of our revenue base.

For the years ended December 31 2013 and 2012, purchases from one supplier were approximately 31% and 47% of cost of revenues, respectively.

For the years ended December 31, 2013 and 2012, one supplier represented approximately 52% and 43% of total accounts payable, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of December 31, 2013 the Company believes it has no significant risk related to its concentration of accounts receivable.

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

The Company maintains an allowance for bad debt estimated by considering a number of factors, including the length of time the amounts are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations and the condition of the general economy and the industry as a whole.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Deferred Income Taxes

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss carryforwards. Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

The Company has federal net operating loss (“NOL”) carryforwards which are subject to limitations under Section 382 of the Internal Revenue Code.

Income Tax Uncertainties

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by applicable accounting principles. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions, based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company recognizes interest and penalties as incurred in finance income (expense), net in the Consolidated Statements of Operations.

There were no liabilities for uncertain tax positions at December 31, 2013 and 2012.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

See also Notes 4, 5 and 13.

Definite Lived Intangible Assets

The values assigned to purchased intangible assets were based on an independent valuation. Purchased intangible assets are amortized over the useful lives of the asset using the straight-line amortization method.

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

Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of such assets  is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were identified or recorded in the years ended December 31, 2013 and 2012.

Stock-Based Compensation

Compensation expense related to share-based transactions, including employee stock options, is measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, the Company recognizes expense over the requisite service period on a straight-line basis (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per Share

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and warrants to the extent they are dilutive. Diluted loss per share does not include common stock equivalents, stock options and warrants, as these shares would have an anti-dilutive effect as their exercise prices were above the market price of the Company’s common stock at December 31, 2013

The computation of EPS is approximately as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$322,548	$(1,235,170)
Weighted-average common shares outstanding	117,060,232	115,395,550
Basic net income (loss) per share attributable to common stockholders	$0.00	$(0.01)
Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$322,548	$(1,235,170)
Weighted-average common shares outstanding	117,060,232	115,395,550
Incremental shares attributable to warrants and convertible promissory note	-	-
Total adjusted weighted-average shares	117,060,232	115,395,550
Diluted net income (loss) per share attributable to common stockholders	$0.00	$(0.01)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	2013	2012
Stock options	2,673,476	2,874,710
Warrants	750,000	750,000

Total potential dilutive securities not included in loss per share	3,423,476	3,624,710

Recent Accounting Pronouncements

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2013	December 31, 2012
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	1,001,920	904,928
	1,032,477	935,485
Less: Accumulated depreciation	(790,582)	(685,252)

Property and equipment, net	$241,895	$250,233

Depreciation and amortization expense related to these assets for the years ended December 31, 2013 and 2012 was $105,330 and $92,037.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Pro - Forma (unaudited)
Year Ended December 31, 2012
Total revenue, net	$13,773,967
Cost of revenues	8,039,161
Operating expenses	7,008,124
Other expense (income)	56,635
Income (loss) before taxes	(1,235,170)
Net income (loss)	$(1,329,9538)
Basic income (loss) per common share	$(0.01)
Diluted income (loss) per common share	$(0.01)

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
DECEMBER 31, 2013 AND 2012

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of intellectual property and customer lists acquired and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	December 31, 2013	December 31, 2012	Estimated Useful Lives
Proprietary developed software	$294,036	$294,036	5
Intellectual property, customer list, and acquired contracts	694,000	694,000	5

Total intangible assets	$988,036	$988,036
Less: accumulated amortization	300,156	103,523
	$687,880	$884,513

Amortization expense related to the above intangible assets was $196,633 and $103,523, respectively, the tears ended December 31, 2013 and 2012.

The Company expects amortization expense to be the following:

Amortization

2014	$197,607
2015	197,607
2016	197,607
2017	95,059

Total	$687,880

NOTE 6 – LINE OF CREDIT AND TERM LOAN

In October 2011, the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000.  On August 1, 2013, the Company negotiated a new line of credit and term loan from the bank. The term of the line is for two years and expires on July 31, 2015. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At December 31, 2013, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth. As of December 31, 2013, the availability under this line was $750,000.

Under the term loan, the Company borrowed $350,000 in July 2013 from a bank. The term of the loan is for two years and expires on July 31, 2015. Monthly payments are at $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  At December 31, 2013 the outstanding balance was $279,517.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 7 - INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$2,928,000	$2,920,000
Long lived assets	270,000	326,000
Share based payments	71,000	75,000
Other	35,000	32,000
Deferred tax asset	3,304,000	3,353,000

Deferred tax liabilities:
Long lived assets	(44,000)	(73,000)
Deferred tax liabilities	(44,000)	(73,000)
Net deferred tax asset	3,260,000	3,280,000
Less: Valuation allowance	(3,140,000)	(3,280,000)
Net deferred tax asset	$120,000	$-0-

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $7,552,000 as of December 31, 2013, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2025 to 2030. A valuation allowance has been recorded, for those deferred tax assets that  management does not believe that the realization is more likely than not.

The foregoing amounts are management’s estimates and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable sales agreements and modifying products.  The inability to obtain new profitable contracts could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets.

A reconciliation of the statutory income tax rate to the effective rate is as follows for the period December 31, 2013 and 2012:

	December 31,	December 31,
	2013	2012
Federal income tax rate	34%	34%
State income tax, net of federal benefit	6%	6%
Permanent differences	6%	40%
Prior year adjustments	(35%)	-%
Effective income tax rate	11%	80%
Effect on valuation allowance	(70%)	(80%)
Effective income tax rate	(59.0%)	0.0%

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 7 - INCOME TAXES (continued)

Income tax (benefit) provision:

	Year Ended
	December 31,	December 31,
	2013	2012
Current:
Federal	$-	$-
State and local	-	-

Total current tax provision	-	-

Deferred:
Federal	-	-
State and local	-	-
Release of valuation allowance	(120,000)	-

Total deferred tax (benefit) provision	(120,000)	-

Total (benefit) provision	$(120,000)	-

NOTE 8 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and shown in equipment, furniture and leasehold improvements in the accompanying balance sheets.  The related obligations are also recorded in the accompanying balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 8.5% to 11.0%.

At December 31, 2013, future payments under capital leases are as follows over each of the next five fiscal years:

2014	$62,499
2015	39,741
2016	12,457
2017	-
2018	-
Total minimum lease payments	114,697
Less amounts representing interest	(12,347)
Present value of net minimum lease payments	102,350
Less current portion	(53,726)
Long-term capital lease obligation	$48,624

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 9 – DUE TO RELATED PARTY

Amounts owed to Mr. Meller as of December 31, 2013 and December 31, 2012, representing accrued interest totaled $2,672 and $5,942, respectively.

NOTE 10 – NOTES PAYABLE TO RELATED PARTY

On October 19, 2010, the Company borrowed $45,000 in exchange for issuing a Note payable to Mr. Meller. The Note Payable is not collateralized, and carries an interest rate of 3% per annum on the unpaid balance. In January 2013, Mr. Meller extended the due date of the Note Payable to January 2014. The outstanding balance at December 31, 2013 and 2012 was $20,000.

NOTE 11 – CONVERTIBLE PROMISSORY NOTE – RELATED PARTY

On January 28, 2011, the Company issued a 7% $51,000 convertible promissory note to Mr. Meller (“Convertible Note”). The note is not collateralized. On January 4, 2012 the holder of the Convertible Note, Mr. Meller, converted $30,458 into 60,154,178 shares of Common Stock.  In addition, the holder had sold $13,488 of the Convertible Note to certain employees of the Company for cash in January 2012, in accordance with options which were granted to such employees in January 2011, which were immediately converted into 26,639,515 shares of Common Stock. The additional fair value of the shares issued to the employees upon conversion was recorded as share-based compensation of $719,000 which was recorded as a charge in the consolidated statement of operations. In December 2012, the remaining balance of the note was repaid to Mr. Meller in the amount of $7,054.

The outstanding balances at December 31, 2013 and 2012 were $-0. The accrued interest was paid in full in March 2013.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Our main offices are at 5 Regent Street, Livingston, NJ  07039 where we have 6,986 square feet of office space at a monthly rent of $7,400.  The lease expires December 31, 2016. The Company has a two-year lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,100.  The lease expires May 31, 2015.  The Company also leases 2,700 square feet of office space for sales and support in Skokie, IL with a monthly rent of $3,000. This lease expires April 30, 2018. The Company also leases 500 square feet for sales and support in Minneapolis, MN for $400 a month. This lease expires August 2014. We use our facilities to house our corporate headquarters and operations and believe our facilities are suitable for such purpose Total rent expense under these operating leases for the year ended December 31, 2013 and 2012 was $153,000 and $130,000, respectively.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2013.

2014	$141,000
2015	129,000
2016	121,000
2017	36,000
2018	36,000

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 12 - COMMITMENTS AND CONTINGENCIES (continued)

Employment agreements

The Company has an Employment Agreement with Mark Meller, President and Chief Executive Officer of the Company, which began on September 15, 2003, which was extended on September 1, 2010, and expires on September 15, 2017. As consideration, the Company agreed to pay Mr. Meller the sum of $180,000 the first year with a 10% increase every year thereafter, as well as a monthly travel expense allowance of $600 and an auto allowance of $800. Based on this agreement Mr. Meller’s salary is $466,874. As of December 31, 2013, Mr. Meller agreed to accept a salary of $426,500 for 2013. The employment agreement with Mr. Meller also provides for a severance payment to him of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control, as defined in the employment agreement.

NOTE 13 – STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock

The Company issued 2 shares of Series A Convertible Preferred Stock (“Series A”), having the rights, preferences, privileges, powers and restrictions set forth in the Certificate of Designation filed with the Secretary of State of Delaware. The Company has the right to convert, at its sole option, each share of Series A into Class A Common Stock equal to 1% of the outstanding shares of Class A Common Stock at the time of conversion. Each one share of Series A shall entitle the Series A Holder to voting rights equal to 2,666,667 votes of Class A Common Stock. On January 12, 2012, the Series A Convertible Preferred Stock was converted into 2,385,650 shares of Common Stock. As of December 31, 2013 and 2012, no shares of Series A Convertible Preferred Stock were outstanding.

Series B Preferred Stock

The Series B Preferred Stock, par value $1.00 per share, has the rights, privileges, preferences and restrictions set for in the Certificate of Designation (the “Certificate of Designation”) filed by the Corporation with the Secretary of State of the State of Delaware (“Delaware Secretary of State”) on September 23, 2011.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 13 – STOCKHOLDERS’ EQUITY (continued)

Common Stock

The Company is authorized to issue 750,000,000 shares of common stock, par value $.00001 per share. At December 31, 2013 and December 31, 2012, there were 117,676,976 and 116,950,933 common shares issued and outstanding, respectively.

NOTE 14 - STOCK OPTIONS AND WARRANTS

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 14 - STOCK OPTIONS AND WARRANTS (continued)

In May 2012, the Company issued approximately 2,875,000 common stock options from the 2004 Stock Incentive Plan with a weighted average exercise price of $0.16 and an expected life of 5 years.  Approximately, 2,257,000 of the common stock options vest immediately. The remaining 618,000 options shall vest 50% at grant date with the balance vested ratably over a three-year period.

The Company estimated the value of the options at approximately $460,000 using the Black Scholes option-pricing model.  Compensation cost is recognized on a straight-line basis over the vesting period and, as such, the Company recorded compensation expense of approximately $17,616 and $416,991 for the years ended December 31, 2013 and 2012, respectively.

The weighted average inputs into the Black Scholes were as follows:

1.             Expected dividend yield of 0.0%,
2.             Risk-free interest rate of 0.86%
3.             Expected Volatility at 298%
4.             Expected term of 5 years
5.             Exercise price of $0.16

The Company uses judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be impacted.

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2013 and 2012 and changes during the years are presented below: (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at January 1, 2012	0	$0.00
Options granted	2,874,710	$0.16	5.0 years
Options exercised	0	$0.00
Options canceled/forfeited	0	$0.00

Outstanding options at December 31, 2012	2,874,710	$0.16	4.4 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited	(201,234)

Outstanding options at December 31, 2013	2,673,476	0.16	3.4 years	$-0-

Vested Options:
December 31, 2013:	2,551,327	$0.16	3.4 years	$-0-
December 31, 2012:	2,544,118	$0.16	4.4 years	$-0-

For the years ended December 31, 2013 and 2012, the unamortized compensation expense for stock options was $21,000 and $43,000, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of 2 years.

Options immediately vest upon grant or 50% upon grant with the remaining 50% vested evenly over the next three years on the anniversary date after the year of grant.

Warrants Outstanding

During 2013 the Company issued 250,000 warrants for services with a fair value of approximately $29,000, which immediately vested. The estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions: a) fair market value of stock of $0.12; b) exercise price of $0.12; c) Dividend yield of 0%; d) Risk free interest rate of 0.27%; e) expected volatility of 278.17%; f) Expected life of 2 years.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 14 - STOCK OPTIONS AND WARRANTS (continued)

Warrants Outstanding (continued)

During 2012 the Company issued 750,000 warrants for services with a fair value of approximately $105,000. The estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions: a) fair market value of stock of $0.03-$0.20; b) exercise price of $0.02-$0.04; c) Dividend yield of 0%; d) Risk free interest rate of 0.25%- 0.33%; e) expected volatility of 280.02%-296.79%; f) Expected life of 2 years.

Unexpired warrants outstanding are as follows as of December 31, 2013:

Expiration Date	Exercise Price	Shares

July 1, 2014	$0.20	250,000
October 1, 2014	$0.20	250.000
January 1, 2015	$0.12	250,000

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2012	554,000	$.2711
Granted	750,000	$.1433
Exercised	-	$.0000
Canceled	553,960	$.2618
Balance, December 31, 2012	750,040	$.1500

Granted	250,000	$.1200
Exercised	250,000	$.0300
Canceled	40	$126.7700
Balance, December 31, 2013	750,000	$.1733

Outstanding and Exercisable,
December 31, 2013	750,000	$.1733

Outstanding and Exercisable,
December 31, 2012	750,040	$.1500