Form 10-Q
period 2014-03-31
SilverSun Technologies, Inc.
filed 2014-05-15
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

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

As of May 5, 2014, there were 118,176,976 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SILVER SUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

ASSETS	March 31, 2014	December 31, 2013

Current assets:
Cash and cash equivalents	$1,106,909	$762,892
Accounts receivable, net of allowance of $80,000	1,584,828	1,574,996
Deferred tax asset – current	40,000	40,000
Prepaid expenses and other current assets	264,279	159,276
Total current assets	2,996,016	2,537,164

Property and equipment, net	213,565	241,895
Intangible assets, net	638,478	687,880
Deferred tax asset	55,890	80,000
Deposits and other assets	22,836	22,836

Total assets	$3,926,785	$3,569,775

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank line of credit	$-	$-
Note payable to related party	20,000	20,000
Current portion of long-term debt	175,000	175,000
Accounts payable and accrued expenses	1,909,634	1,836,229
Accrued interest	13,020	13,291
Due to related party	2,822	2,672
Capital lease obligations – current portion	58,404	53,726
Deferred revenue	1,885,365	1,715,555
Total current liabilities	4,064,245	3,816,473

Capital lease obligations – long-term	29,331	48,624
Long-term debt	62,522	104,517
Total liabilities	4,156,098	3,969,614

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; No shares issued and outstanding	-	-
Series A Convertible Preferred Stock, $1.00 par value; no shares issued and outstanding	-	-
Series B Preferred Stock, $.001 par value; authorized 1 share; 1 share issued and outstanding	1	1
Common stock:
Class A – par value $.00001; authorized 750,000,000 shares; 118,176,976 and 117,676,976 shares issued and outstanding	1,182	1,177
Class B – par value $.00001: authorized 50,000,000 shares; no shares issued and Outstanding	-	-
Additional paid-in capital	10, 858,141	10,808,361
Accumulated deficit	(11,088,637)	(11,209,378)
Total stockholders’ deficit	(229,313)	(399,839)

Total liabilities and stockholders’ deficit	$3,926,785	$3,569,775

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Software product, net	$609,970	$716,260
Service, net	4,314,655	3,328,279
Total revenues, net	4,924,625	4,044,539

Cost of revenues:
Product	327,402	342,313
Service	2,492,179	2,067,103
Total cost of revenues	2,819,581	2,409,416

Gross profit	2,105,044	1,635,123

Selling, general and administrative expenses :
Selling and marketing expenses	732,275	730,102
General and administrative expenses	1,093,394	697,602
Depreciation and amortization	77,733	75,779
Total selling, general and administrative expenses	1,903,402	1,503,483

Income from operations	201,642	131,640

Other income (expense)
Interest expense, net	(9,990)	(16,110)
Total other income (expense)	(9,990)	(16,110)

Income before taxes	191,652	115,530

Provision for income taxes	70,911	-

Net income	$120,741	$115,530

Net income per common share – basic and fully diluted	$0.00	$0.00
Weighted average shares
Basic	117,915,865	116,950,933
Diluted	117,915,865	117,150,000

See accompanying footnotes to the condensed consolidated financial statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$120,741	$115,530
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	24,110	-
Depreciation and amortization	28,330	27,353
Amortization of intangibles	49,402	48,427
Share-based compensation	11,284	4,404
Common stock issued in exchange for services	20,975	-
Stock warrants issued in exchange for services	-	28,512

Changes in assets and liabilities:
Accounts receivable	(9,832)	318,604
Prepaid expenses and other current assets	(87,477)	(24,381)
Deposits and other assets	-	(159)
Accounts payable and accrued expenses and due to related party	73,555	(224,415)
Accrued interest	(271)	230
Deferred revenue	169,810	176,858
Net cash provided by operating activities	400,627	470,963

Cash flows from investing activities:
Purchase of property and equipment	-	(23,065)
Net cash used in investing activities	-	(23,065)

Cash flows from financing activities:
Repayment of bank line of credit	-	(178,633)
Repayment of long-term debt	(41,995)	-
Principal payments under capital leases obligations	(14,615)	(12,440)
Net cash used in financing activities	(56,610)	(191,073)

Net increase in cash and cash equivalents	344,017	256,825

Cash and cash equivalents – beginning of period	762,892	4,483

Cash and cash equivalents – end of period	$1,106,909	$261,308

Cash paid during period for:
Interest	$4,503	$16,000
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements.

 SILVERSUN TECGNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the three months ended March 31, 2014:

None.

For the three months ended March 31, 2013:

a)   The Company incurred approximately $16,979 in capital lease obligations.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of March 31, 2014, the results of operations and cash flows for the three months ended March 31, 2014 and 2013.  These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2013 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 31, 2014.

Summary of Significant Accounting Policies

During the three months ended March 31, 2014, there have been no material changes to the Company’s significant accounting policies than those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

Deferred Revenues

Deferred revenues consist of maintenance service, customer support services, including telephone support and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the period ended March 31, 2013.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 2 – NET INCOME (LOSS) PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants. The computation of diluted income per share for the three months ended March 31, 2014 does not include share equivalents as all warrants and options exceeded the average market price of the common stock for the three months ended March 31, 2014.

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Basic net income per share computation:
Net income	$120,741	$115,530
Weighted-average common shares outstanding	117,915,865	116,950,933
Basic net income per share	$0.00	$0.00
Diluted net income per share computation:
Net income	$120,741	$115,530
Weighted-average common shares outstanding	117,915,865	116,950,933
Incremental shares attributable to the common stock equivalents	-	199,067
Total adjusted weighted-average shares	117,915,865	117,150,000
Diluted net income per share	$0.00	$0.00

NOTE 3 – NOTES PAYABLE TO RELATED PARTY

On October 19, 2010, the Company borrowed $45,000 in exchange for issuing a Note payable to Mr. Meller. The Note Payable is not collateralized, not convertible, and carries an interest rate of 3% per annum on the unpaid balance. Mr. Meller extended the due date of the remaining Note Payable to January 2015. The outstanding balance at March 31, 2014 and December 31, 2013 was $20,000, plus accrued interest of $2,822 and $2,672, respectively, which is included in Due to Related Party in the accompanying balance sheets.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2014	December 31, 2013
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	1,001,920	1,001,920
	1,032,477	1,032,477
Less: Accumulated depreciation	(818,912)	(790,582)

Property and equipment, net	$213,565	$241,895

Depreciation and amortization expense related to these assets for the three months ended March 31, 2014 and 2013 was $28,330 and $27,353, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of intellectual property and customer lists acquired and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the five year estimated useful lives.

The components of intangible assets are as follows:

	March 31, 2014	December 31, 2013
Proprietary developed software	$294,036	$294,036
Intellectual property, customer list, and acquired contracts	694,000	694,000

Total intangible assets	$988,036	$988,036
Less: accumulated amortization	(349,558)	(300,156)
	$638,478	$687,880

Amortization expense included in depreciation and amortization was $49,402 for the three months ended March 31, 2014 as compared to $48,427 for the three months ended March 31, 2013.

The Company expects future amortization expense to be the following:

Amortization
Balance of 2014	$148,205
2015	197,607
2016	197,607
2017	95,059

Total	$638,478

NOTE 6 – LINE OF CREDIT AND TERM LOAN

In October 2011, the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000.  On August 1, 2013, the Company negotiated a new line of credit and term loan from the bank. The term of the line is for two years and expires on July 31, 2015. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At March 31, 2014, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth. As of March 31, 2014, the availability under this line was $750,000.

Under the term loan, the Company borrowed $350,000 in July 2013 from a bank. The term of the loan is for two years and expires on July 31, 2015. Monthly payments are at $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The outstanding balances at March 31, 2014 and December 31, 2013 were $237,522 and $279,517, respectively.

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 8– STOCK OPTIONS

In February 2014, the Company granted 1,500,000 incentive stock options to certain non-executive employees under the 2004 Stock Incentive Plan. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, approximately four years. As a result, operations were charged $7,484 for the three months ended March 31, 2014 related to these options. The Company estimated the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 0.71%, volatility at 353.95% and an expected life of 5 years. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 8%. As a result, the Company estimated the value of these options at $115,488.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 9 – SUBSEQUENT EVENT

On May 6, 2014 (the “Closing Date”) SWK Technologies, Inc., a wholly owned subsidiary of SilverSun Technologies, Inc, entered into an Asset Purchase Agreement with ESC, Inc. d/b/a ESC Software, an Arizona corporation, and Alan H. Hardy and Michael Dobberpuhl in their individual capacity as Shareholders.

On the Closing Date, pursuant to the terms of the Purchase Agreement, the Seller, transferred, conveyed and delivered all of the Acquired Assets of ESC (as defined in the Purchase Agreement) to the Company. In consideration for the Acquired Assets, the Company issued in favor of Seller a promissory note in the aggregate principal amount of $350,000 (the “Note”).  The Note is due sixty (60) months from the Closing Date (the “Maturity Date”) and bears interest at a rate of two percent (2%) per annum. Any overdue principal or interest on the Note shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the lesser of (i) the maximum interest rate permitted by applicable law or (ii) ten percent (10%).

Pursuant to the Purchase Agreement, the Company agreed to enter into that certain Assignment and Assumption Agreement (the “Assignment Agreement”) to assume those certain liabilities of ESC.

Additionally, in connection with the Purchase Agreement, the Company entered into an Employment Agreement with Alan H. Hardy pursuant to which Mr. Hardy will serve as SWK’s Senior Vice President of business development. Mr. Hardy’s duties will vary, but will focus primarily on business development and software application sales.  The term of the Employment Agreement is three years (the “Term”). SWK shall pay Mr. Hardy a base salary of One Hundred Sixty Two Thousand ($162,000) per annum. Additionally, Mr. Hardy shall receive 600,000 options to purchase the Company’s common stock at a strike price of $0.15 per share (the “Options”).  The Options shall vest at 20% year over year for five years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

We are involved in the acquisition and build-out of technology and software companies engaged in providing transformational business management applications and professional consulting services to small and medium-size companies, primarily in the manufacturing, distribution and service industries.  We are executing a business strategy centered on the design and development of our own proprietary business management solutions, which now includes our MAPADOC® Electronic Data Interchange (EDI) solution and 20 other proprietary solutions and enhancements; as well as on the acquisition of application resellers and software publishers of unique and proprietary solutions in the extensive and expanding, but highly fragmented, business solutions marketplace.

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

Investing in the acquisition of other companies and proprietary business management solutions has been an important growth strategy for our Company, allowing us to rapidly offer new products and services, expand into new geographic markets and create new and exciting profit centers.  To date, we have completed a series of strategic ventures that have served to fundamentally strengthen our Company’s operating platform and materially expand our footprint to nearly every U.S. state.  More specifically, over the past seven years, we have outright acquired, acquired select assets of or entered into revenue sharing agreements with Business Tech Solutions Group, Inc.; Wolen Katz Associates; AMP-BEST Consulting, Inc.; IncorTech; Micro-Point, Inc.; HighTower, Inc.; Point Solutions, LLC; and SGEN, LLC and ESC, Inc.

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

On May 6, 2014 (the “Closing Date”) SWK Technologies, Inc., a wholly owned subsidiary of SilverSun Technologies, Inc, entered into an Asset Purchase Agreement with ESC, Inc. d/b/a ESC Software, an Arizona corporation, and Alan H. Hardy and Michael Dobberpuhl in their individual capacity as Shareholders.

On the Closing Date, pursuant to the terms of the Purchase Agreement, the Seller, transferred, conveyed and delivered all of the Acquired Assets of ESC (as defined in the Purchase Agreement) to the Company. In consideration for the Acquired Assets, the Company issued in favor of Seller a promissory note in the aggregate principal amount of $350,000 (the “Note”).  The Note is due sixty (60) months from the Closing Date (the “Maturity Date”) and bears interest at a rate of two percent (2%) per annum. Any overdue principal or interest on the Note shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the lesser of (i) the maximum interest rate permitted by applicable law or (ii) ten percent (10%).

Pursuant to the Purchase Agreement, the Company agreed to enter into that certain Assignment and Assumption Agreement (the “Assignment Agreement”) to assume those certain liabilities of ESC.

Additionally, in connection with the Purchase Agreement, the Company entered into an Employment Agreement with Alan H. Hardy pursuant to which Mr. Hardy will serve as SWK’s Senior Vice President of business development. Mr. Hardy’s duties will vary, but will focus primarily on business development and software application sales.  The term of the Employment Agreement is three years (the “Term”). SWK shall pay Mr. Hardy a base salary of One Hundred Sixty Two Thousand ($162,000) per annum. Additionally, Mr. Hardy shall receive 600,000 options to purchase the Company’s common stock at a strike price of $0.15 per share (the “Options”).  The Options shall vest at 20% year over year for five years.

During the first three months of 2014 we continued our sales growth as we continue to increase our market penetration and provide the groundwork for which we believe will provide a basis for future growth. Some of the key highlights for the first three months of 2014 are as follows:

1) Revenues increased 22% for the three months ended March 31, 2014 as compared to the same period in the prior year.
2) Income from operations increased 53% to $201,642.
3) On May 6, 2014 acquired ESC Software, a leading Arizona-based reseller of Sage Software and Acumatica applications.

4) Sales of the Company’s proprietary, cloud-based business management solutions created specifically for the U.S. craft brewery and distribution industry has continued to increase since its introduction to market in early 2012; and the number of new sales prospects continues to climb.

5) Continue to book major orders for Sage ERP X3.

Revenues

Revenues for the three months ended March 31, 2014 increased $880,086 (21.8%) to $4,924,625 as compared to $4,044,539 for the three months ended March 31, 2013.  These revenues were all generated by the Company’s wholly-owned operating subsidiary, SWK. The increase is in revenues from the existing business related to an increase in maintenance agreements and its software sales base.  Software and consulting revenues have increased primarily due to Sage X3 implementations. Maintenance revenues also continue to increase as software sales increase. The overall increases are primarily due to the continued marketing efforts and very competitive pricing, and the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments.

Gross Profit

Gross profit increased $469,921 (28.7%) for the three months ended March 31, 2014 to $2,105,044 as compared to $1,635,123 for the three months ended March 31, 2013. The increase in gross profit for this period is attributed primarily to the increase in revenues from existing business. For the three months ended March 31, 2014, the gross profit percentage was 42.7%, as compared to 40.4% for the three months ended March 31, 2013. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.  The change in sales mix for the three months ended March 31, 2014 resulted in gross profit being slightly higher as a percent of sales as compared to the three months ended March 31, 2013, primarily as a result of a higher consulting and managed service revenues, which sales have a higher gross profit. In addition, the Company will often enter into revenue sharing agreements entered into with other resellers. The Company currently has 12 revenue sharing arrangements, which often have the result of reducing the Company’s reported gross margins.

Operating Expenses

Selling and marketing expenses increased $2,173 to $732,275 for the three months ended March 31, 2014 as compared to $730,102 for the three months March 31, 2013 as we maintain the same level of sales activity to provide for future growth.

General and administrative expenses increased $395,792 (56.7%) for the three months ended March 31, 2014 to $1,093,394 as compared to $697,602 for the same period in the prior year, primarily as a result of increases in payroll related expenses, rent, utilities, bank fees and office expenses.

Other Income (Expense)

Total other expense was $9,990 for the three months ended March 31, 2014 as compared to $16,110 for the three months ended March 31, 2013.  This decrease was primarily due to lower interest on the term loan, which continues to be paid down.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2014 was $70,911, or 37% of pre-tax income. The effective tax rate consists principally of the 34% federal statutory tax rate.

Net Income (Loss)

As a result of the above, the Company recorded net income of $120,741 for the three months ended March 31, 2014, as compared to net income of $115,530 for the three months ended March 31, 2013.

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

In October 2011, the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000.  On August 1, 2013, the Company negotiated a new line of credit and term loan from the bank. The term of the line is for two years and expires on July 31, 2015. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At March 31, 2014, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth. As of March 31, 2014, the availability under this line was $750,000.

Under the term loan, the Company borrowed $350,000 in July 2013 from a bank. The term of the loan is for two years and expires on July 31, 2015. Monthly payments are at $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The outstanding balances at March 31, 2014 and December 31, 2013 were $237,522 and $279,517, respectively.

During the three months ended March 31, 2014, the Company had a net increase in cash of $344,017. The Company's principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $400,627 in cash from operating activities for the three months ended March 31, 2014, as compared to $470,963 of cash from operating activities for the three months ended March 31, 2013. This decrease in cash provided by operating activities is primarily attributed to lower accounts receivable offset mostly by an increase in accounts payable and accrued expenses.

Cash used in investing activities

Investing activities for the three months ended March 31, 2014 used no cash as compared to using $23,065 of cash for the three months ended March 31, 2013. This decrease in cash used is attributed to lower purchases of property and equipment.

Cash used in financing activities

Financing activities for the three months ended March 31, 2014 used provided cash of $56,610, as compared to using $191,073 of cash for the three months ended March 31, 2013. This decrease in cash used in financing activities is mostly attributed to the repayment of the bank line of credit in the amount of $178,633 during the three months ended March 31, 2013.

The Company anticipates that there will ne no significant impact on its liquidity as a result of its recent acquisition of ESC, Inc. The Company believes that as a result of the growth in business, recent acquisitions, and the availability of its credit line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2014.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2013.

Off Balance Sheet Arrangements

During the three months ended March 31, 2014, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: May 15, 2014	By:	/s/ Mark Meller
Mark Meller
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)