Form 10-Q
period 2014-06-30
SilverSun Technologies, Inc.
filed 2014-08-14
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

As of August 12, 2014, there were 118,176,976 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

SILVER SUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

ASSETS	June 30, 2014	December 31, 2013

Current assets:
Cash and cash equivalents	$938,541	$762,892
Accounts receivable, net of allowance of $80,000	1,785,932	1,574,996
Deferred tax asset – current	40,000	40,000
Prepaid expenses and other current assets	595,893	159,276
Total current assets	3,360,366	2,537,164

Property and equipment, net	207,491	241,895
Intangible assets, net	927,409	687,880
Deferred tax asset	35,964	80,000
Deposits and other assets	25,659	22,836

Total assets	$4,556,889	$3,569,775

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Bank line of credit	$-	$-
Note payable to related party	20,000	20,000
Current portion of long-term debt	242,343	175,000
Accounts payable and accrued expenses	1,937,154	1,836,229
Accrued interest	12,540	13,291
Due to related party	2,974	2,672
Capital lease obligations – current portion	50,527	53,726
Deferred revenue	2,078,752	1,715,555
Total current liabilities	4,344,290	3,816,473

Capital lease obligations – long-term	33,363	48,624
Long-term debt	296,874	104,517
Total liabilities	4,674,527	3,969,614

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Series A Convertible Preferred Stock, $1.00 par value; no shares issued and outstanding	-	-
Series B Preferred Stock, $.001 par value; authorized 1 share; 1 share issued and outstanding	1	1
Common stock:
Class A – par value $.00001; authorized 750,000,000 shares; 118,176,976 and 117,676,976 shares issued and outstanding	1,182	1,177
Class B – par value $.00001: authorized 50,000,000 shares; no shares issued and outstanding	-	-
Additional paid-in capital	10,909,926	10,808,361
Accumulated deficit	(11,028,747)	(11,209,378)
Total stockholders’ deficit	(117,638)	(399,839)

Total liabilities and stockholders’ deficit	$4,556,889	$3,569,775

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues:
Product, net	$946,803	$528,368	$1,556,773	$1,244,628
Service, net	4,308,139	3,342,230	8,622,794	6,670,509
Total revenues, net	5,254,942	3,870,598	10,179,567	7,915,137

Cost of revenues:
Product	454,763	239,979	782,165	582,292
Service	2,552,342	2,024,012	5,044,521	4,091,115
Cost of revenues	3,007,105	2,263,991	5,826,686	4,673,407

Gross profit	2,247,837	1,606,607	4,352,881	3,241,730

Selling, general and administrative expenses:
Selling expenses	890,627	688,863	1,622,902	1,418,965
General and administrative expenses	1,083,472	765,579	2,165,582	1,458,777
Shared-based compensation	51,785	4,404	63,069	8,808
Depreciation and amortization	89,224	70,422	166,957	146,201
Total selling, general and administrative expenses	2,115,108	1,529,268	4,018,510	3,032,751

Income from operations	132,729	77,339	334,371	208,979

Other income (expense):
Interest expense, net	(14,233)	(15,154)	(24,223)	(31,264)
Total other income (expense)	(14,233)	(15,154)	(24,223)	(31,264)

Income before taxes	118,496	62,185	310,148	177,715

Provision for income taxes	58,606	-	129,517	-

Net income	$59,890	$62,185	$180,631	$177,715

Net income per common share:
Basic	$0.00	$0.00	$0.00	$0.00
Fully diluted	0.00	0.00	0.00	0.00

Weighted average shares:
Basic	118,176,976	117,161,459	118,047,142	116,991,642
Diluted	118,176,976	117,161,459	118,069,869	116,991,642

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$180,631	$177,715
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	44,036	-
Depreciation and amortization	56,486	48,374
Amortization of intangibles	110,471	97,829
Share-based compensation	63,069	8,808
Common stock issued in exchange for services	38,500	-
Stock warrants issued in exchange for services	-	28,528

Changes in assets and liabilities:
Accounts receivable	(210,936)	271,063
Prepaid expenses and other current assets	(436,616)	(68,777)
Deposits and other assets	(2,823)	(1,068)
Accounts payable and accrued expenses and due to related party	101,227	(587,023)
Accrued interest	(751)	421
Deferred revenue	363,197	311,010
Net cash provided by operating activities	306,491	286,880

Cash flows from investing activities:
Purchase of property and equipment	(10,344)	(29,179)
Net cash used in investing activities	(10,344)	(29,179)

Cash flows from financing activities:
Repayment of bank line of credit	-	(178,633)
Repayment of long-term debt	(90,300)	-
Principal payments under capital leases obligations	(30,198)	(25,978)
Net cash used in financing activities	(120,498)	(204,611)

Net increase in cash and cash equivalents	175,649	53,090

Cash and cash equivalents – beginning of period	762,892	4,483

Cash and cash equivalents – end of period	$938,541	$57,573

Cash paid during period for:
Interest	$24,974	$29,730
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements.

 SILVERSUN TECGNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the six months ended June 30, 2014:

a)	In connection with the acquisition of ESC, the Company issued ESC, Inc. a promissory note in the aggregate principal amount of $350,000 and the fair value of the assets was recorded at $350,000.

For the six months ended June 30, 2013:

b)	The Company incurred approximately $45,383 in capital lease obligations.
c)	The Company issued 210,526 shares of the common stock in a cashless exercise of warrants for 250,000 shares at an exercise price of $0.03 per share.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of June 30, 2014, the results of operations and cash flows for the three  and  six months ended June 30, 2014 and 2013.  These results are not necessarily indicative of the results to be expected for the full year.

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

Summary of Significant Accounting Policies

During the six months ended June 30, 2014, there have been no material changes to the Company’s significant accounting policies than those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

Deferred Revenues

Deferred revenues consist of maintenance service, customer support services, including telephone support and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the six month period ended June 30, 2013.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 2 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the three and six months ended June 30, 2013 does not include share equivalents as all warrants and options exceeded the average market price of the common stock.

	Three Months Ended	Three Months Ended
	June 30, 2014	June 30, 2013
Basic net income per share computation:
Net income	$59,890	$62,185
Weighted-average common shares outstanding	118,176,976	117,161,459
Basic net income per share	$0.00	$0.00
Diluted net income per share computation:
Net income	$59,890	$62,185
Weighted-average common shares outstanding	118,176,976	117,161,459
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	118,176,976	117,161,459
Diluted net income per share	$0.00	$0.00

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013
Basic net income per share computation:
Net income	$180,631	$177,715
Weighted-average common shares outstanding	118,047,142	116,991,642
Basic net income per share	$0.00	$0.00
Diluted net income per share
Net income	$180,631	$177,715
Weighted-average common shares outstanding	118,047,142	116,991,642
Incremental shares attributable to the common stock equivalents	22,727	-
Total adjusted weighted-average shares	118,069,869	116,991,642
Diluted net income per share	$0.00	$0.00

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	6 Months June 30, 2014	6 Months June 30, 2013
Stock options	4,773,480	2,673,480
Warrants	500,000	750,000

Total potential dilutive securities not included in income per share	5,273,480	3,423,480

	3 Months June 30, 2014	3 Months June 30, 2013
Stock options	4,773,480	2,673,480
Warrants	750,000	750,000

Total potential dilutive securities not included in income per share	5,523,480	3,423,480

   SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 – NOTES PAYABLE TO RELATED PARTY

On October 19, 2010, the Company borrowed $45,000 in exchange for issuing a Note payable to Mr. Meller. The Note Payable is not collateralized, not convertible, and carries an interest rate of 3% per annum on the unpaid balance. Mr. Meller extended the due date of the remaining Note Payable from January 2014 to January 2015. The outstanding balance at June 30, 2014 and December 31, 2013 was $20,000, plus accrued interest of $2,974 and $2,672, respectively, which is included in Due to Related Party in the accompanying balance sheets.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2014	December 31, 2013
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	1,024,002	1,001,920
	1,054,559	1,032,477
Less: Accumulated depreciation	(847,068)	(790,582)
Property and equipment, net	$207,491	$241,895

Depreciation and amortization expense related to these assets for the three and six months ended June 30, 2014 was $28,156 and $56,486, respectively, as compared to $21,021 and $48,374 for the three and six months ended June 30, 2013, respectively.

NOTE 5 – BUSINESS COMBINATION

On May 6, 2014 (the “Closing Date”) SWK Technologies, Inc. (“SWK”) , a wholly owned subsidiary of SilverSun Technologies, Inc, entered into an Asset Purchase Agreement with ESC, Inc. d/b/a ESC Software, an Arizona corporation, and Alan H. Hardy and Michael Dobberpuhl in their individual capacity as Shareholders. SWK acquired certain assets of ESC (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company issued in favor of Seller a promissory note in the aggregate principal amount of $350,000 (the “Note”).  The Note is due sixty (60) months from the Closing Date (the “Maturity Date”) and bears interest at a rate of two percent (2%) per annum. Principal and interest payments are made monthly. Any overdue principal or interest on the Note shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the lesser of (i) the maximum interest rate permitted by applicable law or (ii) ten percent (10%). The outstanding balance at June 30, 2014 was $344,449. The purchase price has been initially allocated based on the Company’s estimate of fair value to intangible assets.  Intangible assets consist primarily of customers lists with a life of five years. Upon completion of our independent valuation, the allocation of the purchase price will be modified accordingly, with the excess purchase consideration, if any, being allocated to goodwill at the closing of the transaction.

Additionally, in connection with the Purchase Agreement, the Company entered into an Employment Agreement with Alan H. Hardy pursuant to which Mr. Hardy will serve as SWK’s Senior Vice President of business development. Mr. Hardy’s duties will vary, but will focus primarily on business development and software application sales.  The term of the Employment Agreement is three years (the “Term”). SWK shall pay Mr. Hardy a base salary of One Hundred Sixty Two Thousand ($162,000) per annum. Additionally, Mr. Hardy shall receive 600,000 options to purchase the Company’s common stock (see Note 8) at a strike price of $0.15 per share (the “Options”).  The Options shall vest at 20% year over year for five years.

The Company’s condensed consolidated financial statements for the three months and six months June 30, 2014 include the results of ESC since date of acquisition.  For the quarter ended June 30, 2014, the ESC operations had a net loss of $10,600 that was included in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014, which consisted of approximately $124,000 in revenues and $134,600 in expenses. The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2013, nor is the financial information indicative of the results of future operations.   The following table represents the unaudited consolidated pro forma results of operations for the six months ended June 30, 2014 and 2013 as if the acquisition occurred on January 1, 2013.  Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of June 30, 2014 of expected definite lived intangible assets, for a net adjustment of $35,000 for the six months ended June 30, 2014 and 2013.

Pro Forma	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net sales	$10,914,502	$8,689,400
Operating expenses	4,163,349	3,246,483
Income before taxes	396,646	158,321
Net income	$235,125	$158,321
Basic income per common share	$0.00	$0.00
Diluted income per common share	$0.00	$0.00

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of intellectual property and customer lists acquired and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over five years for all of the intangibiles.

The components of intangible assets are as follows:

	June 30, 2014	December 31, 2013
Proprietary developed software	$294,036	$294,036
Intellectual property, customer list, and acquired contracts	1,044,000	694,000

Total intangible assets	$1,338,036	$988,036
Less: accumulated amortization	(410,627)	(300,156)
	$927,409	$687,880

Amortization expense included in depreciation and amortization was $49,402 and $110,471, respectively, for the three and six months ended June 30, 2014 as compared to $49,402 and $97,829, respectively, for the three and six months ended June 30, 2013.

The Company expects future amortization expense to be the following:

Amortization
Balance of 2014	$133,803
2015	267,607
2016	267,607
2017	165,059
2018	70,000
2019	23,333

Total	$927,409

NOTE 7 – LINE OF CREDIT AND TERM LOAN

In October 2011, the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000.  On August 1, 2013, the Company negotiated a new line of credit and term loan from the bank. The term of the line is for two years and expires on July 31, 2015. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At June 30, 2014, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth. As of June 30, 2014, the availability under this line was $750,000.

Under the term loan, the Company borrowed $350,000 in July 2013 from a bank. The term of the loan is for two years and expires on July 31, 2015. Monthly payments are at $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The outstanding balances at June 30, 2014 and December 31, 2013 were $194,768 and $279,517, respectively.

In connection with the May 6 acquisition of ESC, Inc., the Company issued a promissory note in the amount of $350,000 (the “Note”). The Note is due sixty (60) months from the Closing Date (the “Maturity Date”) and bears interest at a rate of two percent (2%) per annum. Any overdue principal or interest on the Note shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the lesser of (i) the maximum interest rate permitted by applicable law or (ii) ten percent (10%). The outstanding balance at June 30, 2014 was $344,449.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 9– STOCK OPTIONS

In February 2014, the Company granted 1,500,000 incentive stock options with an exercise price of $0.15 per option to certain non-executive employees under the 2004 Stock Incentive Plan.  Approximately 750,000 of the options vest immediately with the remaining 50% vesting ratably over a three-year period.  The Company estimated the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 0.71%, volatility at 353.95% and an expected life of 5 years. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 15%. As a result, the Company estimated the value of these options at $115,488.

In May 2014, the Company granted 600,000 incentive stock options with an exercise price of $0.15 per option to Mr. Alan H. Hardy (see Note 5) under the 2004 Stock Incentive Plan. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, approximately five years. The Company estimated the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 1.68%, volatility at 328.76% and an expected life of 5 years. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 15%. As a result, the Company estimated the value of these options at $77,981.

For the three and six months ended June 30, 2014, share-based compensation was $51,785 and $63,069, as compared to $4,404 and $8,808 for the three and six months ended June 30, 2013.

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

Investing in the acquisition of other companies and proprietary business management solutions has been an important growth strategy for our Company, allowing us to rapidly offer new products and services, expand into new geographic markets and create new and exciting profit centers.  To date, we have completed a series of strategic ventures that have served to fundamentally strengthen our Company’s operating platform and materially expand our footprint to nearly every U.S. state.  More specifically, we have outright acquired, acquired select assets of or entered into revenue sharing agreements with Business Tech Solutions Group, Inc.; Wolen Katz Associates; AMP-BEST Consulting, Inc.; IncorTech; Micro-Point, Inc.; HighTower, Inc.; Point Solutions, LLC; SGEN, LLC and ESC, Inc.

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

During the first six months of 2014 we continued our sales growth as we continue to increase our market penetration and provide the groundwork for which we believe will provide a basis for future growth. Some of the key highlights for the first six months of 2014 are as follows:

1) Revenues increased 29% for the six months ended June 30, 2014 to $10.2 million as compared to $7.9 million for the same period in the prior year.
2) Income from operations increased 60% to $334,371 as compared to $208,979 for the prior year.
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

Revenues

Revenues for the three and six months ended June 30, 2014 increased $1,384,344 (35.8%) and $2,264,430 (28.6%), respectively, to $5,254,942 and $10,179,567 as compared to $3,870,598 and $7,915,137 for the three and six months ended June 30, 2013, respectively. These revenues were all generated by the Company’s wholly-owned operating subsidiary, SWK. The increase is in revenues from the existing business related to an increase in maintenance agreements and its software sales base.  Software and consulting revenues have increased primarily due to Sage X3 implementations. Maintenance revenues also continue to increase as software sales increase. The overall increases are primarily due to the continued marketing efforts and very competitive pricing, and the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments.

Gross Profit

Gross profit for the three and six months ended June 30, 2014 increased $641,230 (39.9%) and $1,111,151 (34.3%), respectively, to $2,247,837 and $4,352,881 as compared to $1,606,607 and $3,241,730 for the three and six months ended June 30, 2013, respectively. The increase in gross profit for this period is attributed primarily to the increase in revenues from existing business. For the three months ended June 30, 2014, the gross profit percentage was 42.8%, as compared to 41.5% for the three months ended June 30, 2013. For the six months ended June 30, 2014, the gross profit percentage was 42.8%, as compared to 41.0% for the six months ended June 30, 2013.The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.  The change in sales mix for the three and six months ended June 30, 2014 resulted in gross profit being slightly higher as a percent of sales as compared to the three and six months ended June 30, 2013, primarily as a result of a higher consulting and managed service revenues, which sales have a higher gross profit. In addition, the Company will often enter into revenue sharing agreements entered into with other resellers.

Operating Expenses

Selling and marketing expenses increased $201,764 (29.3%) and $203,937 (14.4%), respectively, for the three and six months ended June 30, 2014 to $890,267 and $1,622,902 as compared to $688,863 and $1,418,965 for the three and six months ended June 30, 2013, respectively as we maintain the same level of sales activity to provide for future growth. We have also increased our attendance at trade shows to further promote our expertise.

General and administrative expenses increased $317,893 (41.5%) and $706,805 (48.5%), respectively, for the three and six months ended June 30, 2014 to $1,083,472 and $2,165,582 as compared to $765,579 and $1,458,777 for the three and six months ended June 30, 2013, respectively, primarily as a result of the addition of new employees and  increases in compensation and payroll related expenses.

Other Income (Expense)

Total other expense was $14,233 and $24,223 for the three and six months ended June 30, 2014 as compared to $15,154 and $31,264 for the three and six months ended June 30, 2013.  This decrease was primarily due to lower interest on the term loan, which continues to be paid down.

Provision for Income Taxes

The provision for income taxes for the three and six months ended June 30, 2014 was $58,606 and $129,517. These amounts represent the statutory federal and state rate on the Company’s income before taxes. The effective tax rates of 49.5% and 41.6% for the three and six months ended June 30, 2014, respectively, were high due to the non-cash loss associated with share-based compensation expense for these periods.

Net Income

As a result of the above, the Company recorded net income of $59,890 and $180,631, respectively, for the three and six months ended June 30, 2014, as compared to net income of $62,185 and $177,715, respectively, for the three and six months ended June 30, 2013.

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

In October 2011, the Company negotiated a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000.  On August 1, 2013, the Company negotiated a new line of credit and term loan from the bank. The term of the line is for two years and expires on July 31, 2015. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At June 30, 2014, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth. As of June 30, 2014, the availability under this line was $750,000.

Under the term loan, the Company borrowed $350,000 in July 2013 from a bank. The term of the loan is for two years and expires on July 31, 2015. Monthly payments are at $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The outstanding balances at June 30, 2014 and December 31, 2013 were $194,768 and $279,517, respectively.

On May 6, 2014 (the “Closing Date”) SWK Technologies, Inc.(“SWK”) , a wholly owned subsidiary of SilverSun Technologies, Inc, entered into an Asset Purchase Agreement with ESC, Inc. d/b/a ESC Software, an Arizona corporation, and Alan H. Hardy and Michael Dobberpuhl in their individual capacity as Shareholders. SWK acquired certain assets of ESC (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company issued in favor of Seller a promissory note in the aggregate principal amount of $350,000 (the “Note”).  The Note is due sixty (60) months from the Closing Date (the “Maturity Date”) and bears interest at a rate of two percent (2%) per annum. Any overdue principal or interest on the Note shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the lesser of (i) the maximum interest rate permitted by applicable law or (ii) ten percent (10%). The outstanding balance at June 30, 2014 was $344,449.

During the six months ended June 30, 2014, the Company had a net increase in cash of $175,649. The Company's principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $306,491 in cash from operating activities for the six months ended June 30, 2014, as compared to $286,880 of cash from operating activities for the six months ended June 30, 2013. This increase in cash provided by operating activities is primarily attributed to the increase in accounts payable and accrued expenses for the period offset mostly by reduction in accounts receivable for the period.

Cash used in investing activities

Investing activities for the six months ended June 30, 2014 used $10,344 as compared to using $29,179 of cash for the six months ended June 30, 2013. This decrease in cash used is attributed to lower purchases of property and equipment.

Cash used in financing activities

Financing activities for the six months ended June 30, 2014 used cash of $120,498, as compared to using $204,611 of cash for the six months ended June 30, 2013. This decrease in cash used in financing activities is mostly attributed to the repayment of the bank line of credit in the amount of $178,633 during the six months ended June 30, 2013 offset partially by higher payments of long-term debt in the current year.

The Company anticipates that there will be no significant impact on its liquidity as a result of its recent acquisition of ESC, Inc. The Company believes that as a result of the growth in business, recent acquisitions, and the availability of its credit line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2014.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2013.

Off Balance Sheet Arrangements

During the six months ended June 30, 2014, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15 under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective due to our limited finance staff, and the ineffective management review of complex transactions to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness, management believes that the condensed consolidated financial statements which are included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position of the Company at June 30, 2014 and their condensed consolidated results of operations and cash flows for each of the three and six months ended June 30, 2014 in conformity with U.S. generally accepted accounting principles.

 Remediation

Through the efforts of management, we are currently in the process of executing a plan of action to remediate the material weakness identified above.  We expect to complete this action plan by the end of 2014. However, we cannot be assured that this weakness will be remediated or that other material weaknesses will not be discovered.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: August 14, 2014	By:	/s/ Mark Meller
Mark Meller
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)