Form 10-Q
period 2014-09-30
SilverSun Technologies, Inc.
filed 2014-11-13
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

As of November 12, 2014, there were 118,646,915 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

SILVER SUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

ASSETS	September 30, 2014	December 31, 2013

Current assets:
Cash and cash equivalents	$1,449,773	$762,892
Accounts receivable, net of allowance of $90,000 and $80,000	1,924,428	1,574,996
Unbilled services	488,000	90,000
Deferred tax asset – current	40,000	40,000
Prepaid expenses and other current assets	132,421	69,276
Total current assets	4,034,622	2,537,164

Property and equipment, net	179,295	241,895
Intangible assets, net	860,507	687,880
Deferred tax asset	29,000	80,000
Deposits and other assets	26,575	22,836

Total assets	$5,129,999	$3,569,775

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Note payable to related party	$-	$20,000
Current portion of long-term debt	218,805	175,000
Accounts payable and accrued expenses	2,234,039	1,836,229
Accrued interest	14,692	13,291
Due to related party	-	2,672
Capital lease obligations	46,199	53,726
Deferred revenue	2,092,852	1,715,555
Total current liabilities	4,606,587	3,816,473

Capital lease obligations – long-term	24,943	48,624
Long-term debt	260,059	104,517
Total liabilities	4,891,589	3,969,614

Commitments and contingencies	-	-

Stockholders’ equity (deficit):
Preferred stock, $1.00 par value; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Series A Convertible Preferred Stock, $1.00 par value; authorized 2 shares; no shares issued and outstanding	-	-
Series B Preferred Stock, $.001 par value; authorized 1 share; 1 share issued and outstanding	1	1
Common stock:
Class A – par value $.00001; authorized 750,000,000 shares; 118,646,915 and 117,676,976 shares issued and outstanding	1,188	1,177
Class B – par value $.00001: authorized 50,000,000 shares; no shares issued and Outstanding	-	-
Additional paid-in capital	11,017,803	10,808,361
Accumulated deficit	(10,780,582)	(11,209,378)
Total stockholders’ equity (deficit)	238,410	(399,839)

Total liabilities and stockholders’ equity (deficit)	$5,129,999	$3,569,775

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues:
Product, net	$1,345,238	$995,145	$2,902,011	$2,239,773
Service, net	4,741,227	3,379,806	13,364,021	10,050,315
Total revenues, net	6,086,465	4,374,951	16,266,032	12,290,088

Cost of revenues:
Product	699,750	563,858	1,481,915	1,146,150
Service	2,828,168	2,180,106	7,872,689	6,271,221
Cost of revenues	3,527,918	2,743,964	9,354,604	7,417,371

Gross profit	2,558,547	1,630,987	6,911,428	4,872,717

Operating expenses:
Selling expenses	853,818	926,738	2,476,720	2,345,703
General and administrative expenses	1,086,033	668,526	3,251,615	2,127,303
Shared-based compensation	56,092	25,404	119,161	34,212
Depreciation and amortization	95,098	72,403	262,055	218,604

Total operating expenses	2,091,041	1,693,071	6,109,551	4,725,822

Income (loss) from operations	467,506	(62,084)	801,877	146,895

Other income (expense):
Interest expense, net	(21,494)	(20,135)	(45,717)	(51,399)
Total other income (expense)	(21,494)	(20,135)	(45,717)	(51,399)

Income (loss) before taxes	446,012	(82,219)	756,160	95,496

Provision for income taxes	197,847	-	327,364	-

Net income (loss)	$248,165	$(82,219)	$428,796	$95,496

Net income (loss) per common share:
Basic	$0.00	$0.00	$0.00	$0.00
Fully diluted	0.00	0.00	0.00	0.00

Weighted average shares:
Basic	118,377,734	117,195,173	118,158,550	117,060,232
Diluted	118,421,282	117,195,173	118,189,265	117,060,232

See accompanying footnotes to the condensed consolidated financial statements.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$428,796	$95,496
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	51,000	-
Depreciation and amortization	84,682	71,374
Amortization of intangibles	177,373	147,231
Share-based compensation	119,161	34,212
Common stock issued in exchange for services	69,500	-
Stock warrants issued in exchange for services	-	28,528

Changes in assets and liabilities:
Accounts receivable	(349,432)	335,833
Unbilled services	(398,000)	(133,000)
Prepaid expenses and other current assets	(63,146)	50,077
Deposits and other assets	(3,739)	(161)
Accounts payable and accrued expenses and due to related party	415,931	(153,774)
Accrued interest	1,401	788
Deferred revenue	377,297	385,399
Net cash provided by operating activities	910,824	862,003

Cash flows from investing activities:
Purchase of property and equipment	(10,344)	(31,375)
Net cash used in investing activities	(10,344)	(31,375)

Cash flows from financing activities:
Repayment of bank line of credit	-	(178,633)
Proceeds from term loan	-	350,000
Repayment of note payable to related party	(20,000)	-
Repayment of long-term debt	(150,653)	(29,250)
Principal payments under capital leases obligations	(42,946)	(39,220)
Net cash (used in) provided by financing activities	(213,599)	102,897

Net increase in cash and cash equivalents	686,881	933,525

Cash and cash equivalents – beginning of period	762,892	4,483

Cash and cash equivalents – end of period	$1,449,773	$938,008

Cash paid during period for:
Interest	$48,391	$50,525
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements.

 SILVERSUN TECGNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

For the nine months ended September 30, 2014:

a)     In connection with the acquisition of ESC, the Company issued ESC, Inc. a promissory note in the aggregate principal amount of $350,000 and the fair value of the assets was recorded at $350,000.

b)    The Company issued 159,939 shares of common stock with a fair value of $20,792 for repayment of accrued liabilities of $20,792.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

SilverSun Technologies, Inc. and subsidiaries (the “Company”, “we”, “us”, “our”) are involved in the acquisition and build-out of technology engaged in providing transformational business management applications and professional consulting services to small and medium companies, primarily in manufacturing, distribution and service industries.  We are executing a growth strategy centered on the development of our own proprietary business management solutions, including our MAPADOC® Electronic Data Interchange (EDI) solution and 36 other proprietary solutions and enhancements; as well as on the acquisition of application resellers and software publishers of unique and proprietary solutions in the extensive and expanding, but highly fragmented, business solutions marketplace.

The Company is publicly traded and is currently quoted on the OTCQB marketplace (“QTCQB”) under the symbol “SSNT.”

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC) and consequently do not include all information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments considered necessary for a fair presentation of such interim results. These results are not necessarily indicative of the results to be expected for the full year. The December 31, 2013 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 31, 2014.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information in footnote disclosures normally included in the financial statements were prepared in conformity with accounting principles generally accepted in the United States of America, and have been condensed or omitted pursuant to such principles and the financial results for the periods presented may not be indicative of the full year’s results. The Company believes the disclosures are adequate to make the information presented not misleading.

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
 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Service Revenue
Service revenue is comprised of primarily professional service consulting revenue, maintenance revenue and other ancillary services provided as described below. Professional service revenue is recognized as service time is incurred.

With respect to maintenance services, upon the completion of one year from the date of sale, considered to be the warranty period, the Company offers customers an optional annual software maintenance and support agreement for subsequent one-year periods. Maintenance and support agreements are recorded as deferred revenue and recognized over the respective terms of the agreements, which typically range from three months to one year and are included in services revenue in the Condensed Consolidated Statements of Operations

Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales.

Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of such assets  is measured by a comparison of the carrying amount of the assets to the future net cash flows estimated by the Company to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment losses were identified or recorded for the nine months ended September 30, 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the nine month period ended September 30, 2013.

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and warrants to the extent they are dilutive. The computation of diluted income per share for the three and nine months ended September 30, 2013 does not include share equivalents as all warrants and options exceeded the average market price of the common stock and were therefore antidilutive.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Basic net income (loss) per share computation:
Net income (loss)	$248,165	$(82,219)	$428,796	$95,496
Weighted-average common shares outstanding	118,377,734	117,195,173	118,158,550	117,060,232
Basic net income (loss) per share	$0.00	$0.00	$0.00	$0.00
Diluted net income (loss) per share computation:
Net income (loss)	$248,165	$(82,219)	$428,796	$95,496
Weighted-average common shares outstanding	118,377,734	117,195,173	118,158,550	117,060,232
Incremental shares attributable to the common stock equivalents	43,548	-	30,715	-
Total adjusted weighted-average shares	118,421,282	117,195,173	118,189,265	117,060,232
Diluted net income (loss) per share	$0.00	$0.00	$0.00	$0.00

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 – NET INCOME PER COMMON SHARE (continued)
The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Nine Months September 30, 2014	Nine Months September 30, 2013
Stock options	5,073,480	2,673,480
Warrants	500,000	750,000

Total potential dilutive securities not included in income per share	5,573,480	3,423,480

	Three Months September 30, 2014	Three Months September 30, 2013
Stock options	5,073,480	2,673,480
Warrants	500,000	750,000

Total potential dilutive securities not included in income per share	5,573,480	3,423,480

NOTE 4 – NOTES PAYABLE TO RELATED PARTY

On October 19, 2010, the Company borrowed $45,000 in exchange for issuing a Note payable to Mr. Meller. The Note Payable is not collateralized, not convertible, and carries an interest rate of 3% per annum on the unpaid balance. Mr. Meller extended the due date of the remaining Note Payable from January 2014 to January 2015. In September 2014, the note and accrued interest was paid in full. The outstanding balance at September 30, 2014 and December 31, 2013 was $-0- and $20,000, respectively, plus accrued interest of $-0- and $2,672, respectively, which was included in Due to Related Party in the accompanying balance sheet at December 31, 2013.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2014	December 31, 2013
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	1,024,002	1,001,920
	1,054,559	1,032,477
Less: Accumulated depreciation	(875,264)	(790,582)
Property and equipment, net	$179,295	$241,895

Depreciation and amortization expense related to these assets for the three and nine months ended September 30, 2014 was $28,196 and $84,682, respectively, as compared to $23,000 and $71,374 for the three and nine months ended September 30, 2013, respectively.

NOTE 6 – BUSINESS COMBINATION

On May 6, 2014 SWK Technologies, Inc. (“SWK”) , a wholly owned subsidiary of SilverSun Technologies, Inc, entered into an Asset Purchase Agreement with ESC, Inc. d/b/a ESC Software, an Arizona corporation, and Alan H. Hardy and Michael Dobberpuhl in their individual capacity as Shareholders. SWK acquired certain assets of ESC (as defined in the Purchase Agreement). In full consideration for the acquired assets, the Company issued in favor of Seller a promissory note in the aggregate principal amount of $350,000 (see Note 8).   The purchase price has been initially allocated based on the Company’s estimate of fair value to intangible assets,  which are expected to consist primarily of customers lists with an estimated life of five years. Upon completion of an independent valuation, the allocation of the purchase price may be modified accordingly, with the excess purchase consideration, if any, being allocated to goodwill.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 – BUSINESS COMBINATION (continued)

Additionally, in connection with the Purchase Agreement, the Company entered into an Employment Agreement with Alan H. Hardy pursuant to which Mr. Hardy will serve as SWK’s Senior Vice President of business development. Mr. Hardy’s duties will vary, but will focus primarily on business development and software application sales.  The term of the Employment Agreement is three years (the “Term”). SWK shall pay Mr. Hardy a base salary of $162,000 per annum. Additionally, Mr. Hardy shall receive 600,000 options to purchase the Company’s common stock (see Note 10) at a strike price of $0.15 per share (the “Options”).  The Options shall vest at 20% year over year for five years.

The Company’s condensed consolidated financial statements for the three months and nine months September 30, 2014 include the results of ESC since date of acquisition.   For the nine months ended September 30, 2014, the ESC operations had a net profit of $9,000 that was included in the Company’s Condensed Consolidated Statement of Operations, which consisted of approximately $429,000 in revenues and $420,000 in expenses.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2013, nor is the financial information indicative of the results of future operations.   The following table represents the unaudited consolidated pro forma results of operations for the nine months ended September 30, 2014 and 2013 as if the acquisition occurred on January 1, 2013.  Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of September 30, 2014 of expected definite lived intangible assets.

Pro Forma	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net sales	$17,000,967	$13,530,826
Operating expenses	6,238,390	5,035,264
Income before taxes	858,658	104,756
Net income	$493,370	$104,756
Basic and diluted income per common share	$0.00	$0.00

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of intellectual property and customer lists acquired and are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over five years for all of the intangibiles.

The components of intangible assets are as follows:

	September 30, 2014	December 31, 2013
Proprietary developed software	$294,036	$294,036
Intellectual property, customer list, and acquired contracts	1,044,000	694,000

Total intangible assets	$1,338,036	$988,036
Less: accumulated amortization	(477,529)	(300,156)
	$860,507	$687,880

Amortization expense included in depreciation and amortization was $66,902 and $177,373, respectively, for the three and nine months ended September 30, 2014 as compared to $49,402 and $147,231, respectively, for the three and nine months ended September 30, 2013.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 7 – INTANGIBLE ASSETS (continued)

The Company expects future amortization expense to be the following:

Amortization
Balance of 2014	$66,901
2015	267,607
2016	267,607
2017	165,059
2018	70,000
2019	23,333

Total	$860,507

NOTE 8 – LINE OF CREDIT,  TERM LOAN AND PROMISSORY NOTE

On August 1, 2013, the Company entered into a line of credit and term loan with a bank. The term of the line is for two years, expiring on July 31, 2015. The agreement includes a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At September 30, 2014, the Company was in compliance with its required financial covenants, the fixed charge ratio and debt to net worth. As of September 30, 2014, the availability under this line was $750,000.

Under the term loan, the Company borrowed $350,000 in July 2013 from a bank. The term of the loan is for two years and expires on July 31, 2015. Monthly payments are at $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The outstanding balances at September 30, 2014 and December 31, 2013 were $151,125 and $279,517, respectively.

In connection with the May 6 acquisition of ESC, Inc., the Company issued a promissory note in the amount of $350,000 (the “Note”). The Note is due sixty (60) months from the Closing Date (the “Maturity Date”) and bears interest at a rate of two percent (2%) per annum. Monthly principal and interest payments are $6,135. Any overdue principal or interest on the Note shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the lesser of (i) the maximum interest rate permitted by applicable law or (ii) ten percent (10%). The outstanding balance at September 30, 2014 was $327,739.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 10 – STOCK OPTIONS

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

In May 2014, the Company granted 600,000 incentive stock options with an exercise price of $0.15 per option to Mr. Alan H. Hardy (see Note 6) under the 2004 Stock Incentive Plan. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, approximately five years. The Company estimated the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 1.68%, volatility at 328.76% and an expected life of 5 years. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 15%. As a result, the Company estimated the value of these options at $77,981.

In July 2014, the Company granted 300,000 incentive stock options with an exercise price of $0.15 per option to certain non-executive employees under the 2004 Stock Incentive Plan.  Options vest immediately.  The Company estimated the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 1.0%, volatility at 323.81% and an expected life of 5 years. As a result, the Company estimated the value of these options at $44,987.

For the three and nine months ended September 30, 2014, share-based compensation was $56,092 and $119,161, as compared to $25,404 and $34,212 for the three and nine months ended September 30, 2013.

NOTE 11 – INCOME TAXES

The Company provides for income taxes for each interim period based on the estimated annual effective rate for the year, adjusting for discrete items in the quarter which they arise. The provision for income taxes for the three and nine months ended September 30, 2014 was $197,847 and $327,364. These amounts represent the statutory federal and state rate on the Company’s income before taxes. The effective tax rates of 44.3% and 43.3% for the three and nine months ended September 30, 2014, respectively, were higher than the respective statutory rates due to the expenses associated with non-deductible incentive stock option share-based compensation for these periods.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. and subsidiaries (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

In addition, we have developed a proprietary series of cloud-based, SaaS business management solutions created specifically for the U.S. craft brewery and distribution industry.  Currently, implementations of our proprietary SaaS solutions, marketed and branded as BeerRun, BrewPub, Brew X ERP (powered by Sage ERP X3) and the Distributor Relationship Management System, have been sold to 102 craft breweries throughout the United Stated and one internationally.  These innovative solutions provide brew masters with a single, turnkey database batch/process solution capable of managing their manufacturing operations – from forecasting and planning to recipe management to inventory control and traceability, among other critical business functions, including TTB reporting.

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

We also are resellers of the Accellos Warehouse Management System (“WMS”) software published by High Jump, Inc. (“High Jump”), which develops warehouse management software for middle market distributors.   The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions. Directed picking, directed replenishment, and directed put-away are the key to WMS. The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However, the basic WMS will use a combination of item, location, quantity, unit of measure and order information to determine where to stock, where to pick, and in what sequence to perform these operations. The Accellos WMS software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. Accellos also works as part of a complete operational solution by integrating seamlessly with RF hardware, accounting software, shipping systems and warehouse automation equipment.  We market the Accellos solution to our existing and new medium-sized business clients.

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

During the first nine months of 2014 we continued our sales growth as we continue to increase our market penetration and provide the groundwork for which we believe will provide a basis for the future. Some of the key highlights for the first nine months of 2014 are as follows:

1)    Revenues increased 32% for the nine months ended September 30, 2014 to $16.3 million as compared to $12.3 million for the same period in the prior year, and reaching $6 million in revenues in a quarter for the first time.
2)    Income from operations increased to $801,877 as compared to $146,895 for the prior year with income from operations of $467,506 for the quarter ended September 30, 2014.
3)    On May 6, 2014 acquired ESC Software, a leading Arizona-based reseller of Sage Software and Acumatica applications.
4)    Significant growth in our Managed Services business.
5)    Sales of the Company’s proprietary EDI solution, MAPADOC have maintained their rapid rate of growth.
6)    Continue to book major orders for Sage ERP X3.
7)    Sales of our cloud-based business management solutions created specifically for the U.S. craft brewery and distribution industry has continued to increase since its introduction to market in early 2012; and the number of  new sales prospects continues to climb.

Revenues

Revenues for the three and nine months ended September 30, 2014 increased $1,711,514 (39.1%) and $3,975,944 (32.4%), respectively, to $6,086,465 and $16,266,032 as compared to $4,374,951 and $12,290,088 for the three and nine months ended September 30, 2013, respectively. These revenues were all generated by the Company’s wholly-owned operating subsidiary, SWK. The increase in revenues from the existing business is related to an increase in new software sales, both proprietary and those for which we serve as a value-added reseller, new contracts for managed services, and higher consulting revenues. Software and consulting revenues have increased primarily due to Sage ERP X3 implementations. Maintenance revenues also continue to increase as software sales increase. The overall increases are primarily due to the continued marketing efforts, which has resulted in increased market penetration, increased depth and breadth of expertise and services, which has resulted in an increased number of Company clients, and the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments.

Gross Profit

Gross profit for the three and nine months ended September 30, 2014 increased $927,560 (56.9%) and $2,038,710 (41.8%), respectively, to $2,558,547 and $6,911,428 as compared to $1,630,987 and $4,872,718 for the three and nine months ended September 30, 2013, respectively. The increase in gross profit for this period is attributed primarily to the increase in revenues from existing business. For the three months ended September 30, 2014, the gross profit percentage was 42.0%, as compared to 37.3% for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the gross profit percentage was 42.5%, as compared to 39.6% for the nine months ended September 30, 2013.The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.  The change in sales mix for the three and nine months ended September 30, 2014 resulted in gross profit being slightly higher as a percent of sales as compared to the three and nine months ended September 30, 2013, primarily as a result of a higher consulting and managed service revenues, which sales have a higher gross profit.

Operating Expenses

Selling and marketing expenses decreased $72,920 (7.9%) for the three months ended September 30, 2014 to $853,818 as compared to $926,738 for the three months ended September 30, 2013. Selling and marketing expenses increased $131,017 (5.6%) for the nine months ended September 30, 2014 to $2,476,720 as compared to $2,345,703 for the nine months ended September 30, 2013. However, selling and marketing expenses declined as a percentage of sales from 19.1% for the nine months ended September 30, 2013 to 15.2% for the nine months ended September 30, 2014. We continue to monitor and rationalize expenses to increase our profit margins, and have been successful in increasing sales while reducing operating expenses as a percentage of total revenues. We have also increased our attendance at trade shows to further promote our products, services and technology.

General and administrative expenses increased $417,507 (62.5%) and $1,124,312 (52.9%), respectively, for the three and nine months ended September 30, 2014 to $1,086,033 and $3,251,615 as compared to $668,526 and $2,127,303 for the three and nine months ended September 30, 2013, respectively, primarily as a result of the addition of new employees and  increases in compensation and payroll related expenses.

Other Income (Expense)

Total other expense was $21,494 and $45,717 for the three and nine months ended September 30, 2014 as compared to $20,135 and $51,399 for the three and nine months ended September 30, 2013.  The decrease for the nine months ended September 30, 2014 was primarily due to lower interest on the term loan, which continues to be paid down.

Provision for Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2014 was $197,847 and $327,364. These amounts represent the statutory federal and state rate on the Company’s income before taxes. The effective tax rates of 44.3% and 43.3% for the three and nine months ended September 30, 2014, respectively, were higher than the respective statutory rates due to the non-cash expense associated with incentive stock option share-based compensation for these periods.

Net Income

As a result of the above, the Company recorded net income of $248,165 and $428,796, respectively, for the three and nine months ended September 30, 2014, as compared to a net loss of $82,219 for the three months ended September 30, 2013 and net income of $95,496 for the nine months ended September 30, 2013.

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

In addition to developing new products, obtaining new customers and increasing sales to existing customers, management plans to continue to sustain its profitability through acquisitions of companies in the business software and information technology consulting market with solid revenue streams, established customer bases, and positive cash flow.

On August 1, 2013, the Company negotiated a new line of credit and term loan from the bank. The term of the line is for two years, expiring on July 31, 2015. The agreement includes a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At September 30, 2014, the Company was in compliance with its required financial covenants, the fixed charge ratio and debt to net worth. As of September 30, 2014, the availability under this line was $750,000.

Under the term loan, the Company borrowed $350,000 in July 2013 from a bank. The term of the loan is for two years and expires on July 31, 2015. Monthly payments are at $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The outstanding balances at September 30, 2014 and December 31, 2013 were $151,259 and $279,517, respectively.

On May 6, 2014 (the “Closing Date”) SWK Technologies, Inc.(“SWK”) , a wholly owned subsidiary of SilverSun Technologies, Inc, entered into an Asset Purchase Agreement with ESC, Inc. d/b/a ESC Software, an Arizona corporation, and Alan H. Hardy and Michael Dobberpuhl in their individual capacity as Shareholders. SWK acquired certain assets of ESC (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company issued in favor of Seller a promissory note in the aggregate principal amount of $350,000 (the “Note”).  The Note is due sixty (60) months from the Closing Date (the “Maturity Date”) and bears interest at a rate of two percent (2%) per annum. Any overdue principal or interest on the Note shall bear interest, payable on demand, for each day until paid at a rate per annum equal to the lesser of (i) the maximum interest rate permitted by applicable law or (ii) ten percent (10%). The outstanding balance at September 30, 2014 was $327,739.

During the nine months ended September 30, 2014, the Company had a net increase in cash of $686,881. The Company's principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $910,824 in cash from operating activities for the nine months ended September 30, 2014, as compared to $862,003 of cash from operating activities for the nine months ended September 30, 2013. This increase in cash provided by operating activities is primarily attributed to the improvement in operating income, increase in accounts payable and accrued expenses for the period offset mostly by increase in accounts receivable and unbilled services for the period.

Cash used in investing activities

Investing activities for the nine months ended September 30, 2014 used $10,344 as compared to using $31,375 of cash for the nine months ended September 30, 2013, which is attributed to lower purchases of property and equipment.

Cash (used in) provided by financing activities

Financing activities for the nine months ended September 30, 2014 used cash of $213,599, as compared to generating $102,897 of cash for the nine months ended September 30, 2013. This change is mostly attributed to the proceeds from a term loan in the amount of $350,000 during the nine months ended September 30, 2013. The Company had no borrowing during the nine months ended September 30, 2014, but continued to pay off the outstanding debt.

The Company anticipates that there will be no significant impact on its liquidity as a result of its recent acquisition of ESC, Inc. The Company believes that as a result of the growth in business, recent acquisitions, and the availability of its credit line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2014.  These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K to the SEC for the fiscal year ended December 31, 2013.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2014, we did not engage in any material off-balance sheet activities nor have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Notwithstanding the material weakness, management believes that the condensed consolidated financial statements which are included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position of the Company at September 30, 2014 and their condensed consolidated results of operations and cash flows for each of the three and nine months ended September 30, 2014 in conformity with U.S. generally accepted accounting principles.

 Remediation

Through the efforts of management, we are currently in the process of executing a plan of action to remediate the material weaknesses identified above.   However, we cannot be assured that these weaknesses will be remediated or that other material weaknesses will not be discovered.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: November 13, 2014	By:	/s/ Mark Meller
Mark Meller
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Accounting Officer)