Form 10-K
period 2014-12-31
SilverSun Technologies, Inc.
filed 2015-03-31
CIK 1236275

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

or

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

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014, based on a closing price of $4.80 was $18,912,691. As of March 31, 2015, the registrant had 4,330,545 shares of its common stock, par value $0.00001 per share, outstanding.

Documents Incorporated By Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

PART I

Item 1. Business Overview

We are a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the “Cloud”. As a value added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for Electronic Data Interchange (“EDI”), time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, hosting, business continuity, cloud, email and web services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Chicago, Dallas, Arizona and Southern California.

Our core business is divided into the following practice areas:

ERP (Enterprise Resource Management) and Accounting Software

We are a value-added reseller for a number of industry-leading ERP applications. We are a Sage Software Authorized Business Partner and Sage Certified Gold Development Partner. Forty-five percent of our customer base consists of Sage ERP X3, Sage 100 ERP, Sage 500 ERP, and Sage BusinessWorks customers. We believe we are among the largest Sage ERP X3 partners in North America, with a sales and implementation presence complemented by a scalable software development practice for customizations and enhancements. Due to the growing demand for true cloud-based ERP solutions, we have added two (2) industry leading applications to our ERP portfolio: (1) NetSuite ERP, among the world’s leading cloud ERP solutions; and (2) Acumatica, a browser-based ERP solution that can be offered on premise, in the public cloud, or in a private cloud. We develop and resell a variety of add-on solutions to all our ERP and accounting packages that help customize the installation to our customers’ needs and streamline their operations.

Value-Added Services for ERP

We go beyond simply reselling software packages; we have a consulting and professional services organization that manages the process as we move from the sales stage into implementation, go live, and production. We work inside our customers’ organizations to ensure all software and Information Technology (“IT”) solutions are enhancing their business needs. A significant portion of our services revenue comes from continuing to work with existing customers as their business needs change, upgrading from one version of software to another, or providing additional software solutions to help them grow their revenue. We have a dedicated help desk team that fields hundreds of calls every week. Our custom programming department builds specialized software packages as well as “off the shelf” enhancements, time and billing software, and a cloud solution dedicated to the craft brewing industry.

EDI (Electronic Data Interchange) Software and Services

EDI is the computer to computer exchange of standard business documents, such as purchase orders and invoices, in electronic format. A standard file format is established for each kind of document in order to facilitate the exchange of data across a variety of platforms and programs. We have a proprietary software solution, MAPADOC, which is fully integrated with the Sage ERPs. MAPADOC allows businesses to dramatically cut data entry time by eliminating duplicate entries and reduces costly errors with trading partners. MAPADOC is the only EDI solution that is built within the framework of the Sage ERPs, allowing customers to stay within one application to get their job done.

Network and Managed Services

We provide comprehensive network and managed services designed to eliminate the IT concerns of our customers. Businesses can focus on their core strengths rather than technology issues. We adapt our solutions for virtually any type of business, from large national and international product and service providers, to small businesses with local customers. Our business continuity services provide automatic on and off site backups, complete encryption, and automatic failure testing. We also provide email and web security, IT consulting, managed network, and emergency IT services. Our focus in the network and managed services practice is to focus on industry verticals in order to demonstrate our ability to better understand our customers’ needs.

Industry Overview

As a value added reseller of business application software, we offer solutions for accounting and business management, financial reporting, managed services, ERP, WMS, CRM, and BI.  Additionally, we have our own development staff building software solutions for EDI, time and billing, and various ERP enhancements.  Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. The majority of our customers are small and medium businesses (“SMBs”).

According to SMB Group’s (a technology industry research company) 2012 “Routes to Market Study”, 85% of SMBs that plan to invest more in technology anticipate revenue increases. In addition, SMB Group also reported that technology integration moved to the single most important technology challenge faced with continued growth.

Gartner, Inc. (“Gartner”), an information technology research and advisory firm, reported that the SMB market represents 44% of all technology spending worldwide. Gartner predicts SMBs spent $847 billion on technology in 2012, and is poised to pass the $1 trillion mark by 2015. Surveys administered by Gartner listed business intelligence, cloud computing (including SaaS), and collaboration technologies among their top priorities in information technology. Gartner surveys also reported the biggest weaknesses highlighted by SMBs with their IT providers include understanding customers’ technology needs, tailoring discussions specific to their industry, and a lack of knowledge of services and products offered.

According to Gartner, the worldwide ERP market grew to $25.8 billion in 2013 from $24.4 billion in 2012. The Managed Services Market — Global Advancements, Market Forecasts and Analysis (2013 – 2018) estimates the managed services market to grow to $256.05 billion by 2018 from $147.75 billion in 2013. The report notes that North America is the largest market for the managed services market, with a high demand for managed service across every industry vertical.

Potential Competitive Strengths

•
Independent Software Vendor. As an independent software vendor we have published integrations between ERPs and third party products which differentiates us from other business application providers because, as a value-added reseller of the ERPs that our proprietary products integrate with, we have specific software solution expertise in the ERPs we resell, which affords us the opportunity to ensure that our proprietary products tightly integrate with the ERPs. We own the intellectual property related to these integrations, and sell the solutions both directly and through other software resellers within the Sage network.

•
Sage Certified Gold Development Partner. As a Sage Certified Gold Development Partner, we are licensed to customize the source code of the Sage ERPs. Very few resellers are master developers, and in fact, we provide custom programming services for many other resellers. We currently have seven (7) full-time programmers on staff, which provides us with a depth and breadth of expertise that we believe very few competitors can match.

•	Experienced Leadership. We have a senior management team which in the aggregate has greater than 60 years of experience across a broad range of disciplines.

•
Ability to Recruit, Manage and Retain Quality Personnel. We have a track record of recruiting, managing and retaining skilled labor and our ability to do so represents an important advantage in an industry in which a shortage of skilled labor is often a key limitation for both clients and competitors alike. We recruit skilled labor from competitors and from amongst end users with experience using the various products we sell, whom we then train as consultants. We believe our ability to hire, manage and maintain skilled labor gives an edge over our competitors as we continue to grow.

•
Combination of Hardware/Software Expertise. Many competitors have software solution expertise. Others have network/hardware expertise. We believe we are among the very few organizations with an expertise in both software and hardware, affording us the opportunity to provide turnkey solutions for our customers without the need to bring in additional vendors on a project.

•	Technical Expertise. Our geographical reach and substantial technical capabilities afford our clients the ability to customize and tailor solutions to satisfy all of their business needs.

Our Growth Strategy

General

Our strategy is to grow our business through a combination of intra-company growth of our software applications, technology solutions and managed services, as well as expansion through acquisitions, both within our existing geographic reach and through geographic expansion. We have established a national presence via our internal marketing and sales programs, and acquisitions, and now have ERP customers and MAPADOC customers throughout most of the United States.

Intra-Company Growth

Our intra-company growth strategy is to increase our market penetration and client retention through the upgrade of, and expanded sales efforts with, our existing products and managed services and development of new and enhanced software and technology solutions. Our client retention is sustained by our providing responsive, ongoing software and technical support and monitoring and maintenance services for both the solutions we sell and other client technology needs we provide.

Repeat business from our existing customer base has been key to our success and we expect it will continue to play a vital role in our growth. We focus on nurturing long-standing relationships with existing customers while also establishing relationships with new customers.

Acquisitions

The markets in which we provide our services are occupied by a large number of competitors, many substantially larger than us, and with significantly greater resources and geographic reach. We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies both within our existing footprint and expanded territories. As such, we have completed six (6) acquisitions and/or collaborative agreements in the past thirty-six (36) months. We may also utilize acquisitions, whenever appropriate, to expand our technological capabilities and product offerings. We focus on acquisitions that are profitable and fit seamlessly with our existing operations.

We believe our markets contain a number of attractive acquisition candidates. We foresee expanding through acquisitions of one or more of the following types of software and technology organizations:

•         Managed Service Providers (“MSPs”). MSPs provide their small and medium-sized business clients with a suite of services, which may include 24/7/365 remote monitoring of networks, disaster recovery, business continuity, data back-up, cyber-security and the like. There are hundreds of providers of such services in the U.S., most with annual recurring revenue of less than $10 million. We believe that we may be able to consolidate a number of these MSPs with our existing operation in an effort to become one of the more significant providers of these services in the U.S.

•         Independent Software Vendors (“ISVs”). ISVs are publishers of both stand-alone software solutions and integrations that integrate with other third party products. Our interest lies with ISVs selling into the small and medium-sized business marketplace, providing applications addressing e-commerce, mobility, security, and other functionalities. Since we have expertise in both selling directly to end-users and selling through a sales channel, we believe we can significantly enhance the sales volume of any potential acquisition via our existing infrastructure, our sales channel, and our internal marketing programs. There are many ISVs in North America, constituting a large and significant target base for our acquisition efforts.

•      Value-Added Resellers (“VARs”) of ERP, Warehouse Management Systems (“WMS”), CRM and BI Software. Of the thousands of VARs in the Sage Software sales channel, we believe we are among the ten largest based on our estimated 2014 revenue. VARs gross margins are a function of the sales volume they provide a publisher in a twelve (12) month period, and we are currently operating at the highest margins. Smaller resellers, who sell less and operate at significantly lower margins, are at a competitive disadvantage to companies such as ours, and are often amenable to creating a liquidity event for themselves by selling to larger organizations. This dynamic has enabled us to complete six (6) acquisitions and/or collaborative agreements in the past thirty-six (36) months. We have benefitted from completing such acquisitions in a number of ways, including but not limited to: (i) garnering new customers to whom we can upsell and cross-sell our broad range of products and services; (ii) gaining technical resources that enhance our capabilities; and (iii) extending our geographic reach.

Our business strategy provides that we will examine the potential acquisition of businesses within our industry. In determining a suitable acquisition candidate, we will carefully analyze a target’s potential to add to and complement our product mix, expand our existing revenue base, improve our margins, expand our geographic coverage, strengthen our management team, add technical resources and expertise, and, above all, improve stockholder returns. More specifically, we have identified the criteria listed below, by which we evaluate potential acquisition targets in an effort to gain the synergies necessary for successful growth of the Company:

• Access to new customers and geographic markets;

• Recurring revenue of the target;

• Opportunity to gain operating leverage and increased profit margins;

• Diversification of sales by customer and/or product;

• Improvements in product/service offerings; and

• Ability to attract public capital and increased investor interest.

We are unable to predict the nature, size or timing of any acquisition. We can give no assurance that we will reach agreement or procure the financial resources necessary to fund any acquisition, or that we will be able to successfully integrate or improve returns as a result of any such acquisition.

We continue to seek out and hold preliminary discussions with various acquisition candidates. However, currently we have not entered into any agreements or understandings for any acquisitions that management deems material.

Electronic Data Interchange Software Strategy

Our strategy for our proprietary EDI software, including specifically “MAPADOC” is to continue to achieve market penetration with new customers within our existing and expanding footprint and increase sales of new modules and enhanced functionality to our existing customer base. To remain competitive, we must periodically upgrade our software to the platform most commonly requested by the market. We must also continue our focus on enhancing applications through the addition of new functionality. Towards that end, we are exploring the development of a cloud offering or Software-as-a-Service model for MAPADOC, and are investigating the EDI markets for automotive suppliers and grocers.

Enterprise Resource Planning Software Strategy

Our ERP software strategy is focused on serving the needs of our expansive installed base of customers for our Sage 100 ERP, Sage 500 ERP, and Sage BusinessWorks practices, while rapidly growing the number of customers using Sage ERP X3, NetSuite, and Acumatica.  We currently have approximately 2,450 active ERP customers using one of these six solutions, including customers using certain add-on support products to these solutions.  In the past we, have focused primarily on on-premise mid-market Sage Software solutions but in the past two years have shifted our focus to the more enterprise-level Sage ERP X3 offering, as well as diversifying into cloud ERP solutions.  This has allowed us to increase our average deal size significantly and also keep pace with the changing trends that we see in the industry.

Managed Services Strategy

The Managed Services market is broadly segmented by types of services, for example managed data-center, managed network, managed mobility, managed infrastructure, managed communications, managed information, managed security and other managed services. In addition, the market is segmented by market verticals, such as public sector, banking, financial services and insurance, education, retail, contact centers and service industries, high tech and telecommunications, healthcare and pharmaceuticals, travel and logistics, manufacturing, energy and utilities among others.

The recent trend in the industry shows that there is a high demand for managed services across every industry vertical. The implementation of managed services reduces IT costs by 30% to 40% in such enterprises. This enables organizations to have flexibility and technical advantage. Enterprises having their services outsourced look forward to risk sharing and to reduce their IT costs and IT commitments, so that they are able to concentrate on their core competencies. Organizations implementing managed services have reported almost a 50% to 60% increase in the operational efficiency of their outsourced processes. Enterprises have accepted outsourcing services as a means to enable them to reduce their capital expenditure (CapEx) and free up internal sources. Newer managed services that penetrate almost all the industry domains, along with aggressive pricing in services, are being offered. This results in an increase in the overall revenues of the managed services market. It is observed that there is an increase in outsourcing of wireless, communications, mobility and other value-added services, such as content and e-commerce facilities. With increasing technological advancements and the cost challenges associated with having the IT services in-house, we believe the future seems optimistic for managed services providers.

Our strategy is to continue to expand our product offerings to the small and medium sized business marketplace, and to increase our scale and capabilities via acquisition throughout the United States, but initially in those regions where we currently have existing offices.

Geographic Expansion

Generally, our technology offerings require on-premise implementation and support. When we expand into new geographic territories, we prefer to find qualified personnel in an area to augment our current staff of 31 consultants to service our business. The need for hands-on implementation and support may also require investment in additional physical offices and other overhead. We believe our approach is conservative. The 2011 acquisition of the software customer accounts of IncorTech, a Southern California-based Sage business partner, reflects this strategy of geographic expansion. The focus in Southern California is to sell and support our MAPADOC integrated EDI solution and to market Sage ERP X3 to both former IncorTech customers, as well as market to new potential customers.

We may accelerate expansion if we find complementary businesses that we are able to acquire in other regions. We are currently focused on markets in the Northeast, Midwest, Texas, Arizona and Southern California. Our marketing efforts to expand into new territories have included attendance at trade shows in addition to personal contact.

Our Products and Services

Enterprise Resource Planning Software

Substantially all of our initial sales of ERP financial accounting solutions consist of pre-packaged software and associated services to customers in the United States.

The Company resells ERP software published by Sage Software and other providers for the financial accounting requirements of small- and medium-sized businesses focused on manufacturing and distribution, and the delivery of related services from the sales of these products, including installation, support and training. The programs perform and support a wide variety of functions related to accounting, including financial reporting, accounts payable and accounts receivable, and inventory management.

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

We provide end-user technical support services through our support/help desk. Our product and technology consultants assist customers calling with questions about product features, functions, usability issues, and configurations. The support/help desk offers services in a variety of ways, including prepaid services, time and materials billed as utilized and annual support contracts. Customers can communicate with the support/help desk through e-mail, telephone, and fax channels. Standard support/help desk services are offered during normal business hours five (5) days per week.

Electronic Data Interchange Software

We publish our own proprietary EDI software, “MAPADOC.” EDI can be used to automate existing processes, to rationalize procedures and reduce costs, and to improve the speed and quality of services. Because EDI necessarily involves business partners, it can be used as a catalyst for gaining efficiencies across organizational boundaries.

Our “MAPADOC” EDI solution is a fully integrated EDI solution that provides users of Sage Software’s market-leading Sage 100 ERP/500 ERP/ERP X3 software products with a feature rich product that is easy to use. “MAPADOC” provides the user with dramatically decreased data entry time, elimination of redundant steps, the lowering of paper and postage costs, the reduction of time spent typing, signing, checking and approving documents and the ability to self-manage EDI and to provide a level of independence that saves time and money.

We market our “MAPADOC” solutions to our existing and new small and medium-sized business customers, and through a network of resellers. We have a sales team of technical specialists involved in marketing and supporting sales of the “MAPADOC” product and associated services.

Warehouse Management Systems

We are resellers of the Accellos Warehouse Management System software published by High Jump, Inc. (“High Jump”). High Jump develops warehouse management software for mid-market distributors. The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions. Directed picking, directed replenishment, and directed put-away are the key to WMS. The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However, the basic WMS will use a combination of item, location, quantity, unit of measure, and order information to determine where to stock, where to pick, and in what sequence to perform these operations.

The Accellos WMS software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. Accellos also works as part of a complete operational solution by integrating seamlessly with radio frequency hardware, accounting software, shipping systems and warehouse automation equipment.

We market the Accellos solution to our existing and new medium-sized business customers.

Managed Network Services and Business Consulting

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

Craft Brewery Business Management Solutions

We provide a proprietary series of cloud-based business management solutions created specifically for the U.S. craft brewery and distribution industry. Currently, implementations of BeerRun, BrewPub, BrewX ERP (powered by Sage ERP X3) and the Distributor Relationship Management System — Software-as-a-Service (SaaS) solutions jointly developed by SWK Technologies — have been sold to one hundred and twenty six (126) craft breweries throughout the country and ten (10) internationally. These innovative solutions provide brew masters with a single, turnkey database batch/process solution capable of managing their manufacturing operations — from forecasting and planning to recipe management to inventory control and traceability, among other critical business functions, including automated Alcohol and Tobacco Tax and Trade Bureau reporting.

Product Development

We are continually looking to improve and develop new products. Our product initiatives include various new product offerings, which are either extensions of existing products or newly conceptualized product offerings including, but not limited to:

• Time and Billing Exact (TBX)

• SPS RSX Connector

• MAPADOC Express

• Fusion X3 Integration

• Accellos X3 Integration

• License Plate Modification

We are using a dual-shore development approach to keep product development costs at a minimum.  All of our product development is led by SWK US-based employees.  The project leaders are technical resources who are involved in developing technical specifications, design decisions, usability testing, and transferring the project knowledge to our offshore development team.  Several times per week, the product development leadership team meets with our project leaders and development teams to discuss project status, development obstacles, and project timelines.

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

We are required to enter into an annual Channel Partner Agreement with Sage Software whereby Sage Software appoints us as a non-exclusive partner to market, distribute, and support Sage 100 ERP, Sage 500 ERP and Sage ERP X3. The Channel Partner Agreement is for a one-year term, and automatically renews for an additional one-year term on the anniversary of the agreement’s effective date. These agreements authorize us to sell these software products to customers in the United States. There are no clauses in this agreement that limit or restrict the services that we can offer to customers. We also operate a Sage Software Authorized Training Center Agreement and also are party to a Master Developers Program License Agreement.

For the years ended December 31, 2014 and 2013, purchases from Sage Software were approximately 26% and 31%, respectively, of the Company’s total cost of revenue.  Generally, the Company does not rely on any one specific supplier for all of its purchases and maintains relationships with other suppliers that could replace its existing supplier should the need arise.

Customers

We market our products throughout North America.  For the years ended December 31, 2014 and 2013, our top ten (10) customers accounted for 16% ($3,381,090) and 19% ($3,159,000), respectively, of our total revenues. Generally, we do not rely on any one specific customer for any significant portion of our revenue base. No single customer accounted for ten percent or more of our consolidated revenues base.

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

We own two trademarks registered with the U.S. Patent and Trademark Office for “MAPADOC” and have two (2) trademark applications pending. We have no patents or patent applications pending.

Competition

Our markets are highly fragmented and the business is characterized by a large number of participants, including several large companies, as well significant number of small, privately-held, local competitors. A significant portion of our revenue is currently derived from requests for proposals (RFPs”) and price is often an important factor in awarding such agreements. Accordingly, our competitors may underbid us if they elect to price their services aggressively to procure such business. Our competitors may also develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to enhance our competitive position.  The principal competitive factors for our professional services include geographic presence, breadth of service offerings, technical skills, quality of service and industry reputation. We believe we compete favorably with our competitors on the basis of these factors.

Employees

As of March 30, 2015, we had approximately 100 full time employees with 20 of our employees engaged in sales and marketing activities, 65 employees are engaged in service fulfillment, and 15 employees employed in administrative activities.

Our future success depends in significant part upon the continued services of our key sales, technical, and senior management personnel and our ability to attract and retain highly qualified sales, technical, and managerial personnel. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage.

Legal Proceedings

We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against or affecting us, our Common Stock, our subsidiary or of our subsidiary’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Our Corporate History

We were incorporated on October 3, 2002, as a wholly owned subsidiary of iVoice, Inc. (“iVoice”). On February 11, 2004, the Company was spun off from iVoice and became an independent publicly traded company. On September 5, 2003, we changed our corporate name to Trey Resources, Inc. In March 2004, Trey Resources, Inc. began trading on the OTCBB under the symbol TYRIA.OB. In June 2011, we changed our name to SilverSun Technologies, Inc.

Prior to June 2004, we were engaged in the design, manufacture, and marketing of specialized telecommunication equipment. On June 2, 2004, our wholly-owned subsidiary, SWK Technologies, Inc. (“SWK”) completed its acquisition of SWK, Inc. Since the acquisition of SWK, Inc. we have focused on three (3) core business sectors, including acting as the following: (i) a managed service provider for computer networks, providing 24/7 remote monitoring of networks, data backup, hosting,  and business continuity and disaster recovery services; (ii) a value added reseller and master developer for Sage Software’s Sage 100 ERP/500 and ERP X3 enterprise resource planning (“ERP”) financial software; and (iii) publisher of its own proprietary software solutions and integrations, including its Electronic Data Interchange (“EDI”) software, “MAPADOC.” We also publish twenty (20) other assorted software solutions. We focus on the business application software and the information technology consulting market for small and medium-sized businesses (“SMB’s”), selling services and products to various end users, manufacturers, wholesalers and distributors located throughout the United States.

Our strategy is to grow our business through a combination of intra-company growth of our software applications and technology solutions, as well as expansion through acquisitions, both within our existing geographic reach and through geographic expansion. To that end, since 2006, we have completed a number of acquisitions that have increased our client base, technical expertise and geographic footprint.

On June 2, 2006, SWK completed the acquisition of certain assets of AMP-Best Consulting, Inc. (“AMP”) of Syracuse, New York.  AMP is an information technology company and value added reseller of licensed ERP software published by Sage Software.  AMP sold services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, with special emphasis on companies located in the upstate New York region.

During 2011, SWK acquired Sage’s Software’s customer accounts in connection with IncorTech, LLC (“IncorTech”), a Southern California-based Sage business partner. This transaction increased our geographical influence in Southern California for the sale and support of our MAPADOC integrated EDI solution and the marketing of our Sage ERP X3 to both former IncorTech customers as well as new consumers. IncorTech had previously provided professional accounting, technology, and business consulting services to over 300 clients.

In June 2012, SWK acquired selected assets and obligations of Hightower, Inc., a Chicago-based reseller of Sage software applications. In addition to the strategic geographic benefits that this acquisition brings to SWK, there is also a substantial suite of proprietary enhancement software solutions.

In May 2014, we completed the purchase of selected assets of ESC Software (“ESC”), a leading Arizona-based reseller of Sage Software and Acumatica applications. Founded in 2000, ESC has implemented technology solutions at prominent companies throughout the Southwest.  ESC’s customers and business products and services have been integrated into the infrastructure of SWK.  In addition to the strategic benefits of this acquisition, it has given us additional annual revenues, approximately 300 additional Sage Software ERP customers and affords us market penetration in the Southwest.

On March 11, 2015 SWK entered into an Asset Purchase Agreement with 2000 SOFT, Inc. d/b/a Accounting Technology Resource (“ATR”), a California corporation, and Karen Espinoza McGarrigle in her individual capacity as Shareholder. In addition to the strategic geographic benefits of this acquisition, it will provide additional revenues from the approximately 250 additional customers.

Where You Can Find More Information

Our website address is www.silversuntech.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report. The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Risks Relating to our Business

We have a large accumulated deficit, may incur future losses and may be unable to maintain profitability.

As of December 31, 2014 and December 31, 2013, we had an accumulated deficit of $11,016,477 and $11,209,378, respectively. As of December 31, 2014 we had stockholders' equity of $13,607 and as of December 31, 2013, we had a stockholders' deficit of $399,839. We may incur net losses in the future. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell our products and services, control our costs, and effectively manage our growth. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

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

Although we currently have fully developed products available for sale, we may need to develop various new technologies, products and product features and to remain competitive. Due to the risks inherent in developing new products and technologies — limited financing, loss of key personnel, and other factors — we may fail to develop these technologies and products, or may experience lengthy and costly delays in doing so. Although we are able to license some of our technologies in their current stage of development, we cannot assure that we will be able to develop new products or enhancements to our existing products in order to remain competitive.

We may need additional financing which we may not be able to obtain on acceptable terms. If we are unable to raise additional capital, as needed, the future growth of our business and operations could be severely limited.

A limiting factor on our growth is our limited capitalization, which could impact our ability to execute on our business plan. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our Common Stock. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations (for example, negative operating covenants). There can be no assurance that acceptable financing necessary to further implement our business plan can be obtained on suitable terms, if at all. Our ability to develop our business, fund expansion, develop or enhance products or respond to competitive pressures, could suffer if we are unable to raise the additional funds on acceptable terms, which would have the effect of limiting our ability to increase our revenues or possibly attain profitable operations in the future.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

Our evaluations under the Sarbanes-Oxley Act the Company concluded that the Company’s internal controls over financial reporting were not effective due to our limited finance staff and corresponding segregation of duties, and the ineffective management review of complex transactions included in the consolidated financial statements, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Our management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff. Currently, we are unable to allocate the necessary resources to hire additional staff and to facilitate greater segregation of duties. However, we will reassess our resources capabilities and priorities in the following year and evaluate the cost-benefit relationship of possible changes in our controls over financial reporting and disclosure controls and procedures.

Management believes that the material weaknesses are the result of the lack of scale of our operations and are intrinsic to our small size. Nonetheless, our small size and our current internal control deficiencies may have a material adverse effect on our ability to accurately and timely report our financial information which, in turn, may have a material adverse effect on our financial condition. This could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the price of our Common Stock as well as our access to additional capital.

We may fail to recruit and retain qualified personnel.

We expect to rapidly expand our operations and grow our sales, development and administrative operations. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies for qualified personnel in the areas of our activities, particularly sales, marketing and managed services. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our marketing and managed services activities and service our clients’ needs, and this could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

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

The ERP software, EDI software, MSP and business consulting industries are highly competitive, and we believe that this competition will intensify. Many of our competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger client bases than we do. Our competitors could use these resources to market or develop products or services that are more effective or less costly than any or all of our products or services or that could render any or all of our products or services obsolete. Our competitors could also use their economic strength to influence the market to continue to buy their existing products.

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

Our failure to secure trademark registrations could adversely affect our ability to market our product candidates and our business.

Our trademark applications in the United States and any other jurisdictions where we may file may be denied, and we may not be able to maintain or enforce our registered trademarks. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, with respect to the United States Patent and Trademark Office and any corresponding foreign agencies, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our product candidates and our business.

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

The software and technology industry is highly competitive. If we cannot develop and market desirable products that the public is willing to purchase, we will not be able to compete successfully. Our business may be adversely affected and we may not be able to generate any revenues.

We have many potential competitors in the software industry. We consider the competition to be competent, experienced, and may have greater financial and marketing resources than we do. Our ability to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the development, sales, and marketing of their products than are available to us. Some of the Company’s competitors, also, offer a wider range of software products, have greater name recognition and more extensive customer bases than the Company. These competitors may be able to respond more quickly to new or changing opportunities, customer desires, as well as undertake more extensive promotional activities, offer terms that are more attractive to customers and adopt more aggressive pricing policies than the Company. We cannot provide any assurances that we will be able to compete successfully against present or future competitors or that the competitive pressure we may encounter will not force us to cease operations.

If there are events or circumstances affecting the reliability or security of the internet, access to our website and/or the ability to safeguard confidential information could be impaired causing a negative effect on the financial results of our business operations.

Despite the implementation of security measures, our website infrastructure may be vulnerable to computer viruses, hacking or similar disruptive problems caused by members, other internet users, other connected internet sites, and the interconnecting telecommunications networks. Such problems caused by third-parties could lead to interruptions, delays or cessation of service to our customers. Inappropriate use of the internet by third-parties could also potentially jeopardize the security of confidential information stored in our computer system, which may deter individuals from becoming customers. Such inappropriate use of the internet includes attempting to gain unauthorized access to information or systems, which is commonly known as “cracking” or “hacking.” Although we have implemented security measures, such measures have been circumvented in the past by hackers on other websites on the internet, although our networks have never been breached, and there can be no assurance that any measures we implement would not be circumvented in future. Dealing with problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation of service to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

If we lose the services of any of our key personnel, including Mark Meller and Jeffrey D. Roth, our business may suffer.

We are dependent on Mark Meller, our Chief Executive Officer and key employees in our operating subsidiary, specifically Jeffrey D. Roth, Chief Executive Officer of SWK.  The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. We intend to purchase $1,000,000 key-man term life insurance policies for both Mr. Meller and Mr. Roth.

To service our debt obligations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Any failure to repay our outstanding indebtedness as it matures, could materially adversely impact our business, prospects, financial condition, liquidity, results of operations and cash flows.

Our ability to satisfy our debt obligations and repay or refinance our maturing indebtedness will depend principally upon our future operating performance.

As a result, prevailing economic conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make payments on our debt and comply with the covenants of the line of credit. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, incurring additional debt, issuing equity or convertible securities, utilizing our line of credit, reducing discretionary expenditures and selling certain assets (or combinations thereof). Our ability to execute such alternative financing plans will depend on the capital markets and our financial condition at such time. In addition, our ability to execute such alternative financing plans may be subject to certain restrictions under our existing indebtedness, including our revolving credit facility and our term loan. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants compared to those associated with any debt that is being refinanced, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt obligations, or our inability to refinance our debt obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

Risks Related To Our Securities

Our common stock is quoted on the OTCBB and OTCQB, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCBB and OTCQB. The quotation of our shares on the OTCBB and OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTCBB and OTCQB, which enhances the volatile nature of our equity.

When fewer shares of a security are being traded on the OTCBB and OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood that orders for shares of our common stock will be executed, and current prices may differ significantly from the price that was quoted at the time of entry of the order.

Our stock price is likely to be highly volatile because of our limited public float.

The market price of our common stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility. Other factors that could cause such volatility may include, among other things: actual or anticipated fluctuations in our operating results; the absence of securities analysts covering us and distributing research and recommendations about us; overall stock market fluctuations; economic conditions generally; announcements concerning our business or those of our competitors; our ability to raise capital when we require it, and to raise such capital on favorable terms; conditions or trends in the industry; litigation; changes in market valuations of other similar companies; announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or joint ventures; future sales of common stock; actions initiated by the SEC or other regulatory bodies; and general market conditions. Any of these factors could have a significant and adverse impact on the market price of our common stock. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices which may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our common shares outstanding. We may also have to issue securities that may have rights, preferences and privileges senior to our common stock.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all.

The shares of our common stock are traded on the OTCBB and OTCQB and are thinly traded, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a smaller reporting company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as is currently the case, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

Currently, there is a limited public market for our securities, and there can be no assurances that any public market will ever develop and, even if developed, it is likely to be subject to significant price fluctuations.

We have a trading symbol for our common stock, namely ‘SSNT’. However, our stock has been thinly traded, if at all. Consequently, there can be no assurances as to whether:

●	any market for our shares will develop;

●	the prices at which our common stock will trade; or

●
the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these risk factors, investor perception of our Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

We are subject to the penny stock rules which will make our securities more difficult to sell.

We are subject to the SEC’s “penny stock” rules because our securities sell below $5.00 per share. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

Furthermore, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities. As long as our securities are subject to the penny stock rules, the holders of such securities will find it more difficult to sell their securities.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real property for use in our operations or otherwise. Our main offices are located at 5 Regent Street, Livingston, NJ 07039 where we have 6,986 square feet of office space at a monthly rent of $7,400. The lease expires December 31, 2016. The Company has a two-year lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,100.  The lease expires May 31, 2015.  The Company also leases 2,700 square feet of office space for sales and support in Skokie, Illinois with a monthly rent of $3,000. This lease expires April 30, 2018. The Company also leases 500 square feet for sales and support in Minneapolis, Minnesota with a monthly rent of $885 a month. This lease expires February 2016. The company leases 2,105 square feet of office space in Phoenix, AZ starting at $1,271 and escalating to $2,894 per month by the end of the term September 30, 2019.  We believe our current facilities are sufficient for our current needs and will be adequate, or that suitable additional or substitute space will be available on commercially reasonable terms, for the foreseeable future. We also believe that our insurance coverage adequately covers our interest in our leased space. We have a good relationship with our landlords and believe that these facilities will adequately serve our business purposes for the foreseeable future.

Item 3. Legal Proceedings.

We are not currently involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company our subsidiary, threatened against or affecting our Company, our common stock, our subsidiary or of our Company’s or our Company’s subsidiary’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of Common Stock are quoted on the OTCQB under the symbol “SSNT.” Prior to 2011, our Common Stock was listed under the symbol “TYRIA”. The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB equity security is not listed or traded on a national securities exchange.

The following table sets forth the high and low bid price for our common stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal 2013:
First Quarter (January 1 – March 31)	$6.00	$1.50
Second Quarter (April 1 – June 30)	$6.90	$3.33
Third Quarter (July 1 – September 30)	$5.10	$2.10
Fourth Quarter (October 1 – December 31)	$4.20	$1.80

Fiscal 2014:
First Quarter (January 1 – March 31)	$4.20	$2.10
Second Quarter (April 1 – June 30)	$6.00	$3.60
Third Quarter (July 1 – September 30)	$6.00	$3.00
Fourth Quarter (October 1 – December 31)	$9.00	$1.80

(b) Holders of Common Equity

As of March 30, 2015, there were 735 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

(c) Dividend Information

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

There are 163,846 outstanding options to purchase our securities.

In May 2012, the Company issued approximately 96,000 Common Stock options from the 2004 Stock Incentive Plan with a weighted average exercise price of $4.80 and an expected life of five (5) years.  Approximately, 75,000 of the Common Stock options vest immediately. The remaining 21,000 options shall vest as follows: fifty percent (50%) at the grant date; and the balance vested ratably over a three-year period.

In February 2014, the Company granted 50,000 incentive stock options with an exercise price of $4.50 per option to certain non-executive employees under the 2004 Stock Incentive Plan.  Approximately 25,000 of the options vest immediately with the remaining 50% vesting ratably over a three-year period.

In May 2014, the Company granted 20,000 incentive stock options with an exercise price of $4.50 per option to Mr. Alan H. Hardy under the 2004 Stock Incentive Plan. The Options shall vest at 20% year over year for five years.

In July 2014, the Company granted 10,000 incentive stock options with an exercise price of $4.50 per option to certain non-executive employees under the 2004 Stock Incentive Plan.  Options vest immediately.

During 2014, the Company issued 4,176 shares of common stock in a cashless exercise of 8,333 warrants shares at an exercise price of $3.60 per share.

The following table sets forth information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

	All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders.	163,846	$4.50	19,393
Total	163,846	$4.50	19,393

2004 Stock Incentive Plan

The Company adopted the 2004 Stock Incentive as the amended Plan (the “2004 Plan”) in order to attract and retain qualified employees, directors, independent contractors or agents of the Company.  The 2004 Plan terminated on September 29, 2014; options granted before that date were not affected by plan termination. At December 31, 2014 and 2013, 163,846 and 89,116 options remained outstanding under the 2004 Plan, respectively.

2004 Directors’ and Officers’ Stock Incentive Plan

The Company adopted the 2004 Directors’ and Officers’ Stock Incentive Plan (the “2004 D&O Plan”) in order to provide long-term incentive and rewards to officers and directors of the Company and subsidiary and to attract and retain qualified employees, directors, independent contractors or agents of the Company. The 2004 D&O Plan terminated on September 29, 2014 and as of March 30, 2015, no securities were issued.

2007 Consultant Stock Incentive Plan

The Company adopted the 2007 Consultant Stock Incentive Plan (the “2007 Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents (“Eligible Participants”) of the Company; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company’s stockholders.  The Company has reserved 19,393 shares for issuance under this plan. Awards under the 2007 Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the 2007 Plan. The price shall be equal to or greater than 50% of the fair market value of such shares on the date of grant of such award. The Board shall determine the extent to which awards shall be payable in cash, shares of the Company’s Common Stock or any combination thereof.  The 2007 Plan (but not the awards theretofore granted under the 2007 Plan) shall terminate on January 22, 2017 and no awards shall be granted thereafter. As of March 30, 2015, no securities were issued pursuant to the 2007 Plan.

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

In addition, we have developed a proprietary series of cloud-based, SaaS business management solutions created specifically for the U.S. craft brewery and distribution industry.  Currently, implementations of our proprietary SaaS solutions, marketed and branded as BeerRun, BrewPub, Brew X ERP (powered by Sage ERP X3) and the Distributor Relationship Management System, have been sold to 126 craft breweries throughout the United Stated and 10 internationally.  These innovative solutions provide brew masters with a single, turnkey database batch/process solution capable of managing their manufacturing operations – from forecasting and planning to recipe management to inventory control and traceability, among other critical business functions, including TTB reporting.

We also provide managed IT services to our customers.  As Microsoft Certified Systems Engineers and Microsoft Certified Professionals, our staff offers a host of mission critical services, including remote network monitoring, server implementation, support and assistance, operation and maintenance of large central systems, technical design of network infrastructure, technical troubleshooting for large scale problems, network and server security, and back-up, archiving and storage of data from servers.  We compete with numerous large and small companies in this market sector, both nationally and locally.

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

Investing in the acquisition of other companies and proprietary business management solutions has been an important growth strategy for our Company, allowing us to rapidly offer new products and services, expand into new geographic markets and create new and exciting profit centers.  To date, we have completed a series of strategic ventures that have served to fundamentally strengthen our Company’s operating platform and materially expand our footprint to nearly every U.S. state.  More specifically, over the past seven years, we have outright acquired, acquired select assets of or entered into revenue sharing agreements with Business Tech Solutions Group, Inc.; Wolen Katz Associates; AMP-BEST Consulting, Inc.; IncorTech; Micro-Point, Inc.; HighTower, Inc.; Point Solutions, LLC; SGEN, LLC., and ESC, Inc.

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

During 2014 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth. Some of the key highlights for 2014 are as follows:

1) Revenues increased 23.4% from the prior year.
2) Income from operations increased to $470,651 as compared to $258,604 in the prior year.
3) Net income was $192,901 as compared to $322,548 in the prior year.
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

Revenues

Revenues for the year ended December 31, 2014 increased $4,063,723 (23.4%) to $21,463,774 as compared to $17,400,051 for the year ended December 31, 2013.   Software sales increased by $250,578 to $3,669,732 in 2014 from $3,419,154 in 2013 for an overall increase of 7.3%.  This increase was primarily due to an increase in sales of our accounting software products, such as Sage ERP X3, cloud solutions Netsuite and Acumatica, and Accellos Warehouse Management.  Service revenue increased by $3,813,145 to $17,794,042 in 2014 from $13,980,897 in 2013 for an overall increase of 27.3%. The overall increases are primarily due to the continued marketing efforts and very competitive pricing, and the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments.

Gross Profit

Gross profit for the year ended December 31, 2014 increased $1,822,923 (27%) to $8,573,064 as compared to $6,750,141 for the year ended December 31, 2013. The increase in overall gross profit for this period is attributed to the increase in revenues from existing business, including the revenues from the ESC acquisition.  For the year ended December 31, 2014, the overall gross profit percentage was 39.9% as compared to 38.8 % for the year ended December 31, 2013.   The gross profit attributed to software sales increased $86,419 to $1,798,431 for 2014 from $1,712,012 in 2013 which resulted in a decrease in the gross profit percentage from 52% to 46%. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary. The gross profit attributed to services increased $1,736,504 from 2013 to 2014 primarily due to the implementations of larger scale accounting systems. The gross profit percentage attributed to services also increased to 38% in 2014 from 36% in 2013. In addition, the Company will often enter into agreements with former resellers to take over their customers in exchange for being paid a commission for a period of time. The Company currently has 12 of these arrangements in place, which had the result of reducing the Company’s reported gross profit percentage by less than 0.85% for 2014.

Operating Expenses

Selling and marketing expenses increased $82,160 (2.5%) to $3,326,497 for the year ended December 31, 2014 compared to $3,244,337 for the year ended December 31, 2013 due to increased sales personnel and travel expenses as a result of the increase in sales activity to provide for future growth.

General and administrative expenses increased $1,353,468 (46.2%) to $4,281,090 for the year ended December 31, 2014 as compared to $2,927,622 for the year ended December 31, 2013 primarily as a result of increases in payroll and related expenses associated with the addition of management personnel and incremental costs associated with the acquisition of ESC.

During the year ended December 31, 2014, the Company recognized $130,253 of share-based compensation expense as a result of the granting of stock options to some of its non-executive employees as compared to $17,616 for 2013.

Depreciation and amortization expense increased $62,611 for the year ended December 31, 2014 to $364,573 as compared to $301,962 for the year ended December 31, 2013. This increase is primarily attributed to the increase in amortization associated with the intangible assets acquired the ESC acquisition in 2014.

Income (Loss) from Operations

For the year ended December 31, 2014, the Company had income from operations of $470,651 as compared to income from operations of $258,604 for the year ended December 31, 2013.

Other Income (Expense)

For the year ended December 31, 2014, the Company had other expense of $59,750 as compared to $56,056 for the year ended December 31, 2013.

Income Taxes

For the year ended December 31, 2014, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense which is generally never tax deductible for the Company.

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

Net Income (Loss)

For year ended December 31, 2014, the Company had net income of $192,901 as compared to a net income of $322,548 for the year ended December 31, 2013 for the reasons mentioned above.

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

In addition to developing new products, obtaining new customers and increasing sales to existing customers, management plans to increase its business and profitability by entering into collaboration agreements, buying assets, and acquiring companies in the business software and information technology consulting market with solid revenue streams and established customer bases that generate positive cash flow.

In October 2011, the Company obtained a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000.  On August 1, 2013, the Company negotiated a new line of credit and term loan from the bank. The term of the line is for two years and expires on July 31, 2015. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At December 31, 2014, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth. As of December 31, 2014, the availability under this line was $750,000.

Under the term loan, the Company borrowed $350,000 in July 2013 from a bank. The term of the loan is for two years and expires on July 31, 2015. Monthly payments are at $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  At December 31, 2014 the outstanding balance was $106,559.

During the year ended December 31, 2014, the Company had a net increase in cash of $545,445.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $992,949 in cash from operating activities for the year ended December 31, 2014 as compared to generating $740,996 of cash for operating activities for the year ended December 31, 2013. This increase in cash provided by operating activities is primarily attributed to an increase in deferred revenues and an increase in accounts receivable offset partially by an increase in accounts payable and accrued expenses.

Cash used in investing activities

Investing activities for the year ended December 31, 2014 used cash of $152,991 as compared to using $30,364 of cash for the year ended December 31, 2013. This decrease in cash is attributed to higher purchases of property and equipment and capitalization of internally developed software costs.

Cash provided by financing activities

Financing activities for the year ended December 31, 2014 used cash of $294,513 as compared to an increase of $47,777 of cash for the year ended December 31, 2013. This decrease in cash provided from financing activities is mostly attributed to the repayments of the bank term loan, repayment of the ESC acquisition term loan, capital lease payments and repayment of a related party note.

The Company believes that as a result of the growth in business, and the availability of its credit line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2014.

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

With respect to maintenance services, upon the completion of one year from the date of sale, the Company offers customers an optional annual software maintenance and support agreement for subsequent one-year periods. Maintenance and support agreements are recorded as deferred revenue and recognized over the respective terms of the agreements, which typically range from three months to one year and are included in service revenue in the Consolidated Statement of Income.

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

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed or certain obligations are met.

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.

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

Off Balance Sheet Arrangements

During fiscal 2014, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-20 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2014.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with Generally Accepted Accounting Principles (“GAAP”). Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the 2013 framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

(b) Management’s Report on Internal Control over Financial Reporting

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15 under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s PEO and PFO concluded that the Company’s internal control over financial reporting was not effective due to our limited finance staff and the corresponding impact on the segregation of duties, as well as the ineffective management review of complex transactions in the consolidated financial statements, and because such information was not accumulated and communicated to the Company’s management to enable timely decisions regarding required disclosure.

Notwithstanding the material weakness, management believes that the consolidated financial statements which are included in this Annual Quarterly Report on Form 10-K fairly present, in all material respects, the financial position of the Company at December 31, 2014 and their consolidated results of operations and cash flows for each of the twelve months ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 3, 2015:

Name	Age	Position	Officer and/or Director Since

Mark Meller	55	Chairman, President, Chief Executive Officer and Director	2003

Crandall Melvin III	58	Chief Financial Officer	2015

Stanley Wunderlich	63	Director	2011

Joseph Macaluso	63	Director	2015

Mark Meller, Chief Executive Officer, President, Director

Mr. Mark Meller has been the President and Director of the Company since September 15, 2003, and was further appointed Chief Executive Officer on September 1, 2004. He became Chairman of the Board on May 10, 2009. Mr. Meller is currently the President, Chief Executive Officer and Chairman of the Board of Directors. From September 2003 through January 2015, he was Chief Financial Officer of the Company. From October 2004 until February 2007, Mr. Meller was the President, Chief Executive Officer, Chief Financial Officer and Director of Deep Field Technologies, Inc. From December 15, 2004 until September 2009, Mr. Meller was the President, Chief Executive Officer, Chief Financial Officer and Director of MM2 Group, Inc. From August 29, 2005 until August 2006, Mr. Meller was the President, Chief Executive Officer and Chief Financial Officer of iVoice Technology, Inc. From 1988 until 2003, Mr. Meller was Chief Executive Officer of Bristol Townsend and Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc, a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs (LBO’s). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

Mr. Meller has a B.A. from the State University of New York at Binghamton and a J.D. from the Boston University School of Law.

In evaluating Mr. Meller’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his experience in the industry and his knowledge of running and managing the Company.

Crandall Melvin III, Chief Financial Officer

Crandall Melvin III combines over 30 years of experience in public accounting and industry, holding a number of senior management positions following a 5 year career in retail, commercial banking and equipment leasing. Mr. Melvin is also currently the CFO of SWK, the Company’s operating subsidiary, and has been so since 2007.

From 2002 to 2006, he was Co-Founder and Chief Operating Officer of AMP-Best Consulting, Inc. (“AMP-Best”) a company involved in software sales and implementation.  AMP-Best was acquired by SWK Technologies in 2006.  From 1993 to 2002, he worked in public accounting in Alaska and New York, and is currently a Certified Public Accountant licensed in the State of New York and also holds the designation of Certified Global Management Accountant. Mr. Melvin is also currently a director of Community Baseball of Central New York, Inc. the Minor League AAA affiliate of The Washington Nationals.  Mr. Melvin has also served on boards of directors of various not-for-profit organizations located in the Syracuse Area.

Mr. Melvin has an undergraduate degree from the University of Southern California and an MBA from Syracuse University with additional graduate studies from the University of Alaska at Anchorage.

Stanley Wunderlich, Director

Mr. Stanley Wunderlich has over 40 years of experience on Wall Street as a business owner and consultant. Mr. Wunderlich is a founding partner and has been Chairman and Chief Executive Officer of Consulting for Strategic Growth 1, specializing in investor and media relations and the formation of capital for early-growth stage companies both domestic and international, from 2000 through the present. Since 1987, he has been the Chief Executive Officer of Consulting For Strategic Growth 1, Ltd.

Mr. Wunderlich has a Bachelor’s degree from Brooklyn College.

In evaluating Mr. Wunderlich’s experience, qualifications, attributes and skills in connection with his appointment to our Board, we took into account his experience in finance and investor relations.

Joseph Macaluso, Director

Joseph Macaluso has over 30 years of experience in financial management. Mr. Macaluso has been the Principal Accounting Officer of Tel-Instrument Electronics Corp., a developer and manufacturer of avionics test equipment for both the commercial and military markets since 2002. Previously, he had been involved in companies in the medical device and technology industries holding positions including Chief Financial Officer, Treasurer and Controller. He has a B.S. in Accounting from Fairfield University.

In evaluating Mr. Macaluso’s specific experience, qualifications, attributes and skills in connection with his appointment to Board, we took into account his expertise in general management, finance, corporate governance and strategic planning, as well as his experience in operations and mergers and acquisitions.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition and Director Independence

As of the date of this prospectus, our board of directors consists of three members: Mr. Mark Meller, Mr. Stanley Wunderlich, and Mr. Joseph Macaluso. The Board is currently evaluating additional candidates for appointment to the board of directors upon the effectiveness of the registration statement of which this prospectus forms a part. The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Mr. Wunderlich and Mr. Macaluso have qualified as independent and that he has no material relationship with us that might interfere with his or her exercise of independent judgment.

Board Committees

Currently, the Audit Committee consists of Mr. Mark Meller, the Company’s Chief Executive Officer and President, Mr. Stanley Wunderlich and Joseph Macaluso. The Audit Committee has two (2) independent members and Mr. Macaluso may be deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended.

The Company does not currently have a standing nominating committee or compensation committee.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2014, were timely.

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

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company our subsidiary or has a material interest adverse to our Company or our subsidiary. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2014 and 2013.

Name and Position(s)	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total Compensation($)
Mark Meller	2014	$480,491	$16,859	$0	$0	$0	$0	$0	$497,350
President, Chief Executive Officer, Chief Financial Officer President and Director	2013	$436,506	$0	$0	$0	$0	$0	$0	$436,506

Crandall Melvin III(1)	2014	$181,730	$17,000	$0	$0	$0	$0	$0	$198,730
Chief Financial Officer	2013	$174,999	$10,000	$0	$0	$0	$0	$0	$184,999

(1)      On January 29, 2015, Crandall Melvin III was appointed CFO of the Company.  The compensation listed in the above table for Mr. Melvin was earned by him as the Chief Financial Officer of the Company’s wholly-owned subsidiary, SWK Technologies, Inc.

Mark Meller, Chief Executive Officer

The Company has an Employment Agreement with Mark Meller, President and Chief Executive Officer of the Company, which began on September 15, 2003, was extended on September 15, 2010 (the “Renewal Date”), and expires on September 15, 2017. As of the renewal date, the Company agreed to pay Mr. Meller an annual salary of $318,881 per annum, with a ten percent (10%) increase every year thereafter. As of December 31, 2014, Mr. Meller agreed to accept a base salary of $480,491 for 2014.

Potential Payments upon Termination or Change in Control
Mr. Meller’s employment agreement (the “Meller Employment Agreement”) provides for a severance payment to him of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control (as defined in the Meller Employment Agreement).

Total amounts owed to Mr. Meller as of December 31, 2014 and December 31, 2013, representing accrued interest totaled $0 and $2,672 respectively.

Outstanding Equity Awards at Fiscal Year-End 2014

The Company had no outstanding equity awards at the end of the most recent completed fiscal year.

Director Compensation

We pay only our independent directors for their service on our board of directors. Mr. Wunderlich will be paid $1,000 per month, payable at the end of each fiscal quarter for his service as a member of the board. Mr. Macaluso will be paid $1,500 per month, payable at the end of each fiscal quarter for his service as a member of the board and as Chairman of the Audit Committee.

The following Director Compensation Table sets forth the compensation of our directors for the fiscal year ending on December 31, 2014.

Director Compensation for Fiscal 2014

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley Wunderlich	12,000	—	—	—	—	—	12,000

Joseph Macaluso(1)	—	—	—	—	—	—	—

(1) Joseph Macaluso was appointed as a director on January 29, 2015.

Director Agreements

On July 26, 2011, we entered into a director agreement with Stanley Wunderlich, pursuant to which Mr. Wunderlich was appointed to the Board effective July 26, 2011.   On August 3, 2011 the Company entered into an amended and restated director agreement (the “Amended Agreement”). The term of the Amended Agreement is one year from August 3, 2011. The Amended Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Wunderlich is re-elected to the Board. In connection with a recapitalization of the Company in 2012, Mr. Wunderlich and the Company agreed to amend the Amended Director Agreement to (i) change the Stipend to $1,000 per month, payable quarterly; (ii) to forego the issuance of any warrants due to Wunderlich under the Amended Agreement; and (iii) to cancel the future issuance of any warrants due to Mr. Wunderlich under the Amended Agreement. To date no warrants have been issued pursuant to this agreement.

On January 29, 2015, we entered into a director agreement (“Macaluso Director Agreement”) with Joseph Macaluso, pursuant to which Mr. Macaluso was appointed to the Board effective January 29, 2015 (the “Effective Date”). The Macaluso Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Macaluso is re-elected to the Board. Under the Macaluso Director Agreement, Mr. Macaluso is to be paid a stipend of one thousand five hundred dollars ($1,500) (the “Stipend”) per month, payable at the end of each fiscal quarter. Additionally, Mr. Macaluso shall receive warrants (the “Warrants”) to purchase such number of shares of the Company’s Common Stock, as shall equal (the “Formula”) (A) $20,000 divided by (B) the closing price of the Common Stock on the OTC Markets on the date of grant of the Warrant.  The exercise price of the Warrant shall be the closing price on the date of the grant of such Warrant (the “Grant Date”) plus $0.01. The Warrant shall be fully vested upon receipt thereof (the “Vesting Date”). To date no warrants have been issued pursuant to this agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 3, 2015 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 3, 2015. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 3, 2015 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o SilverSun Technologies, Inc. at 5 Regent Street Livingston, NJ 07039.

Name and Address of Beneficial	Outstanding Common Stock	Percentage of Ownership of Common Stock(1)	Outstanding Preferred Stock	Percentage Ownership of Preferred Stock(2)
5% Beneficial Shareholders
Jeffrey Roth(3)	1,067,181	24.64%	—	—

Officers and Directors
Mark Meller(4) Chief Executive Officer, President and Chairman	2,006,533	46.33%	1	100%

Crandall Melvin III Chief Financial Officer	74,588	1.72%	—	—

Joseph P. Macaluso Director	—	—	—	—

Stanley Wunderlich Director	23,333	*	—	—

Officers and Directors as a Group (4 persons)	2,104,454	48.59%	1	100%

* denotes less than 1%

(1)      Based on 4,330,545 shares of Common Stock outstanding as of March 30, 2015. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)      Based on one share of Series B Preferred Stock outstanding as of March 30, 2015. Each share of the Series B Preferred has voting rights equal to (x) the total issued and outstanding Common Stock and preferred stock eligible to vote at the time of the respective vote divided by (y) forty nine one-hundredths (0.49) minus (z) the total issued and outstanding Common Stock and preferred stock eligible to vote at the time of the respective vote.

(3) Mr. Roth is Chief Executive Officer of SWK, Technologies, Inc., a wholly-owned subsidiary of SilverSun Technologies, Inc.

DESCRIPTION OF SECURITIES

In the discussion that follows, we have summarized selected provisions of our certificate of incorporation, bylaws and the Delaware General Corporation Law relating to our capital stock. This summary is not complete. This discussion is subject to the relevant provisions of Delaware law and is qualified by reference to our certificate of incorporation and our bylaws. You should read the provisions of our certificate of incorporation and our bylaws as currently in effect for provisions that may be important to you.

On February 4, 2015 the Company effected the Reverse Stock Split and every thirty (30) shares of outstanding Common Stock decreased to one (1) share of Common Stock. Similarly, the number of shares of Common Stock into which each outstanding option and warrant to purchase Common Stock is to be exercisable decreased on 1-for-30 basis and the exercise price of each outstanding option and warrant to purchase Common Stock increased proportionately.

On January 29, 2015 the Company filed an amendment to its fourth amended and restated certificate of incorporation (the “Amendment”) with the Secretary of State of Delaware. The Amendment (i) reflected the Reverse Stock Split; (ii) combined the Company’s Class A Common Stock, par value $0.00001 per share (the “Class A Common Stock”) and the Company’s Class B Common Stock, par value $0.00001 per share (the “Class B Common Stock”) into one class of general common stock, par value $0.00001 (the “Common Stock”); and (iii) reduced the number of authorized shares of Common Stock from 750,000,000 to 75,000,000.

Authorized Capital Stock

We are authorized to issue up to 76,000,000 shares of capital stock consisting of: 75,000,000 shares of Common Stock, par value $0.00001 per share and 1,000,000 shares of preferred stock, par value of $0.001 per share.   As of March 30, 2015, 4,330,545 shares of Common Stock were issued and outstanding, no shares of preferred stock were issued and outstanding and 163,846 shares of Common Stock were reserved for issuance under our outstanding options and warrants as described below.

Common Stock

Each holder of our Common Stock is entitled to one vote for each share held of record. Holders of our Common Stock have no preemptive, subscription, conversion, or redemption rights.  Upon liquidation, dissolution or winding-up, the holders of Common Stock are entitled to receive our net assets pro rata. Each holder of Common Stock is entitled to receive ratably any dividends declared by our board of directors out of funds legally available for the payment of dividends. We have not paid any dividends on our Common Stock and do not contemplate doing so in the foreseeable future. We anticipate that any earnings generated from operations will be used to finance our growth.

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock, par value $0.001 per share from time to time.

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

On January 12, 2012, the Series A Convertible Preferred Stock was converted into 2,385,650 shares of Common Stock. As of March 30, 2015, the Company has authorized 2 shares of Series A Preferred Stock, of which none are issued or outstanding.

Series B Preferred Stock

The Series B Preferred Stock has the rights, privileges, preferences and restrictions set forth in the Certificate of Designation (the “Certificate of Designation”) filed by the Corporation with the Secretary of State of the State of Delaware (“Delaware Secretary of State”) on September 23, 2011.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the Series B Preferred holders shall be entitled to receive, on parity with the Common Stock holders, assets of the Company available for distribution to the holders of capital stock of the Company. The holders of Series B preferred shall not have any priority of preference with respect to any assets of the Company.

So long as any shares of Series B Preferred are outstanding, the Company shall not, without first obtaining the unanimous written consent of the holders of Series B Preferred, alter or change the rights, preferences or privileges of the Series B Preferred so as to affect adversely the holders of Series B Preferred.

Each share of the Series B Preferred shall have voting rights equal to (x) the total issued and outstanding Common Stock and preferred stock eligible to vote at the time of the respective vote divided by (y) forty nine one-hundredths (0.49) minus (z) the total issued and outstanding Common Stock and preferred stock eligible to vote at the time of the respective vote.  For the avoidance of doubt, if the total issued and outstanding Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of the Series B Preferred Stock shall be equal to 5,204,082 (e.g. (5,000,000 / 0.49) – 5,000,000 = 5,204,082).

On September 23, 2011, SilverSun Technologies, Inc., entered into a Series B preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) with Mr. Meller, pursuant to which Mr. Meller was issued one  authorized share of Series B Preferred Stock (“Series B”), par value $0.001 per share.  Mr. Meller was issued one share of Series B as partial consideration for personally guaranteeing repayment of the Notes. As of March 3, 2015, the Company has authorized 1 share of Series B Preferred Stock, of which 1 shares is issued and outstanding. On March 29, 2015, Mr. Meller returned his share of Series B Preferred Stock to the treasury, and, subject to shareholder approval, the Board approved the cancellation of the Series B Preferred Stock Certificate of Designation.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Warrants

As of March 30, 2015 there are 203,094 outstanding warrants to purchase shares of our Common Stock.

Exercisability. The warrants are exercisable upon vesting schedule at any time up to the date that is five (5) years from the date of issuance. The warrants will be exercisable, at the option of each holder, in whole or in part by delivering to us a duly executed exercise notice accompanied by payment in full for the number of shares of our common stock purchased upon such exercise (except in the case of a cashless exercise as discussed below). Each warrant will be exercisable to purchase one share of common stock, subject to certain adjustments. Unless otherwise specified in the warrant, the holder will not have the right to exercise any portion of the warrant if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the warrants.

Cashless Exercise. The holder may, in its sole discretion, exercise the warrant in whole or in part and, in lieu of making the cash payment otherwise contemplated to be made to us upon such exercise in payment of the aggregate exercise price, elect instead to receive upon such exercise the net number of shares of common stock determined according to the formula set forth in the warrant. In no event shall we be required to make any cash payments or net cash settlement to the registered holder in lieu of issuance of common stock underlying the warrants.

Exercise Price. The initial exercise price per share of common stock purchasable upon exercise of the warrants is $5.30 per share. The exercise price is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock and also upon any distributions of assets, including cash, stock or other property to our stockholders.

Certain Adjustments. The exercise price and the number of shares of common stock purchasable upon the exercise of the warrants are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, combinations and reclassifications of our common stock.

Transferability. Subject to applicable laws, the warrants may be transferred at the option of the holders upon surrender of the warrants to us together with the appropriate instruments of transfer.

Fundamental Transaction. If, at any time while the warrants are outstanding, (1) we consolidate or merge with or into another corporation and we are not the surviving corporation, (2) we sell, lease, license, assign, transfer, convey or otherwise dispose of all or substantially all of our assets, (3) any purchase offer, tender offer or exchange offer (whether by us or another individual or entity) is completed pursuant to which holders of our shares of common stock are permitted to sell, tender or exchange their shares of common stock for other securities, cash or property and has been accepted by the holders of 50% or more of our outstanding shares of common stock, (4) we effect any reclassification or recapitalization of our shares of common stock or any compulsory share exchange pursuant to which our shares of common stock are converted into or exchanged for other securities, cash or property, or (5) we consummate a stock or share purchase agreement or other business combination with another person or entity whereby such other person or entity acquires more than 50% of our outstanding shares of common stock (each, a "Fundamental Transaction"), then upon any subsequent exercise of the warrants, the holders thereof will have the right to receive the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of the number of warrant shares then issuable upon exercise of the warrant, and any additional consideration payable as part of the Fundamental Transaction.

Rights as a Stockholder. Except as otherwise provided in the warrants or by virtue of such holder's ownership of shares of our common stock, the holder of a warrant does not have the rights or privileges of a holder of our common stock, including any voting rights, until the holder exercises the warrant.

Options and Stock Awards

There are 163,846 outstanding options to purchase our securities.

In May 2012, the Company issued approximately 96,000 Common Stock options from the 2004 Stock Incentive Plan with a weighted average exercise price of $4.80 and an expected life of five (5) years.  Approximately, 75,000 of the Common Stock options vest immediately. The remaining 21,000 options shall vest as follows: fifty percent (50%) at the grant date; and the balance vested ratably over a three-year period.

In February 2014, the Company granted 50,000 incentive stock options with an exercise price of $4.50 per option to certain non-executive employees under the 2004 Stock Incentive Plan.  Approximately 25,000 of the options vest immediately with the remaining 50% vesting ratably over a three-year period.

In May 2014, the Company granted 20,000 incentive stock options with an exercise price of $4.50 per option to Mr. Alan H. Hardy under the 2004 Stock Incentive Plan. The Options shall vest at 20% year over year for five years.

In July 2014, the Company granted 10,000 incentive stock options with an exercise price of $4.50 per option to certain non-executive employees under the 2004 Stock Incentive Plan.  Options vest immediately.

2004 Stock Incentive Plan

The Company adopted the 2004 Stock Incentive as the amended Plan (the “2004 Plan”) order to attract and retain qualified employees, directors, independent contractors or agents of the Company.  The 2004 Plan terminated on September 29, 2014; options granted before that date were not affected by plan termination. At December 31, 2014 and 2013, 163,846 and 89,116 options remained outstanding under the 2004 Plan respectively.

2004 Directors’ and Officers’ Stock Incentive Plan

The Company adopted the 2004 Directors’ and Officers’ Stock Incentive Plan (the “2004 D&O Plan”) in order to provide long-term incentive and rewards to officers and directors of the Company and subsidiary and to attract and retain qualified employees, directors, independent contractors or agents of the Company. The 2004 D&O Plan was terminated on September 29, 2014 and no awards shall be granted thereafter. As of March 30, 2015, no securities were issued pursuant to the 2004 D&O Plan.

2007 Consultant Stock Incentive Plan

The Company adopted the 2007 Consultant Stock Incentive Plan (the “2007 Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents (“Eligible Participants”) of the Company; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company’s stockholders.  The Company has reserved 19,393 shares for issuance under this plan. Awards under the 2007 Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the 2007 Plan. The price shall be equal to or greater than 50% of the fair market value of such shares on the date of grant of such award. The Board shall determine the extent to which awards shall be payable in cash, shares of the Company’s Common Stock or any combination thereof.  The Board may determine that all or a portion of a payment to a participant under the Plan, whether it is to be made in cash, shares of the Company’s Common Stock or a combination thereof shall be deferred.  Deferrals shall be for such periods and upon such terms as the Board may determine in its sole discretion. The 2007 Plan (but not the awards theretofore granted under the 2007 Plan) shall terminate on January 22, 2017 and no awards shall be granted thereafter. As of March 3, 2015, no securities were issued pursuant to the 2007 Plan.

Anti-Takeover Provisions

Provisions of the DGCL and our certificate of incorporation and bylaws could make it more difficult to acquire us by means of a tender offer, a proxy contest or otherwise, or to remove incumbent officers and directors. These provisions, summarized below, are expected to discourage certain types of coercive takeover practices and takeover bids that our board of directors may consider inadequate and to encourage persons seeking to acquire control of us to first negotiate with our board of directors. We believe that the benefits of increased protection of our ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure us outweigh the disadvantages of discouraging takeover or acquisition proposals because, among other things, negotiation of these proposals could result in improved terms for our stockholders.

Delaware Anti-Takeover Statute. We were subject to Section 203 of the DGCL, an anti-takeover statute. In general, Section 203 of the DGCL prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the time the person became an interested stockholder, unless the business combination or the acquisition of shares that resulted in a stockholder becoming an interested stockholder is approved in a prescribed manner. Generally, a “business combination” includes a merger, asset or stock sale, or other transaction resulting in a financial benefit to the interested stockholder. Generally, an “interested stockholder” is a person who, together with affiliates and associates, owns (or within three years prior to the determination of interested stockholder status did own) 15% or more of a corporation’s voting stock. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by the board of directors, including discouraging attempts that might result in a premium over the market price for the shares of Common Stock held by stockholders.

As of March 3, 2015, we are not subject to Section 203 of the DGCL because we do not have a class of voting stock that is listed on a national securities exchange or held of record by more than 2,000 stockholders and we have not elected by a provision in our original certificate of incorporation to be governed by Section 203. Unless we adopt an amendment of our certificate of incorporation by action of our stockholders expressly electing not to be governed by Section 203, we would generally become subject to Section 203 of the DGCL at such time that we have a class of voting stock that is either listed on a national securities exchange or held of record by more than 2,000 stockholders, except that the restrictions contained in Section 203 would not apply if the business combination is with an interested stockholder who became an interested stockholder before the time that we have a class of voting stock that is either listed on a national securities exchange or held of record by more than 2,000 stockholders.

Amendments to Our Certificate of Incorporation. Under the DGCL, the affirmative vote of a majority of the outstanding shares entitled to vote thereon and a majority of the outstanding stock of each class entitled to vote thereon is required to amend a corporation’s certificate of incorporation. Under the DGCL, the holders of the outstanding shares of a class of our capital stock shall be entitled to vote as a class upon a proposed amendment, whether or not entitled to vote thereon by the certificate of incorporation, if the amendment would:

• increase or decrease the aggregate number of authorized shares of such class;

• increase or decrease the par value of the shares of such class; or

• alter or change the powers, preferences or special rights of the shares of such class so as to affect them adversely.

If any proposed amendment would alter or change the powers, preferences or special rights of one or more series of any class of our capital stock so as to affect them adversely, but shall not so affect the entire class, then only the shares of the series so affected by the amendment shall be considered a separate class for the purposes of this provision.

Vacancies in the Board of Directors. Our bylaws provide that, subject to limitations, any vacancy occurring in our board of directors for any reason may be filled by a majority of the remaining members of our board of directors then in office, even if such majority is less than a quorum. Each director so elected shall hold office until the expiration of the term of the other directors. Each such directors shall hold office until his or her successor is elected and qualified, or until the earlier of his or her death, resignation or removal.

Special Meetings of Stockholders. Under our bylaws, special meetings of stockholders may be called by the directors or by any officer instructed by the directors to call the meeting. Under the DGCL, written notice of any special meeting must be given not less than 10 nor more than 60 days before the date of the special meeting to each stockholder entitled to vote at such meeting.

No Cumulative Voting. The DGCL provides that stockholders are denied the right to cumulate votes in the election of directors unless our certificate of incorporation provides otherwise. Our certificate of incorporation does not provide for cumulative voting.

Item 13. Certain Relationships and Related Transactions.

On October 19, 2010, the Company borrowed $45,000 in exchange for issuing the Meller Note payable to Mr. Meller. The Meller Note is not collateralized, and carries an interest rate of three percent (3%) per annum on the unpaid balance. In January 2013, Mr. Meller extended the due date of the Meller Note to January 2014. In January 2014, Mr. Meller extended the due date of the Meller Note to January 2015. The outstanding balance at December 31, 2014 was $0 and December 31, 2013 was $20,000. The Meller Note was paid in full in October 2014.

The Company leases its North Syracuse office space from its current CFO, Crandall Melvin III. The monthly rent for this office space is $2,100.

Director Independence

The common stock of the Company is currently quoted on the OTCBB and OTCQB, quotation systems which currently do not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the Nasdaq and the American Stock Exchange.

As of December 31, 2014, the Board determined that Mr. Wunderlich is independent.

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

Services	2014	2013
Audit Fees	$65,500	$52,500

Audit - Related Fees	14,500	16,500

Tax fees	$21,250	$19,850

All Other Fees (a)	32,400	4,850

Total	$133,650	$93,700

(a)
 All other fees include fees primarily for review and other services related to pending securities registration documents, assistance with other document reviews and assistance with revenue agent examination.

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003).
31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant t to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSUN TECHNOLOGIES, INC.

Date: March 31, 2015	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Date: March 31, 2015	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark Meller	Principal Executive Officer	March 31, 2015
Mark Meller

/s/ Stanley Wunderlich	Director	March 31, 2015
Stanley Wunderlich

/s/ Joseph Macaluso	Director	March 31, 2015
Joseph Macaluso

/s/ Crandall Melvin III	Principal Financial Officer	March 31, 2015
Crandall Melvin III

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
SilverSun Technologies, Inc.

We have audited the accompanying consolidated balance sheets of SilverSun Technologies, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the consolidated results of income and cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP
East Hanover, NJ
March 31, 2015

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,308,337	$762,892
Accounts receivable, net of allowance of $125,000 and $80,000	2,097,454	1,574,996
Unbilled services	230,000	90,000
Prepaid expenses and other current assets	195,779	69,276
Deferred tax assets - current	38,000	40,000

Total current assets	3,869,570	2,537,164

Property, plant and equipment, net	295,054	241,895
Intangible assets, net	809,481	687,880
Goodwill	56,000	-
Deferred tax assets	-	80,000
Deposits and other assets	26,725	22,836

Total assets	$5,056,830	$3,569,775

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,393,541	$1,159,719
Accrued expenses	794,157	676,510
Accrued interest	14,716	13,291
Income taxes payable	76,000	-
Due to related party	-	2,672
Note payable to related party	-	20,000
Long term debt – current portion	174,578	175,000
Capital lease obligations – current portion	65,269	53,726
Deferred revenue	2,215,114	1,715,555

Total current liabilities	4,733,375	3,816,473

Long term debt net of current portion	242,926	104,517
Capital lease obligations net of current portion	66,922	48,624

Total liabilities	5,043,223	3,969,614

Commitments and Contingencies

Stockholders' equity (deficit):
Preferred Stock, $.001 par value; authorized 1,000,000 shares	-	-
Series A Preferred Stock, $.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share 1 share issued and outstanding	1	1
Common stock:
Par value $.00001; authorized 75,000,000 shares 3,959,064 and 3,922,566 shares issued and outstanding	40	39

Additional paid-in capital	11,030,043	10,809,499
Accumulated deficit	(11,016,477)	(11,209,378)

Total stockholders' equity (deficit)	13,607	(399,839)

Total liabilities and stockholders' equity (deficit)	$5,056,830	$3,569,775

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	December 31, 2014	December 31, 2013

Revenues:
Software product, net	$3,669,732	$3,419,154
Service, net	17,794,042	13,980,897
Total revenues, net	21,463,774	17,400,051

Cost of revenues:
Product	1,871,301	1,707,142
Service	11,019,409	8,942,768
Total cost of revenues	12,890,710	10,649,910

Gross profit	8,573,064	6,750,141

Operating expenses:
Selling and marketing expenses	3,326,497	3,244,337
General and administrative expenses	4,281,090	2,927,622
Share-based compensation	130,253	17,616
Depreciation and amortization	364,573	301,962
Total operating expenses	8,102,413	6,491,537

Income from operations	470,651	258,604

Other income (expense):
Interest expense, net	(59,750)	(56,056)
Total other income (expense)	(59,750)	(56,056)

Income before income taxes	410,901	202,548

Income tax provision (benefit)	218,000	(120,000)

Net income	$192,901	$322,548

Basic and diluted net income per common share
Basic	$0.05	$0.08
Diluted	$0.05	$0.08

Weighted average shares outstanding:
Basic	3,942,836	3,902,008
Diluted	3,942,836	3,902,008

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated Equity	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at January 1, 2013	-	$-	1	$1	3,898,364	$39	$10,717,355	$(11,531,926)	$(814,531)

Issuance of warrants for services	-	-	-	-			28,528	-	28,528
Common stock issued in a cashless exercise of warrants	-	-	-	-	7,018	-	-	-	-
Issuance of common stock for repayment of accrued liabilities	-	-	-	-	7,184	-	25,000		25,000
Share-Based Compensation	-	-	-	-	-	-	17,616	-	17,616

Issuance of common stock for services	-	-	-	-	10,000	-	21,000	-	21,000
Net loss	-	-	-	-	-	-	-	322,548	322,548
Balance at December 31, 2013	-	$-	1	$1	3,922,566	$39	$10,809,499	$(11,209,378)	$(399,839)

Common stock issued in a cashless exercise of warrants	-	-	-	-	4,167	-	(1)	-	(1)
Issuance of common stock for repayment of accrued liabilities	-	-	-	-	5,331	-	20,792	-	20,792
Share-Based Compensation	-	-	-	-	-	-	130,253	-	130,253
Issuance of common stock for services	-	-	-	-	27,000	1	69,500	-	69,501
Net income	-	-	-	-	-	-	--	192,901	192,901

Balance at December 31, 2014	-	$-	1	$1	3,959,064	$40	$11,030,043	$(11,016,477)	$13,607

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

	2014	2013
Cash flows from operating activities:
Net income	$192,901	$322,548
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	82,000	(120,000)
Depreciation	120,299	105,330
Amortization of intangibles	244,274	196,633
Provision for bad debts	45,000	-
Share-based compensation	130,253	17,616
Common stock issued for services	69,503	21,000
Warrant issued in exchange for services	-	28,528

Changes in certain assets and liabilities:
Accounts receivable	(567,458)	(65,464)
Unbilled services	(140,000)	(90,000)
Prepaid expenses and other assets	(126,503)	62,244
Deposits and other assets	(3,889)	(840)
Accounts payable	233,822	(27,426)
Accrued liabilities	138,436	(64,527)
Income tax payable	76,000	-
Accrued interest	1,424	869
Due to related parties	(2,672)	(3,270)
Deferred revenues	499,559	357,755
Net cash provided by operating activities	992,949	740,996

Cash flows from investing activities:
Software development costs	(71,875)	-
Purchases of equipment	(81,116)	(30,364)
Net cash used in investing activities	(152,991)	(30,364)

Cash flows from financing activities:
Repayment of notes payable to related parties	(20,000)	-
Repayment of line of credit, net	-	(178,633)
Proceed from term loan	-	350,000
Repayments of long term debt	(212,013)	(70,483)
Principal payment under capital lease obligations	(62,500)	(53,107)
Net cash (used in) provided by financing activities	(294,513)	47,777

Net increase in cash and cash equivalents	545,445	758,409
Cash and cash equivalents, beginning of year	762,892	4,483

Cash and cash equivalents, end of year	$1,308,337	$762,892

Supplemental Schedule of Cash Flow Information::
During the year, cash was paid for the following:
Income taxes	$70,688	$28,596
Interest	$59,780	$69,134

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended December 31, 2014:

a)	The company acquired the customer list of ESC for a $350,000 promissory note to the shareholders

b)	The company incurred approximately $92,341 in capital lease obligations.

c)	The company issued 5,331 shares of common stock with a fair value of $20,792 for repayment of accrued liabilities.

For the Year Ended December 31, 2013:

a)	The Company incurred approximately $66,628 in capital lease obligations.

b)	The Company issued 7,018 shares of common stock in a cashless exercise of warrants for 8,333 shares at an exercise price of $0.90 per share.

c)	The Company issued 7,184 shares of common stock with a fair value of $25,000 for repayment of accrued liabilities in the amount of $25,000.

d)	The Company issued 10,000 shares of common stock with a fair value of $21,000 in exchange for services.

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1 - DESCRIPTION OF BUSINESS

SilverSun Technologies, Inc. (the “Company”) is a value added reseller and master developer for Sage Software’s Sage100/500 and ERP X3 financial and accounting software as well as the publisher of its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States. The Company is publicly traded and is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “SSNT.”

In May 2014, the Company completed the purchase of selected assets of ESC Software (“ESC”), a leading Arizona-based reseller of Sage Software and Acumatica applications. ESC’s customers and business products and services have been integrated into the infrastructure of SWK Technologies, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the “Company” and its wholly-owned subsidiary, SWK Technologies, Inc. (“SWK”). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant inter-company transactions and accounts have been eliminated in consolidation.

On February 4, 2015 the Company effected the Reverse Stock Split and every thirty (30) shares of outstanding Common Stock decreased to one (1) share of Common Stock. Similarly, the number of shares of Common Stock into which each outstanding option and warrant to purchase Common Stock is to be exercisable decreased on 1-for-30 basis and the exercise price of each outstanding option and warrant to purchase Common Stock increased proportionately. The impact of this reverse stock split has been retroactively applied to the financial statements and the related notes.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Service Revenue
Service revenue is comprised of primarily professional service consulting revenue, maintenance revenue and other ancillary services provided. Professional service revenue is recognized as service time is incurred.

With respect to maintenance services, upon the completion of one year from the date of sale, the Company offers customers an optional annual software maintenance and support agreement for subsequent periods not exceeding one year. Maintenance and support agreements are recorded as deferred revenue and recognized over the respective terms of the agreements, which typically range from three months to one year and are included in services revenue in the Consolidated Statements of Income.

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

Concentrations

The Company maintains its cash and cash equivalents with various institutions, which exceed federally insured limits throughout the year.  At December 31, 2014, the company had cash on deposit of approximately $1,029,941 in excess of the federally insured limits of $250,000.

For the years ended December 31, 2014 and 2013, our top ten customers accounted for 16% ($3,381,090) and 19% ($3,159,000), respectively, of our total revenues. The Company does not rely on any one specific customer for any significant portion of our revenue base.

For the years ended December 31 2014 and 2013, purchases from one supplier through a “channel partner” agreement were approximately 26% and 31% of cost of revenues, respectively. This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

For the years ended December 31, 2014 and 2013, one supplier represented approximately 37% and 52% of total accounts payable, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of December 31, 2014 the Company believes it has no significant risk related to its concentration of accounts receivable.

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed or certain obligations are met. Unbilled services represents the revenue recognized but not yet invoiced.

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

The Company maintains an allowance for bad debt estimated by considering a number of factors, including the length of time the amounts are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation.  Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally three to seven years.  Maintenance and repairs that do not materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the Consolidated Statements of Income.

Deferred Revenues

Deferred revenues consist of maintenance service, customer support services, including telephone support and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months. At December 31, 2014 and December 31, 2013 the customer deposits held for future services were $1,605,970 and $1,103,736 respectively.  At December 31, 2014 and December 31, 2013 the deferred maintenance and support revenue was $609,144 and $611,819 respectively.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions if the weight of available evidence indicates that it is more likely than not that the position will not be sustained upon a tax examination with a tax examination being presumed to occur. The Company recognizes interest and penalties as incurred in finance income (expense), net in the Consolidated Statements of Income.

There were no liabilities for uncertain tax positions at December 31, 2014 and 2013.

Fair Value Measurement

The accounting standards define fair value and establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use on unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is as follows:

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable, and accrued liabilities.  The carrying value of longer term lease and debt obligations approximate fair value as their stated interest rates approximate the rates currently available.

Definite Lived Intangible Assets and Long-lived Assets

The purchased intangible assets are recorded at fair value using an independent valuation at the date of acquisition and are amortized over the useful lives of the asset using the straight-line amortization method.

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded in the years ended December 31, 2014 and 2013.

Stock-Based Compensation

Compensation expense related to share-based transactions, including employee stock options, is measured and recognized in the financial statements based on a determination of the fair value. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For employee stock options, the Company recognizes expense over the requisite service period on a straight-line basis (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Earnings per Share

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding stock options and warrants to the extent they are dilutive. Diluted income per share does not include common stock equivalents, stock options and warrants, as these shares would have an anti-dilutive effect as their exercise prices were above the market price of the Company’s common stock at December 31, 2014 and 2013.

The computation of EPS is approximately as follows:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Basic net income per share:
Net income attributable to common stockholders	$192,901	$322,548
Weighted-average common shares outstanding	3,942,836	3,902,008
Basic net income per share attributable to common stockholders	$0.05	$0.08
Diluted net income per share:
Net income attributable to common stockholders	$192,901	$322,548
Weighted-average common shares outstanding	3,942,836	3,902,008
Incremental shares attributable to warrants and convertible promissory note	-	-
Total adjusted weighted-average shares	3,942,836	3,902,008
Diluted net income per share attributable to common stockholders	$0.05	$0.08

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	2014	2013
Stock options	163,846	89,116
Warrants	-	25,000

Total potential dilutive securities not included in loss per share	163,846	114,116

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

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2014	December 31, 2013
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	1,175,378	1,001,920
	1,205,935	1,032,477
Less: Accumulated depreciation	(910,881)	(790,582)

Property and equipment, net	$295,054	$241,895

Depreciation and amortization expense related to these assets for the years ended December 31, 2014 and 2013 was $120,299 and $105,330.

NOTE 4 – BUSINESS COMBINATION

On May 6, 2014 SWK entered into an Asset Purchase Agreement with ESC, Inc. d/b/a ESC Software, an Arizona corporation, and Alan H. Hardy and Michael Dobberpuhl in their individual capacity as Shareholders. SWK acquired certain assets of ESC (as defined in the Purchase Agreement). In full consideration for the acquired assets, the Company issued a promissory note in the aggregate principal amount of $350,000.   The purchase was initially allocated, based on the Company’s estimate of fair value, to intangible assets, which are expected to consist primarily of customers lists with an estimated life of five years. Upon completion of an independent valuation, the allocation of the purchase price to customer lists was modified from $350,000 to $294,000, with the excess purchase consideration being allocated to goodwill.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 4 – BUSINESS COMBINATION (Continued)

The following summarizes the purchase price allocation:

Customer List	$294,000
Goodwill	56,000
Fair value of net assets acquired	$350,000

Note to shareholders for acquisition	$350,000
Total purchase price	$350,000

Acquisition costs were approximately $7,500, which are included in general and administrative expenses.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisition occurred on January 1, 2013, nor is the financial information indicative of the results of future operations.

Pro Forma	December 31, 2014	December 31, 2013
Net sales	$22,198,709	$19,071,788
Operating expenses	8,323,173	6,897,535
Income before taxes	497,400	234,586
Net income	$233,509	$373,567
Basic and diluted income per common share	$0.06	$0.10

The Company’s consolidated financial statements for the twelve months ending December 31, 2014 include the results of ESC since date of acquisition.  For the twelve months ended December 31, 2014 the ESC operations had a net income before taxes of $45,183 that was included in the Company’s Consolidated Statement of Income, which consisted of approximately $903,650 in revenues and $858,467 in expenses.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of developed intellectual property carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	December 31, 2014	December 31, 2013	Estimated Useful Lives
Proprietary developed software	$365,911	$294,036	5
Intellectual property, customer list, and acquired contracts	988,000	694,000	5
Total intangible assets	$1,353,911	$988,036
Less: accumulated amortization	(544,430)	(300,156)
	$809,481	$687,880

Amortization expense related to the above intangible assets was $244,274 and $196,633, respectively, the years ended December 31, 2014 and 2013.

The Company expects future amortization expense to be the following:

Amortization

2015	$270,786
2016	270,786
2017	168,237
2018	73,179
2019	26,493
Total	$809,481

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 6 – LINE OF CREDIT, TERM LOAN AND PROMISSORY NOTE

On August 1, 2013, the Company obtained a line of credit and term loan from the bank. The term of the line is for two years and expires on July 31, 2015. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (5% at December 31, 2014).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At December 31, 2014, the Company was in compliance with the required financial covenants the fixed charge ratio and debt to net worth. As of December 31, 2014, the availability under this line was $750,000.

The term loan is for $350,000 for two years and matures on July 31, 2015. Monthly payments are $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  At December 31, 2014 the outstanding balance was $106,559.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “Note”) and matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. The Note is due sixty (60) months from the closing date, as defined in the Purchase Agreement and bears interest at a rate of two percent (2%) per annum. At December 31, 2014 the outstanding balance was $310,945.

At December 31, 2014, future payments of term loan and promissory note are as follows over each of the next five fiscal years:

2015	$174,578
2016	69,392
2017	70,793
2018	72,221
2019	30,521
Total	$417,504

NOTE 7 - INCOME TAXES

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$2,810,000	$2,928,000
Long lived assets	262,000	270,000
Share based payments	-	71,000
Other	58,000	35,000
Deferred tax asset	3,130,000	3,304,000

Deferred tax liabilities:
Long lived assets	(89,000)	(44,000)
Deferred tax liabilities	(89,000)	(44,000)
Net deferred tax asset	3,041,000	3,260,000
Less: Valuation allowance	(3,003,000)	(3,140,000)
Net deferred tax asset	$38,000	$120,000

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $7,470,000 as of December 31, 2014, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2025 to 2030. A valuation allowance has been recorded, for those deferred tax assets that management does not believe that the realization is more likely than not.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 7 - INCOME TAXES (continued)

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

A reconciliation of the statutory income tax rate to the effective rate is as follows for the period December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Federal income tax rate	34%	34%
State income tax, net of federal benefit	5%	6%
Permanent differences	13%	6%
Prior year adjustments	5%	(35%)
Change in valuation allowance	(4%)	(70%)
Effective income tax rate	53%	(59%)

Income tax provision (benefit):

	Year Ended
	December 31,	December 31,
	2014	2013
Current:
Federal	$76,000	$-
State and local	26,000	-

Total current tax provision	102,000	-

Deferred:
Federal	116,000	-
State and local	-	-
Release of valuation allowance	-	(120,000)

Total deferred tax provision (benefit)	116,000	(120,000)

Total provision (benefit)	$218,000	(120,000)

NOTE 8 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in equipment, furniture and leasehold improvements in the accompanying balance sheets.  The related obligations are also recorded in the accompanying balance sheets and are based upon the present value of the future minimum lease payments with interest rates ranging from 8.5% to 11.0%.

At December 31, 2014, future payments under capital leases are as follows over each of the next three fiscal years:

2015	$75,068
2016	47,785
2017	24,282
Total minimum lease payments	147,135
Less amounts representing interest	(14,944)
Present value of net minimum lease payments	132,191
Less current portion	(65,269)
Long-term capital lease obligation	$66,922

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 9 – RELATED PARTY TRANSACTIONS

On October 19, 2010, the Company borrowed $45,000 in exchange for issuing a Note payable to Mr. Meller. The Note Payable is not collateralized, and carries an interest rate of 3% per annum on the unpaid balance. In January 2013, Mr. Meller extended the due date of the Note Payable to January 2014. The outstanding balance at December 31, 2014 was $0 and 2013 was $20,000.

The Company leases its North Syracuse office space from its current CFO, Crandall Melvin III which expires on May 31, 2015. The monthly rent for this office space is $2,100.

NOTE 10 - COMMITMENTS

Operating Leases

Our main offices are located at 5 Regent Street, Livingston, NJ 07039 where we have 6,986 square feet of office space at a monthly rent of $7,400. The lease expires December 31, 2016. The Company has a lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,100.  The lease expires May 31, 2015.  The Company also leases 2,700 square feet of office space for sales and support in Skokie, Illinois with a monthly rent of $3,000. This lease expires April 30, 2018. The Company also leases 500 square feet for sales and support in Minneapolis, Minnesota with a monthly rent of $885 a month. This lease expires February 2016. The company leases 2,105 square feet of office space in Phoenix, AZ starting at $1,271 and escalating to $2,894 per month by the end of the term September 30, 2019.

Total rent expense under these operating leases for the year ended December 31, 2014 and 2013 was $197,100 and $153,000, respectively.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2014.

2015	$152,511
2016	152,966
2017	68,892
2018	45,945
2019	26,046

Employment agreements

The Company has an Employment Agreement with Mark Meller, President and Chief Executive Officer of the Company, which began on September 15, 2003 and was extended on September 15, 2010 and which expires on September 15, 2017. As consideration, the Company agreed to provide Mr. Meller a 10% increase every year thereafter. The employment agreement with Mr. Meller also provides for a severance payment of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control, as defined in the employment agreement.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s certificate of incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock, par value $0.001 per share from time to time.

Our board of directors is authorized (by resolution and by filing an amendment to our certificate of incorporation and subject to limitations prescribed by the General Corporation Law of the State of Delaware) to issue, from to time, shares of Preferred Stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences and other rights of the shares of each such series and to fix the qualifications, limitations and restrictions thereon, including, but without limiting the generality of the foregoing, the following: the number of shares constituting that series and the distinctive designation of that series; the dividend rate on the shares of that series, whether dividends are cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series; whether that series has voting rights, in addition to voting rights provided by law, and, if so, the terms of those voting rights; whether that series has conversion privileges, and, if so, the terms and conditions of conversion, including provisions for adjusting the conversion rate in such events as our board of directors determines; whether or not the shares of that series are redeemable, and, if so, the terms and conditions of redemption, including the dates upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates; whether that series has a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of that sinking fund; the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Company, and the relative rights of priority, if any, of payment of shares of that series; and any other relative powers, preferences and rights of that series, and qualifications, limitations or restrictions on that series.

If we liquidate, dissolve or wind up our affairs, whether voluntarily or involuntarily, the holders of Preferred Stock of each series will be entitled to receive only that amount or those amounts as are fixed by the certificate of designations or by resolution of the board of directors providing for the issuance of that series.

Series A Convertible Preferred Stock

The Company issued 2 shares of Series A Convertible Preferred Stock (“Series A”), having the rights, preferences, privileges, powers and restrictions set forth in the Certificate of Designation filed with the Secretary of State of Delaware. The Company has the right to convert, at its sole option, each share of Series A into Class A Common Stock equal to 1% of the outstanding shares of Class A Common Stock at the time of conversion. Each one share of Series A shall entitle the Series A Holder to voting rights equal to 88,889 votes of Class A Common Stock. On January 12, 2012, the Series A Convertible Preferred Stock was converted into 79,552 shares of Common Stock. As of December 31, 2014 and 2013, no shares of Series A Convertible Preferred Stock were outstanding.

Series B Preferred Stock

The Series B Preferred Stock, par value $0.001 per share, has the rights, privileges, preferences and restrictions set for in the Certificate of Designation (the “Certificate of Designation”) filed by the Corporation with the Secretary of State of the State of Delaware (“Delaware Secretary of State”) on September 23, 2011.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the Series B Preferred holders shall be entitled to receive, on parity with the Common Stock holders, assets of the Company available for distribution to the holders of capital stock of the Company. The holders of Series B preferred shall not have any priority of preference with respect to any assets of the Company.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

So long as any shares of Series B Preferred are outstanding, the Company shall not, without first obtaining the unanimous written consent of the holders of Series B Preferred, alter or change the rights, preferences or privileges of the Series B Preferred so as to affect adversely the holders of Series B Preferred.

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

Common Stock

The Company is authorized to issue 75,000,000 shares of common stock, par value $.00001 per share. At December 31, 2014 and December 31, 2013, there were 3,959,064 and 3,922,566 common shares issued and outstanding, respectively.

NOTE 12 - STOCK OPTIONS AND WARRANTS

2004 Stock Incentive Plan
The Company adopted the 2004 Stock Incentive as amended Plan (the “2004 Plan”) in order to attract and retain qualified employees, directors, independent contractors or agents of the Company.  Under the Plan, the Board of Directors (the “Board”), in its discretion may grant stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the plan  at a price to be equal to or greater than 50% of the fair market value of such shares on the date of grant of such award. The Plan terminated on September 29, 2014; options granted before that date were not affected by plan termination.  At December 31, 2014 and 2013, 163,846 and 89,116 options remained outstanding under the 2004 Plan, respectively.

2004 Directors’ and Officers’ Stock Incentive Plan
The Company adopted the 2004 Directors’ and Officers’ Stock Incentive Plan (the “2004 D&O Plan”) in order to provide long-term incentive and rewards to officers and directors of the Company and subsidiary and to attract and retain qualified employees, directors, independent contractors or agents of the Company.  The Plan terminated on September 29, 2014 with no shares outstanding under the 2004 D&O plan.

2007 Consultant Stock Incentive Plan
The Company adopted the 2007 Consultant Stock Incentive Plan (the “2007 Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents ("Eligible Participants") of the Company; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company's stockholders.  The Company has reserved 19,393 shares for issuance under this plan. Awards under the Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the Plan. The price shall be equal to or greater than 50% of the fair market value of such shares on the date of grant of such award. The Board shall determine the extent to which awards shall be payable in cash, shares of the Company common stock or any combination thereof.  The Plan (but not the awards theretofore granted under the Plan) shall terminate on and no awards shall be granted after January 22, 2017.  At December 31, 2014 and 2013 zero options were outstanding under the 2007 Plan.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 12 - STOCK OPTIONS AND WARRANTS (continued)

In February 2014, the Company granted 50,000 incentive stock options with an exercise price of $4.50 per option to certain non-executive employees under the 2004 Stock Incentive Plan. Approximately 25,000 of the options vest immediately with the remaining 50% vesting ratably over a three-year period. The Company estimated the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 0.71%, volatility at 353.95% and an expected life of 5 years. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 15%. As a result, the Company estimated the value of these options at $115,488.

In May 2014, the Company granted 20,000 incentive stock options with an exercise price of $4.50 per option to a non -executive employee under the 2004 Stock Incentive Plan. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, approximately five years. The Company estimated the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 1.68%, volatility at 328.76% and an expected life of 5 years. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 15%. As a result, the Company estimated the value of these options at $77,981.

In July 2014, the Company granted 10,000 incentive stock options with an exercise price of $4.50 per option to a certain non-executive employee under the 2004 Stock Incentive Plan. Options vest immediately. The Company estimated the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 1.0%, volatility at 323.81% and an expected life of 5 years. As a result, the Company estimated the value of these options at $44,987.

The Company uses judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be impacted.

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2014 and 2013 and changes during the years are presented below: (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2013	95,824	$4.80	4.4 years
Options granted	-
Options exercised	-
Options canceled/forfeited	(6,708)	$4.80

Outstanding options at December 31, 2013	89,116	$4.80	3.4 years	$-0-
Options granted	80,000	$4.50	4.3 years
Options exercised	-
Options canceled/forfeited	(5,270)	4.80

Outstanding options at December 31, 2014	163,846	4.65	2.5 years	$-0-

Vested Options:
December 31, 2014:	115,653	$4.65	1.8 years	$-0-
December 31, 2013:	85,044	$4.80	3.4 years	$-0-

For the years ended December 31, 2014 and 2013, the unamortized compensation expense for stock options was $98,000 and $21,000, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of 3 years.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 12 - STOCK OPTIONS AND WARRANTS (continued)

Warrants Outstanding

During 2013 the Company issued 8,333 warrants for services with a fair value of approximately $29,000, which immediately vested. The estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions: a) fair market value of stock of $3.60; b) exercise price of $3.60; c) Dividend yield of 0%; d) Risk free interest rate of 0.27%; e) expected volatility of 278.17%; f) Expected life of 2 years.

Warrants Outstanding (continued)

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2013	25,002	$4.50
Granted	8,333	$3.60
Exercised	8,333	$0.90
Canceled	1	$3,803.00
Balance, December 31, 2013	25,001	$5.20

Granted	-	$-
Exercised	8,333	$3.60
Canceled	16,668	$4.20
Balance, December 31, 2014	-	$-

Outstanding and Exercisable,
December 31, 2014	-	$-

Outstanding and Exercisable,
December 31, 2013	25,001	$5.20

NOTE 13 – SUBSEQUENT EVENTS

The Company's board of directors and stockholders authorized a reverse stock split of its outstanding common stock at a ratio of 1-for-30. On February 4, 2015, the reverse stock split was effected. The accompanying consolidated financial statements give retroactive effect as though the 1-for-30 reverse stock split of the Company's common stock occurred for all periods presented, without any change in the par value per share.

On January 29, 2015, the Company's board of directors and stockholders authorized (i) a reduction in authorized shares of the Company's common stock from 750,000,000 to 75,000,000, and (ii) the combination of the Company's Class A Common Stock, par value $0.00001 per share, and Class B Common Stock, par value $0.00001 per share, into a general class of common stock, par value $0.00001 per share.

On January 29, 2015, Mark Meller resigned as Chief Financial Officer of the Company and Crandall Melvin III was appointed. Mr. Meller continues to be the Company’s President and CEO.

On March 11, 2015 SWK entered into an Asset Purchase Agreement with 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR), a California corporation, and Karen Espinoza McGarrigle in her individual capacity as Shareholder. In consideration for the acquired assets, the Company paid $80,000 in cash and issued a promissory note in the aggregate principal amount of $175,000 (the “Note”). The Note is due thirty six (36) months from the Closing Date and bears interest at a rate of two percent (2%) per annum. The monthly payments including interest are $5,012. Additionally in connection with the purchase agreement, the Company entered into an employment agreement with Ms. McGarrigle for a term of three years at a base salary of $155,000 per year.  Additionally Ms. McGarrigle shall receive 10,000 options to purchase the Company’s common stock at a strike price of $4.00 per share.  These options vest at 20% per year over five years.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 13 – SUBSEQUENT EVENTS (continued)

In March 2015, 363,490 of common stock was sold at a price of $4.24 and 181,745 warrants was sold at a price of $0.01. There were also direct underwriting expenses relating to this offering of $142,774, resulting in net proceeds to the Company of approximately $1,400,000.

On March 29, 2015, Mr. Meller returned his one share of Series B Preferred to the Company and the Company cancelled the certificate. On March 29, 2015, subject to shareholder approval, the Board approved the cancellation of the Series B Preferred Certificate of Designation.