Form 10-Q
period 2015-03-31
SilverSun Technologies, Inc.
filed 2015-05-06
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

As of May 5, 2015, there were 4,331,252 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

ASSETS	March 31, 2015	December 31, 2014

Current assets:
Cash and cash equivalents	$2,384,381	$1,308,337
Accounts receivable, net of allowance of $125,000	2,304,636	2,097,454
Unbilled services	518,055	230,000
Prepaid expenses and other current assets	207,056	195,779
Deferred tax asset – current	38,000	38,000

Total current assets	5,452,128	3,869,570

Property and equipment, net	281,716	295,054
Intangible assets, net	990,732	809,481
Goodwill	56,000	56,000
Deferred tax assets	190,500	-
Deposits and other assets	28,988	26,725

Total assets	$7,000,064	$5,056,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,512,820	$1,393,541
Accrued expenses	690,544	794,157
Accrued interest	14,484	14,716
Income taxes payable	291,083	76,000
Long term debt - current portion	186,607	174,578
Capital lease obligations – current portion	58,103	65,269
Deferred revenue	2,471,104	2,215,114

Total current liabilities	5,224,745	4,733,375

Long term debt, net of current portion	343,537	242,926
Capital lease obligations, net of current portion	54,580	66,922
Total liabilities	5,622,862	5,043,223

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares No shares issued and outstanding	-	-
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $.001 par value; authorized 1 share 0 and 1 share issued and outstanding	-	1
Common stock:
Par value $.00001; authorized 75,000,000 shares 4,331,252 and 3,959,064 shares issued and outstanding	44	40

Additional paid-in capital	11, 872,468	11,030,043
Accumulated deficit	(10,495,310)	(11,016,477)
Total stockholders’ equity	1,377,202	13,607

Total liabilities and stockholders’ equity	$7,000,064	$5,056,830

 See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Software product, net	$1,382,742	$609,970
Service, net	5,100,372	4,314,655
Total revenues, net	6,483,114	4,924,625

Cost of revenues:
Product	637,509	327,402
Service	3,045,333	2,492,179
Total cost of revenues	3,682,842	2,819,581

Gross profit	2,800,272	2,105,044

Selling, general and administrative expenses :
Selling and marketing expenses	912,130	732,275
General and administrative expenses	1,187,814	1,082,110
Share based compensation	30,405	11,284
Depreciation and amortization	111,956	77,733
Total selling, general and administrative expenses	2,242,305	1,903,402

Income from operations	557,967	201,642

Other income (expense)
Interest expense, net	(12,217)	(9,990)
Total other income (expense)	(12,217)	(9,990)

Income before taxes	545,750	191,652

Provision for income taxes	24,583	70,911

Net income	$521,167	$120,741

Net income per common share – basic and fully diluted	$0.13	$0.03
Weighted average shares
Basic	4,042,317	3,930,529
Diluted	4,051,338	3,930,529

See accompanying footnotes to the condensed consolidated financial statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2014 AND THREE MONTHS ENDED MARCH 31, 2015

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated Equity	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at January 1, 2014	-	$-	1	$1	3,922,566	$39	$10,809,499	$(11,209,378)	$(399,839)

Common stock issued in a cashless exercise of warrants	-	-	-	-	4,167	-	(1)	-	(1)
Issuance of common stock for repayment of accrued liabilities	-	-	-	-	5,331	-	20,792		20,792
Share-Based Compensation	-	-	-	-	-	-	130,253	-	130,253

Issuance of common stock for services	-	-	-	-	27,000	1	69,500	-	69,501
Net income	-	-	-	-	-	-	-	192,901	192,901
Balance at December 31, 2014	-	$-	1	$1	3,959,064	$40	$11,030,043	$(11,016,477)	$13,607

Cancellation of preferred share	-	-	(1)	(1)	-	-	1	-	-
Issuance of common stock, net of fees	-	-	-	-	363,490	4	812,019	-	812,023
Roundup of fractional shares	-	-	-	-	8,698	-	-	-	-
Share-Based Compensation	-	-	-	-	-	-	30,405	-	30,405
Net income	-	-	-	-	-	-	-	521,167	521,167

Balance at March 31, 2015	-	$-	-	$-	4,331,252	$44	$11,872,468	$(10,495,310)	$1,377,202

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$521,167	$120,741
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(190,500)	24,110
Depreciation and amortization	38,207	28,330
Amortization of intangibles	73,749	49,402
Share-based compensation	30,405	11,284
Common stock issued in exchange for services	-	20,975

Changes in assets and liabilities:
Accounts receivable	(207,182)	(9,832)
Unbilled services	(288,055)	(25,000)
Prepaid expenses and other current assets	(11,278)	(62,477)
Deposits and other assets	(2,263)	-
Accounts payable	119,279	(62,031)
Accrued expenses	(103,612)	135,586
Income tax payable	215,083	-
Accrued interest	(232)	(271)
Deferred revenue	255,990	169,810
Net cash provided by operating activities	450,758	400,627

Cash flows from investing activities:
Purchase of property and equipment	(24,869)	-
Acquisition of new business	(80,000)	-
Net cash (used in) in investing activities	(104,869)	-

Cash flows from financing activities:
Repayment of long-term debt	(62,360)	(41,995)
Principal payments under capital leases obligations	(19,508)	(14,615)
Issuance of common stock and warrants, net of fees	812,023	-
Net cash provided by (used in) in financing activities	730,155	(56,610)

Net increase in cash and cash equivalents	1,076,044	344,017

Cash and cash equivalents – beginning of period	1,308,337	762,892

Cash and cash equivalents – end of period	$2,384,381	$1,106,909

Cash paid during period for:
Interest	$13,143	$4,503
Income taxes	$22,136	$27,733

See accompanying footnotes to the condensed consolidated financial statements.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the three months ended March 31, 2015:

The Company acquired certain assets of ATR for a $175,000 promissory note in addition to a cash payment of $80,000.

On March 29, 2015, Mr. Meller returned his one share of Series B Preferred to the Company and the Company cancelled the certificate. On March 29, 2015, subject to shareholder approval, the Board approved the cancellation of the Series B Preferred Certificate of Designation.

For the three months ended March 31, 2014:

None

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

SilverSun Technologies, Inc. (the “Company”) and wholly owned subsidiary SWK Technologies, Inc. (“SWK”) is a value added reseller and master developer for Sage Software’s Sage 100/500 and ERP X3 financial and accounting software as well as the publisher of 20 proprietary software solutions, including its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC”.  The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States.  The Company is publicly traded and is currently quoted on the OTCQB marketplace (“QTCQB”) under the symbol “SSNT.”

In May 2014, the Company completed the purchase of selected assets of ESC Software (“ESC”), a leading Arizona-based reseller of Sage Software and Acumatica applications. ESC’s customers and business products and services have been integrated into the infrastructure of SWK.

In March of 2015, the Company completed the purchase of selected assets of 2000 SOFT, d/b/a Accounting Technology Resources (“ATR”).  ATR’s customers and business products and services have been integrated into the infrastructure of SWK.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of March 31, 2015, the results of operations and cash flows for the three months ended March 31, 2015 and 2014.  These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2014 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K as of that date. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 31, 2015.

On February 4, 2015 the Company effected the Reverse Stock Split and every thirty (30) shares of outstanding Common Stock decreased to one (1) share of Common Stock. Similarly, the number of shares of Common Stock into which each outstanding option and warrant to purchase Common Stock is to be exercisable decreased on a 1-for-30 basis and the exercise price of each outstanding option and warrant to purchase Common Stock increased proportionately. The impact of this reverse stock split has been retroactively applied to the financial statements and the related notes.

During the three months ended March 31, 2015, there have been no material changes to the Company’s significant accounting policies than those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2014.

Principals of Consolidation

The consolidated financial statements include the accounts of SilverSun Technologies, Inc. and subsidiary, of which is wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three months ended March 31, 2015 and 2014.

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

9

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
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

Concentrations

The Company maintains its cash and cash equivalents with various institutions, which exceed federally insured limits throughout the year.  At March 31, 2015 and December 31, 2014, the Company had cash on deposit of approximately $1,876,839 and $1,029,941 respectively in excess of the federally insured limits of $250,000.

For the three months ended March 31, 2015 and 2014, our top ten customers accounted for 33% ($2,124,079) and 20% ($990,367), respectively, of our total revenues.  The Company does not rely on any one specific customer for any significant portion of our revenue.

For the three months ended March 31, 2015 and 2014, purchases from one supplier through a “channel partner” agreement were approximately 42% and 45% of cost of revenues, respectively.  This channel partner agreements is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

For the three months ended March 31, 2015 and 2014, one supplier represented approximately 27% and 28% of total accounts payable respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of March 31, 2015 the Company believes it has no significant risk related to its concentration of accounts receivable.

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

The Company maintains an allowance for bad debt estimated by considering a number of factors, including the length of time the amounts are past due, the Company’s previous loss history and the customer’s current ability to pay its obligations.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
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

There were no liabilities for uncertain tax positions at March 31, 2015 and 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the period ended March 31, 2014.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.  In April 2015 the FASB proposed delaying the effective date by one year for public companies.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

Principals of Consolidation

The consolidated financial statements include the accounts of SilverSun Technologies, Inc. and subsidiary, of which is wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants. The computation of diluted income per share for the three months ended March 31, 2015 does not include share equivalents as all warrants and options exceeded the average market price of the common stock for the three months ended March 31, 2015.

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Basic net income per share computation:
Net income	$521,167	$120,741
Weighted-average common shares outstanding	4,042,317	3,930,529
Basic net income per share	$0.13	$0.03
Diluted net income per share computation:
Net income	$521,167	$120,741
Weighted-average common shares outstanding	4,051,338	3,930,529
Total adjusted weighted-average shares	4,051,338	3,930,529
Diluted net income per share	$0.13	$0.03

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 – NET INCOME PER COMMON SHARE (Continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Three Months March 31, 2015	Three Months March 31, 2014
Stock options	30,000	86,241
Warrants	185,078	25,000

Total potential dilutive securities not included in income per share	215,078	111,241

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2015	December 31, 2014
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	1,200,247	1,175,378
	1,230,804	1,205,935
Less: Accumulated depreciation	(949,088)	(910,881)

Property and equipment, net	$281,716	$295,054

Depreciation and amortization expense related to these assets for the three months ended March 31, 2015 and 2014 was $38,207 and $28,330, respectively.
Property and equipment under capital leases are summarized as follows:

	March 31, 2015	December 31, 2014
Equipment, furniture and fixtures	297,080	297,080
Less: Accumulated depreciation	(163,862)	(143,376)

Property and equipment, net	$133,218	$153,704

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of developed intellectual property carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the five year estimated useful lives.

The components of intangible assets are as follows:

	March 31, 2015	December 31, 2014
Proprietary developed software	$365,911	$365,911
Intellectual property, customer list, and acquired contracts	1,243,000	988,000

Total intangible assets	$1,608,911	$1,353,911
Less: accumulated amortization	(618,179)	(544,430)
	$990,732	$809,481

The estimated remaining useful lives for proprietary developed software is 5 years. The estimated remaining useful lives for intellectual property and customer lists is 5 years.

Amortization expense included in depreciation and amortization was $73,749 for the three months ended March 31, 2015 as compared to $49,402 for the three months ended March 31, 2014.

The Company expects future amortization expense to be the following:

Amortization
Balance of 2015	$234,190
2016	321,782
2017	219,235
2018	124,175
2019	84,975
thereafter	6,375

Total	$990,732

NOTE 6 – LINE OF CREDIT, TERM LOAN AND PROMISSORY NOTES

On August 1, 2013, the Company obtained a line of credit and term loan from the bank. The line of credit is for two years and expires on July 31, 2015. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (5% at March 31, 2015).  The line is collateralized by substantially all of the assets of the Company and guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At March 31, 2015, the Company was in compliance with the required financial covenants the fixed charge ratio and debt to net worth. As of March 31, 2015, the availability under this line was $750,000.

The term loan is for $350,000 for two years and matures on July 31, 2015. Monthly payments are $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  At March 31, 2015 the outstanding balance was $61,076.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”) and matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At March 31, 2015 the outstanding balance was $294,068.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At March 31, 2015 the outstanding balance was $175,000.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 – LINE OF CREDIT, TERM LOAN AND PROMISSORY NOTES (Continued)

At March 31, 2015, future payments of long term debt are as follows:

Remainder of 2015	$154,989
2016	127,427
2017	129,999
2018	87,209
2019	30,520
Total	$530,144

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included property and equipment, net in the accompanying balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with interest rates ranging from 8.5% to 11.0%.

At March 31, 2015, future payments under capital leases are as follows:

Remainder of 2015	$52,399
2016	47,785
2017	24,281
Total minimum lease payments	124,465
Less amounts representing interest	(11,782)
Present value of net minimum lease payments	112,683
Less current portion	(58,103)
Long-term capital lease obligation	$54,580

NOTE 8– EQUITY

Equity

In March 2015, 363,490 shares of common stock were sold at a price of $4.24 per share and 181,745 warrants were sold at a price of $.01. The gross proceeds raised was $1,543,015 and underwriting and expenses relating to the offering of $730,992, resulting in net proceeds to the Company of $812,023.

On March 29, 2015, Mr. Meller returned his one share of Series B Preferred to the Company and the Company cancelled the certificate. On March 29, 2015, subject to shareholder approval, the Board approved the cancellation of the Series B Preferred Certificate of Designation.

Options

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

In May 2014, the Company granted 20,000 incentive stock options with an exercise price of $4.50 per option to a non – executive employee under the 2004 Stock Incentive Plan. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, approximately five years. The Company estimated the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 1.68%, volatility at 328.76% and an expected life of 5 years. The Company estimates the forfeiture rate based on historical data. Based on an analysis of historical information, the Company has applied a forfeiture rate of 15%. As a result, the Company estimated the value of these options at $77,981.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 8–  EQUITY (Continued)

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

In March 2015, the Company granted 10,000 incentive stock options with an exercise price of $4.00 per option to a certain non-executive employee under the 2004 Stock Incentive Plan. The Company recognizes compensation cost on awards on a straight-line basis over the vesting period, approximately five years. The Company estimated the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 1.6%, volatility at 263.18% and an expected life of 5 years. As a result, the Company estimated the value of these options at $39,875.

The Company uses judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be impacted.

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2014 and the three months ending March 31, 2015 and changes during the years are presented below: (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2014	89,116	$4.80	3.4 years	$-0-
Options granted	80,000	4.50	4.3 years
Options exercised	-
Options canceled/forfeited	(5,270)	$4.80

Outstanding options at December 31, 2014	163,846	$4.65	2.5 years	$-0-
Options granted	10,000	$4.00	4.9 years
Options exercised	-
Options canceled/forfeited	-

Outstanding options at March 31, 2015	173,846	4.62	2.9 years	$-0-

Vested Options:
March 31, 2015;	109,321	$2.56	1.4 years	$-0-
December 31, 2014:	115,653	$4.65	1.8 years	$-0-

For the three months ended March 31, 2015 the unamortized compensation expense for stock options was $115,000.  Unamortized compensation expense is expected to be recognized over a weighted-average period of three years.

Warrants

On January 29, 2015 the Company granted 3,333 warrants with a fair value of approximately $19,969, which immediately vested, to Joseph Macaluso as part of his compensation for agreeing to join the Board of Directors. The estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions: a) fair market value of stock of $6.00; b) exercise price of $6.00; c) Dividend yield of 0%; d) Risk free interest rate of 1.42%; e) expected volatility of 284.28%; f) Expected life of 5 years.

On March 9, 2015 the Company granted 18,175 warrants with a fair value of approximately $73,356, which immediately vested, to Alexander Capital, LP as partial compensation for acting as placement agent. The estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions: a) fair market value of stock of $4.05; b) exercise price of $5.088; c) Dividend yield of 0%; d) Risk free interest rate of 1.66%; e) expected volatility of 263.67%; f) Expected life of 5 years.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 8–  EQUITY (Continued)

On March 23, 2015 the Company granted 181,745 warrants with a fair value of approximately $638,630, which immediately vested, to those that purchased common stock as part of the offering. The estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions: a) fair market value of stock of $3.53; b) exercise price of $5.30; c) Dividend yield of 0%; d) Risk free interest rate of 1.41%; e) expected volatility of 258.39%; f) Expected life of 5 years.

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2014	25,001	$5.20
Granted	-	$-
Exercised	8,333	$3.60
Canceled	16,668	$4.20
Outstanding and Exercisable December 31, 2014	-	$-

Granted	203,252	$5.29
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable March 31, 2015	203,252	$5.29

NOTE 9 – BUSINESS COMBINATION

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

On March 11, 2015 SWK entered into an Asset Purchase Agreement with 2000 SOFT, Inc. d/b/a ATR, a California corporation, and Karen Espinoza McGarrigle in her individual capacity as Shareholder. SWK acquired certain assets of ATR (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company issued a promissory note in the aggregate principal amount of $175,000 and paid cash of $80,000.   As additional consideration, the Company will pay 10% of the net margin on maintenance renewals for former ATR customers for the first twelve months and 5% of the net margin on maintenance renewals for the following twelve months. The purchase was initially allocated, based on the Company’s estimate of fair value, to intangible assets, which are expected to consist primarily of customers lists with an estimated life of five years. Upon completion of an independent valuation, the allocation of the purchase price to customer lists will be modified accordingly and acquisition costs disclosed.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 9– BUSINESS COMBINATION (Continued)

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2014, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three months ended March 31, 2015 and 2014 as if the acquisition occurred on January 1, 2014. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of March 31, 2015 of expected definite lived intangible assets.

Pro Forma	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net sales	$6,706,718	$5,861,911
Operating expenses	2,312,471	2,148,915
Income before taxes	561,336	277,360
Net income	$531,454	$174,737
Basic and diluted income per common share	$0.13	$0.10

The Company’s condensed consolidated financial statements for the three months ending March 31, 2015 include the actual results of ESC since the date of acquisition, May 6, 2014 and the actual results of ATR since the date of acquisition, March 11, 2015. The three months ended March 31, 2015 pro-forma results above include two months of results of ATR and for the period ended March 31, 2014 pro-forma results above include three months of pro-forma results for both ESC and ATR. For the three months ended March 31, 2015 the ESC operations had a net income before taxes of $37,592 that was included in the Company’s Condensed Consolidated Statement of Income, which consisted of approximately $318,108 in revenues and $280,516 in expenses.  For the three months ended March 31, 2015 the ATR operations had a net income before taxes of $4,841 that was included in the Company’s Condensed Consolidated Statement of Income, which consisted of approximately $90,951 in revenues and $86,110 in expenses.

NOTE 10 - INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $7,442,000 as of March 31, 2015, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2025 to 2030.

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

Income tax provision (benefit):

	Three Months Ended
	March 31,	March 31,
	2015	2014
Current:
Federal	$191,831	$46,801
State and local	23,252	-

Total current tax provision	215,083	46,801

Deferred:
Federal	8,473	24,110
State and local	1,027	-
Release of valuation allowance	(200,000)	-

Total deferred tax provision (benefit)	(190,500)	24,110

Total provision	$24,583	70,911

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 10 - INCOME TAXES (Continued)

For the year three months ended March 31, 2015, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense which is generally never tax deductible for the Company. The provision for the three months ended March 31, 2015 was $215,083. The effective tax rate consists primarily of the 34% federal statutory tax rate and a blended 4% state and local tax rate.

For the three months ended March 31, 2015, the Company’s Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance, totaling $560,000, no longer deemed necessary, and recorded a net tax benefit of $200,000, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of historical and projected income.

NOTE 11 – SUBSEQUENT EVENTS

On April 29, 2015 the Board approved entering into a consulting agreement with Christopher Roberts IR for the provision of investor relations services.  In addition to cash payments for services, the Company issued 15,000 shares of common stock at $2.24 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. and Subsidiary (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014.

During the three months ended March 31, 2015 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

1) Revenues increased 31.6% from the same three month period in the prior year.
2) Income from operations increased to $557,967 as compared to $201,642 for the same three month period in the prior year.
3) Net income was $521,167 as compared to $120,741 for the same three month period in the prior year.
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

6) Continued to book significant orders for Sage ERP X3.

Revenues

Revenues for the three months ended March 31, 2015 increased $1,558,489 (31.6%) to $6,483,114 as compared to $4,924,625 for the three months ended March 31, 2014.   Software sales increased by $772,772 to $1,382,742 in 2015 from $609,970 in 2014 for an overall increase of 126.7%.  This increase was primarily due to an increase in sales of our accounting software products, such as Sage ERP X3, cloud solutions Netsuite and Acumatica, and Accellos Warehouse Management.  Service revenue increased by $785,717 to $5,100,372 in 2015 from $4,314,655 in 2014 for an overall increase of 18.2%. The overall increases are primarily due to the continued successful sales and marketing efforts and very competitive pricing, and the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments.

Gross Profit

Gross profit for the three months ended March 31, 2015 increased $695,228 (33%) to $2,800,272 as compared to $2,105,044 for the three months ended March 31, 2014. The increase in overall gross profit for this period is attributed to the increase in revenues from existing business, including the revenues from the ESC acquisition.  For the period ended March 31, 2015, the overall gross profit percentage was 43.2% as compared to 42.7 % for the period ended March 31, 2014.   The gross profit attributed to software sales increased $462,665 to $745,233 for 2015 from $282,568 in 2014 which resulted in an increase in the gross profit percentage from 46% to 54%. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary. The gross profit attributed to services increased $233,051 from 2014 to 2015 primarily due to the implementations of larger scale accounting systems. The gross profit percentage attributed to services decreases to 40% in 2015 from 42% in 2014. In addition, the Company will often enter into agreements with former resellers to take over their customers in exchange for being paid a commission for a period of time. The Company currently has 12 of these arrangements in place, which had the result of reducing the Company’s reported gross profit percentage by less than 0.39% for the three months ended March 31, 2015 and less than 0.86% for the three months ended March 31, 2014.

Operating Expenses

Selling and marketing expenses increased $179,855 (24.6%) to $912,130 for the three months ended March 31, 2015 compared to $732,275 for the three months ended March 31, 2014 due to increased sales personnel and travel expenses as a result of an increase in sales activity.

General and administrative expenses increased $105,704 (9.8%) to $1,187,814 for the three months ended March 31, 2015 as compared to $1,082,110 for the three months ended March 31, 2014 primarily as a result of increases in payroll and related expenses associated with the addition of management personnel and incremental costs associated with the acquisition of ESC and ATR.

During the three months ended March 31, 2015, the Company recognized $30,405 of share-based compensation expense as a result of the granting of stock options to some of its non-executive employees as compared to $11,284 for the same three month period in 2014.

Depreciation and amortization expense increased $34,223 for the three months ended March 31, 2015 to $111,956 as compared to $77,733 for the period ended March 31, 2014. This increase is primarily attributed to the increase in amortization associated with the intangible assets acquired from the ESC acquisition in 2014.

Income from Operations

For the year three months ended March 31, 2015, the Company had income from operations of $577,967 as compared to income from operations of $201,642 for the same period in 2014.

Income Taxes

For the year three months ended March 31, 2015, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense which is generally never tax deductible for the Company. The provision for the three months ended March 31, 2015 was $215,083. The effective tax rate consists primarily of the 34% federal statutory tax rate and a blended 4% state and local tax rate.

For the three months ended March 31, 2015, the Company’s Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance no longer deemed necessary, and recorded a net tax benefit of $200,000, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of historical and projected income.

Net Income

For year three months March 31, 2015, the Company had net income of $521,167 as compared to a net income of $120,741 for the three months ended March 31, 2014 for the reasons mentioned above.

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

In October 2011, the Company obtained a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000.  On August 1, 2013, the Company negotiated a new line of credit and term loan from the bank. The term of the line of credit is for two years and expires on July 31, 2015. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At March 31, 2015, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth. As of March 31, 2015, the availability under this line was $750,000.

Under the term loan, the Company borrowed $350,000 in July 2013 from a bank. The term loan expires on July 31, 2015. Monthly payments are at $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  At March 31, 2015 the outstanding balance was $61,076.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”) the note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At March 31, 2015 the outstanding balance was $294,068.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note in the aggregate amount of $175,000 (the “ATR Note”) and matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At March 31, 2015 the outstanding balance was $175,000.

In March 2015, 363,490 shares of common stock were sold at a price of $4.24 per share and 181,745 warrants were sold at a price of $.01. The gross proceeds raised was $1,543,015 and underwriting expenses of $730,992, resulting in net proceeds to the Company of $812,023.

During the three months ended March 31, 2015, the Company had a net increase in cash of $1,076,044.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $450,758 in cash from operating activities for the three months ended March 31, 2015 as compared to generating $400,627 of cash for operating activities for the same period in 2014. This increase in cash provided by operating activities is primarily attributed to an increase in deferred revenues and an increase in accounts receivable offset partially by an increase in accounts payable.

Cash used in investing activities

Investing activities for the three months ended March 31, 2015 used cash of $104,869. This use of cash is attributed to higher purchases of property and equipment and the acquisition of ATR.

Cash provided by financing activities

Financing activities for the three months ended March 31, 2015 provided cash of $730,155 as compared to a use of cash of $56,610 for the same period in 2014. The increase was due primarily to the sale of common stock.

The Company believes that as a result of the growth in business, and the availability of its credit line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2015.

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

For the three months ended March 31, 2015, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our annual 10-K for the year ended December 31, 2014.

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

There were no liabilities for uncertain tax positions at March 31, 2015 and 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this ASU on January 1, 2017. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and management is currently evaluating which transition approach to use. The Company is currently assessing the impact that adopting this new accounting guidance will have on its consolidated financial statements and footnote disclosures.  In April 2015 the FASB proposed delaying the effective date by one year for public companies

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

During the three months ended March 31, 2015 or for fiscal 2014, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Notwithstanding the material weakness, management believes that the condensed consolidated financial statements which are included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position of the Company at March 31, 2015 in conformity with U.S. generally accepted accounting principles.

Remediation

We are currently in the process of executing a plan of action to remediate the material weaknesses identified above.   However, we cannot be assured that these weaknesses will be remediated or that other material weaknesses will not be discovered.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 31, 2015.

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

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6.     Exhibits

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERSUN TECHNOLOGIES, INC.

Dated: May 5, 2015	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Accounting Officer