Form 10-Q
period 2015-06-30
SilverSun Technologies, Inc.
filed 2015-08-14
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

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

As of August 14, 2015, there were 4,410,736 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$2,062,756	$1,308,337
Accounts receivable, net of allowance of $125,000	1,995,753	2,097,454
Unbilled services	846,209	230,000
Prepaid expenses and other current assets	284,492	195,779
Deferred tax asset – current	38,000	38,000
Total current assets	5,227,210	3,869,570

Property and equipment, net	305,880	295,054
Intangible assets, net	910,179	809,481
Goodwill	56,000	56,000
Deferred tax asset	181,000	-
Deposits and other assets	26,260	26,725

Total assets	$6,706,529	$5,056,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,135,952	$1,393,541
Accrued expenses	570,042	794,157
Accrued interest	14,196	14,716
Income taxes payable	307,778	76,000
Long term debt – current portion	135,828	174,578
Capital lease obligations – current portion	72,949	65,269
Deferred revenue	2,606,919	2,215,114
Total current liabilities	4,843,664	4,733,375

Long term debt, net of current portion	311,760	242,926
Capital lease obligations, net of current portion	82,470	66,922
Total liabilities	5,237,894	5,043,223

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares; No shares issued and outstanding	-	-
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share; 0 and 1 share issued and outstanding	-	1
Common stock:
Par value $.00001; authorized 75,000,000 shares; 4,346,252 and 3,959,064 shares issued and outstanding	44	40
Additional paid-in capital	11,919,300	11,030,043
Accumulated deficit	(10,450,709)	(11,016,477)
Total stockholders’ equity	1,468,635	13,607

Total liabilities and stockholders’ equity	$6,706,529	$5,056,830

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues:
Product, net	$918,251	$946,803	$2,300,993	$1,556,773
Service, net	5,013,168	4,308,139	10,113,540	8,622,794
Total revenues, net	5,931,419	5,254,942	12,414,533	10,179,567

Cost of revenues:
Product	432,728	454,763	1,070,237	782,165
Service	3,087,957	2,552,342	6,133,290	5,044,521
Cost of revenues	3,520,685	3,007,105	7,203,527	5,826,686

Gross profit	2,410,734	2,247,837	5,211,006	4,352,881

Selling, general and administrative expenses:
Selling expenses	929,668	890,627	1,841,798	1,622,902
General and administrative expenses	1,266,105	1,083,472	2,453,919	2,165,582
Share-based compensation	10,532	51,785	40,937	63,069
Depreciation and amortization	120,353	89,224	232,309	166,957
Total selling, general and administrative expenses	2,326,658	2,115,108	4,568,963	4,018,510

Income from operations	84,076	132,729	642,043	334,371

Other income (expense):
Interest expense, net	(13,280)	(14,233)	(25,497)	(24,223)
Total other income (expense)	(13,280)	(14,233)	(25,497)	(24,223)

Income before taxes	70,796	118,496	616,546	310,148

Provision for income taxes	26,195	58,606	50,778	129,517

Net income	$44,601	$59,890	$565,768	$180,631

Net income per common share:
Basic	$0.01	$0.02	$0.13	$0.05
Fully diluted	0.01	0.02	0.13	0.05

Weighted average shares:
Basic	4,341,637	3,939,233	4,192,804	3,934,905
Diluted	4,341,637	3,939,233	4,192,804	3,935,663

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2014 AND SIX MONTHS ENDED JUNE 30, 2015

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated Equity	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at January 1, 2014	-	$-	1	$1	3,922,566	$39	$10,809,499	$(11,209,378)	$(399,839)

Common stock issued in a cashless exercise of warrants	-	-	-	-	4,167	-	(1)	-	(1)
Issuance of common stock for repayment of accrued liabilities	-	-	-	-	5,331	-	20,792	-	20,792
Share-Based Compensation	-	-	-	-	-	-	130,253	-	130,253

Issuance of common stock for services	-	-	-	-	27,000	1	69,500	-	69,501
Net income	-	-	-	-	-	-	-	192,901	192,901
Balance at December 31, 2014	-	$-	1	$1	3,959,064	$40	$11,030,043	$(11,016,477)	$13,607

Cancellation of preferred share	-	-	(1)	(1)	-	-	1	-	-
Issuance of common stock, net of fees	-	-	-	-	363,490	4	812,019	-	812,023
Roundup of fractional shares	-	-	-	-	8,698	-	-	-	-
Issuance of common stock for services	-	-	-	-	15,000	-	36,300	-	36,300
Share-Based Compensation	-	-	-	-	-	-	40,937	-	40,937
Net income	-	-	-	-	-	-	-	565,768	565,768

Balance at June 30, 2015	-	$-	-	$-	4,346,252	$44	$11,919,300	$(10,450,709)	$1,468,635

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$565,768	$180,631
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(181,000)	44,036
Depreciation and amortization	78,007	56,486
Amortization of intangibles	154,302	110,471
Share-based compensation	40,937	63,069
Common stock issued in exchange for services	36,300	38,500

Changes in assets and liabilities:
Accounts receivable	101,701	(210,936)
Unbilled services	(616,209)	(150,000)
Prepaid expenses and other current assets	(88,713)	(286,616)
Deposits and other assets	465	(2,823)
Accounts payable	(257,589)	345,669
Accrued expenses	(224,115)	(244,442)
Income tax payable	231,778	-
Accrued interest	(520)	(751)
Deferred revenue	391,805	363,197
Net cash provided by operating activities	232,917	306,491

Cash flows from investing activities:
Purchase of property and equipment	(24,869)	(10,344)
Acquisition of business	(80,000)	-
Net cash used in investing activities	(104,869)	(10,344)

Cash flows from financing activities:
Repayment of long-term debt	(144,916)	(90,300)
Principal payments under capital leases obligations	(40,736)	(30,198)
Proceeds from issuance of common stock and warrants, net of fees	812,023	-
Net cash provided by (used in) financing activities	626,371	(120,498)

Net increase in cash and cash equivalents	754,419	175,649

Cash and cash equivalents – beginning of period	1,308,337	762,892

Cash and cash equivalents – end of period	$2,062,756	$938,541

Cash paid during period for:
Interest	$27,747	$24,974
Income taxes	$-	$-

See accompanying footnotes to the condensed consolidated financial statements.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the six months ended June 30, 2015:

The Company acquired certain assets of ATR for a $175,000 promissory note in addition to a cash payment of $80,000.

On March 29, 2015, Mr. Meller returned his one share of Series B Preferred Stock (the “Series B Preferred”) to the Company and with the approval of the majority of the Company’s stockholders and the Board of Directors the Series B Preferred Stock was canceled in its entirety.

The Company incurred approximately $63,964 in capital lease obligations.

For the six months ended June 30, 2014:

In connection with the acquisition of ESC Software, Inc. (“ESC”) the Company issued ESC a promissory note in the amount of $350,000 and the fair value of the assets was recorded at $350,000.

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

SilverSun Technologies, Inc. (the “Company” or “SilverSun”) and wholly owned subsidiary SWK Technologies, Inc. (“SWK”) is a value added reseller and master developer for Sage Software’s Sage 100/500 and ERP X3 financial and accounting software as well as the publisher of 20 proprietary software solutions, including its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC”.  The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States.  The Company is publicly traded and is currently quoted on the OTCQB marketplace (“OTCQB”) under the symbol “SSNT.”

In May 2014, the Company completed the purchase of selected assets of ESC Software, Inc. (“ESC”), a leading Arizona-based reseller of Sage Software and Acumatica applications. ESC’s customers and business products and services have been integrated into the infrastructure of SWK.

In March of 2015, the Company completed the purchase of selected assets of 2000 SOFT, d/b/a Accounting Technology Resources (“ATR”).  ATR’s customers and business products and services have been integrated into the infrastructure of SWK.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of June 30, 2015, the results of operations and cash flows for the three and six months ended June 30, 2015 and 2014.  These results are not necessarily indicative of the results to be expected for the full year.

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

On February 4, 2015 the Company effected a 1-for-30 reverse stock split of the outstanding common stock (the “Reverse Stock Split”) whereby every thirty (30) shares of outstanding common stock decreased to one (1) share of common stock. Similarly, the number of shares of common stock, par value $0.00001 (“Common Stock”) into which each outstanding option and warrant to purchase common stock is to be exercisable decreased on a 1-for-30 basis and the exercise price of each outstanding option and warrant to purchase common stock increased proportionately. The impact of this reverse stock split has been retroactively applied to the financial statements and the related notes.

During the six months ended June 30, 2015, there have been no material changes to the Company’s significant accounting policies than those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Principle of Consolidation

The consolidated financial statements include the accounts of SilverSun and its subsidiary SWK, which is wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the six months ended June 30, 2015 and 2014.

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

Concentrations

The Company maintains its cash and cash equivalents with various institutions, which exceed federally insured limits throughout the year.  At June 30, 2015 and December 31, 2014, the Company had cash on deposit of approximately $1,543,802 and $1,029,941 respectively in excess of the federally insured limits of $250,000.

For the six months ended June 30, 2015 and 2014, our top ten customers accounted for 23% ($2,810,959) and 16% ($1,612,347), respectively, of our total revenues.  The Company does not rely on any one specific customer for any significant portion of our revenue.

For the six months ended June 30, 2015 and 2014, purchases from one supplier through a “channel partner” agreement were approximately 23% and 23% of cost of revenues, respectively.  This channel partner agreements is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

For the six months ended June 30, 2015 and 2014, one supplier represented approximately 36% of total accounts payable for both periods ended.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of June 30, 2015 the Company believes it has no significant risk related to its concentration of accounts receivable.

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

There were no liabilities for uncertain tax positions at June 30, 2015 and 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the period ended June 30, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In July 2015, the FASB deferred the effective date of this accounting update to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date. The Company is required to adopt the amendments in the ASU using one of two acceptable methods. The Company is currently in the process of determining which adoption method it will apply and evaluating the impact of the guidance on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standard Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern .  Management of public and private companies will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual periods ending after December 15, 2016 and interim periods ending after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of this ASU to impact the consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the three and six months ended June 30, 2015 does not include share equivalents as all warrants and options exceeded the average market price of the common stock.

	Three Months Ended	Three Months Ended
	June 30, 2015	June 30, 2014
Basic net income per share computation:
Net income	$44,601	$59,890
Weighted-average common shares outstanding	4,341,637	3,939,233
Basic net income per share	$0.01	$0.02
Diluted net income per share computation:
Net income	$44,601	$59,890
Weighted-average common shares outstanding	4,341,637	3,939,233
Incremental shares attributable to the common stock equivalents	-	-
Total adjusted weighted-average shares	4,341,637	3,939,233
Diluted net income per share	$0.01	$0.02

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
Basic net income per share computation:
Net income	$565,768	$180,631
Weighted-average common shares outstanding	4,192,804	3,934,905
Basic net income per share	$0.13	$0.05
Diluted net income per share
Net income	$565,768	$180,631
Weighted-average common shares outstanding	4,192,804	3,934,905
Incremental shares attributable to the common stock equivalents	-	758
Total adjusted weighted-average shares	4,192,804	3,935,663
Diluted net income per share	$0.13	$0.05

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	6 Months June 30, 2015	6 Months June 30, 2014
Stock options	163,846	159,116
Warrants	203,253	16,667

Total potential dilutive securities not included in income per share	367,099	175,783

	3 Months June 30, 2015	3 Months June 30, 2014
Stock options	163,846	159,116
Warrants	203,253	25,000

Total potential dilutive securities not included in income per share	367,099	184,116

   SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2015	December 31, 2014
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	1,264,211	1,175,378
	1,294,768	1,205,935
Less: Accumulated depreciation	(988,888)	(910,881)
Property and equipment, net	$305,880	$295,054

Depreciation and amortization expense related to these assets for the three and six months ended June 30, 2015 was $39,800 and $78,007, respectively, as compared to $28,156 and $56,486 for the three and six months ended June 30, 2014, respectively.

Property and equipment under capital leases are summarized as follows:

	June 30, 2015	December 31, 2014
Equipment, furniture and fixtures	361,050	297,080
Less: Accumulated depreciation	(185,562)	(143,376)

Property and equipment, net	$175,488	$153,704

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of developed intellectual property carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the five year estimated useful lives.

The components of intangible assets are as follows:

	June 30, 2015	December 31, 2014
Proprietary developed software	$365,911	$365,911
Intellectual property, customer list, and acquired contracts	1,243,000	988,000

Total intangible assets	$1,608,911	$1,353,911
Less: accumulated amortization	(698,732)	(544,430)
	$910,179	$809,481

The estimated remaining useful lives for proprietary developed software is between 3 to 5 years. The estimated remaining useful lives for intellectual property and customer lists is between 4 to 5 years.

Amortization expense included in depreciation and amortization was $80,552 and $154,302 respectively for the three and six months ended June 30, 2015 as compared to $61,069 and $110,471 for the three and six months ended June 30, 2014.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 5 – INTANGIBLE ASSETS (Continued)

The Company expects future amortization expense to be the following:

Amortization
Balance of 2015	$156,314
2016	312,629
2017	210,073
2018	115,019
2019	107,645
Thereafter	8,499

Total	$910,179

NOTE 6 – LINE OF CREDIT, TERM LOAN AND PROMISSORY NOTES

On August 1, 2013, the Company obtained a line of credit and term loan from the bank. The line of credit is for two years and expired on July 31, 2015 and was not renewed. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (5% at June 30, 2015).  The line is collateralized by substantially all of the assets of the Company and guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At June 30, 2015, the Company was in compliance with the required financial covenants the fixed charge ratio and debt to net worth. As of June 30, 2015, the availability under this line was $750,000.

The term loan is for $350,000 for two years and matures on July 31, 2015. Monthly payments are $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  At June 30, 2015 the outstanding balance was $14,680.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”) and matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At June 30, 2015 the outstanding balance was $277,106.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At June 30, 2015 the outstanding balance was $155,801.

At June 30, 2015, twelve (12) months of future payments of long term debt are as follows:

2016	$135,828
2017	128,706
2018	116,241
2019	66,813
Total	$447,588

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

At June 30, 2015, twelve (12) months of future payments under capital leases are as follows:

2016	$80,401
2017	60,107
2018	31,362
2019	271
Total minimum lease payments	172,141
Less amounts representing interest	(16,722)
Present value of net minimum lease payments	155,419
Less current portion	(72,949)
Long-term capital lease obligation	$82,470

NOTE 8 – EQUITY

Equity

In March 10, 2015, March 23, 2015 and March 24, 2015, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”) providing for the issuance and sale by the Company (the “Offering”) of an aggregate of 363,490 shares (the “Shares”) of Common Stock and warrants (the “Investor Warrants”) to purchase an aggregate of  181,745 shares of Common Stock (the “Warrant Shares”). Each Warrant to purchase one share of Common Stock was sold at a price of $0.01 and has an exercise price of $5.30 per share. The gross proceeds raised was $1,543,015 and expenses relating to the Offering of $730,992, resulting in net proceeds to the Company of $812,023.

On March 29, 2015, Mr. Meller returned his one share of Series B Preferred Stock (the “Series B Preferred”) to the Company and with the approval of the majority of the Company’s stockholders and the Board of Directors the Series B Preferred Stock was canceled in its entirety.

On April 29, 2015 the Board approved entering into a consulting agreement with Christopher IR for investor relation services.  In addition to cash payments for services, the Company issued 15,000 shares of Common Stock at $2.42 per share or $36,300.

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

NOTE 8 –  EQUITY (Continued)

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

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2014 and the six months ending June 30, 2015 and changes during the years are presented below: (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2014	89,116	$4.80	3.4 years	$-0-
Options granted	80,000	4.50	4.3 years
Options exercised	-
Options canceled/forfeited	(5,270)	$4.80

Outstanding options at December 31, 2014	163,846	$4.65	2.5 years	$-0-
Options granted	10,000	$4.00	4.7 years
Options exercised	-
Options canceled/forfeited	(10,000)	$4.41

Outstanding options at June 30, 2015	163,846	$4.62	2.9 years	$-0-

Vested Options:
June 30, 2015;	116,514	$4.72	2.4 years	$-0-
December 31, 2014:	115,653	$4.65	1.8 years	$-0-

For the six months ended June 30, 2015 the unamortized compensation expense for stock options was $104,000.  Unamortized compensation expense is expected to be recognized over a weighted-average period of three years.

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

NOTE 8 –  EQUITY (Continued)

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

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2014	25,001	$5.20
Granted	-	$-
Exercised	8,333	$3.60
Canceled	16,668	$4.20
Outstanding and Exercisable December 31, 2014	-	$-

Granted	203,253	$5.29
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable June 30, 2015	203,253	$5.29

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

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 9 – BUSINESS COMBINATION (Continued)

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2014, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the six months ended June 30, 2015 and 2014 as if the acquisition occurred on January 1, 2014. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of June 30, 2015 of expected definite lived intangible assets.

Pro Forma	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net sales	$12,638,137	$11,728,330
Operating expenses	4,664,626	4,445,246
Income before taxes	632,132	469,687
Net income	$576,055	$281,141
Basic and diluted income per common share	$0.13	$0.07

The Company’s condensed consolidated financial statements for the six months ending June 30, 2015 include the actual results of ESC since the date of acquisition, May 6, 2014 and the actual results of ATR since the date of acquisition, March 11, 2015. The six months ended June 30, 2015 pro-forma results above include two months of results of ATR and for the period ended June 30, 2014 pro-forma results above include six months of pro-forma results for ATR and four months of pro-forma results for ESC. For the six months ended June 30, 2015 the ESC operations had a net income before taxes of $69,108 that was included in the Company’s Condensed Consolidated Statement of Income, which consisted of approximately $587,170 in revenues and $518,062 in expenses.  For the six months ended June 30, 2015 the ATR operations had a net income before taxes of $36,004 that was included in the Company’s Condensed Consolidated Statement of Income, which consisted of approximately $401,167 in revenues and $365,163 in expenses.

NOTE 10 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $7,442,000 as of June 30, 2015, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2025 to 2030.

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

Income tax provision (benefit):

	Six Months Ended
	June 30,	June 30,
	2015	2014
Current:
Federal	$206,926	$85,481
State and local	24,852	-

Total current tax provision	231,778	85,481

Deferred:
Federal	16,946	44,036
State and local	2,054	-
Release of valuation allowance	(200,000)	-

Total deferred tax provision (benefit)	(181,000)	44,036

Total provision	$50,778	129,517

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 10 – INCOME TAXES (Continued)

For the year six months ended June 30, 2015, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense which is generally never tax deductible for the Company. The provision for the six months ended June 30, 2015 was $231,778. The effective tax rate consists primarily of the 34% federal statutory tax rate and a blended 3% state and local tax rate.

For the six months ended June 30, 2015, the Company’s Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance, totaling $560,000, no longer deemed necessary, and recorded a net tax benefit of $200,000, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of historical and projected income.

NOTE 11 – SUBSEQUENT EVENTS

On July 6, 2015 SWK entered into an Asset Purchase Agreement with ProductiveTech, Inc. (PTI) a New Jersey corporation, and John McPoyle and Kevin Snyder in their individual capacity as Shareholders.  In consideration for the acquired assets, the Company paid $500,000 in cash and issued a promissory note for $600,000 (the “Note”).  The note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645.  Additionally in connection with the purchase agreement, SilverSun Technologies, Inc. (“SSNT”) issued 64,484 shares of common stock at $4.032 per share for a value of $260,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. and SWK, its wholly owned subsidiary (together the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014.

During the six months ended June 30, 2015 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

1) Revenues increased 22% from the same six month period in the prior year.
2) Income from operations increased to $642,043 as compared to $334,371 for the same six month period in the prior year.
3) Net income was $565,768 as compared to $180,631 for the same six month period in the prior year.
4) As a result of an increase in sales and marketing expense, we continue to lay the foundation for continued growth.
5) Continued to book significant orders for Sage ERP X3.

Revenues

Revenues for the three and six months ended June 30, 2015 increased $676,477 to $5,931,419 (12.9%) and $2,234,966 (22.0%) to $12,414,533 respectively as compared to $5,254,942 and $10,179,567 for the three and six months ended June 30, 2014 respectively.   Software sales decreased by $28,552 for the three months ended June 30, 2015 while there was an overall increase of $744,220 to $2,300,993 for the six months ended June 30, 2015.  Software sales for the three months ended June 30, 2014 was $946,803 and $1,556,773 for the six months ended June 30, 2014 for an overall increase of 47.8% over the same period in 2015.  This increase was primarily due to an increase in sales of our accounting software products, such as Sage ERP X3, cloud solutions Netsuite and Acumatica, and Accellos Warehouse Management.  Service revenue increased by $705,029 to $5,013,168 for the three months ended June 30, 2015 from $4,308,139 for the three months ended June 30, 2014. Service revenue increased $1,490,746 to $10,113,540 for the six months ended June 30, 2015 from $8,622,794 for the six months ended June 30, 2014. The overall increases are primarily due to the continued successful sales and marketing efforts and very competitive pricing, and the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments.

Gross Profit

Gross profit for the three months ended June 30, 2015 increased $162,897 (7.2%) to $2,410,734 and increased $858,125 (19.7%) to $5,211,006 as compared to $4,352,881 for the six months ended June 30, 2014. The increase in overall gross profit for this period is attributed to the increase in revenues from existing business, including the revenues from the ESC and ATR acquisitions.  For the period ended June 30, 2015, the overall gross profit percentage was 42.0% as compared to 42.8% for the period ended June 30, 2014.   The gross profit attributed to software sales increased $456,148 to $1,230,756 for the six months ended June 30, 2015 from $774,608 for the six months ended June 30, 2014 which resulted in an increase in the gross profit percentage from 49.8% to 53.5%. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary. The gross profit attributed to services increased $401,977 from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily due to the implementations of larger scale accounting systems. The gross profit percentage attributed to services decreased to 39.4% for the six months ended June 30, 2015 from 41.5% for the six months ended June 30, 2014. In addition, the Company will often enter into agreements with former resellers to take over their customers in exchange for being paid a commission for a period of time. The Company currently has 12 of these arrangements in place, which had the result of reducing the Company’s reported gross profit percentage by less than 0.27% for the six months ended June 30, 2015 and less than 0.74% for six months ended June 30, 2014.

Operating Expenses

Selling and marketing expenses increased $39,041 (4.4%) to $929,668 for the three months ended June 30, 2015 from $890,627 for the three months ended June 30, 2014. For the six months ended June 30, 2015 sales and marketing expenses increased $218,896 (13.5%) to $1,841,798 as compared to $1,622,902 the six months ended June 30, 2014 due to increased sales personnel and travel expenses as a result of an increase in sales activity.

General and administrative expenses increased $182,633 (16.9%) to $1,266,105 for the three months ended June 30, 2015 from $1,083,472 for the three months ended June 30, 2014. For the six months ended June 30, 2015 general and administrative expenses increased $288,337 (13.3%) to $2,453,919 for the six months ended June 30, 2015 as compared to $2,165,582 for the six months ended June 30, 2014 primarily as a result of increases in payroll and related expenses associated with the addition of management personnel and incremental costs associated with the acquisition of ESC and ATR.

During the three and six months ended June 30, 2015, the Company recognized $10,532 and $40,937 of share-based compensation expense respectively as a result of the granting of stock options to some of its non-executive employees as compared to $51,785 and $63,069 for the three and six months ended June 30, 2014 respectively.

Depreciation and amortization expense increased $65,352 for the six months ended June 30, 2015 to $232,309 as compared to $166,957 for the period ended June 30, 2014. This increase is primarily attributed to the increase in amortization associated with the intangible assets acquired from the ESC acquisition in 2014 and the ATR acquisition in 2015.

Income from Operations

For the three and six months ended June 30, 2015 the Company had income from operations of $84,076 and $642,043 respectively as compared to income from operations of $132,729 and $334,371 for the three and six months ended June 30, 2014 respectively.

Income Taxes

For the year six months ended June 30, 2015, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense which is generally never tax deductible for the Company. The provision for the six months ended June 30, 2015 was $50,778. The effective tax rate consists primarily of the 34% federal statutory tax rate and a blended 3% state and local tax rate.

For the six months ended June 30, 2015, the Company’s Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance no longer deemed necessary, and recorded a net tax benefit of $200,000, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of historical and projected income.

Net Income

For three and six months June 30, 2015, the Company had net income of $44,601 and $565,768 respectively as compared to a net income of $59,890 and $180,631 for the six months ended June 30, 2014 for the reasons mentioned above.

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

In October 2011, the Company obtained a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000.  On August 1, 2013, the Company negotiated a new line of credit and term loan from the bank. The term of the line of credit is for two years and expired on July 31, 2015 and was not renewed. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At June 30, 2015, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth. As of June 30, 2015, the availability under this line was $750,000.

Under the term loan, the Company borrowed $350,000 in July 2013 from a bank. The term loan expires on July 31, 2015. Monthly payments are at $15,776 including interest at 8%. The term loan is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  At June 30, 2015 the outstanding balance was $14,680.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”) the note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At June 30, 2015 the outstanding balance was $277,106.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note in the aggregate amount of $175,000 (the “ATR Note”) and matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At June 30, 2015 the outstanding balance was $155,801.

In March 2015, 363,490 shares of common stock were sold at a price of $4.24 per share and 181,745 warrants were sold at a price of $.01. The gross proceeds raised was $1,543,015 and underwriting expenses of $730,992, resulting in net proceeds to the Company of $812,023.

On July 6, 2015 SWK entered into an Asset Purchase Agreement with ProductiveTech, Inc. (PTI) a New Jersey corporation, and John McPoyle and Kevin Snyder in their individual capacity as Shareholders.  In consideration for the acquired assets, the Company paid $500,000 in cash and issued a promissory note for $600,000 (the “Note”).  The note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645.  Additionally in connection with the purchase agreement, SilverSun Technologies, Inc. (“SSNT”) issued 64,484 shares of common stock at $4.032 per share for a value of $260,000.

During the six months ended June 30, 2015, the Company had a net increase in cash of $754,419.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $232,917 in cash from operating activities for the six months ended June 30, 2015 as compared to generating $306,491 of cash for operating activities for the same period in 2014. This increase in cash provided by operating activities is primarily attributed to an increase in deferred revenues and an increase in unbilled services.

Cash used in investing activities

Investing activities for the six months ended June 30, 2015 used cash of $104,869 as compared to a use of cash of $10,344 for the same period in 2014. This use of cash is attributed to higher purchases of property and equipment and the acquisition of ATR.

Cash provided by financing activities

Financing activities for the six months ended June 30, 2015 provided cash of $626,371 as compared to a use of cash of $120,498 for the same period in 2014. The increase was due primarily to the sale of common stock.

The Company believes that as a result of the growth in business, and the availability of its credit line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2015.

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

For the six months ended June 30, 2015, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our annual 10-K for the year ended December 31, 2014.

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

There were no liabilities for uncertain tax positions at June 30, 2015 and 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In July 2015, the FASB deferred the effective date of this accounting update to annual periods beginning after December 15, 2017, along with an option to permit early adoption as of the original effective date. The Company is required to adopt the amendments in the ASU using one of two acceptable methods. The Company is currently in the process of determining which adoption method it will apply and evaluating the impact of the guidance on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standard Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern .  Management of public and private companies will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual periods ending after December 15, 2016 and interim periods ending after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of this ASU to impact the consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

During the six months ended June 30, 2015 or for fiscal 2014, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Notwithstanding the material weakness, management believes that the condensed consolidated financial statements which are included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position of the Company at June 30, 2015 in conformity with U.S. generally accepted accounting principles.

Remediation

We are currently in the process of executing a plan of action to remediate the material weaknesses identified above.   However, we cannot be assured that these weaknesses will be remediated or that other material weaknesses will not be discovered.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: August 14, 2015	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Accounting Officer