Form 10-Q
period 2015-09-30
SilverSun Technologies, Inc.
filed 2015-11-16
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

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

As of November 13, 2015, there were 4,410,736 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$1,139,404	$1,308,337
Accounts receivable, net of allowance of $125,000	2,345,593	2,097,454
Unbilled services	941,051	230,000
Prepaid expenses and other current assets	422,006	195,779
Deferred tax asset – current	38,000	38,000
Total current assets	4,886,054	3,869,570

Property and equipment, net	378,192	295,054
Intangible assets, net	2,008,773	809,481
Goodwill	56,000	56,000
Deferred tax asset	171,500	-
Deposits and other assets	27,759	26,725

Total assets	$7,528,278	$5,056,830

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,292,533	$1,393,541
Accrued expenses	508,437	794,157
Accrued interest	14,514	14,716
Income taxes payable	272,791	76,000
Long term debt – current portion	241,315	174,578
Capital lease obligations – current portion	79,404	65,269
Deferred revenue	2,542,803	2,215,114
Total current liabilities	4,951,797	4,733,375

Long term debt, net of current portion	746,309	242,926
Capital lease obligations, net of current portion	77,832	66,922
Total liabilities	5,775,938	5,043,223

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares; No shares issued and outstanding	-	-
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share; 0 and 1 share issued and outstanding	-	1
Common stock:
Par value $.00001; authorized 75,000,000 shares; 4,410,736 and 3,959,064 shares issued and outstanding	45	40
Additional paid-in capital	12,186,540	11,030,043
Accumulated deficit	(10,434,245)	(11,016,477)
Total stockholders’ equity	1,752,340	13,607

Total liabilities and stockholders’ equity	$7,528,278	$5,056,830

See accompanying footnotes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues:
Product, net	$864,698	$1,345,238	$3,165,690	$2,902,011
Service, net	6,335,085	4,741,227	16,448,626	13,364,021
Total revenues, net	7,199,783	6,086,465	19,614,316	16,266,032

Cost of revenues:
Product	409,451	699,750	1,479,688	1,481,915
Service	3,885,325	2,828,168	10,018,616	7,872,689
Cost of revenues	4,294,776	3,527,918	11,498,304	9,354,604

Gross profit	2,905,007	2,558,547	8,116,012	6,911,428

Selling, general and administrative expenses:
Selling expenses	1,254,202	853,818	3,096,001	2,476,720
General and administrative expenses	1,409,815	1,086,033	3,863,732	3,251,615
Share-based compensation	8,015	56,092	48,952	119,161
Depreciation and amortization	184,627	95,098	416,936	262,055
Total selling, general and administrative expenses	2,856,659	2,091,041	7,425,621	6,109,551

Income from operations	48,348	467,506	690,391	801,877

Other income (expense):
Interest expense, net	(14,347)	(21,494)	(39,844)	(45,717)
Total other income (expense)	(14,347)	(21,494)	(39,844)	(45,717)

Income before taxes	34,001	446,012	650,547	756,160

Provision for income taxes	17,537	197,847	68,315	327,364

Net income	$16,464	$248,165	$582,232	$428,796

Net income per common share:
Basic	$0.00	$0.06	$0.14	$0.11
Fully diluted	0.00	0.06	0.14	0.11

Weighted average shares:
Basic	4,407,231	3,945,925	4,265,065	3,938,618
Diluted	4,407,231	3,947,376	4,265,065	3,939,642

See accompanying footnotes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2014 AND NINE MONTHS ENDED SEPTEMBER 30, 2015

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated Equity	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at January 1, 2014	-	$-	1	$1	3,922,566	$39	$10,809,499	$(11,209,378)	$(399,839)

Common stock issued in a cashless exercise of warrants	-	-	-	-	4,167	-	(1)	-	(1)
Issuance of common stock for repayment of accrued liabilities	-	-	-	-	5,331	-	20,792	-	20,792
Share-Based Compensation	-	-	-	-	-	-	130,253	-	130,253

Issuance of common stock for services	-	-	-	-	27,000	1	69,500	-	69,501
Net income	-	-	-	-	-	-	-	192,901	192,901
Balance at December 31, 2014	-	$-	1	$1	3,959,064	$40	$11,030,043	$(11,016,477)	$13,607

Cancellation of preferred share	-	-	(1)	(1)	-	-	1	-	-
Issuance of common stock, net of fees	-	-	-	-	363,490	4	812,019	-	812,023
Roundup of fractional shares	-	-	-	-	8,698	-	-	-	-
Issuance of common stock for services	-	-	-	-	15,000	-	36,300	-	36,300
Issuance of common stock for acquisition					64,484	1	259,225		259,226
Stock warrants in exchange for services							20,000		20,000
Share-Based Compensation	-	-	-	-	-	-	28,952	-	28,952
Net income	-	-	-	-	-	-	-	582,232	582,232

Balance at September 30, 2015	-	$-	-	$-	4,410,736	$45	$12,186,540	$(10,434,245)	$1,752,340

The accompanying footnotes to the unaudited consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$582,232	$428,796
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(171,500)	51,000
Depreciation and amortization	116,927	84,682
Amortization of intangibles	300,010	177,373
Share-based compensation	28,952	119,161
Stock warrants in exchange for services	20,000	-
Common stock issued in exchange for services	36,300	69,500

Changes in assets and liabilities:
Accounts receivable	(118,430)	(349,432)
Unbilled services	(700,682)	(398,000)
Prepaid expenses and other current assets	(212,188)	(63,146)
Deposits and other assets	(1,034)	(3,739)
Accounts payable	(208,779)	(14,694)
Accrued expenses	(285,720)	430,625
Income tax payable	196,791	-
Accrued interest	(202)	1,401
Deferred revenue	311,159	377,297
Net cash (used in) provided by operating activities	(106,164)	910,824

Cash flows from investing activities:
Purchase of property and equipment	(42,801)	(10,344)
Acquisition of businesses	(563,471)	-
Net cash used in investing activities	(606,272)	(10,344)

Cash flows from financing activities:
Repayment of long-term debt	(204,880)	(170,653)
Principal payments under capital leases obligations	(63,640)	(42,946)
Proceeds from issuance of common stock and warrants, net of fees	812,023	-
Net cash provided by (used in) financing activities	543,503	(213,599)

Net (decrease) increase in cash and cash equivalents	(168,933)	686,881

Cash and cash equivalents – beginning of period	1,308,337	762,892

Cash and cash equivalents – end of period	$1,139,404	$1,449,773

Cash paid during period for:
Interest	$42,550	$48,391
Income taxes	$83,041	$66,299

See accompanying footnotes to the unaudited condensed consolidated financial statements.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended September 30, 2015:

The Company acquired certain assets and assumed certain liabilities of ProductiveTech, Inc. (“PTI”) for a $600,000 promissory note in addition to a cash payment of $483,471 and issuance of 64,484 shares of common stock at $4.032 per share for a value of $260,000.

The Company acquired certain assets of 2000 Soft d/b/a/ Accounting Technologies Resources (“ATR”) for a $175,000 promissory note in addition to a cash payment of $80,000.

On March 29, 2015, Mr. Meller returned his one share of Series B Preferred Stock (the “Series B Preferred”) to the Company and with the approval of the majority of the Company’s stockholders and the Board of Directors the Series B Preferred Stock was canceled in its entirety.

The Company incurred approximately $88,685 in capital lease obligations.

For the nine months ended September 30, 2014:

In connection with the acquisition of ESC Software, Inc. (“ESC”) the Company issued ESC a promissory note in the amount of $350,000 and the fair value of the assets was recorded at $350,000.

The Company issued 159,939 shares of common stock with fair value of $20,792 for repayment of accrued liabilities of $20,792.

See accompanying footnotes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

SilverSun Technologies, Inc. (the “Company” or “SilverSun”) and wholly owned subsidiary SWK Technologies, Inc. (“SWK”) is a value added reseller and master developer for Sage Software’s Sage 100/500 and ERP X3 financial and accounting software as well as the publisher of 20 proprietary software solutions, including its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC”.  The Company is also a managed network service provider, providing remote network monitoring services, business continuity, disaster recovery, data backup, and application hosting. The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States.  The Company is publicly traded and is currently quoted on the OTCQB marketplace (“OTCQB”) under the symbol “SSNT.”

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

In July 2015, the Company completed the purchase of selected assets of ProductiveTech, Inc. (“PTI”). PTI’s selected assets and liabilities, customers and business products and services have been integrated into the infrastructure of SWK.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of September 30, 2015, the results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014.  These results are not necessarily indicative of the results to be expected for the full year.

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

During the nine months ended September 30, 2015, there have been no material changes to the Company’s significant accounting policies than those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the nine months ended September 30, 2015 and 2014.

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

Concentrations

The Company maintains its cash and cash equivalents with various institutions, which exceed federally insured limits throughout the year.  At September 30, 2015 and December 31, 2014, the Company had cash on deposit of approximately $812,730 and $1,029,941 respectively in excess of the federally insured limits of $250,000.

For the nine months ended September 30, 2015 and 2014, the top ten customers accounted for 17% ($3,250,700) and 15% ($2,400,477), respectively, of total revenues.  The Company does not rely on any one specific customer for any significant portion of its revenue.

For the nine months ended September 30, 2015 and 2014, purchases from one supplier through a “channel partner” agreement were approximately 24% and 26% of cost of revenues, respectively.  This channel partner agreements is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

For the nine months ended September 30, 2015 and 2014, one supplier represented approximately 28% and 38% of total accounts payable, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of September 30, 2015 the Company believes it has no significant risk related to its concentration of accounts receivable.

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

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2011 to 2014 remain open to examination for both the U.S. federal and state jurisdictions.

There were no liabilities for uncertain tax positions at September 30, 2015 and 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  The reclassifications have had no effect on the financial position, operations or cash flows for the period ended September 30, 2014.

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

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable, and accrued liabilities.  The carrying value of long term lease and debt obligations approximate fair value as their stated interest rates approximate the rates currently available.

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

In August 2014, the FASB issued Accounting Standard Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Management of public and private companies will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual periods ending after December 15, 2016 and interim periods ending after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of this ASU to impact the consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the three and nine months ended September 30, 2015 does not include share equivalents as all warrants and options exceeded the average market price of the common stock.

	Three Months Ended	Three Months Ended
	September 30, 2015	September 30, 2014
Basic net income per share computation:
Net income	$16,464	$248,165
Weighted-average common shares outstanding	4,407,231	3,945,925
Basic net income per share	$0.00	$0.06
Diluted net income per share computation:
Net income	$16,464	$248,165
Weighted-average common shares outstanding	4,407,231	3,945,925
Incremental shares attributable to the common stock equivalents	-	1,451
Total adjusted weighted-average shares	4,407,231	3,947,376
Diluted net income per share	$0.00	$0.06

	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014
Basic net income per share computation:
Net income	$582,232	$428,796
Weighted-average common shares outstanding	4,265,065	3,938,618
Basic net income per share	$0.14	$0.11
Diluted net income per share
Net income	$582,232	$428,796
Weighted-average common shares outstanding	4,265,065	3,938,618
Incremental shares attributable to the common stock equivalents	-	1,024
Total adjusted weighted-average shares	4,265,065	3,939,642
Diluted net income per share	$0.14	$0.11

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Nine Months September 30, 2015	Nine Months September 30, 2014
Stock options	162,409	169,116
Warrants	203,253	16,667

Total potential dilutive securities not included in income per share	365,662	185,783

	Three Months September 30, 2015	Three Months September 30, 2014
Stock options	162,409	169,116
Warrants	203,253	16,667

Total potential dilutive securities not included in income per share	365,662	185,783

   SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2015	December 31, 2014
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	1,375,443	1,175,378
	1,406,000	1,205,935
Less: Accumulated depreciation	(1,027,808)	(910,881)
Property and equipment, net	$378,192	$295,054

Depreciation and amortization expense related to these assets for the three and nine months ended September 30, 2015 was $38,920 and $116,927, respectively, as compared to $28,196 and $84,682 for the three and nine months ended September 30, 2014, respectively.

Property and equipment under capital leases are summarized as follows:

	September 30, 2015	December 31, 2014
Equipment, furniture and fixtures	385,771	297,080
Less: Accumulated depreciation	(208,131)	(143,376)

Property and equipment, net	$177,640	$153,704

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of developed intellectual property carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the five year estimated useful lives.

The components of intangible assets are as follows:

	September 30, 2015	December 31, 2014
Proprietary developed software	$365,911	$365,911
Intellectual property, customer list, and acquired contracts	2,487,302	988,000

Total intangible assets	$2,853,213	$1,353,911
Less: accumulated amortization	(844,440)	(544,430)
	$2,008,773	$809,481

The estimated remaining useful lives for proprietary developed software is between 3 to 5 years. The estimated remaining useful lives for intellectual property and customer lists is between 4 to 5 years.

Amortization expense included in depreciation and amortization was $145,708 and $300,010 respectively for the three and nine months ended September 30, 2015 as compared to $66,902 and $177,373 for the three and nine months ended September 30, 2014.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 5 – INTANGIBLE ASSETS (Continued)

The Company expects future amortization expense to be the following:

Amortization
Balance of 2015	$133,979
2016	570,797
2017	468,250
2018	373,190
2019	330,323
Thereafter	132,234

Total	$2,008,773

NOTE 6 – LINE OF CREDIT, TERM LOAN AND PROMISSORY NOTES

On August 1, 2013, the Company obtained a line of credit and term loan from the bank. The line of credit expired on July 31, 2015 and was automatically renewed for an additional year. The agreement includes a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (5% at September 30, 2015).  The line is collateralized by substantially all of the assets of the Company and guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. The Company was in compliance with all loan covenants at September 30, 2015.

The two year term loan for $350,000 matured on July 31, 2015. Monthly payments were $15,776 including interest at 8%. The term loan was collateralized by substantially all of the assets of the Company and was guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The term loan was paid off in full on July 3, 2015.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At September 30, 2015 the outstanding balance was $260,059.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At September 30, 2015 the outstanding balance was $146,557.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645. At September 30, 2015 the outstanding balance was $581,008.

At September 30, 2015, twelve (12) months of future payments of current and long term debt are as follows:

2016	$241,315
2017	246,771
2018	222,151
2019	172,145
2020	105,242
Total	$987,624

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included property and equipment, net in the accompanying balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with interest rates ranging from 8.5% to 12.5%.

At September 30, 2015, twelve (12) months of future payments under capital leases are as follows:

2016	$88,340
2017	63,545
2018	21,575
Total minimum lease payments	173,460
Less amounts representing interest	(16,224)
Present value of net minimum lease payments	157,236
Less current portion	(79,404)
Long-term capital lease obligation	$77,832

NOTE 8 – EQUITY

Equity

On March 10, 2015, March 23, 2015 and March 24, 2015, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”) providing for the issuance and sale by the Company (the “Offering”) of an aggregate of 363,490 shares (the “Shares”) of Common Stock and warrants (the “Investor Warrants”) to purchase an aggregate of 181,745 shares of Common Stock (the “Warrant Shares”). Each Warrant to purchase one share of Common Stock was sold at a price of $0.01 and has an exercise price of $5.30 per share. The gross proceeds raised was $1,543,015 less expenses relating to the offering of $730,992, resulting in net proceeds to the Company of $812,023.

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

On July 6, 2015 the Company in relation to the acquisition of certain assets of PTI had issued 64,484 shares of Common Stock at $4.032 per share for a value of $260,000. The stock price was based on the average close price of SSNT stock for the five trading days immediately preceding the closing date.

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

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2014 and the nine months ending September 30, 2015 and changes during the years are presented below: (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2014	89,116	$4.80	3.4 years	$-0-
Options granted	80,000	4.50	4.3 years
Options canceled/forfeited	(5,270)	$4.80

Outstanding options at December 31, 2014	163,846	$4.65	2.5 years	$-0-
Options granted	10,000	$4.00	4.7 years
Options canceled/forfeited	(11,437)	$4.41

Outstanding options at September 30, 2015	162,409	$4.62	2.9 years	$-0-

Vested Options:
September 30, 2015;	123,076	$4.70	2.6 years	$-0-
December 31, 2014:	115,653	$4.65	1.8 years	$-0-

For the nine months ended September 30, 2015 the unamortized compensation expense for stock options was $95,000.  Unamortized compensation expense is expected to be recognized over a weighted-average period of three years.

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

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2014	25,001	$5.20
Granted	-	$-
Exercised	8,333	$3.60
Canceled	16,668	$4.20
Outstanding and Exercisable December 31, 2014	-	$-

Granted	203,253	$5.29
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable September 30, 2015	203,253	$5.29

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

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 9 – BUSINESS COMBINATION (Continued)

On July 6, 2015 SWK entered into an Asset Purchase Agreement with ProductiveTech (“PTI”), a south New Jersey corporation and John McPoyle and Kevin Snyder in their individual capacity as Shareholders. SWK acquired certain assets and liabilities of PTI (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company paid $483,471 in cash and issued a promissory note for $600,000 (the “Note”).  The note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645.  Additionally in connection with the purchase agreement, SilverSun Technologies, Inc. (“SSNT”) issued 64,484 shares of common stock at $4.032 per share for a value of $260,000. The purchase was initially allocated, based on the Company’s estimate of fair value, to accounts receivable, unbilled services, prepaid expenses and other assets, property and equipment, liabilities, capital lease obligations, and intangible assets, which are expected to consist primarily of customers list with an estimated life of five years. Upon completion of an independent valuation, the allocation of the purchase price to customer lists will be modified accordingly and acquisition costs disclosed. As of September 30, 2015, the prior owners of PTI owed the Company $192,242 related to amounts collected by the prior owners subsequent to acquisition but owed to the Company. This amount is included in prepaid expenses and other current assets.

Cash consideration	$483,471
Stock	259,226
Note payable	600,000
Total purchase price	$1,342,697

Accounts receivable	$129,709
Unbilled services	10,369
Prepaid expenses and other current assets	14,039
Property and equipment	93,300
Intangible assets	1,244,301
Total assets acquired	1,491,718

Current liabilities	(124,300)
Capital lease obligations	(24,721)
Liabilities acquired	(149,021)
Total purchase price	$1,342,697

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2014, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the nine months ended September 30, 2015 and 2014 as if the acquisitions had occurred on January 1, 2014. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of September 30, 2015 of expected definite lived intangible assets.

Pro Forma	Nine Months Ended September 30, 2015	Nine Months Ended September, 2014
Net sales	$20,740,563	$19,399,533
Operating expenses	$7,903,884	$7,079,009
Income before taxes	$708,219	$1,080,435
Net income	$620,296	$633,089
Basic and diluted income per common share	$0.15	$0.16

The Company’s condensed consolidated financial statements for the nine months ending September 30, 2015 include the actual results of ESC since the date of acquisition, May 6, 2014, the actual results of ATR since the date of acquisition, March 11, 2015, and the actual results of PTI since the date of acquisition, July 6, 2015. The nine months ended September 30, 2015 pro-forma results above include two months of results of ATR and six months of pro-forma results for PTI. For the period ended September 30, 2014 pro-forma results above include nine months of pro-forma results for ATR, four months of pro-forma results for ESC, and nine months pro-forma results for PTI. For the nine months ended September 30, 2015 the ESC operations had a net income before taxes of $118,670 that was included in the Company’s Condensed Consolidated Statement of Income, which consisted of approximately $1,008,285 in revenues and $889,615 in expenses.  For the nine months ended September 30, 2015 the ATR operations had a net income before taxes of $44,566 that was included in the Company’s Condensed Consolidated Statement of Income, which consisted of approximately $639,319 in revenues and $594,753 in expenses. For the nine months ended

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 9 – BUSINESS COMBINATION (Continued)

September 30, 2015 the PTI operations had a net income before taxes of $23,768 that was included in the Company’s Condensed Consolidated Statement of Income, which consisted of approximately $509,776 in revenues and $486,008 in expenses.

NOTE 10 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $7,416,000 as of September 30, 2015, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2025 to 2030.

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

	Nine Months Ended
	September 30,	September 30,
	2015	2014
Current:
Federal	$215,833	$268,528
State and local	23,982	29,836

Total current tax provision	239,815	298,364

Deferred:
Federal	25,650	26,100
State and local	2,850	2,900
Release of valuation allowance	(200,000)	-

Total deferred tax provision (benefit)	(171,500)	29,000

Total provision	$68,315	$327,364

For the year nine months ended September 30, 2015, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense which is generally never tax deductible for the Company. The provision for the nine months ended September 30, 2015 was $239,815. The effective tax rate consists primarily of the 34% federal statutory tax rate and a blended 3% state and local tax rate.

For the nine months ended September 30, 2015, the Company’s Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance, totaling $560,000, no longer deemed necessary, and recorded a net tax benefit of $200,000, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of historical and projected income.

NOTE 11 – SUBSEQUENT EVENTS

On October 1, 2015 SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc. (Macabe) a Washington corporation, and Mary Abdian and John Nicholson in their individual capacity as Shareholders.  In consideration for the acquired assets, the Company paid $50,000 in cash and has entered into a four-year revenue sharing agreement. Additionally in connection with the purchase agreement, SilverSun Technologies, Inc. (“SSNT”) issued to the shareholders of Macabe 25,000 incentive stock options with an exercise price of $3.66. Options will vest over five years at the rate of 20% per annum. The Company estimated the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 1.37%, volatility at 332.76% and an expected life of 5 years. As a result, the Company estimated the value of these options at $91,482.

On October 7, 2015 SWK sold its interest in the product “Beerrun” to PAID RUN, LLC (“PAID RUN”), a Massachusetts corporation. In consideration of the sold assets, PAID RUN paid SWK $134,000 in cash.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 11 – SUBSEQUENT EVENTS (Continued):

On October 19, 2015 SWK entered into an Asset Purchase Agreement with Oates & Company, LLC (Oates) a North Carolina corporation, and Christopher Scott Oates in his individual capacity as a Shareholder.  In consideration for the acquired assets, the Company paid $125,000 in cash and issued a promissory note for $175,000 (the “Note”).  The note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  The monthly payments including interest are $5,012.  Additionally in connection with the purchase agreement, the Company issued a Convertible Note for $200,000. The Convertible Note is due January 1, 2017 and bears interest at a rate of one (1%) percent. The quarterly interest payments are computed on the basis of 365-day year from the date of this note until paid.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. and SWK Technologies, Inc. (“SWK”), its wholly owned subsidiary (together the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

We are a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the “Cloud”. As a value added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). We are also a managed network service provider, providing remote network monitoring services, business continuity, disaster recovery, data backup, and application hosting. Additionally, we have our own development staff building software solutions for Electronic Data Interchange (“EDI”), time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, hosting, business continuity, cloud, email and web services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Chicago, Dallas, Arizona and Southern California.

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

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014.

During the nine months ended September 30, 2015 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

1) Revenues increased 21% from the same nine month period in the prior year.
2) Income from operations was $690,391 as compared to $801,877 for the same nine month period in the prior year.
3) Net income was $582,232 as compared to $428,796 for the same nine month period in the prior year.
4) As a result of an increase in sales and marketing expense, we continue to lay the foundation for continued growth.

Revenues

Revenues for the three and nine months ended September 30, 2015 increased $1,113,318 to $7,199,783 (18%) and $3,348,284 (21%) to $19,614,316 respectively as compared to $6,086,465 and $16,266,032 for the three and nine months ended September 30, 2014 respectively.   Software sales decreased by $480,540 for the three months ended September 30, 2015 while there was an overall increase of $263,679 to $3,165,690 for the nine months ended September 30, 2015.  Software sales for the three and nine months ended September 30, 2014 was $1,345,238 and $2,902,011 for an overall increase of 9% over the nine months ended September 30, 2015.  This increase was primarily due to an increase in sales of our accounting software products, such as Sage ERP X3, Acumatica, and Accellos Warehouse Management.  Service revenue increased by $1,593,858 to $6,335,085 for the three months ended September 30, 2015 from $4,741,227 for the three months ended September 30, 2014. Service revenue increased $3,084,605 to $16,448,626 for the nine months ended September 30, 2015 from $13,364,021 for the nine months ended September 30, 2014. The overall increases are primarily due to the continued successful sales and marketing efforts and very competitive pricing, and the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments.

Gross Profit

Gross profit for the three months ended September 30, 2015 increased $346,460 (14%) to $2,905,007 from $2,558,547 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 gross profit increased $1,204,584 (17%) to $8,116,012 as compared to $6,911,428 for the nine months ended September 30, 2014. The increase in overall gross profit for this period is attributed to the increase in revenues from existing business, including the revenues from the ESC, ATR and PTI acquisitions.  For the nine months ended September 30, 2015, the overall gross profit percentage was 41.4% as compared to 42.5% for the nine months ended September 30, 2014. The gross profit attributed to software sales decreased $190,242 to $455,246 for the three months ended September 30, 2015 from $645,488 for the three months ended September 30, 2014. The gross profit attributed to software sales increased $265,906 to $1,686,002 for the nine months ended September 30, 2015 from $1,420,096 for the nine months ended September 30, 2014 which resulted in an increase in the gross profit percentage from 48.9% to 53.3%. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary. The gross profit attributed to services increased $536,701 to $2,449,760 for the three months ended September 30, 2015 from $1,913,059 for the three months ended September 30, 2014. The gross profit attributed to services increased $938,678 from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to the implementations of larger scale accounting systems. The gross profit percentage attributed to services decreased to 39.1% for the nine months ended September 30, 2015 from 41.1% for the nine months ended September 30, 2014. In addition, the Company will often enter into agreements with former resellers to take over their customers in exchange for being paid a commission for a period of time. The Company currently has 12 of these arrangements in place, which had the result of reducing the Company’s reported gross profit percentage by 1.00% and 0.55% for the three and nine months ended September 30, 2015, and 1.50% and 1.02% for three and nine months ended September 30, 2014.

Operating Expenses

Selling and marketing expenses increased $400,384 (47%) to $1,254,202 for the three months ended September 30, 2015 from $853,818 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 sales and marketing expenses increased $619,281 (25%) to $3,096,001 as compared to $2,476,720 the nine months ended September 30, 2014 due to increased sales personnel, travel expenses as a result of an increase in sales activity as we continue to lay the foundation for future growth.

General and administrative expenses increased $323,782 (30%) to $1,409,815 for the three months ended September 30, 2015 from $1,086,033 for the three months ended September 30, 2014. For the nine months ended September 30, 2015 general and administrative expenses increased $612,117 (19%) to $3,863,732 for the nine months ended September 30, 2015 as compared to $3,251,615 for the nine months ended September 30, 2014 primarily as a result of increases in payroll and related expenses associated with the addition of management personnel and incremental costs associated with the acquisition of ESC, ATR and PTI.

During the three and nine months ended September 30, 2015, the Company recognized $8,015 and $48,952 of share-based compensation expense respectively as a result of the granting of stock options to some of its non-executive employees as compared to $56,092 and $119,161 for the three and nine months ended September 30, 2014 respectively.

Depreciation and amortization expense increased $89,529 for the three months ended September 30, 2015 to $184,627 as compared to $95,098 for the three months ended September 30, 2014. Depreciation and amortization expense increased $154,881 for the nine months ended September 30, 2015 to $416,936 as compared to $262,055 or the period ended September 30, 2014. This increase is primarily attributed to the increase in amortization associated with the intangible assets acquired from the ESC acquisition in 2014 and the ATR and PTI acquisitions in 2015.

Income from Operations

For the three and nine months ended September 30, 2015 the Company had income from operations of $48,348 and $690,391 respectively as compared to income from operations of $467,506 and $801,877 for the three and nine months ended September 30, 2014 respectively.

Income Taxes

For the nine months ended September 30, 2015, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense which is generally never tax deductible for the Company. The provision for the nine months ended September 30, 2015 was $68,315. The effective tax rate consists primarily of the 34% federal statutory tax rate and a blended 3% state and local tax rate.

For the nine months ended September 30, 2015, the Company’s Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance no longer deemed necessary, and recorded a net tax benefit of $200,000, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of historical and projected income.

Net Income

For three and nine months September 30, 2015, the Company had net income of $16,464 and $582,232 respectively as compared to a net income of $248,165 and $428,796 for the nine months ended September 30, 2014 for the reasons mentioned above.

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

In October 2011, the Company obtained a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000.  On August 1, 2013, the Company negotiated a new line of credit and term loan from the bank. The term of the line of credit expired on July 31, 2015 and was renewed for one more year. The agreement includes a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller. The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. The Company was in compliance with its loan covenants at September 30, 2015.

Under the term loan, the Company borrowed $350,000 in July 2013 from a bank. Monthly payments were at $15,776 including interest at 8%. The term loan was collateralized by substantially all of the assets of the Company and was guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The term loan was paid in full on July 3, 2015.

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

On July 6, 2015 SWK entered into an Asset Purchase Agreement with ProductiveTech, Inc. (PTI) a New Jersey corporation, and John McPoyle and Kevin Snyder in their individual capacity as Shareholders.  In consideration for the acquired assets, the Company paid $500,000 in cash and issued a promissory note for $600,000 (the “Note”).  The note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645.  Additionally in connection with the purchase agreement, SilverSun Technologies, Inc. (“SSNT”) issued 64,484 shares of common stock at $4.032 per share for a value of $260,000. The stock price was based on the average close price of SSNT stock for the five trading days immediately preceding the closing date.

During the nine months ended September 30, 2015, the Company had a net decrease in cash of $168,933.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company used cash of $106,164 in operating activities for the nine months ended September 30, 2015 as compared to generating $910,824 of cash for operating activities for the same period in 2014. This decrease in cash used in operating activities is primarily attributed to an increase in deferred income taxes, unbilled services, prepaid expenses and accrued expenses.

Cash used in investing activities

Investing activities for the nine months ended September 30, 2015 used cash of $606,272 as compared to a use of cash of $10,344 for the same period in 2014. This use of cash is attributed to higher purchases of property and equipment and the acquisition of ATR and PTI.

Cash provided by financing activities

Financing activities for the nine months ended September 30, 2015 provided cash of $543,503 as compared to a use of cash of $213,599 for the same period in 2014. The increase was due primarily to the proceeds from issuance of common stock and warrants, net of fees, offset by regular payments on long term debt and capital lease obligations.

The Company believes that as a result of the growth in business, and the availability of its credit line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2015.

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

For the nine months ended September 30, 2015, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our annual 10-K for the year ended December 31, 2014.

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

There were no liabilities for uncertain tax positions at September 30, 2015 and 2014.

Definite Lived Intangible Assets and Long-lived Assets

The purchased intangible assets are recorded at fair value using an independent valuation at the date of acquisition and are amortized over the useful lives of the asset using the straight-line amortization method.

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded in the nine months ended September 30, 2015.

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

In August 2014, the FASB issued Accounting Standard Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Management of public and private companies will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual periods ending after December 15, 2016 and interim periods ending after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the adoption of this ASU to impact the consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2015 or for fiscal 2014, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Notwithstanding the material weakness, management believes that the condensed consolidated financial statements which are included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position of the Company at September 30, 2015 in conformity with U.S. generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: November 16, 2015	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Accounting Officer