Form 10-K
period 2015-12-31
SilverSun Technologies, Inc.
filed 2016-03-30
CIK 1236275

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015 based on a closing price of $3.92 was $4,595,463. As of March 30, 2016, the registrant had 4,410,736 shares of its common stock, par value $0.00001 per share, outstanding.

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

PART I

Item 1. Business Overview

We are a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the “Cloud”. As a value added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for Electronic Data Interchange (“EDI”), time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, hosting, business continuity, cloud, email and web services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Chicago, Dallas, Arizona, Southern California, North Carolina and Washington.

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

Value-Added Services for ERP

We go beyond simply reselling software packages; we have a consulting and professional services organization that manages the process as we move from the sales stage into implementation, go live, and production. We work inside our customers’ organizations to ensure all software and Information Technology (“IT”) solutions are enhancing their business needs. A significant portion of our services revenue comes from continuing to work with existing customers as their business needs change, upgrading from one version of software to another, or providing additional software solutions to help them grow their revenue. We have a dedicated help desk team that fields hundreds of calls every week. Our custom programming department builds specialized software packages as well as “off the shelf” enhancements and time and billing software.

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

•
Sage Certified Gold Development Partner. As a Sage Certified Gold Development Partner, we are licensed to customize the source code of the Sage ERPs. Very few resellers are master developers, and in fact, we provide custom programming services for many other resellers. We have full-time programmers on staff, which provides us with a depth and breadth of expertise that we believe very few competitors can match.

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

Our Growth Strategy

General

Our strategy is to grow our business through a combination of intra-company growth of our software applications, technology solutions and managed services, as well as expansion through acquisitions, both within our existing geographic reach and through geographic expansion. We have established a national presence via our internal marketing, sales programs, and acquisitions and now have ERP customers and MAPADOC customers throughout most of the United States.

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

Acquisitions

The markets in which we provide our services are occupied by a large number of competitors, many substantially larger than us, and with significantly greater resources and geographic reach. We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies both within our existing footprint and expanded territories. As such, we have completed ten (10) acquisitions and/or collaborative agreements in the past forty-eight (48) months. We may also utilize acquisitions, whenever appropriate, to expand our technological capabilities and product offerings. We focus on acquisitions that are profitable and fit seamlessly with our existing operations.

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

•      Value-Added Resellers (“VARs”) of ERP, Warehouse Management Systems (“WMS”), CRM and BI Software. Of the hundreds of VARs in the Sage Software sales channel, we believe we are among the ten largest based on our 2015 revenue. VARs gross margins are a function of the sales volume they provide a publisher in a twelve (12) month period, and we are currently operating at the highest margins. Smaller resellers, who sell less and operate at significantly lower margins, are at a competitive disadvantage to companies such as ours, and are often amenable to creating a liquidity event for themselves by selling to larger organizations. This dynamic has enabled us to complete ten (10) acquisitions and/or collaborative agreements in the past forty-eight (48) months. We have benefitted from completing such acquisitions in a number of ways, including but not limited to: (i) garnering new customers to whom we can upsell and cross-sell our broad range of products and services; (ii) gaining technical resources that enhance our capabilities; and (iii) extending our geographic reach.

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

Electronic Data Interchange Software Strategy

Our strategy for our proprietary EDI software, including specifically “MAPADOC” is to continue to achieve market penetration with new customers within our existing and expanding footprint and increase sales of new modules and enhanced functionality to our existing customer base. To remain competitive, we must periodically upgrade our software to the platform most commonly requested by the market. We must also continue our focus on enhancing applications through the addition of new functionality. Towards that end, we are exploring the development of a cloud offering or Software-as-a-Service model for MAPADOC.

Enterprise Resource Planning Software Strategy

Our ERP software strategy is focused on serving the needs of our expansive installed base of customers for our Sage 100 ERP, Sage 500 ERP, and Sage BusinessWorks practices, while rapidly growing the number of customers using Sage ERP X3, NetSuite, and Acumatica.  We currently have approximately 2,300 active ERP customers using one of these six solutions, including customers using certain add-on support products to these solutions.  In the past we, have focused primarily on on-premise mid-market Sage Software solutions but in the past three years have shifted our focus to the more enterprise-level Sage ERP X3 offering, as well as diversifying into cloud ERP solutions.  This has allowed us to increase our average deal size significantly and also keep pace with the changing trends that we see in the industry.

Managed Services Strategy

The Managed Services market is broadly segmented by types of services as such, for example managed data-center, managed network, managed mobility, managed infrastructure, managed communications, managed information, managed security and other managed services. In addition, the market is segmented by market verticals, such as public sector, banking, financial services and insurance, education, retail, contact centers and service industries, high tech and telecommunications, healthcare and pharmaceuticals, travel and logistics, manufacturing, energy and utilities among others.

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

Geographic Expansion

Generally, our technology offerings require on-premise implementation and support. When we expand into new geographic territories, we prefer to find qualified personnel in an area to augment our current staff of consultants to service our business. The need for hands-on implementation and support may also require investment in additional physical offices and other overhead. We believe our approach is conservative.

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

Our “MAPADOC” EDI solution is a fully integrated EDI solution that provides users of Sage Software’s market-leading Sage 100 ERP/Sage 500 ERP/Sage ERP X3 software products with a feature rich product that is easy to use. “MAPADOC” provides the user with dramatically decreased data entry time, elimination of redundant steps, the lowering of paper and postage costs, the reduction of time spent typing, signing, checking and approving documents and the ability to self-manage EDI and to provide a level of independence that saves time and money.

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

Product Development

We are continually looking to improve and develop new products. Our product initiatives include various new product offerings, which are either extensions of existing products or newly conceptualized product offerings including, but not limited to:

• Time and Billing Exact (TBX)

• SPS RSX Connector

• MAPADOC Express

• Fusion X3 Integration

• Accellos X3 Integration

We are using a dual-shore development approach to keep product development costs at a minimum.  All of our product development is led by U.S. based employees.  The project leaders are technical resources who are involved in developing technical specifications, design decisions, usability testing, and transferring the project knowledge to our offshore development team.  Several times per week, the product development leadership team meets with our project leaders and development teams to discuss project status, development obstacles, and project timelines.

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

For the years ended December 31, 2015 and 2014, purchases from Sage Software were approximately 24% and 26%, respectively, of the Company’s total cost of revenue.  Generally, the Company does not rely on any one specific supplier for all of its purchases and maintains relationships with other suppliers that could replace its existing supplier should the need arise.

Customers

We market our products throughout North America.  For the years ended December 31, 2015 and 2014, our top ten (10) customers accounted for 19% ($5,179,085) and 16% ($3,381,090), respectively, of our total revenues. Generally, we do not rely on any one specific customer for any significant portion of our revenue base. No single customer accounted for ten percent or more of our consolidated revenues base.

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

Employees

As of March 30, 2016, we had approximately 139 full time employees with 32 of our employees engaged in sales and marketing activities, 82 employees are engaged in service fulfillment, and 25 employees employed in administrative activities.

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

Our Corporate History

We were incorporated on October 3, 2002, as a wholly owned subsidiary of iVoice, Inc. (“iVoice”). On February 11, 2004, the Company was spun off from iVoice and became an independent publicly traded company. On September 5, 2003, we changed our corporate name to Trey Resources, Inc. In March 2004, Trey Resources, Inc. began trading on the OTCBB under the symbol TYRIA.OB. In June 2011, we changed our name to SilverSun Technologies, Inc., trading under the symbol SSNT.

Prior to June 2004, we were engaged in the design, manufacture, and marketing of specialized telecommunication equipment. On June 2, 2004, our wholly-owned subsidiary, SWK Technologies, Inc. (“SWK”) completed its acquisition of SWK, Inc. Since the acquisition of SWK, Inc. we have focused on three (3) core business sectors, including acting as the following: (i) a managed service provider for computer networks, providing 24/7 remote monitoring of networks, data backup, hosting,  and business continuity and disaster recovery services; (ii) a value added reseller and master developer for Sage Software’s Sage 100 ERP, Sage 500 ERP and Sage ERP X3 enterprise resource planning (“ERP”) financial software; and (iii) publisher of its own proprietary software solutions and integrations, including its Electronic Data Interchange (“EDI”) software, “MAPADOC.” We also publish twenty (20) other assorted software solutions. We focus on the business application software and the information technology consulting market for small and medium-sized businesses (“SMB’s”), selling services and products to various end users, manufacturers, wholesalers and distributors located throughout the United States.

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

On March 11, 2015 SWK entered into an Asset Purchase Agreement with 2000 SOFT, Inc. d/b/a Accounting Technology Resource (“ATR”), a California corporation. In addition to the strategic geographic benefits of this acquisition, it will provide additional revenues from the approximately 250 additional customers.

On July 6, 2015 SWK entered into an Asset Purchase Agreement with ProductiveTech, Inc. (“PTI”), a Southern New Jersey corporation. In addition to the strategic geographic benefits of this acquisition, it will provide additional revenues from the approximately 85 additional customers.

On October 1, 2015, SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc., (“Macabe”) a Washington based reseller of Sage Software and Acumatica applications. In addition to the strategic geographic benefits of this acquisition, it will provide additional revenues from the approximately 180 additional customers.

On October 19, 2015, SWK entered into an Asset Purchase Agreement with Oates & Company, (“Oates”) a North Carolina reseller of Sage Software applications. In addition to the strategic geographic benefits of this acquisition, it will provide additional revenues from the approximately 185 additional customers.

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

As of December 31, 2015 and December 31, 2014, we had an accumulated deficit of $10,642,172 and $11,016,477, respectively. As of December 31, 2015 and December 31, 2014 we had stockholders' equity of $1,556,321 and $13,607 respectively. We may incur net losses in the future. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell our products and services, control our costs, and effectively manage our growth. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

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

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to reduce probability of fraud occurrence. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

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

We have a trading symbol for our common stock, namely ‘SSNT’. However, our stock has been thinly traded. Consequently, there can be no assurances as to whether:

•	any substantial market for our shares will develop;

•	the prices at which our common stock will trade; or

•
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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our main offices are located at 5 Regent Street, Livingston, NJ 07039 where we have 6,986 square feet of office space at a monthly rent of $7,400. The lease expires December 31, 2016. The Company has a lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,100.  The lease expired on May 31, 2015 and was subsequently extended for a three year term commencing June 1, 2015 and ending May 31, 2018.  The Company also leases 2,700 square feet of office space for sales and support in Skokie, Illinois with a monthly rent of $3,000. This lease expires April 30, 2018. The Company also leases 702 square feet for sales and support in Minneapolis, Minnesota with a monthly rent of $1,515 a month. This lease expires March 31, 2017. The company leases 2,105 square feet of office space in Phoenix, AZ starting at $1,271 and escalating to $2,894 per month by the end of the term September 30, 2019. The company leases 1,500 square feet of office space in Seattle, WA with a monthly rent of $3,000 a month.  The lease expires September 30, 2018. The company leases 383 square feet of office space in Spartanburg, SC with a monthly rent of $450 a month.  The lease expires June 30, 2016. The company leases 3,422 square feet of office space in Greensboro, NC with a monthly rent of $4,182 a month. The lease expires February 28, 2017. The company leases 1,745 square feet of office space in Santa Ana, CA with a monthly rent of $3,225 per month escalating to $3,402 per month by the end of the lease term, April 30, 2018.

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

	High	Low
Fiscal 2014:
First Quarter (January 1 – March 31)	$4.20	$2.10
Second Quarter (April 1 – June 30)	$6.00	$3.60
Third Quarter (July 1 – September 30)	$6.00	$3.00
Fourth Quarter (October 1 – December 31)	$9.00	$1.80

Fiscal 2015:
First Quarter (January 1 – March 31)	$8.40	$3.00
Second Quarter (April 1 – June 30)	$5.50	$2.41
Third Quarter (July 1 – September 30)	$4.02	$2.20
Fourth Quarter (October 1 – December 31)	$3.90	$2.45

(b) Holders of Common Equity

As of March 30, 2016, there were 733 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

(c) Dividend Information

On January 11, 2016, the Company announced the payment of a $0.06 special cash dividend per share of Common Stock. The dividend payments announced in January was paid out on January 20, 2016 for an aggregate amount of $265,000, which was applied against additional paid in capital. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

There are 183,576 outstanding options to purchase our securities.

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

In March 2015, the Company granted 10,000 incentive stock options with an exercise price of $4.00 per option to Ms. Karen Espinoza McGarrigle under the 2004 Stock Incentive Plan.  The Options shall vest at 20% year over year for five years.

 In October 2015, the Company granted 25,000 incentive stock options with an exercise price of $3.66 per option to Ms. Mary Abdian under the 2004 Stock Incentive Plan. The Options shall vest at 20% year over year for five years.

The following table sets forth information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

	All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders.	183,576	$4.49	19,393
Total	183,576	$4.49	19,393

2004 Stock Incentive Plan

The Company adopted the 2004 Stock Incentive as the amended Plan (the “2004 Plan”) in order to attract and retain qualified employees, directors, independent contractors or agents of the Company.  The 2004 Plan terminated on September 29, 2014; options granted before that date were not affected by plan termination. At December 31, 2015 and 2014, 183,576 and 163,846 options remained outstanding under the 2004 Plan, respectively.

2004 Directors’ and Officers’ Stock Incentive Plan

The Company adopted the 2004 Directors’ and Officers’ Stock Incentive Plan (the “2004 D&O Plan”) in order to provide long-term incentive and rewards to officers and directors of the Company and subsidiary and to attract and retain qualified employees, directors, independent contractors or agents of the Company. The 2004 D&O Plan terminated on September 29, 2014 and as of March 30, 2016, no securities were issued.

2007 Consultant Stock Incentive Plan

The Company adopted the 2007 Consultant Stock Incentive Plan (the “2007 Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents (“Eligible Participants”) of the Company; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company’s stockholders.  The Company has reserved 19,393 shares for issuance under this plan. Awards under the 2007 Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the 2007 Plan. The price shall be equal to or greater than 50% of the fair market value of such shares on the date of grant of such award. The Board shall determine the extent to which awards shall be payable in cash, shares of the Company’s Common Stock or any combination thereof.  The 2007 Plan (but not the awards theretofore granted under the 2007 Plan) shall terminate on January 22, 2017 and no awards shall be granted thereafter. As of March 30, 2016, no securities were issued pursuant to the 2007 Plan.

Transfer Agent

Our transfer agent is Fidelity Transfer Company at 8915 South 700 East, Sandy, Utah 84070.

Item 6. Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K and other reports filed by SilverSun Technologies, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the this Annual Report on Form 10-K, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

A key tactical strategy for our Company is developing smart, proprietary business management applications that effectively and efficiently integrate with existing business management systems; and in publishing proprietary solutions for niche markets that address unique manufacturing and distribution challenges and needs.  In this regard, through our wholly-owned subsidiary, SWK Technologies, Inc. (“SWK”), we publish proprietary EDI software, branded as MAPADOC.  MAPADOC is a fully integrated, easy-to use, feature-rich EDI solution for users of Sage Software, Inc.’s (“Sage”) market leading Sage 100 ERP, Sage 500 ERP and Sage ERP X3 software products. Providing seamless integration and dramatically decreasing data-entry time and associated costs, it is marketed and distributed worldwide by the Company’s direct sales force, as well as through its platform partner, SPS Commerce, Inc. and a growing national network of independent software partners and resellers, to customers largely supplying big-box retailers, including Walmart, Sears, Target and Costco.

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

We also are resellers of the Warehouse Management System (“WMS”) software published by High Jump, Inc. (“High Jump”), which develops warehouse management software for middle market distributors.   The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions. Directed picking, directed replenishment, and directed put-away are the key to WMS. The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However, the basic WMS will use a combination of item, location, quantity, unit of measure and order information to determine where to stock, where to pick, and in what sequence to perform these operations. The Accellos WMS software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. Accellos also works as part of a complete operational solution by integrating seamlessly with RF hardware, accounting software, shipping systems and warehouse automation equipment.  We market the Accellos solution to our existing and new medium-sized business clients.

Investing in the acquisition of other companies and proprietary business management solutions has been an important growth strategy for our Company, allowing us to rapidly offer new products and services, expand into new geographic markets and create new and exciting profit centers.  To date, we have completed a series of strategic ventures that have served to fundamentally strengthen our Company’s operating platform and materially expand our footprint to nearly every U.S. state.  More specifically, over the past ten years, we have outright acquired, acquired select assets of or entered into revenue sharing agreements with Business Tech Solutions Group, Inc.; Wolen Katz Associates; AMP-BEST Consulting, Inc.; IncorTech; Micro-Point, Inc.; HighTower, Inc.; Point Solutions, LLC; SGEN, LLC., ESC, Inc., 2000 SOFT, Inc., Productive Tech Inc., The Macabe Associates, and Oates & Co.

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

During 2015 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth. Some of the key highlights for 2015 are as follows:

1) Revenues increased 28.8% from the prior year.
2) Income from operations decreased to $357,788 as compared to $470,651 in the prior year.
3) Net income was $374,305 as compared to $192,901 in the prior year.
4) As a result of an increase in sales and marketing expense, we continue to lay the foundation for continued growth.
5) Sales of the Company’s proprietary and cloud-based business management solutions are increasing.
6) Continued to book major orders for Sage ERP X3.

Revenues

Revenues for the year ended December 31, 2015 increased $6,178,208 (28.8%) to $27,641,982 as compared to $21,463,774 for the year ended December 31, 2014.   Software sales increased by $565,236 to $4,234,968 in 2015 from $3,669,732 in 2014 for an overall increase of 15.4%.  This increase was primarily due to an increase in sales of our accounting software products, such as Sage ERP X3, cloud solutions Netsuite and Acumatica, and Accellos Warehouse Management.  Service revenue increased by $5,612,972 to $23,407,014 in 2015 from $17,794,042 in 2014 for an overall increase of 31.5%. The overall increases are primarily due to the continued marketing efforts and very competitive pricing, and the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments. The Company’s organic growth in revenue, which ignores contributions from any acquisition which occurred in 2015 increased $2,924,187 (14.2%) for the year ended December 31, 2015 from the year ended December 31, 2014.

Gross Profit

Gross profit for the year ended December 31, 2015 increased $2,270,470 (26.5%) to $10,843,534 as compared to $8,573,064 for the year ended December 31, 2014. The increase in overall gross profit for this period is attributed to the increase in revenues from existing business, including the revenues from the four acquisitions completed during the year. For the year ended December 31, 2015, the overall gross profit percentage was 39.2% as compared to 39.9 % for the year ended December 31, 2014. In addition, the Company will often enter into agreements with former resellers to take over their customers in exchange for being paid a commission for a period of time. The Company currently has 12 of these arrangements in place, which had the result of reducing the Company’s reported gross profit percentage by less than 0.39% for 2015. The organic growth in gross profit, which ignores contributions from any acquisition which occurred in 2015, increased $877,138 (10.6%) for the year ended December 31, 2015 from the year ended December 31, 2014.

The gross profit attributed to software sales increased $352,291 to $2,150,722 for 2015 from $1,798,431 in 2014 which resulted in an increase in the gross profit percentage from 49% to 51%. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.

The gross profit attributed to services increased $1,918,179 from 2014 to 2015 primarily due to the implementations of larger scale accounting systems. The gross profit percentage attributed to services decreased to 37% in 2015 from 38% in 2014.

Operating Expenses

Selling and marketing expenses increased $977,727 (29.4%) to $4,304,224 for the year ended December 31, 2015 compared to $3,326,497 for the year ended December 31, 2014 due to increased sales personnel and travel expenses as a result of the increase in sales activity to provide for future growth.

General and administrative expenses increased $1,354,481 (24.3%) to $5,635,571 for the year ended December 31, 2015 as compared to $4,281,090 for the year ended December 31, 2014 primarily as a result of increases in payroll and related expenses associated with the addition of management personnel and incremental costs associated with the acquisitions of ATR/PTI/Macabe/Oates.

During the year ended December 31, 2015, the Company recognized $60,860 of share-based compensation expense as a result of the granting of stock options to some of its non-executive employees as compared to $130,253 for 2014.

Depreciation and amortization expense for the year ended December 31, 2015 was $485,091 as compared to $364,573 for the year ended December 31, 2014. This increase is primarily attributed to the increase in amortization associated with the intangible assets acquired with ESC acquisition in 2014 and the intangible assets acquired with the ATR/PTI/Macabe/Oates acquisitions in 2015.

Income (Loss) from Operations

For the year ended December 31, 2015, the Company had income from operations of $357,788 as compared to income from operations of $470,651 for the year ended December 31, 2014.

Other Income (Expense)

For the year ended December 31, 2015, the Company had other expense of $57,483 as compared to $59,750 for the year ended December 31, 2014.  For the year ended December 31, 2015, the Company had other income of $134,000 relating to the sale of its Beerrun product.

Income Taxes

For the year ended December 31, 2015, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) and 50% of general meal and entertainment expense which are generally never tax deductible for the Company.

For the year ended December 31, 2015, the Company’s Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance no longer deemed necessary, and recorded a net tax benefit of $120,000, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of historical and projected income.

Net Income

For year ended December 31, 2015, the Company had net income of $374,305 as compared to a net income of $192,901 for the year ended December 31, 2014 for the reasons mentioned above.

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

In October 2011, the Company obtained a line of credit from a bank. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000.  On August 1, 2013, the Company negotiated a new line of credit and term loan from the bank. The term of the line is for two years and expired on July 31, 2015 and was subsequently renewed for one year. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5.25%).  The line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. At December 31, 2015, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth. As of December 31, 2015, the availability under this line was $750,000.

Under the term loan, the Company borrowed $350,000 in July 2013 from a bank. The term of the loan was for two years and expired on July 31, 2015 and was fully paid.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At December 31, 2015 the outstanding balance was $242,926.

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

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645. At December 31, 2015 the outstanding balance was $552,645.

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  The monthly payments including interest are $5,012. At December 31, 2015 the outstanding balance was $165,383. Additionally in connection with the purchase agreement, the Company issued a Convertible Note for $200,000. The Convertible Note is due January 1, 2017 and bears interest at a rate of one (1%) percent. The quarterly interest payments are computed on the basis of 365-day year from the date of this note until paid.

During the year ended December 31, 2015, the Company had a net decrease in cash of $115,024. The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $126,659 in cash from operating activities for the year ended December 31, 2015 as compared to generating $992,949 of cash for operating activities for the year ended December 31, 2014. This increase in cash provided by operating activities is primarily attributed to an increase in deferred revenues and an increase in accounts receivable offset partially by an increase in accounts payable and accrued expenses.

Cash used in investing activities

Investing activities for the year ended December 31, 2015 used cash of $643,376 as compared to using $152,991 of cash for the year ended December 31, 2014. This decrease in cash is attributed to acquisitions and purchases of property and equipment offset by proceeds from the sale of Beerrun.

Cash provided by financing activities

Financing activities for the year ended December 31, 2015 generated cash of $401,693 as compared to a use of $294,513 of cash for the year ended December 31, 2014. This increase in cash provided from financing activities is mostly attributed to the proceeds from the issuance of common stock and warrants offset by the repayments of the bank term loan, repayment of the ESC/ATR/PTI/Macabe/Oates acquisition term loans and capital lease payments.

The Company believes that as a result of the growth in business, and the availability of its credit line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2015.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory obsolescence, intangible assets, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We have identified below the accounting policies, related to what we believe are most critical to our business operations and are discussed throughout Management’s Discussion and Analysis of Financial Condition or Plan of Operation where such policies affect our reported and expected financial results.

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

Off Balance Sheet Arrangements

During fiscal 2015, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-23 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2015.

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

Notwithstanding the material weakness, management believes that the consolidated financial statements which are included in this Annual Quarterly Report on Form 10-K fairly present, in all material respects, the financial position of the Company at December 31, 2015 and their consolidated results of operations and cash flows for each of the twelve months ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

Remediation

Through the efforts of management, we are currently in the process of executing a plan of action to remediate the material weaknesses identified above.   However, we cannot be assured that these weaknesses will be remediated or that other material weaknesses will not be discovered.

As we expand our business operations it will become necessary to expand our financial accounting department and we expect at such time the funding will become available to permit us to expand our resources in this area.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 30, 2016:

Name	Age	Position	Officer and/or Director Since

Mark Meller	56	Chairman, President, Chief Executive Officer and Director	2003

Crandall Melvin III	59	Chief Financial Officer	2015

Stanley Wunderlich	64	Director	2011

Joseph Macaluso	64	Director	2015

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

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Mr. Wunderlich and Mr. Macaluso have qualified as independent and that they have no material relationship with us that might interfere with his or her exercise of independent judgment.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2015, were timely.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2015 and 2014.

Name and Position(s)	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total Compensation($)
Mark Meller	2015	$546,317	$0	$0	$0	$0	$0	$0	$546,317
President, Chief Executive Officer, Chief Financial Officer President and Director	2014	$480,491	$16,859	$0	$0	$0	$0	$0	$497,350

Crandall Melvin III(1)	2015	$183,653	$15,500	$0	$0	$0	$0	$0	$199,153
Chief Financial Officer	2014	$181,730	$17,000	$0	$0	$0	$0	$0	$198,730

(1) On January 29, 2015, Crandall Melvin III was appointed Chief Financial Officer of the Company.  The compensation listed in the above table for Mr. Melvin was earned by him as the Chief Financial Officer of the Company’s wholly-owned subsidiary, SWK Technologies, Inc.

Mark Meller, Chief Executive Officer

The Company’s Chief Executive Officer and President has had an Employment Agreement with the Company since September 15, 2003. On February 4, 2016 (the “Effective Date”), the Company entered into an amended and restated employment agreement (the “Meller Employment Agreement”) with Mark Meller, pursuant to which Mr. Meller will continue to serve as the Company’s President and Chief Executive Officer.

The Meller Employment Agreement was entered into by the Company and Mr. Meller primarily to extend the term of Mr. Meller’s employment.  The term of the Meller Employment Agreement is for an additional 7 years through September of 2023 (the “Term”) and shall automatically renew for additional periods of one year unless otherwise terminated in accordance with the therein.  The Company will pay Mr. Meller an annual salary of $565,000 per annum, with a ten percent (10%) increase on September 1 and every anniversary of such date for the duration of the Term.

Potential Payments upon Termination or Change in Control

The Meller Employment Agreement provides for a severance payment to Mr. Meller of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control (as defined in the Meller Employment Agreement).

Outstanding Equity Awards at Fiscal Year-End 2015

The Company had no outstanding equity awards to the executives named above at the end of the most recent completed fiscal year.

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

The following Director Compensation Table sets forth the compensation of our directors for the fiscal year ending on December 31, 2015.

Director Compensation for Fiscal 2015

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley Wunderlich	12,000	—	—	—	—	—	12,000

Joseph Macaluso(1)	16,500	—	—	—	—	—	16,500

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 30, 2016 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 30, 2016. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 30, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o SilverSun Technologies, Inc. at 5 Regent Street Livingston, NJ 07039.

Name and Address of Beneficial	Number of Shares of Common Stock Beneficially Owned	Percentage of Ownership of Common Stock(1)	Outstanding Preferred Stock	Percentage Ownership of Preferred Stock(2)
5% Beneficial Shareholders
Jeffrey Roth(2)	1,069,483	24.25%	-	-

Officers and Directors
Mark Meller Chief Executive Officer, President and Chairman	2,006,534	45.49%	-	-

Crandall Melvin III Chief Financial Officer	74,589	1.69%	-	-

Joseph P. Macaluso Director	3,333	*	-	-

Stanley Wunderlich Director	23,334	*	-	-

Officers and Directors as a Group (4 persons)	2,107,790	47.18%	-	-

* denotes less than 1%

(1)      Based on 4,410,736 shares of Common Stock outstanding as of March 30, 2016. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2) Mr. Roth is Chief Executive Officer of SWK, Technologies, Inc., a wholly-owned subsidiary of SilverSun Technologies, Inc.

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

Authorized Capital Stock

We are authorized to issue up to 76,000,000 shares of capital stock consisting of: 75,000,000 shares of Common Stock, par value $0.00001 per share and 1,000,000 shares of preferred stock, par value of $0.001 per share.   As of March 30, 2016, 4,410,736 shares of Common Stock were issued and outstanding, no shares of preferred stock were issued and outstanding and 183,576 and 203,253 shares of Common Stock were reserved for issuance under our outstanding options and warrants, respectively as described below.

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

Series A Preferred Stock

The Series A Convertible Preferred Stock (“Series A”), has the rights, preferences, privileges, powers and restrictions set forth in the Certificate of Designation filed with the Secretary of State of Delaware. The Company has the right to convert, at its sole option, each share of Series A into Common Stock equal to 1% of the outstanding shares of Common Stock at the time of conversion.  Each one share of Series A shall entitle the Series A Holder to voting rights equal to 2,666,667 votes of Common Stock.

On January 12, 2012, all Series A Convertible Preferred Stock was converted into 2,385,650 shares of Common Stock. As of March 30, 2015, the Company has authorized 2 shares of Series A Preferred Stock, of which none are issued or outstanding.

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

On September 23, 2011, SilverSun Technologies, Inc., entered into a Series B preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) with Mr. Meller, pursuant to which Mr. Meller was issued one  authorized share of Series B Preferred Stock (“Series B”), par value $0.001 per share.  Mr. Meller was issued one share of Series B as partial consideration for personally guaranteeing repayment of the Notes. The Company had authorized 1 share of Series B Preferred Stock, of which 1 share was issued and outstanding. On March 29, 2015, Mr. Meller returned his share of Series B Preferred Stock to the treasury, and, subject to shareholder approval, the Board approved the cancellation of the Series B Preferred Stock Certificate of Designation.

Dividends

On January 11, 2016, the Company announced the payment of a $0.06 special cash dividend per share of Common Stock. The dividend payments announced in January was paid out on January 20, 2016 for an aggregate amount of $265,000, which was applied against additional paid in capital. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Warrants

As of March 30, 2016 there are 203,253 outstanding warrants to purchase shares of our Common Stock.

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

Exercise Price. The initial exercise price per share of common stock purchasable upon exercise of the warrants are between $5.09 and $6.00 per share. The exercise price is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting our common stock and also upon any distributions of assets, including cash, stock or other property to our stockholders.

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

Options and Stock Awards

There are 183,576 outstanding options to purchase our securities.

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

In March 2015, the Company granted 10,000 incentive stock options with an exercise price of $4.00 per option to Ms. Karen Espinoza McGarrigle under the 2004 Stock Incentive Plan. The Options shall vest at 20% year over year for five years.

In October 2015, the Company granted 25,000 incentive stock options with an exercise price of $3.66 per option to Ms. Mary Abdian under the 2004 Stock Incentive Plan. The Options shall vest at 20% year over year for five years.

2004 Stock Incentive Plan

The Company adopted the 2004 Stock Incentive as the amended Plan (the “2004 Plan”) order to attract and retain qualified employees, directors, independent contractors or agents of the Company.  The 2004 Plan terminated on September 29, 2014; options granted before that date were not affected by plan termination. At December 31, 2015 and 2014, 183,576 and 163,846 options remained outstanding under the 2004 Plan respectively.

2004 Directors’ and Officers’ Stock Incentive Plan

The Company adopted the 2004 Directors’ and Officers’ Stock Incentive Plan (the “2004 D&O Plan”) in order to provide long-term incentive and rewards to officers and directors of the Company and subsidiary and to attract and retain qualified employees, directors, independent contractors or agents of the Company. The 2004 D&O Plan was terminated on September 29, 2014 and no awards shall be granted thereafter. As of March 30, 2016, no securities were issued pursuant to the 2004 D&O Plan.

2007 Consultant Stock Incentive Plan

The Company adopted the 2007 Consultant Stock Incentive Plan (the “2007 Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents (“Eligible Participants”) of the Company; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company’s stockholders.  The Company has reserved 19,393 shares for issuance under this plan. Awards under the 2007 Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the 2007 Plan. The price shall be equal to or greater than 50% of the fair market value of such shares on the date of grant of such award. The Board shall determine the extent to which awards shall be payable in cash, shares of the Company’s Common Stock or any combination thereof.  The Board may determine that all or a portion of a payment to a participant under the Plan, whether it is to be made in cash, shares of the Company’s Common Stock or a combination thereof shall be deferred.  Deferrals shall be for such periods and upon such terms as the Board may determine in its sole discretion. The 2007 Plan (but not the awards theretofore granted under the 2007 Plan) shall terminate on January 22, 2017 and no awards shall be granted thereafter. As of March 3, 2016, no securities were issued pursuant to the 2007 Plan.

Anti-Takeover Provisions

Provisions of the Delaware General Corporation Law (“DGCL”) and our certificate of incorporation and bylaws could make it more difficult to acquire us by means of a tender offer, a proxy contest or otherwise, or to remove incumbent officers and directors. These provisions, summarized below, are expected to discourage certain types of coercive takeover practices and takeover bids that our board of directors may consider inadequate and to encourage persons seeking to acquire control of us to first negotiate with our board of directors. We believe that the benefits of increased protection of our ability to negotiate with the proponent of an unfriendly or unsolicited proposal to acquire or restructure us outweigh the disadvantages of discouraging takeover or acquisition proposals because, among other things, negotiation of these proposals could result in improved terms for our stockholders.

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

As of March 30, 2016, we are not subject to Section 203 of the DGCL because we do not have a class of voting stock that is listed on a national securities exchange or held of record by more than 2,000 stockholders and we have not elected by a provision in our original certificate of incorporation to be governed by Section 203. Unless we adopt an amendment of our certificate of incorporation by action of our stockholders expressly electing not to be governed by Section 203, we would generally become subject to Section 203 of the DGCL at such time that we have a class of voting stock that is either listed on a national securities exchange or held of record by more than 2,000 stockholders, except that the restrictions contained in Section 203 would not apply if the business combination is with an interested stockholder who became an interested stockholder before the time that we have a class of voting stock that is either listed on a national securities exchange or held of record by more than 2,000 stockholders.

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

The Company leases its Seattle office space from a current employee, Mary Abdian. The monthly rent for this office space is $3,000.

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

As of December 31, 2015, the Board determined that Mr. Wunderlich and Mr. Macaluso were independent.

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

Services	2015	2014
Audit Fees	$94,100	$65,500

Audit - Related Fees	36,900	14,500

Tax fees	18,700	21,250

All Other Fees (a)	36,700	32,400

Total	$186,400	$133,650

(a)	All other fees include fees primarily for review and other services related to securities registration documents, assistance with other document reviews and assistance with revenue agent examination.

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee in accordance with its procedures.

PART IV

Item 15. Exhibits.

(a)

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated March 11, 2015, by and among SWK Technologies, Inc., 2000Soft, Inc. d/b/a Accounting Technology Resources and Karen Espinoza McGarrigle. (incorporated by reference to Exhibit 2.1 on the Company’s current report on Form 8-K filed with the SEC on March 17, 2015).

2.2
Form of Asset Purchase Agreement, dated July 6, 2015, by and among SWK Technologies, Inc., ProductiveTech, Inc. a New Jersey corporation John McPoyle and Kevin Snyder (incorporated herein by reference to Exhibit 2.1 on Form 8-K, filed with the SEC on July 10, 2015)

3.1
Second Amended Certificate of incorporation of SilverSun Technologies, Inc., filed September 5, 2003 (incorporated herein by reference to Exhibit 3.1 of the registration statement on Form SB-2, filed with the SEC on November 25, 2003).

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

10.15	Form of Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.2 on the Company’s current report on Form 8-K filed with the SEC on May 12, 2011).
10.16	Amended Agreement by and between the Company and Mr. Stanley Wunderlich (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on August 3, 2011).
10.17	Form of Warrant (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on August 3, 2011).
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
10.20
Form of Purchase Agreement, dated June 14, 2012, by and among SWK Technologies, the Company’s wholly-owned subsidiary, Neil Wolf, Esq., not individually, but solely in his capacity as  Trustee-Assignee of the Trust Agreement and Assignment for the Benefit of the Creditors of Hightower, Inc., Hightower, Inc., and the Stockholders of Hightower, Inc. (incorporated by reference to Exhibit 2.1 on the Company’s current report on Form 8-K filed with the SEC on June 20, 2012).

10.21
Promissory Note, dated March 11, 2015, issued in favor of 2000Soft, Inc. d/b/a Accounting Technology Resources, a California corporation (incorporated by reference to Exhibit 10.1 on the Company’s current report on Form 8-K files with the SEC on March 17, 2015).

10.22
Form of Promissory Note, dated July 6, 2015, issued in favor of ProductiveTech, Inc., a New Jersey corporation (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed with the SEC on July 10, 2015)

10.23
Amended and Restated Employment Agreement, dated February 4, 2016, between Mark Meller and Silversun Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed with the SEC on February 5, 2016.

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

SILVERSUN TECHNOLOGIES, INC.

Date: March 30, 2016	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Date: March 30, 2016	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark Meller	Principal Executive Officer	March 30, 2016
Mark Meller

/s/ Stanley Wunderlich	Director	March 30, 2016
Stanley Wunderlich

/s/ Joseph Macaluso	Director	March 30, 2016
Joseph Macaluso

/s/ Crandall Melvin III	Principal Financial Officer	March 30, 2016
Crandall Melvin III

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
SilverSun Technologies, Inc.

We have audited the accompanying consolidated balance sheets of SilverSun Technologies, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2015.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014, and the consolidated results of income and cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP
East Hanover, NJ
March 30, 2016

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,193,313	$1,308,337
Accounts receivable, net of allowance of $375,000 and $125,000	2,477,301	2,097,454
Unbilled services	741,543	230,000
Prepaid expenses and other current assets	443,619	195,779
Deferred tax assets - current	38,000	38,000

Total current assets	4,893,776	3,869,570

Property, plant and equipment, net	425,347	295,054
Intangible assets, net	2,571,537	809,481
Goodwill	401,000	56,000
Deferred tax assets	162,000	-
Deposits and other assets	29,889	26,725

Total assets	$8,483,549	$5,056,830

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,594,100	$1,393,541
Accrued expenses	821,586	794,157
Accrued interest	14,817	14,716
Income taxes payable	250,284	76,000
Contingent consideration – current portion	128,434	-
Long term debt – current portion	300,033	174,578
Capital lease obligations – current portion	90,167	65,269
Deferred revenue	2,369,999	2,215,114

Total current liabilities	5,569,420	4,733,375

Contingent consideration net of current portion	272,213	-
Long term debt net of current portion	793,150	242,926
Capital lease obligations net of current portion	92,445	66,922
Convertible note payable	200,000	-

Total liabilities	6,927,228	5,043,223

Commitments and Contingencies

Stockholders' equity:
Preferred Stock, $0.001 par value; authorized 1,000,000 shares	-	-
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share; 0 and 1 share issued and outstanding	-	1
Common stock:
Par value $0.00001; authorized 75,000,000 shares 4,410,736 and 3,995,064 shares issued and outstanding	45	40
Additional paid-in capital	12,198,448	11,030,043
Accumulated deficit	(10,642,172)	(11,016,477)

Total stockholders' equity	1,556,321	13,607

Total liabilities and stockholders' equity	$8,483,549	$5,056,830

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	December 31, 2015	December 31, 2014

Revenues:
Software product, net	$4,234,968	$3,669,732
Service, net	23,407,014	17,794,042
Total revenues, net	27,641,982	21,463,774

Cost of revenues:
Product	2,084,246	1,871,301
Service	14,714,202	11,019,409
Total cost of revenues	16,798,448	12,890,710

Gross profit	10,843,534	8,573,064

Operating expenses:
Selling and marketing expenses	4,304,224	3,326,497
General and administrative expenses	5,635,571	4,281,090
Share-based compensation	60,860	130,253
Depreciation and amortization	485,091	364,573
Total operating expenses	10,485,746	8,102,413

Income from operations	357,788	470,651

Other income (expense):
Interest expense, net	(57,483)	(59,750)
Other income	134,000	-
Total other income (expense)	76,517	(59,750)

Income before income taxes	434,305	410,901

Income tax provision	60,000	218,000

Net income	$374,305	$192,901

Basic and diluted net income per common share
Basic	$0.09	$0.05
Diluted	$0.09	$0.05

Weighted average shares outstanding:
Basic	4,301,782	3,942,836
Diluted	4,318,449	3,942,836

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated Equity	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance at January 1, 2014	-	$-	1	$1	3,922,566	$39	$10,809,499	$(11,209,378)	$(399,839)

Common stock issued in a cashless exercise of warrants	-	-	-	-	4,167	-	(1)	-	(1)
Issuance of common stock for repayment of accrued liabilities	-	-	-	-	5,331	-	20,792		20,792
Share-Based Compensation	-	-	-	-	-	-	130,253	-	130,253
Issuance of common stock for services	-	-	-	-	27,000	1	69,500	-	69,501
Net loss	-	-	-	-	-	-	-	192,901	192,901
Balance at December 31, 2014	-	$-	1	$1	3,959,064	$40	$11,030,043	$(11,016,477)	$13,607

Cancellation of preferred share	-	-	(1)	(1)	-	-	1	-	-
Issuance of common stock, net of fees	-	-	-	-	363,490	4	812,019	-	812,023
Roundup of fractional shares	-	-	-	-	8,698	-	-	-	-
Issuance of common stock for services	-	-	-	-	15,000	-	36,300	-	36,300
Issuance of common stock for acquisition	-	-	-	-	64,484	1	259,225	-	259,226
Stock warrants in exchange for services	-	-	-	-	-	-	20,000	-	20,000
Share-Based Compensation	-	-	-	-	-	-	40,860	-	40,860
Net income	-	-	-	-	-	-	-	374,305	374,305

Balance at December 31, 2015	-	$-	-	$-	4,410,736	$45	$12,198,448	$(10,642,172)	$1,556,321

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

	2015	2014
Cash flows from operating activities:
Net income	$374,305	$192,901
Adjustments to reconcile net income to net cash Provided by operating activities:
Gain on sale of Beerrun	(134,000)	-
Deferred income taxes	(162,000)	82,000
Depreciation and amortization	165,597	120,299
Amortization of intangibles	319,495	244,274
Provision for bad debts	250,000	45,000
Share-based compensation	40,860	130,253
Common stock issued in exchange for services	36,300	69,503
Stock warrants in exchange for services	20,000	-

Changes in certain assets and liabilities:
Accounts receivable	(269,658)	(567,458)
Unbilled services	(501,174)	(140,000)
Prepaid expenses and other current assets	(135,518)	(126,503)
Deposits and other assets	836	(3,889)
Accounts payable	(175,295)	233,822
Accrued expenses	27,429	138,436
Income tax payable	174,284	76,000
Accrued interest	102	1,424
Due to related parties	-	(2,672)
Deferred revenues	95,096	499,559
Net cash provided by operating activities	126,659	992,949

Cash flows from investing activities:
Proceeds from sale of Beerrun	134,000	-
Software development costs	-	(71,875)
Acquisition of business	(709,893)	-
Purchases of property and equipment	(67,483)	(81,116)
Net cash used in investing activities	(643,376)	(152,991)

Cash flows from financing activities:
Repayment of notes payable to related parties	-	(20,000)
Proceeds from issuance of common stock and warrants, net of fees	812,023	-
Repayment of contingent consideration	(49,980)	-
Repayments of long term debt	(274,321)	(212,013)
Principal payment under capital lease obligations	(86,029)	(62,500)
Net cash provided by (used by) financing activities	401,693	(294,513)

Net (decrease) increase in cash and cash equivalents	(115,024)	545,445
Cash and cash equivalents, beginning of year	1,308,337	762,892

Cash and cash equivalents, end of year	$1,193,313	$1,308,337

Supplemental Schedule of Cash Flow Information:
During the year, cash was paid for the following:
Income taxes	$87,732	$70,688
Interest	$60,579	$59,780

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended December 31, 2015:

The Company acquired certain assets and assumed certain liabilities of ProductiveTech, Inc. (“PTI”) for a $600,000 promissory note in addition to a cash payment of $483,471 and issuance of 64,484 shares of common stock at $4.032 per share for a value of approximately $260,000.

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

The Company incurred approximately $111,730 in capital lease obligations.

The Company acquired certain assets and assumed certain liabilities of The Macabe Associates, Inc. (“Macabe”) for a cash payment of $21,423 in addition to four-year revenue share agreement valued at $428,971.

The Company acquired certain assets and assumed certain liabilities of Oates & Company, LLC. (“Oates”) for a $175,000 promissory note in addition to a cash payment of $125,000 and $200,000 convertible note.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SilverSun Technologies, Inc. (the “Company”) and wholly owned subsidiary SWK Technologies, Inc. (“SWK”) is a value added reseller and master developer for Sage Software’s Sage100/500 and ERP X3 financial and accounting software as well as the publisher of proprietary software solutions, including its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company is also a managed network service provider, providing remote network monitoring services, business continuity, disaster recovery, data backup, and application hosting. The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States. The Company is publicly traded and is currently quoted on the Over-the-Counter Bulletin Board (“OTCQB”) under the symbol “SSNT.”

In May of 2014, the Company completed the purchase of selected assets of ESC Software, Inc. (“ESC”), a leading Arizona-based reseller of Sage Software and Acumatica applications. ESC’s customers and business products and services have been integrated into the infrastructure of SWK Technologies, Inc.

In March of 2015, the Company completed the purchase of selected assets of 2000 SOFT, d/b/a Accounting Technology Resources (“ATR”), a Southern California based reseller of Sage Software applications.  ATR’s customers and business products and services have been integrated into the infrastructure of SWK.

In July of 2015, the Company completed the purchase of selected assets of ProductiveTech, Inc. (“PTI”) located in Southern New Jersey.  PTI’s selected assets and liabilities, customers and business products and services have been integrated into the infrastructure of SWK.

In October of 2015, the Company completed the purchase of selected assets of The Macabe Associates, Inc., (“Macabe”) a Washington based reseller of Sage Software and Acumatica applications. Macabe’s customers and business products and services have been integrated into the infrastructure of SWK.

In October of 2015, the Company completed the purchase of selected assets of Oates & Company, (“Oates”) a North Carolina reseller of Sage Software applications. Oates selected assets and liabilities, customers and business products and services have been integrated into the infrastructure of SWK.

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

Principal of Consolidation

The consolidated financial statements include the accounts of SilverSun and its subsidiary SWK, which is wholly owned.  All significant intercompany transactions and balances have been eliminated in consolidation.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded in the years ended December 31, 2015 and 2014.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentrations

The Company maintains its cash and cash equivalents with various institutions, which exceed federally insured limits throughout the year.  At December 31, 2015, the Company had cash on deposit of approximately $895,727 in excess of the federally insured limits of $250,000.

For the years ended December 31, 2015 and 2014, our top ten customers accounted for 19% ($5,179,085) and 16% ($3,381,090), respectively, of our total revenues. The Company does not rely on any one specific customer for any significant portion of our revenue base.

For the years ended December 31 2015 and 2014, purchases from one supplier through a “channel partner” agreement were approximately 24% and 26% of cost of revenues, respectively. This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

For the years ended December 31, 2015 and 2014, one supplier represented approximately 33% and 37% of total accounts payable, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of December 31, 2015 the Company believes it has no significant risk related to its concentration of accounts receivable.

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
DECEMBER 31, 2015 AND 2014

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

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2012 to 2015 remain open to examination for both the U.S. federal and state jurisdictions.

There were no liabilities for uncertain tax positions at December 31, 2015 and 2014.

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
DECEMBER 31, 2015 AND 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable, and accrued liabilities.  The carrying value of longer term lease and debt obligations approximate fair value as their stated interest rates approximate the rates currently available. The Company’s goodwill and intangibles are measured on a non-recurring basis using Level 3 inputs, as discussed in Note 5 and Note 9.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance.  This ASU will be effective for us on January 1, 2019, with early adoption permitted. We are currently in the process of assessing the impact of this ASU on our consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

 NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the year ended December 31, 2015 and December 31, 2014 does not include share equivalents as all warrants and options exceeded the average market price of the common stock. Convertible debt is included below, based on if-converted method.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Basic net income per share:
Net income	$374,305	$192,901
Weighted-average common shares outstanding	4,301,782	3,942,836
Basic net income per shares	$0.09	$0.05
Diluted net income per share:
Net income	$374,305	$192,901
Weighted-average common shares outstanding	4,301,782	3,942,836
Incremental shares for convertible promissory note	16,667	-
Total adjusted weighted-average shares	4,318,449	3,942,836
Diluted net income per share	$0.09	$0.05

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Stock options	183,576	163,846
Warrants	203,253	-

Total potential dilutive securities not included in loss per share	368,829	163,846

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2015	December 31, 2014
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	1,471,268	1,175,378
	1,501,825	1,205,935
Less: Accumulated depreciation	(1,076,478)	(910,881)

Property and equipment, net	$425,347	$295,054

Depreciation and amortization expense related to these assets for the years ended December 31, 2015 and 2014 was $165,597 and $120,299.

Property and equipment under capital leases are summarized as follows:

	December 31, 2015	December 31, 2014
Equipment, furniture and fixtures	433,536	297,080
Less: Accumulated depreciation	(232,228)	(143,376)

Property and equipment, net	$201,308	$153,704

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of developed intellectual property carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	December 31, 2015	December 31, 2014	Estimated Useful Lives
Proprietary developed software	$365,911	$365,911	5
Intellectual property, customer list, and acquired contracts	3,069,551	988,000	5 - 15
Total intangible assets	$3,435,462	$1,353,911
Less: accumulated amortization	(863,925)	(544,430)
	$2,571,537	$809,481

Amortization expense related to the above intangible assets was $319,495 and $244,274, respectively, the years ended December 31, 2015 and 2014.

The Company expects future amortization expense to be the following:

Amortization

2016	$452,345
2017	349,795
2018	254,738
2019	254,738
2020	237,512
thereafter	1,022,409
Total	$2,571,537

NOTE 6 – LINE OF CREDIT, TERM LOAN AND PROMISSORY NOTE

On August 1, 2013, the Company obtained a line of credit and term loan from the bank. The line of credit expired on July 31, 2015 and was automatically renewed for an additional year. The agreement includes a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (5.25% at December 31, 2015).  The line is collateralized by substantially all of the assets of the Company and guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility requires the Company to pay a monitoring fee of $1,000 monthly. The Company was in compliance with all loan covenants at December 31, 2015.

The two year term loan for $350,000 matured on July 31, 2015. Monthly payments were $15,776 including interest at 8%. The term loan was collateralized by substantially all of the assets of the Company and was guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The term loan was paid off in full on July 3, 2015.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At December 31, 2015 the outstanding balance was $242,926.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At December 31, 2015 the outstanding balance was $132,229.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645. At December 31, 2015 the outstanding balance was $552,645.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 6 – LINE OF CREDIT, TERM LOAN AND PROMISSORY NOTE (Continued)

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  The monthly payments including interest are $5,012. At December 31, 2015 the outstanding balance was $165,383.

Additionally in connection with the purchase agreement, the Company issued a Convertible Note for $200,000. The Convertible Note is due January 1, 2017 and bears interest at a rate of one (1%) percent. The quarterly interest payments are computed on the basis of 365-day year from the date of this note until paid. The Company’s may, at its sole and exclusive option, convert, at any time until payment in full of this Note, all or any part of the principal amount of the Note plus accrued interest, into shares of the Company’s Common Stock, at the price per share equal to $3.00 per share.

At December 31, 2015, future payments of convertible note and promissory notes are as follows over each of the next five fiscal years:

2016	$300,033
2017	506,677
2018	257,846
2019	154,727
2020	73,900
Total	$1,293,183

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

At December 31, 2015, future payments under capital leases are as follows:

2016	$102,464
2017	74,200
2018	23,695
Total minimum lease payments	200,359
Less amounts representing interest	(17,747)
Present value of net minimum lease payments	182,612
Less current portion	(90,167)
Long-term capital lease obligation	$92,445

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 8 – EQUITY (Continued)

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

In October 2015, the Company issued to the shareholders of Macabe 25,000 incentive stock options with an exercise price of $3.66. Options will vest over five years at the rate of 20% per annum. The Company estimated the fair value of each option using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield of 0.0%, risk-free interest rate of 1.37%, volatility at 332.76% and an expected life of 5 years. As a result, the Company estimated the value of these options at $91,482.

The Company uses judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be impacted.

Total stock compensation recognized for the year ended December 31, 2015 and 2014 was $40,860 and $130,253, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 8 – EQUITY (Continued)

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2015 and 2014 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2014	89,116	$4.80	3.4 years	$-0-
Options granted	80,000	4.50	4.3 years
Options canceled/forfeited	(5,270)	$4.80

Outstanding options at December 31, 2014	163,846	$4.65	2.5 years	$-0-
Options granted	35,000	$3.76	4.2 years
Options canceled/forfeited	(15,270)	$4.61

Outstanding options at December 31, 2015	183,576	$4.49	2.7 years	$-0-

Vested Options:
December 31, 2015;	119,243	$4.70	2.0 years	$-0-
December 31, 2014:	115,653	$4.65	1.8 years	$-0-

For the year ended December 31, 2015 the unamortized compensation expense for stock options was $161,000.  Unamortized compensation expense is expected to be recognized over a weighted-average period of three years.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 8 – EQUITY (Continued)

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2014	25,001	$5.20
Granted	-	$-
Exercised	8,333	$3.60
Canceled	16,668	$4.20
Outstanding and Exercisable December 31, 2014	-	$-

Granted	203,253	$5.29
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2015	203,253	$5.29

NOTE 9 – BUSINESS COMBINATION

On May 6, 2014 SWK entered into an Asset Purchase Agreement with ESC, Inc. d/b/a ESC Software, an Arizona corporation, and Alan H. Hardy and Michael Dobberpuhl in their individual capacity as Shareholders. SWK acquired certain assets of ESC (as defined in the Purchase Agreement). In full consideration for the acquired assets, the Company issued a promissory note in the aggregate principal amount of $350,000.   The purchase was initially allocated, based on the Company’s estimate of fair value, to intangible assets, which are expected to consist primarily of customers lists with an estimated life of seven years. Upon completion of an independent valuation, the allocation of the purchase price to customer lists was modified from $350,000 to $294,000, with the excess purchase consideration being allocated to goodwill.

The following summarizes the purchase price allocation:

Customer List	$294,000
Goodwill	56,000
Fair value of net assets acquired	$350,000

Note to shareholders for acquisition	$350,000
Total purchase price	$350,000

On March 11, 2015 SWK entered into an Asset Purchase Agreement with 2000 SOFT, Inc. d/b/a ATR, a California corporation, and Karen Espinoza McGarrigle in her individual capacity as Shareholder. SWK acquired certain assets of ATR (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company issued a promissory note in the aggregate principal amount of $175,000 and paid cash of $80,000.   As additional consideration, the Company will pay 10% of the net margin on maintenance renewals for former ATR customers for the first twelve months and 5% of the net margin on maintenance renewals for the following twelve months. The initial contingent consideration was estimated at approximately $22,000 and included in the purchase price (see table below). Certain payments were made during 2015, resulting in a remaining balance of $9,625 at December 31, 2015. The purchase was allocated, based on the Company’s estimate of fair value, to intangible assets, which consists of a customer list with an estimated life of seven years.

On July 6, 2015 SWK entered into an Asset Purchase Agreement with ProductiveTech (“PTI”), a south New Jersey corporation and John McPoyle and Kevin Snyder in their individual capacity as Shareholders. SWK acquired certain assets and liabilities of PTI (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company paid $483,471 in cash and issued a promissory note for $600,000 (the “Note”).  The note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645.  Additionally in connection with the purchase agreement, SilverSun Technologies, Inc. (“SSNT”) issued 64,484 shares of common stock at $4.032 per share for a value of $260,000. The purchase was allocated, based on the Company’s estimate of fair value, to accounts receivable, unbilled services, prepaid expenses and other assets, property and equipment, liabilities, capital lease obligations, goodwill and customer list with an estimated life of fifteen years. The acquisition costs and allocation of the purchase price to customer lists and goodwill has been based of an independent valuation. As of December 31, 2015, the prior owners of PTI owed the Company $41,079 related to amounts collected by the prior owners subsequent to acquisition but owed to the Company. This amount is included in prepaid expenses and other current assets.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 9 – BUSINESS COMBINATION (Continued)

On October 1, 2015 SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders. SWK acquired certain assets and liabilities of Macabe (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. As additional consideration, the Company will pay $5,500 cash twelve months from closing and $5,500 cash twenty four months from closing on the net-to-SWK revenues for Software and Maintenance sales if certain estimates are met for a total of $11,000 and was recorded as part of the contingent consideration included in the purchase price. Additionally, the Company will pay 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software & license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three years period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition and which is included in the purchase price. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $391,021 as of December 31, 2015. The purchase was allocated, based on the Company’s estimate of fair value, to proprietary software solutions with an estimated useful life of five years, goodwill and customer list with an estimated life of fifteen years. The acquisition costs and allocation of the purchase price to customer lists and goodwill has been based on an independent valuation.

On October 19, 2015 SWK entered into an Asset Purchase Agreement with Oates & Company, (“Oates”) a North Carolina reseller and Chris Oates in his individual capacity as Shareholder. SWK acquired certain assets of Oates (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company issued a promissory note in the aggregate principal amount of $175,000 and paid cash of $125,000. The purchase price was reduced by $92,127 related to a working capital adjustment.The note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  The monthly payments including interest are $5,012.  Additionally in connection with the purchase agreement, the Company issued a Convertible Note for $200,000 (see note 6 for terms). The Convertible Note is due January 1, 2017 and bears interest at a rate of one (1%) percent. The quarterly interest payments are computed on the basis of 365-day year from the date of this note until paid. The purchase was allocated, based on the Company’s estimate of fair value, to accounts receivable, prepaid expenses and other assets, property and equipment, liabilities, goodwill and customer list with an estimated life of seven years. The acquisition costs and allocation of the purchase price to customer lists and goodwill has been based of an independent valuation. As of December 31, 2015, the prior owners of Oates owed the Company $40,118 related to amounts collected by the prior owner subsequent to acquisition but owed to the Company. This amount is included in prepaid expenses and other current assets.

The following summarizes the purchase price allocation for all current year’s acquisitions:

	ATR	PTI	Macabe	Oates

Cash consideration	$80,000	$483,471	$21,423	$125,000
Stock	-	259,226	-	-
Working capital adjustment	-	-	-	(92,127)
Convertible note	-	-	-	200,000
Contingent consideration	21,656		428,971	-
Note payable	175,000	600,000		175,000
Total purchase price	$276,656	$1,342,697	$450,394	$407,873

Accounts receivable	$-	$129,709	$-	$230,480
Unbilled services	-	10,369	-	-
Prepaid expenses and other current assets	-	14,039	-	10,182
Property and equipment	-	93,300	6,377	17,000
Goodwill	18,000	311,000	7,000	9,000
Proprietary software applications	-	-	57,000	-
Customer List	258,656	933,301	408,594	424,000
Total assets acquired	276,656	1,491,718	478,971	690,662

Current liabilities	-	(124,300)	(28,577)	(282,789)
Capital lease obligations	-	(24,721)	-	-
Liabilities acquired	-	(149,021)	(28,577)	(282,789)
Net assets acquired	$276,656	$1,342,697	$450,394	$407,873

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 9 – BUSINESS COMBINATION (Continued)

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2014, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the year ended December 31, 2015 and 2014 as if the acquisitions had occurred on January 1, 2014. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of December 31, 2015 of expected definite lived intangible assets.

Pro Forma	Year Ended December 31, 2015	Year Ended December 31, 2014
Net sales	$31,663,312	$28,795,190
Operating expenses	$12,245,402	$11,271,317
Income before taxes	$583,074	$693,467
Net income	$472,493	$370,918
Basic and diluted income per common share	$0.11	$0.09

The Company’s consolidated financial statements for the year ending December 31, 2015 include the actual results of ESC since the date of acquisition, May 6, 2014, the actual results of ATR since the date of acquisition, March 11, 2015, the actual results of PTI since the date of acquisition, July 6, 2015, the actual results of Macabe since the date of acquisition, October 1, 2015, and the actual results of Oates since the date of acquisition, October 19, 2015. The year ended December 31, 2015 pro-forma results above include two months of results of ATR, six months of pro-forma results for PTI, nine months of pro-forma results for Macabe, and nine and a half months of pro-forma results for Oates. For the year ended December 31, 2014 pro-forma results above include full year of pro-forma results for ATR, four months of pro-forma results for ESC, full year pro-forma results for PTI, full year pro-forma results for Macabe, and full year pro-forma results for Oates.

For the year ended December 31, 2015 the ESC operations had a net income before taxes of $158,285 that was included in the Company’s Consolidated Statement of Income, which consisted of approximately $1,344,878 in revenues and $1,186,593 in expenses.  For the year ended December 31, 2015 the ATR operations had a net income before taxes of $65,911 that was included in the Company’s Consolidated Statement of Income, which consisted of approximately $945,523 in revenues and $879,612 in expenses. For the year ended December 31, 2015 the PTI operations had a net income before taxes of $42,477 that was included in the Company’s Consolidated Statement of Income, which consisted of approximately $911,038 in revenues and $868,561 in expenses. For the year ended December 31, 2015 the Macabe operations had a net income before taxes of $33,835 that was included in the Company’s Consolidated Statement of Income, which consisted of approximately $432,564 in revenues and $398,729 in expenses. For the year ended December 31, 2015 the Oates operations had a net income before taxes of $8,819 that was included in the Company’s Consolidated Statement of Income, which consisted of approximately $523,668 in revenues and $514,849 in expenses.

NOTE 10 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $7,385,000 as of December 31, 2015, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2026 to 2030.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 10 – INCOME TAXES (Continued)

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$2,785,000	$2,810,000
Long lived assets	320,000	262,000
Share based payments	8,000	-
Allowance for doubtful accounts	150,000	50,000
Other	7,000	8,000
Deferred tax asset	3,270,000	3,130,000

Deferred tax liabilities:
Long lived assets	(155,000)	(89,000)
Deferred tax liabilities	(155,000)	(89,000)
Net deferred tax asset	3,115,000	3,041,000
Less: Valuation allowance	(2,915,000)	(3,003,000)
Net deferred tax asset	$200,000	$38,000

For the year ended December 31, 2015, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) and 50% of general meal and entertainment expense which are generally never tax deductible for the Company. The provision for the year ended December 31, 2015 was $60,000. The effective tax rate consists primarily of the 34% federal statutory tax rate and a blended 5% state and local tax rate as listed below.

For the year ended December 31, 2015, the Company’s Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance, totaling $560,000, no longer deemed necessary, and recorded a net tax benefit of $200,000, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of historical and projected income.

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

A reconciliation of the statutory income tax rate to the effective rate is as follows for the period December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Federal income tax rate	34%	34%
State income tax, net of federal benefit	5%	5%
Permanent differences	6%	13%
Prior year adjustments	(5%)	5%
	40%	57%
Change in valuation allowance	(26%)	(4%)
Effective income tax rate	14%	53%

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 10 – INCOME TAXES (Continued)

Income tax provision (benefit):

	Year Ended
	December 31,	December 31,
	2015	2014
Current:
Federal	$182,000	$76,000
State and local	40,000	26,000

Total current tax provision	222,000	102,000

Deferred:
Federal	34,200	116,000
State and local	3,800	-
Release of valuation allowance	(200,000)	-

Total deferred tax provision (benefit)	(162,000)	116,000

Total provision	$60,000	218,000

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its current CFO, Crandall Melvin III which expires on May 31, 2018. The monthly rent for this office space is $2,100. Total rent expense for 2015 and 2014 was $25,200 and $25,200 respectively under this lease.

The Company leases its Seattle office space from Mary Abdian, an employee of SWK, which expires September 30, 2018. The monthly rent for this office space is $3,000 and increases 3% each year. Total rent expense for 2015 under this lease was $9,000.00.

As of December 31, 2015, long term debt, convertible note payable and contingent consideration are considered related party liabilities as holders are current employees of the company, see Note 6 and Note 9.

NOTE 12 - COMMITMENTS

Operating Leases

Our main offices are located at 5 Regent Street, Livingston, NJ 07039 where we have 6,986 square feet of office space at a monthly rent of $7,400. The lease expires December 31, 2016. The Company has a lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,100.  The lease expired on May 31, 2015 and was subsequently extended for a three year term commencing June 1, 2015 and ending May 31, 2018.  The Company also leases 2,700 square feet of office space for sales and support in Skokie, Illinois with a monthly rent of $3,000. This lease expires April 30, 2018. The Company also leases 702 square feet for sales and support in Minneapolis, Minnesota with a monthly rent of $1,515 a month. This lease expires March 31, 2017. The company leases 2,105 square feet of office space in Phoenix, AZ starting at $1,271 and escalating to $2,894 per month by the end of the term September 30, 2019. The company leases 1,500 square feet of office space in Seattle, WA with a monthly rent of $3,000 a month.  The lease expires September 30, 2018. The company leases 383 square feet of office space in Spartanburg, SC with a monthly rent of $450 a month.  The lease expires June 30, 2016. The company leases 3,422 square feet of office space in Greensboro, NC with a monthly rent of $4,182 a month. The lease expires February 28, 2017. The company leases 1,745 square feet of office space in Santa Ana, CA with a monthly rent of $3,225 per month escalating to $3,402 per month by the end of the lease term, April 30, 2018.

Total rent expense under these operating leases for the year ended December 31, 2015 and 2014 was $247,527 and $197,100, respectively.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 12 - COMMITMENTS (Continued)

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2015.

2016	$325,248
2017	178,916
2018	98,704
2019	26,046

Employment agreements

The Company’s Chief Executive Officer and President has had an Employment Agreement with the Company since September 15, 2003. On February 4, 2016 (the “Effective Date”), the Company entered into an amended and restated employment agreement (the “Meller Employment Agreement”) with Mark Meller, pursuant to which Mr. Meller will continue to serve as the Company’s President and Chief Executive Officer. The Meller Employment Agreement was entered into by the Company and Mr. Meller primarily to extend the term of Mr. Meller’s employment.  The term of the Meller Employment Agreement is for an additional 7 years through September of 2023 (the “Term”) and shall automatically renew for additional periods of one year unless otherwise terminated in accordance with the therein. As of the renewal date, the Company agreed to pay Mr. Meller and annual salary of $565,000 with a ten percent (10%) increase every year. The Meller Employment Agreement provides for a severance payment to Mr. Meller of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control (as defined in the Meller Employment Agreement).

NOTE 13 – SUBSEQUENT EVENTS

On January 11, 2016, the Company announced the payment of a $0.06 special cash dividend per share of Common Stock. The dividend payments announced in January was paid out on January 20, 2016 for an aggregate amount of $265,000, which was applied against additional paid in capital.

In March 2016, the Company incurred approximately $20,000 in capital lease obligations.