Form 10-Q
period 2016-03-31
SilverSun Technologies, Inc.
filed 2016-05-16
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

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

As of May 13, 2016, there were 4,410,736 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$673,536	$1,193,313
Accounts receivable, net of allowance of $375,000	2,576,863	2,477,301
Unbilled services	678,683	741,543
Prepaid expenses and other current assets	306,329	443,619
Deferred tax asset – current	38,000	38,000

Total current assets	4,273,411	4,893,776

Property and equipment, net	516,771	425,347
Intangible assets, net	2,500,954	2,571,537
Goodwill	401,000	401,000
Deferred tax assets	152,500	162,000
Deposits and other assets	29,889	29,889

Total assets	$7,874,525	$8,483,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,644,252	$1,594,100
Accrued expenses	702,776	821,586
Accrued interest	16,661	14,817
Income taxes payable	301,632	250,284
Bank line of credit	-	-
Contingent consideration – current portion	125,650	128,434
Long term debt - current portion	301,681	300,033
Capital lease obligations – current portion	86,337	90,167
Deferred revenue	2,087,063	2,369,999

Total current liabilities	5,266,052	5,569,420

Contingent consideration net of current portion	241,740	272,213
Long term debt net of current portion	717,109	793,150
Capital lease obligations net of current portion	71,773	92,445
Convertible note payable	200,000	200,000
Total liabilities	6,496,674	6,927,228

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares	-	-
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share No shares issued and outstanding	-	-
Common stock:
Par value $0.00001; authorized 75,000,000 shares 4,410,736 shares issued and outstanding	45	45
Additional paid-in capital	11, 945,701	12,198,448
Accumulated deficit	(10,567,895)	(10,642,172)
Total stockholders’ equity	1,377,851	1,556,321

Total liabilities and stockholders’ equity	$7,874,525	$8,483,549

 See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Software product, net	$860,442	$1,382,742
Service, net	6,923,859	5,100,372
Total revenues, net	7,784,301	6,483,114

Cost of revenues:
Product	444,894	637,509
Service	4,408,378	3,045,333
Total cost of revenues	4,853,272	3,682,842

Gross profit	2,931,029	2,800,272

Selling, general and administrative expenses :
Selling and marketing expenses	1,084,879	912,130
General and administrative expenses	1,518,933	1,187,814
Share based compensation	11,952	30,405
Depreciation and amortization	170,894	111,956
Total selling, general and administrative expenses	2,786,658	2,242,305

Income from operations	144,371	557,967

Other income (expense)
Interest expense, net	(19,246)	(12,217)
Other income	10,000	-
Total other income (expense)	(9,246)	(12,217)

Income before taxes	135,125	545,750

Provision for income taxes	60,848	24,583

Net income	$74,277	$521,167

Net income per common share – basic and fully diluted	$0.02	$0.13
Weighted average shares
Basic	4,410,736	4,042,317
Diluted	4,477,403	4,051,338

See accompanying footnotes to the condensed consolidated financial statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015 AND THREE MONTHS ENDED MARCH 31, 2016

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated Equity	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2015	-	$-	1	$1	3,959,064	$40	$11,030,043	$(11,016,477)	$13,607

Cancellation of preferred share	-	-	(1)	(1)	-	-	1	-	-
Issuance of common stock, net of fees	-	-	-	-	363,490	4	812,019	-	812,023
Roundup of fractional shares	-	-	-	-	8,698	-	-	-	-
Issuance of common stock for services	-	-	-	-	15,000	-	36,300	-	36,300
Issuance of stock for acquisition	-	-	-	-	64,484	1	259,225	-	259,226
Stock warrants in exchange for services	-	-	-	-	-	-	20,000	-	20,000
Share-Based Compensation	-	-	-	-	-	-	40,860	-	40,860
Net income	-	-	-	-	-	-	-	374,305	374,305

Balance at December 31, 2015	-	$-	-	$-	4,410,736	$45	$12,198,448	$(10,642,172)	$1,556,321

Cash dividend	-	-	-	-	-	-	(264,699)	-	(264,699)
Share-Based Compensation	-	-	-	-	-	-	11,952	-	11,952
Net income	-	-	-	-	-	-	-	74,277	74,277
Balance at March 31, 2016	-	$-	-	$-	4,410,736	$45	$11,945,701	$(10,567,895)	$1,377,851

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$74,277	$521,167
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	9,500	(190,500)
Depreciation and amortization	57,807	38,207
Amortization of intangibles	113,086	73,749
Share-based compensation	11,952	30,405

Changes in certain assets and liabilities:
Accounts receivable	(99,562)	(207,182)
Unbilled services	62,860	(288,055)
Prepaid expenses and other current assets	137,290	(11,278)
Deposits and other assets	-	(2,263)
Accounts payable	50,152	119,279
Accrued expenses	(118,811)	(103,612)
Income tax payable	51,348	215,083
Accrued interest	1,844	(232)
Deferred revenues	(282,936)	255,990
Net cash provided by operating activities	68,807	450,758

Cash flows from investing activities:
Purchase of property and equipment	(149,231)	(24,869)
Software development costs	(42,503)	-
Acquisition of new business	-	(80,000)

Net cash used in investing activities	(191,734)	(104,869)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of fees	-	812,023
Payment of cash dividend	(264,699)	-
Repayment of contingent consideration	(33,257)	-
Repayment of long term debt	(74,393)	(62,360)
Principal payments under capital leases obligations	(24,501)	(19,508)
Net cash (used in) provided by financing activities	(396,850)	730,155

Net (decrease) increase in cash and cash equivalents	(519,777)	1,076,044

Cash and cash equivalents – beginning of period	1,193,313	1,308,337

Cash and cash equivalents – end of period	$673,536	$2,384,381

Cash paid during period for:
Interest	$17,402	$13,143
Income taxes	$40,849	$22,136

See accompanying footnotes to the condensed consolidated financial statements.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the three months ended March 31, 2016:

None

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

SilverSun Technologies, Inc. (the “Company”) and wholly owned subsidiary SWK Technologies, Inc. (“SWK”) is a value added reseller and master developer for Sage Software’s Sage100/500 and ERP X3 financial and accounting software as well as the publisher of proprietary software solutions, including its own Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company is also a managed network service provider, providing remote network monitoring services, business continuity, disaster recovery, data backup, and application hosting. The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States. The Company is publicly traded and is currently quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “SSNT.”

In May of 2014, the Company completed the purchase of selected assets of ESC Software, Inc. (“ESC”), a leading Arizona-based reseller of Sage Software and Acumatica applications. In 2015, the Company completed four additional acquisitions, 2000 SOFT, d/b/a Accounting Technology Resources (“ATR”), a Southern California based reseller of Sage Software applications, ProductiveTech, Inc. (“PTI”) located in Southern New Jersey, The Macabe Associates, Inc., (“Macabe”) a Washington based reseller of Sage Software and Acumatica applications, and Oates & Company, (“Oates”) a North Carolina reseller of Sage Software applications.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of March 31, 2016, the results of operations and cash flows for the three months ended March 31, 2016 and 2015.  These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2015 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 30, 2016.

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

During the three months ended March 31, 2016, there have been no material changes to the Company’s significant accounting policies than those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

Principals of Consolidation

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three months ended March 31, 2016 and 2015.

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

Concentrations

The Company maintains its cash and cash equivalents with various institutions, which exceed federally insured limits throughout the year.  At March 31, 2016 and December 31, 2015, the Company had cash on deposit of approximately $376,721 and $895,727 respectively in excess of the federally insured limits of $250,000.

For the three months ended March 31, 2016 and 2015, our top ten customers accounted for 22% ($1,748,878) and 33% ($2,124,079), respectively, of our total revenues.  The Company does not rely on any one specific customer for any significant portion of our revenue.

For the three months ended March 31, 2016 and 2015, purchases from one supplier through a “channel partner” agreement were approximately 22% and 42% of cost of revenues, respectively.  This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

For the three months ended March 31, 2016 and 2015, one supplier represented approximately 36% and 27% of total accounts payable respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of March 31, 2016 the Company believes it has no significant risk related to its concentration of accounts receivable.

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

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2013 to 2016 remain open to examination for both the U.S. federal and state jurisdictions.

There were no liabilities for uncertain tax positions at March 31, 2016 and March 31, 2015.

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

Stock-Based Compensation

Compensation expense related to share-based transactions, including employee stock options, is measured and recognized in the financial statements based on a determination of the fair value. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For employee stock options, the Company recognizes expense over the requisite service period on a straight-line basis (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions may significantly impact stock-based compensation expense.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits and forfeitures, as well as consideration of minimum statutory tax withholding requirements. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, with early application permitted in any interim or annual period. The Company is evaluating the future impact of this ASU on the consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the three months ended March 31, 2016 and March 31, 2015 does not include share equivalents as all warrants and options exceeded the average market price of the common stock. Convertible debt is included below, based on if-converted method.

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Basic net income per share computation:
Net income	$74,277	$521,167
Weighted-average common shares outstanding	4,410,736	4,042,317
Basic net income per share	$0.02	$0.13
Diluted net income per share computation:
Net income	$74,277	$521,167
Weighted-average common shares outstanding	4,477,403	4,051,338
Total adjusted weighted-average shares	4,477,403	4,051,338
Diluted net income per share	$0.02	$0.13

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 – NET INCOME PER COMMON SHARE (Continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Three Months March 31, 2016	Three Months March 31, 2015
Stock options	183,576	30,000
Warrants	203,253	185,078

Total potential dilutive securities not included in income per share	368,829	215,078

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2016	December 31, 2015
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	1,620,499	1,471,268
	1,651,056	1,501,825
Less: Accumulated depreciation	(1,134,285)	(1,076,478)

Property and equipment, net	$516,771	$425,347

Depreciation and amortization expense related to these assets for the three months ended March 31, 2016 and 2015 was $57,807 and $38,207, respectively.

Property and equipment under capital leases are summarized as follows:

	March 31, 2016	December 31, 2015
Equipment, furniture and fixtures	433,536	433,536
Less: Accumulated depreciation	(257,029)	(232,228)

Property and equipment, net	$176,507	$201,308

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	March 31, 2016	December 31, 2015	Estimated Useful Lives
Proprietary developed software	$408,414	$365,911	5
Intellectual property, customer list, and acquired contracts	3,069,551	3,069,551	5 - 15
Total intangible assets	$3,477,965	$3,435,462
Less: accumulated amortization	(977,011)	(863,925)
	$2,500,954	$2,571,537

Amortization expense included in depreciation and amortization was $113,086 for the three months ended March 31, 2016 as compared to $73,749 for the three months ended March 31, 2015. Included in proprietary developed software is $42,503 not yet in service.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 5 – INTANGIBLE ASSETS (Continued)

The Company expects future amortization expense to be the following:

Amortization
Balance of 2016	$339,258
2017	355,796
2018	260,737
2019	260,738
2020	243,512
thereafter	1,040,913

Total	$2,500,954

NOTE 6 – LINE OF CREDIT, TERM LOAN AND PROMISSORY NOTES

On August 1, 2013, the Company obtained a line of credit (the “Credit Line”) and a two year term loan from the bank (the “Term Loan”). The Credit Line expired on July 31, 2015 and was automatically renewed for an additional year. The Credit Line includes a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (5.25% at March 31, 2016).  The Credit Line is collateralized by substantially all of the assets of the Company and guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The Credit Line requires the Company to pay a monitoring fee of $1,000 monthly. The Company was in compliance with all covenants related to the Credit Line at March 31, 2016.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At March 31, 2016 the outstanding balance was $225,708.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At March 31, 2016 the outstanding balance was $117,828.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. At March 31, 2016 the outstanding balance was $524,105.

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement for cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  Monthly payments including interest are $5,012. At March 31, 2016 the outstanding balance was $151,149.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 – LINE OF CREDIT, TERM LOAN AND PROMISSORY NOTES (Continued)

At March 31, 2015, future payments of long term debt are as follows:

Remainder of 2016	$225,640
2017	506,677
2018	257,846
2019	154,727
2020	73,900
Total	$1,218,790

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in the accompanying balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with interest rates ranging from 8.5% to 11.0%.

At March 31, 2016, future payments under capital leases are as follows:

Remainder of 2016	$74,070
2017	74,200
2018	23,695
Total minimum lease payments	171,965
Less amounts representing interest	(13,855)
Present value of net minimum lease payments	158,110
Less current portion	(86,337)
Long-term capital lease obligation	$71,773

NOTE 8 – EQUITY

Equity

On March 10, 2015, March 23, 2015 and March 24, 2015, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “Investors”) providing for the issuance and sale by the Company (the “Offering”) of an aggregate of 363,490 shares (the “Shares”) of Common Stock and warrants (the “Investor Warrants”) to purchase an aggregate of 181,745 shares of Common Stock (the “Warrant Shares”). Each Investor Warrant to purchase one share of Common Stock was sold at a price of $0.01 and has an exercise price of $5.30 per share. The gross proceeds raised was $1,543,015 less expenses relating to the Offering of $730,992, resulting in net proceeds to the Company of $812,023.

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

On January 11, 2016, the Company announced the payment of a $0.06 special cash dividend per share of Common Stock. The dividend payments were paid out on January 20, 2016 for an aggregate amount of $264,699, which reduced additional paid in capital.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 8 – EQUITY (Continued)

Options

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

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2015 and the three months ending March 31, 2016 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2015	163,846	$4.65	2.5 years	$-0-
Options granted	35,000	3.76	4.2 years
Options canceled/forfeited	(15,270)	$4.61

Outstanding options at December 31, 2015	183,576	$4.49	2.7 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited	-

Outstanding options at March 31, 2016	183,576	4.49	2.7 years	$-0-

Vested Options:
March 31, 2016;	127,907	$4.68	1.9 years	$-0-
December 31, 2015:	119,243	$4.70	2.0 years	$-0-

For the three months ended March 31, 2016 the unamortized compensation expense for stock options was $80,504.  Unamortized compensation expense is expected to be recognized over a weighted-average period of three years.

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

On March 9, 2015 the Company granted 18,175 warrants with a fair value of approximately $73,356, which immediately vested, to Alexander Capital, LP as partial compensation for acting as placement agent. The estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions: (a) fair market value of stock of $4.05; (b) exercise price of $5.088; (c) Dividend yield of 0%; (d) Risk free interest rate of 1.66%; (e) expected volatility of 263.67%; and (f) Expected life of 5 years.

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

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2015	-	$-
Granted	203,253	$5.29
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2015	203,253	$5.29

Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable March 31, 2016	203,253	$5.29

NOTE 9 – BUSINESS COMBINATION

During 2015 SWK completed four acquisitions. On March 11, 2015 SWK entered into an Asset Purchase Agreement with 2000 SOFT, Inc. d/b/a ATR, a California corporation. On July 6, 2015 SWK entered into an Asset Purchase Agreement with ProductiveTech (“PTI”), a south New Jersey corporation. As of March 31, 2016, the prior owners of PTI owed the Company $32,199 related to amounts collected by the prior owners subsequent to acquisition but owed to the Company and this amount is included in prepaid expenses and other current assets. On October 1, 2015 SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc., a Washington corporation. On October 19, 2015 SWK entered into an Asset Purchase Agreement with Oates & Company, a North Carolina reseller. As of March 31, 2016, the prior owners of Oates owed the Company $63,170 related to amounts collected by the prior owner subsequent to acquisition but owed to the Company and this amount is included in prepaid expenses and other current assets.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three months ended March 31, 2015 as if the acquisition occurred on January 1, 2015. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment of definite lived intangible assets.

Pro Forma	Three Months Ended March 31, 2015
Net sales	$8,123,066
Operating expenses	2,937,009
Income before taxes	612,745
Net income	$565,384
Basic and diluted income per common share	$0.13

For the three months ended March 31, 2015 the pro-forma results above include two months of pro-forma results of ATR, three months of pro-forma results for PTI, three months of pro-forma results for Macabe, and three months of pro-forma results for Oates.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 9 – BUSINESS COMBINATION (Continued)

For the three months ended March 31, 2016 the ATR operations had a net income before taxes of $17,334 that was included in the Company’s Consolidated Statement of Income, which consisted of approximately $248,668 in revenues and $231,334 in expenses.

For the three months ended March 31, 2016 the PTI operations had a net income before taxes of $20,783 that was included in the Company’s Consolidated Statement of Income, which consisted of approximately $445,753 in revenues and $424,970 in expenses.

For the three months ended March 31, 2016 the Macabe operations had a net income before taxes of $24,636 that was included in the Company’s Consolidated Statement of Income, which consisted of approximately $314,956 in revenues and $290,320 in expenses.

For the three months ended March 31, 2016 the Oates operations had a net income before taxes of $10,978 that was included in the Company’s Consolidated Statement of Income, which consisted of approximately $651,923 in revenues and $640,945 in expenses.

NOTE 10 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $7,385,000, of which approximately $6,835,000 is reserved, as of March 31, 2016, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2026 to 2030.

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

Income tax provision (benefit):

	Three Months Ended
	March 31,	March 31,
	2016	2015
Current:
Federal	$45,943	$191,831
State and local	5,405	23,252

Total current tax provision	51,348	215,083

Deferred:
Federal	8,550	8,473
State and local	950	1,027
Release of valuation allowance	-	(200,000)

Total deferred tax provision (benefit)	9,500	(190,500)

Total provision	$60,848	24,583

For the year three months ended March 31, 2016, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense which is generally never tax deductible for the Company. The provision for the three months ended March 31, 2016 was $60,848. The effective tax rate consists primarily of the 40% federal statutory tax rate and a blended 5% state and local tax rate.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its current CFO, Crandall Melvin III which expires on May 31, 2018. The monthly rent for this office space is $2,100. Total rent expense for the three months ended March 31, 2016 and 2015 was $6,300 and $6,300 respectively under this lease.

The Company leases its Seattle office space from Mary Abdian, an employee of SWK, which expires September 30, 2018. The monthly rent for this office space is $3,000 and increases 3% each year. Total rent expense for the three months ended March 31, 2016 under this lease was $9,000.00.

As of March 31, 2016, long term debt, convertible note payable and contingent consideration are considered related party liabilities as holders are current employees of the company, see Note 6 and Note 9.

NOTE 12 – COMMITMENTS

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

Total rent expense under these operating leases for the three months ended March 31, 2016 and 2015 was $87,379 and $46,702, respectively.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2015.

Remainder 2016	$237,869
2017	178,916
2018	98,704
2019	26,046
$541,535

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. and Subsidiary (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015.

During the three months ended March 31, 2016 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

1)	Revenues increased 20.1% from the same three month period in the prior year.
2)	Income from operations decreased to $144,371 as compared to $557,967 for the same three month period in the prior year.
3)	Net income was $74,277 as compared to $521,167 for the same three month period in the prior year.

Revenues

Revenues for the three months ended March 31, 2016 increased $1,301,187 (20.1%) to $7,784,301 as compared to $6,483,114 for the three months ended March 31, 2015. Software sales decreased by $522,300 to $860,442 for the three months ended March 31, 2016 from $1,382,742 for the same period in 2015 for an overall decrease of 37.8%.  This decrease was primarily due to sales orders that were expected to close in the current quarter being delayed to future quarters. Service revenue increased by $1,823,487 to $6,923,859 for the three months ended March 21, 2016 from $5,100,372 for the same period in 2015 for an overall increase of 35.8%. The overall increases are primarily due to increased business activity associated with the acquisitions the Company completed in 2015, and the Company’s continued successful sales and marketing efforts.

Gross Profit

Gross profit for the three months ended March 31, 2016 increased $130,757 (4.7%) to $2,931,029 as compared to $2,800,272 for the three months ended March 31, 2015. For the period ended March 31, 2016, the overall gross profit percentage was 37.7% as compared to 43.2% for the period ended March 31, 2015.   The gross profit attributed to software sales decreased $329,685 to $415,548 for the three months ending March 31, 2016 from $745,233 in the three months ending March 31, 2015.  The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary. The gross profit attributed to services increased $460,442 for the three months ending March 31, 2016 from the three months ending March 31, 2015 primarily due to the implementations of larger scale accounting systems. The gross profit percentage attributed to services decreased to 36.3% in 2016 from 40.3% in 2015.

Operating Expenses

Selling and marketing expenses increased $172,749 (18.9%) to $1,084,879 for the three months ended March 31, 2016 compared to $912,130 for the three months ended March 31, 2015 due to increased sales personnel and travel expenses as a result of an increase in sales activity generated by the 2015 acquisitions.

General and administrative expenses increased $331,119 (27.9%) to $1,518,933 for the three months ended March 31, 2016 as compared to $1,187,814 for the three months ended March 31, 2015 primarily as a result of increases in payroll and related expenses associated with the addition of management personnel and incremental costs associated with the acquisition of ATR, PTI, Macabe and Oates.

During the three months ended March 31, 2016, the Company recognized $11,952 of share-based compensation expense as a result of the granting of stock options to some of its non-executive employees as compared to $30,405 for the same three month period in 2015.

Depreciation and amortization expense increased $58,938 for the three months ended March 31, 2016 to $170,894 as compared to $111,956 for the period ended March 31, 2015. This increase is primarily attributed to the increase in amortization associated with the intangible assets acquired from the ATR, PTI, Macabe, and Oates acquisitions in 2015.

Income from Operations

For the year three months ended March 31, 2016, the Company had income from operations of $144,371 as compared to income from operations of $557,967 for the same period in 2015.

Income Taxes

For the year three months ended March 31, 2016, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense which is generally never tax deductible for the Company. The provision for the three months ended March 31, 2016 was $60,848. The effective tax rate consists primarily of the 40% federal statutory tax rate and a blended 5% state and local tax rate.

Net Income

For year three months March 31, 2016, the Company had net income of $74,277 as compared to a net income of $521,167 for the three months ended March 31, 2015 for the reasons mentioned above.

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

In addition to developing new products, obtaining new customers and increasing sales to existing customers, management plans to increase its business and profitability by entering into collaboration agreements, buying assets, and acquiring companies in the business software and information technology consulting and managed services market with solid revenue streams and established customer bases that generate positive cash flow.

In October 2011, the Company obtained a line of credit from a bank. This line included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000.  On August 1, 2013, the Company negotiated a new line of credit (the “Credit Line”) and a two year term loan from the bank (the “Term Loan”). The term of the Credit Line was for two years and expired on July 31, 2015 and was automatically renewed . The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5.25%).  The Credit Line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The Credit Line requires the Company to pay a monitoring fee of $1,000 monthly. At March 31, 2016, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth. As of March 31, 2016, the availability under this Credit Line was $750,000.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At March 31, 2016 the outstanding balance was $225,708.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note in the aggregate amount of $175,000 (the “ATR Note”). The note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At March 31, 2016 the outstanding balance was $117,828. As additional consideration the Company will pay 10% of the net margin on maintenance renewals for former ATR customers for the first twelve months and 5% of the net margin on maintenance renewals for the following twelve months. Certain payments were made resulting in a remaining balance of $6,680 as of March 31, 2016.

In March 2015, 363,490 shares of common stock were sold at a price of $4.24 per share and 181,745 warrants were sold at a price of $.01. The gross proceeds raised was $1,543,015 and underwriting expenses of $730,992, resulting in net proceeds to the Company of $812,023.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement (the “PTI Purchase Agreement”) for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645. At March 31, 2016 the outstanding balance was $524,104.

On October 1, 2015 SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders (the “Macabe Purchase Agreement”). SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. As additional consideration, the Company will pay $5,500 cash twelve months from closing and $5,500 cash twenty four months from closing on the net-to-SWK revenues for Software and Maintenance sales if certain estimates are met for a total of $11,000 and was recorded as part of the contingent consideration included in the purchase price. Additionally, the Company will pay 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software & license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three years period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition and which is included in the purchase price. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $360,710 as of March 31, 2016.

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement (the “Oates Purchase Agreement”) for cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The Oates Note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  The monthly payments including interest are $5,012. At March 31, 2016 the outstanding balance was $151,149.  Additionally in connection with the Oates Purchase Agreement, the Company issued a Convertible Note for $200,000. The Convertible Note is due January 1, 2017 and bears interest at a rate of one (1%) percent. The quarterly interest payments are computed on the basis of 365-day year from the date of this note until paid. The Company’s may, at its sole and exclusive option, convert, at any time until payment in full of this Note, all or any part of the principal amount of the Note plus accrued interest, into shares of the Company’s Common Stock, at the price per share equal to $3.00 per share.

During the three months ended March 31, 2016, the Company had a net decrease in cash of $519,777.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $68,807 in cash from operating activities for the three months ended March 31, 2016 as compared to generating $450,758 of cash for operating activities for the same period in 2015. This increase in cash provided by operating activities is primarily attributed to a decrease in accounts receivable offset partially by an increase in accounts payable.

Cash used in investing activities

Investing activities for the three months ended March 31, 2016 used cash of $191,734. This use of cash is attributed to purchases of property and equipment and costs related to the internal development of software.

Cash used in financing activities

Financing activities for the three months ended March 31, 2016 used cash of $396,850 as compared to generating cash of $730,155 for the same period in 2015. The decrease was due primarily to the payment of a cash dividend and $812,000 provided by equity raise in prior year.

The Company believes that as a result of the growth in business, and the availability of its Credit Line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2016.

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

For the three months ended March 31, 2016, there have been no new significant accounting policies or accounting pronouncements from those disclosed in our annual 10-K for the year ended December 31, 2015.

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

Off Balance Sheet Arrangements

During the three months ended March 31, 2016 or for fiscal 2015, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Notwithstanding the material weakness, management believes that the condensed consolidated financial statements which are included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position of the Company at March 31, 2016 in conformity with U.S. generally accepted accounting principles.

Remediation

We are currently in the process of executing a plan of action to remediate the material weaknesses identified above. However, we cannot be assured that these weaknesses will be remediated or that other material weaknesses will not be discovered.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: May 16, 2016	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Accounting Officer