Form 10-Q
period 2016-06-30
SilverSun Technologies, Inc.
filed 2016-08-15
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

or

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

As of August 12, 2016, there were 4,410,736 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$671,429	$1,193,313
Accounts receivable, net of allowance of $275,000 and $375,000	2,878,154	2,477,301
Unbilled services	511,825	741,543
Prepaid expenses and other current assets	322,883	443,619
Deferred tax asset – current	38,000	38,000

Total current assets	4,422,291	4,893,776

Property and equipment, net	526,075	425,347
Intangible assets, net	2,430,505	2,571,537
Goodwill	401,000	401,000
Deferred tax assets	513,000	162,000
Deposits and other assets	31,770	29,889

Total assets	$8,324,641	$8,483,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,589,327	$1,594,100
Accrued expenses	743,833	821,586
Accrued interest	16,982	14,817
Income taxes payable	578,441	250,284
Bank line of credit	-	-
Contingent consideration – current portion	91,625	128,434
Long term debt - current portion	303,337	300,033
Capital lease obligations – current portion	104,766	90,167
Convertible note payable	200,000	-
Deferred revenue	1,782,881	2,369,999

Total current liabilities	5,411,192	5,569,420

Contingent consideration net of current portion	241,740	272,213
Long term debt net of current portion	640,651	793,150
Capital lease obligations net of current portion	94,135	92,445
Convertible note payable	-	200,000
Total liabilities	6,387,718	6,927,228

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares	-	-
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share No shares issued and outstanding	-	-
Common stock:
Par value $0.00001; authorized 75,000,000 shares 4,410,736 shares issued and outstanding	45	45
Additional paid-in capital	11,957,653	12,198,448
Accumulated deficit	(10,020,775)	(10,642,172)
Total stockholders’ equity	1,936,923	1,556,321

Total liabilities and stockholders’ equity	$8,324,641	$8,483,549

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues:
Product, net	$1,184,251	$918,251	$2,044,693	$2,300,993
Service, net	7,378,639	5,013,168	14,302,498	10,113,540
Total revenues, net	8,562,890	5,931,419	16,347,191	12,414,533

Cost of revenues:
Product	641,855	432,728	1,086,749	1,070,237
Service	4,570,677	3,087,957	8,979,056	6,133,290
Cost of revenues	5,212,532	3,520,685	10,065,805	7,203,527

Gross profit	3,350,358	2,410,734	6,281,386	5,211,006

Selling, general and administrative expenses:
Selling expenses	1,090,641	929,668	2,175,520	1,841,798
General and administrative expenses	1,590,801	1,266,105	3,109,734	2,453,919
Share-based compensation	11,952	10,532	23,904	40,937
Depreciation and amortization	171,564	120,353	342,458	232,309
Total selling, general and administrative expenses	2,864,958	2,326,658	5,651,616	4,568,963

Income from operations	485,400	84,076	629,770	642,043

Other income (expense):
Interest expense, net	(19,470)	(13,280)	(38,716)	(25,497)
Other income	-	-	10,000	-
Total other income (expense)	(19,470)	(13,280)	(28,716)	(25,497)

Income before taxes	465,930	70,796	601,054	616,546

(Benefit) provision for income taxes	(81,190)	26,195	(20,343)	50,778

Net income	$547,120	$44,601	$621,397	$565,768

Net income per common share:
Basic	$0.12	$0.01	$0.14	$0.13
Fully diluted	0.12	0.01	0.14	0.13

Weighted average shares:
Basic	4,410,736	4,341,637	4,410,736	4,192,804
Diluted	4,477,403	4,341,637	4,477,403	4,192,804

See accompanying footnotes to the condensed consolidated financial statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015 AND SIX MONTHS ENDED JUNE 30, 2016

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated Equity	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2015	-	$-	1	$1	3,959,064	$40	$11,030,043	$(11,016,477)	$13,607

Cancellation of preferred share	-	-	(1)	(1)	-	-	1	-	-
Issuance of common stock, net of fees	-	-	-	-	363,490	4	812,019	-	812,023
Roundup of fractional shares	-	-	-	-	8,698	-	-	-	-
Issuance of common stock for services	-	-	-	-	15,000	-	36,300	-	36,300
Issuance of stock for acquisition	-	-	-	-	64,484	1	259,225	-	259,226
Stock warrants in exchange for services	-	-	-	-	-	-	20,000	-	20,000
Share-Based Compensation	-	-	-	-	-	-	40,860	-	40,860
Net income	-	-	-	-	-	-	-	374,305	374,305

Balance at December 31, 2015	-	$-	-	$-	4,410,736	$45	$12,198,448	$(10,642,172)	$1,556,321

Cash dividend	-	-	-	-	-	-	(264,699)	-	(264,699)
Share-Based Compensation	-	-	-	-	-	-	23,904	-	23,904
Net income	-	-	-	-	-	-	-	621,397	621,397
Balance at June 30, 2016	-	$-	-	$-	4,410,736	$45	$11,957,653	$(10,020,775)	$1,936,923

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$621,397	$565,768
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(351,000)	(181,000)
Depreciation and amortization	116,285	78,007
Amortization of intangibles	226,172	154,302
Provision for bad debts	59,837	-
Share-based compensation	23,904	40,937
Common stock issued in exchange for services	-	36,300

Changes in certain assets and liabilities:
Accounts receivable	(460,690)	101,701
Unbilled services	229,717	(616,209)
Prepaid expenses and other current assets	120,735	(88,713)
Deposits and other assets	(1,881)	465
Accounts payable	(4,773)	(257,589)
Accrued expenses	(77,751)	(224,115)
Income tax payable	328,157	231,778
Accrued interest	2,165	(520)
Deferred revenues	(587,118)	391,805
Net cash provided by operating activities	245,156	232,917

Cash flows from investing activities:
Purchase of property and equipment	(151,594)	(24,869)
Software development costs	(85,140)	-
Acquisition of new business	-	(80,000)

Net cash used in investing activities	(236,734)	(104,869)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of fees	-	812,023
Payment of cash dividend	(264,699)	-
Repayment of contingent consideration	(67,282)	-
Repayment of long term debt	(149,195)	(144,916)
Principal payments under capital leases obligations	(49,130)	(40,736)
Net cash (used in) provided by financing activities	(530,306)	626,371

Net (decrease) increase in cash and cash equivalents	(521,884)	754,419

Cash and cash equivalents – beginning of period	1,193,313	1,308,337

Cash and cash equivalents – end of period	$671,429	$2,062,756

Cash paid during period for:
Interest	$39,817	$27,747
Income taxes	$43,860	$-

See accompanying footnotes to the condensed consolidated financial statements.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the six months ended June 30, 2016:

The Company incurred approximately $65,418 in capital lease obligations.

For the six months ended June 30, 2015:

The Company acquired certain assets of ATR for a $175,000 promissory note in addition to a cash payment of $80,000.

On March 29, 2015, Mr. Meller returned his one share of Series B Preferred to the Company and the Company cancelled the certificate.

The Company incurred approximately $63,964 in capital lease obligations.

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

SilverSun Technologies, Inc. (the “Company”) through its wholly owned subsidiary SWK Technologies, Inc. (“SWK”) is a value added reseller and master developer for Sage Software’s Sage100/500 and ERP X3 financial and accounting software as well as the publisher of proprietary software solutions, including its own Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company is also a managed network service provider, providing remote network monitoring services, business continuity, disaster recovery, data backup, and application hosting. The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States. The Company is publicly traded and is currently quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “SSNT.”

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of June 30, 2016, the results of operations and cash flows for the three and six months ended June 30, 2016 and 2015.  These results are not necessarily indicative of the results to be expected for the full year.

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

During the six months ended June 30, 2016, there have been no material changes to the Company’s significant accounting policies than those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of SilverSun and its subsidiary SWK, which is wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the six months ended June 30, 2016 and 2015.

Definite Lived Intangible Assets and Long-lived Assets

The purchased intangible assets are recorded at fair value using an independent valuation at the date of acquisition and are amortized over the useful lives of the asset using the straight-line amortization method.

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the six months ended June 30, 2016 and 2015.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed or certain obligations are met. Unbilled services represent the revenue recognized but not yet invoiced.

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

Concentrations

The Company maintains its cash and cash equivalents with various institutions, which exceed federally insured limits throughout the year.  At June 30, 2016 and December 31, 2015, the Company had cash on deposit of approximately $386,871 and $895,727 respectively in excess of the federally insured limits of $250,000.

For the six months ended June 30, 2016, one customer represented 11% of the total accounts receivable and unbilled services.

For the six months ended June 30, 2016 and 2015, our top ten customers accounted for 22% ($3,579,879) and 23% ($2,810,959), respectively, of our total revenues.  The Company does not rely on any one specific customer for any significant portion of our revenue.

For the six months ended June 30, 2016 and 2015, purchases from one supplier through a “channel partner” agreement were approximately 22% and 23% of cost of revenues, respectively.  This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

For the six months ended June 30, 2016 and 2015, one supplier represented approximately 41% and 36% of total accounts payable respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of June 30, 2016 the Company believes it has no significant risk related to its concentration of accounts receivable.

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

There were no liabilities for uncertain tax positions at June 30, 2016 and December 31, 2015.

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

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable, and accrued liabilities.  The carrying value of longer term lease, contingent consideration and debt obligations approximate fair value as their stated interest rates approximate the rates currently available.

Stock-Based Compensation

Compensation expense related to share-based transactions, including employee stock options, is measured and recognized in the financial statements based on a determination of the fair value. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For employee stock options, the Company recognizes expense over the requisite service period on a straight-line basis (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these subjective assumptions may significantly impact stock-based compensation expense.

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

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the three and six months ended June 30, 2016 and June 30, 2015 does not include share equivalents as all warrants and options exceeded the average market price of our common stock. Convertible debt is included below, based on the if-converted method.

	Three Months Ended	Three Months Ended
	June 30, 2016	June 30, 2015
Basic net income per share computation:
Net income	$547,120	$44,601
Weighted-average common shares outstanding	4,410,736	4,341,637
Basic net income per share	$0.12	$0.01
Diluted net income per share computation:
Net income	$547,120	$44,601
Weighted-average common shares outstanding	4,477,403	4,341,637
Total adjusted weighted-average shares	4,477,403	4,341,637
Diluted net income per share	$0.12	$0.01

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Basic net income per share computation:
Net income	$621,397	$565,768
Weighted-average common shares outstanding	4,410,736	4,192,804
Basic net income per share	$0.14	$0.13
Diluted net income per share computation:
Net income	$621,397	$565,768
Weighted-average common shares outstanding	4,477,403	4,192,804
Total adjusted weighted-average shares	4,477,403	4,192,804
Diluted net income per share	$0.14	$0.13

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 – NET INCOME PER COMMON SHARE (Continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Three Months June 30, 2016	Three Months June 30, 2015
Stock options	183,576	163,846
Warrants	203,253	203,253

Total potential dilutive securities not included in income per share	368,829	367,099

	Six Months June 30, 2016	Six Months June 30, 2015
Stock options	183,576	163,846
Warrants	203,253	203,253

Total potential dilutive securities not included in income per share	368,829	367,099

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2016	December 31, 2015
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	1,688,281	1,471,268
	1,718,838	1,501,825
Less: Accumulated depreciation	(1,192,763)	(1,076,478)

Property and equipment, net	$526,075	$425,347

Depreciation expense related to these assets was $58,478 and $116,285 respectively for the three and six months ended June 30, 2016 as compared to $39,800 and $78,007 for the three and six months ended June 30, 2015.

Property and equipment under capital leases are summarized as follows:

	June 30, 2016	December 31, 2015
Equipment, furniture and fixtures	498,954	433,536
Less: Accumulated depreciation	(283,996)	(232,228)

Property and equipment, net	$214,958	$201,308

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

The components of intangible assets are as follows:

	June 30, 2016	December 31, 2015	Estimated Useful Lives
Proprietary developed software	$451,051	$365,911	5
Intellectual property, customer list, and acquired contracts	3,069,551	3,069,551	5 - 15
Total intangible assets	$3,520,602	$3,435,462
Less: accumulated amortization	(1,090,097)	(863,925)
	$2,430,505	$2,571,537

Amortization expense included in depreciation and amortization was $113,086 and $226,172 for the three and six months ended June 30, 2016 respectively as compared to $80,552 and $154,302 for the three and six months ended June 30, 2015. Included in proprietary developed software is $85,140 not yet in service.

The Company expects future amortization expense to be the following:

Amortization
Balance of 2016	$226,171
2017	355,796
2018	269,238
2019	269,238
2020	252,012
Thereafter	1,058,050

Total	$2,430,505

NOTE 6 – LINE OF CREDIT AND PROMISSORY NOTES

On August 1, 2013, the Company obtained a line of credit (the “Credit Line”) from the bank which expired on July 31, 2015 and was automatically renewed for an additional year. The Credit Line includes a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (5.25% at June 30, 2016).  The Credit Line is collateralized by substantially all of the assets of the Company and guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The Credit Line requires the Company to pay a monitoring fee of $1,000 monthly. The Company was in compliance with all covenants related to the Credit Line at June 30, 2016. The note was subsequently cancelled on July 31, 2016, (see Note 13).

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At June 30, 2016 the outstanding balance was $208,404.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At June 30, 2016 the outstanding balance was $103,356.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. At June 30, 2016 the outstanding balance was $495,384.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – LINE OF CREDIT AND PROMISSORY NOTES (Continued)

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement (the “Oates Purchase Agreement”) for cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The Oates Note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  Monthly payments including interest are $5,012. At June 30, 2016 the outstanding balance was $136,844.

Additionally in connection with the Oates Purchase Agreement, the Company issued a convertible note for $200,000 (the “Second Oates Note”). The Second Oates Note is due January 1, 2017 and bears interest at a rate of one (1%) percent. The quarterly interest payments are computed on the basis of 365-day year from the date of this note until paid. The Company may, at its sole and exclusive option, convert, at any time until payment in full of the Second Oates Note, all or any part of the principal amount of the Second Oates Note plus accrued interest, into shares of the Company’s Common Stock, at the price per share equal to $3.00 per share.

At June 30, 2016, future payments of long term debt are as follows:

Remainder of 2016	$150,838
2017	506,677
2018	257,846
2019	154,727
2020	73,900
Total	$1,143,988

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in the accompanying balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with interest rates ranging from 7.1% to 12.5%.

At June 30, 2016, future payments under capital leases are as follows:

Remainder of 2016	$61,485
2017	101,739
2018	51,235
2019	1,785
Total minimum lease payments	216,244
Less amounts representing interest	(17,343)
Present value of net minimum lease payments	198,901
Less current portion	(104,766)
Long-term capital lease obligation	$94,135

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 8 –  EQUITY (Continued)

On March 29, 2015, Mr. Meller returned and cancelled his one share of Series B Preferred Stock (the “Series B Preferred”) to the Company.

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

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2015 and the six months ending June 30, 2016 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2015	163,846	$4.65	2.5 years	$-0-
Options granted	35,000	3.76	4.2 years
Options canceled/forfeited	(15,270)	$4.61

Outstanding options at December 31, 2015	183,576	$4.49	2.7 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited	-

Outstanding options at June 30, 2016	183,576	4.49	2.2 years	$-0-

Vested Options:
June 30, 2016;	131,907	$4.67	1.7 years	$-0-
December 31, 2015:	119,243	$4.70	2.0 years	$-0-

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 8 – EQUITY (Continued)

For the six months ended June 30, 2016 the unamortized compensation expense for stock options was $139,324.  Unamortized compensation expense is expected to be recognized over a weighted-average period of three years.

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

On March 23, 2015 the Company granted 181,745 warrants with a fair value of approximately $638,630, which immediately vested, to those that purchased common stock as part of the offering. The estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions: (a) fair market value of stock of $3.53; (b) exercise price of $5.30; (c) Dividend yield of 0%; (d) Risk free interest rate of 1.41%; (e) expected volatility of 258.39%; and (f) Expected life of 5 years.

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2015	-	$-
Granted	203,253	$5.29
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2015	203,253	$5.29

Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable June 30, 2016	203,253	$5.29

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 9 – BUSINESS COMBINATION

During 2015 SWK completed four acquisitions. On March 11, 2015 SWK entered into an Asset Purchase Agreement with 2000 SOFT, Inc. d/b/a ATR, a California corporation (“ATR”). On July 6, 2015 SWK entered into an Asset Purchase Agreement with ProductiveTech, Inc. (“PTI”), a south New Jersey corporation. As of June 30, 2016, the prior owners of PTI owed the Company $23,199 related to amounts collected by the prior owners subsequent to acquisition but owed to the Company and this amount is included in prepaid expenses and other current assets. On October 1, 2015 SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc., a Washington corporation (“Macabe”). On October 19, 2015 SWK entered into an Asset Purchase Agreement with Oates & Company, a North Carolina reseller (“Oates”). As of June 30, 2016, the prior owners of Oates owed the Company $62,789 related to amounts collected by the prior owner subsequent to acquisition but owed to the Company and this amount is included in prepaid expenses and other current assets.

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the six months ended June 30, 2015 as if the acquisition occurred on January 1, 2015. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment of definite lived intangible assets.
Pro Forma	Six Months Ended June 30, 2015
Net sales	$15,250,093
Operating expenses	5,963,961
Income before taxes	631,982
Net income	$575,493
Basic and diluted income per common share	$0.13

For the six months ended June 30, 2015 the pro-forma results above include five months of pro-forma results of ATR, six months of pro-forma results for PTI, six months of pro-forma results for Macabe, and six months of pro-forma results for Oates.

NOTE 10 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss ("NOL") carryforwards of approximately $7,358,000, of which approximately $5,869,000 is reserved, as of June 30, 2016, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2026 to 2030.

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

Income tax provision (benefit):

	Six Months Ended
	June 30,	June 30,
	2016	2015
Current:
Federal	$294,185	$206,926
State and local	36,472	24,852

Total current tax provision	330,657	231,778

Deferred:
Federal	17,100	16,946
State and local	1,900	2,054
Release of valuation allowance	(370,000)	(200,000)

Total deferred tax provision (benefit)	(351,000)	(181,000)

Total (benefit) provision	$(20,343)	50,778

For the year six months ended June 30, 2016, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense which is generally never tax deductible for the Company. The benefit for the six months ended June 30, 2016 was $20,343. The effective tax rate consists primarily of the 40% federal statutory tax rate and a blended 5% state and local tax rate.

For the six months ended June 30, 2016, the Company's Federal and State provision requirements were offset by the reversal of the remaining valuation allowance taking into consideration Section 382 limitations, to offset current and future taxable income totaling $1,008,000, no longer deemed necessary, and recorded a net tax benefit of $370,000, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management's assessment and evaluation of historical and projected income. For the six months ended June 30, 2015, the Company's Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance totaling $560,000, no longer deemed necessary, and recorded a net tax benefit of $200,000.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its current CFO, Crandall Melvin III which expires on May 31, 2018. The monthly rent for this office space is $2,100. Total rent expense for the three and six months ended June 30, 2016 and 2015 was $6,300 and $12,600 respectively under this lease.

The Company leases its Seattle office space from Mary Abdian, an employee of SWK, which expires September 30, 2018. The monthly rent for this office space is $3,000 and increases 3% each year. Total rent expense for the three and six months ended June 30, 2016 under this lease was $9,000 and $18,000 respectively.

As of June 30, 2016, long term debt, convertible note payable and contingent consideration are considered related party liabilities as holders are current employees of the company, see Note 6 and Note 9.

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

Total rent expense under these operating leases for the six months ended June 30, 2016 and 2015 was $180,530 and $100,666, respectively.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2015.

Remainder 2016	$142,018
2017	178,916
2018	98,704
2019	26,046
$445,684

Contingent Consideration

Associated with certain acquisitions in Note 9, the Company has contingent considerations due totaling $333,365 at June 30, 2016. The Company estimates that the contingent consideration will be fully paid by June 30, 2020 and management adjusts the remaining estimated balance as monthly payments are made.

NOTE 13 – SUBSEQUENT EVENTS

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK (the “Borrower”) and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note shall be a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all of the Borrower’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender.  Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of the Borrower due and owing under the terms of the Revolving Demand Note.

As previously reported, on March 29, 2015, Mr. Mark Meller our Chief Executive Officer returned and cancelled the lone outstanding share of the Company’s Series B Preferred Stock (the “Series B Preferred Stock”).  Mr. Meller had been issued one (1) share of Series B Preferred Stock in partial consideration for his personal guarantee of certain notes issued by the Company in the principal aggregate amount of $550,000 in 2011. Also, on March 29, 2015, subject to shareholder approval, the Board approved the cancellation of the Company’s Series B Preferred Stock certificate of designation (the “Series B Preferred Designation”). The Company subsequently did not receive shareholder approval for the cancellation of the Series B Preferred designation and the Series B Preferred remained authorized but unissued.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 13 – SUBSEQUENT EVENTS (Continued)

On July 28, 2016 (the “Effective Date”), the Company entered into a Series B Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with the Company’s Chief Executive Officer, Mr. Mark Meller, pursuant to which Mr. Meller was issued the only share of the Company’s authorized but unissued Series B Preferred Stock.  Mr. Meller was issued one (1) share of Series B Preferred Stock for (i) $100 in cash and (ii) as partial consideration for Mr. Meller’s personal guarantee of the Revolving Demand Note.

Each one (1) share of the Series B Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one-hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote.  For the avoidance of doubt, if the total issued and outstanding Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of the Series B Preferred Stock shall be equal to 5,204,082 (e.g. (5,000,000 / 0.49) – 5,000,000 = 5,204,082).

The Series B Preferred Stock has the rights, privileges, preferences and restrictions set for in the Certificate of Designation (the “Certificate of Designation”) filed by the Corporation with the Secretary of State of the State of Delaware (“Delaware Secretary of State”) on September 23, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. and its wholly owned subsidiary, SWK Technologies, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

We are a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the “Cloud”. As a value added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Warehouse Management Systems (“WMS”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for Electronic Data Interchange (“EDI”), time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, hosting, business continuity, cloud, email and web services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Chicago, Dallas, Arizona, Southern California, North Carolina and Washington.

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

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015.

During the six months ended June 30, 2016 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

1)	Revenues increased 31.7% from the same six months period in the prior year.
2)	Income from operations decreased to $629,770 as compared to $642,043 for the same six months period in the prior year.
3)	Net income was $621,397 as compared to $565,768 for the same six months period in the prior year.

Revenues

Revenues for the three and six months ended June 30, 2016 increased $2,631,471 (44.4%) to $8,562,890 and $3,923,658 (31.7%) to $16,347,191 respectively as compared to $5,931,419 and $12,414,533 for the three and six months ended June 30, 2015 respectively.  Software sales increased by $266,000 to $1,184,251 for the three months ended June 30, 2016 from $918,251 for the same period in 2015 for an overall increase of 29.0%. For the six months ended June 30, 2016 software sales decreased $256,300 (11.1%) to $2,044,693 from $2,300,993 for the same period in 2015. Service revenue increased by $2,365,471 to $7,378,639 for the three months ended June 30, 2016 from $5,013,168 for the same period in 2015 for an overall increase of 47.2%. Service revenue increased by $4,188,958 to $14,302,498 for the six months ended June 30, 2016 from $10,113,540 for the same period in 2015 for an overall increase of 41.4%. The overall increases are primarily due to the Company’s continued sales and marketing efforts and increased business activity associated with the acquisitions the Company completed in 2015.

Gross Profit

Gross profit for the three months ended June 30, 2016 increased $939,624 (39.0%) to $3,350,358 as compared to $2,410,734 for the three months ended June 30, 2015. For the three month period ended June 30, 2016, the overall gross profit percentage was 39.1% as compared to 40.6% for the period ended June 30, 2015. Gross profit for the six months ended June 30, 2016 increased $1,070,380 (20.5%) to $6,281,386 as compared to $5,211,006 for the six months ended June 30, 2015. For the six month period ended June 30, 2016, the overall gross profit percentage was 38.4% as compared to 42.0% for the period ended June 30, 2015.

The gross profit attributed to software sales increased $56,873 to $542,396 for the three months ending June 30, 2016 from $485,523 in the three months ending June 30, 2015 while gross profit attributed to software sales decreased $272,812 to $957,944 for the six months ending June 30, 2016 from $1,230,756 in the six months ending June 30, 2015.  This decrease is a function of lower software sales in the six month period ending June 30, 2016. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.

The gross profit attributed to services increased $882,751 for the three months ending June 30, 2016 from the three months ending June 30, 2015 while gross profit attributed to services increased $1,343,192 for the six months ending June 30, 2016 from the six months ending June 30, 2015. This increase is primarily due to the continued implementations of larger scale ERP systems.

Operating Expenses

Selling and marketing expenses increased $160,973 (17.3%) to $1,090,641 for the three months ending June 30, 2016 from $929,668 in the three months ending June 30, 2015. Selling and marketing expenses increased $333,722 (18.1%) to $2,175,520 for the six months ended June 30, 2016 compared to $1,841,798 for the six months ended June 30, 2015. This is due to increased sales personnel and travel expenses as a result of an increase in sales activity generated by the 2015 acquisitions.

General and administrative expenses increased $324,696 to $1,590,801 for the three months ending June 30, 2016 from $1,266,105 in the three months ending June 30, 2015. General and administrative expenses increased $655,815 (26.7%) to $3,109,734 for the six months ended June 30, 2016 as compared to $2,453,919 for the six months ended June 30, 2015. This is primarily as a result of increases in payroll and related expenses associated with the addition of management personnel and incremental costs associated with the acquisition of ATR, PTI, Macabe and Oates.

Depreciation and amortization expense increased $51,211 for the three months ended June 30, 2016 to $171,564 as compared to $120,353 for the three months ended June 30, 2015. Depreciation and amortization expense increased $110,149 for the six months ended June 30, 2016 to $342,458 as compared to $232,309 for the six months ended June 30, 2015. This increase is primarily attributed to the increase in amortization associated with the intangible assets acquired from the ATR, PTI, Macabe, and Oates acquisitions in 2015.

Income from Operations

For the three and six months ended June 30, 2016, the Company had income from operations of $485,400 and $629,770 respectively as compared to income from operations of $84,076 and $642,043, respectively for the three and six months ended June 30, 2015.  The increase for the three months ended in June 30, 2016 is primarily due to the timing of software sales in the second quarter of 2016 as opposed the first quarter of 2015.

Income Taxes

For the six months ended June 30, 2016, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense which is generally never tax deductible for the Company. The tax benefit for the three and six months ended June 30, 2016 was $81,190 and $20,343 respectively. The effective tax rate consists primarily of the 40% federal statutory tax rate and a blended 5% state and local tax rate.

For the six months ended June 30, 2016, the Company's Federal and State provision requirements were offset by the reversal of the remaining valuation allowance taking into consideration Section 382 limitations, to offset current and future taxable income totaling $1,008,000, no longer deemed necessary, and recorded a net tax benefit of $370,000, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management's assessment and evaluation of historical and projected income. For the six months ended June 30, 2015, the Company's Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance totaling $560,000, no longer deemed necessary, and recorded a net tax benefit of $200,000.

Net Income

For the three and six months June 30, 2016, the Company had net income of $547,120 and $621,397 respectively as compared to a net income of $44,601 and $565,768 respectively for the three and six months ended June 30, 2015. Excluding the tax benefit of the valuation allowance release, the net income for the six months ended June 30, 2016 is down compared to the six months ended June 30, 2015 primarily due to the additional payroll and related expenses associated with the addition of management personnel and incremental costs associated with the 2015 acquisitions.

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

On August 1, 2013, the Company obtained a line of credit (the “Credit Line”). The term of the Credit Line was for two years and expired on July 31, 2015 and was automatically renewed. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (currently 5.25%).  The Credit Line is collateralized by substantially all of the assets of the Company and is guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The Credit Line requires the Company to pay a monitoring fee of $1,000 monthly. At June 30, 2016, the Company was in compliance with the required financial covenants, the fixed charge ratio and debt to net worth. As of June 30, 2016, the availability under this Credit Line was $750,000. The note was subsequently cancelled on July 31, 2016.

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK (the “Borrower”) and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note shall be a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all of the Borrower’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender.  Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of the Borrower due and owing under the terms of the Revolving Demand Note. Furthermore, the Revolving Demand Note is guaranteed by Silversun Technologies, Inc.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At June 30, 2016 the outstanding balance was $208,405.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note in the aggregate amount of $175,000 (the “ATR Note”). The note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At June 30, 2016 the outstanding balance was $103,356. As additional consideration the Company will pay 10% of the net margin on maintenance renewals for former ATR customers for the first twelve months and 5% of the net margin on maintenance renewals for the following twelve months. Certain payments were made resulting in a remaining balance of $4,279 as of June 30, 2016.

In March 2015, 363,490 shares of common stock were sold at a price of $4.24 per share and 181,745 warrants were sold at a price of $.01. The gross proceeds raised was $1,543,015 and underwriting expenses of $730,992, resulting in net proceeds to the Company of $812,023.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement (the “PTI Purchase Agreement”) for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645. At June 30, 2016 the outstanding balance was $495,384.

On October 1, 2015 SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders (the “Macabe Purchase Agreement”). SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. As additional consideration, the Company will pay $5,500 twelve months from closing and $5,500 twenty-four months from closing on the net-to-SWK revenues for Software and Maintenance sales if certain estimates are met for a total of $11,000 and was recorded as part of the contingent consideration included in the purchase price. Additionally, the Company will pay 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software & license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three years period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition and which is included in the purchase price. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $329,086 as of June 30, 2016.

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement (the “Oates Purchase Agreement”) for cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The Oates Note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  The monthly payments including interest are $5,012. At June 30, 2016 the outstanding balance was $136,844.  Additionally in connection with the Oates Purchase Agreement, the Company issued a Convertible Note in favor of Oates for $200,000 (the “Second Oates Note”). The Second Oates Note is due January 1, 2017 and bears interest at a rate of one (1%) percent. The quarterly interest payments are computed on the basis of 365-day year from the date of the Second Oates Note until paid. The Company’s may, at its sole and exclusive option, convert, at any time until payment in full of the Second Oates Note, all or any part of the principal amount of the Second Oates Note plus accrued interest, into shares of the Company’s Common Stock, at the price per share equal to $3.00 per share.

During the six months ended June 30, 2016, the Company had a net decrease in cash of $521,884.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $245,156 in cash from operating activities for the six months ended June 30, 2016 as compared to generating $232,917 of cash for operating activities for the same period in 2015. This increase in cash provided by operating activities is primarily attributed to a decrease in accounts receivable.

Cash used in investing activities

Investing activities for the six months ended June 30, 2016 used cash of $236,734. This use of cash is attributed to purchases of property and equipment and costs related to the internal development of software.

Cash used in financing activities

Financing activities for the six months ended June 30, 2016 used cash of $530,306 as compared to generating cash of $626,371 for the same period in 2015. The decrease was due primarily to the payment of a cash dividend in 2016 and $812,000 provided by equity raise in prior year.

The Company believes that as a result of the growth in business, and the availability of its Credit Line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2016.

Off Balance Sheet Arrangements

During the six months ended June 30, 2016 or for fiscal 2015, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Notwithstanding the material weakness, management believes that the condensed consolidated financial statements which are included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position of the Company at June 30, 2016 in conformity with U.S. generally accepted accounting principles.

Remediation

We are currently in the process of executing a plan of action to remediate the material weaknesses identified above. However, we cannot be assured that these weaknesses will be remediated or that other material weaknesses will not be discovered.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: August 15, 2016	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Accounting Officer