Form 10-Q
period 2016-09-30
SilverSun Technologies, Inc.
filed 2016-11-14
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

As of November 11, 2016, there were 4,410,736 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
	September 30, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$1,710,419	$1,193,313
Accounts receivable, net of allowance of $375,000 and $375,000	2,586,539	2,477,301
Unbilled services	879,558	741,543
Prepaid expenses and other current assets	285,668	443,619
Deferred tax asset – current	355,000	38,000

Total current assets	5,817,184	4,893,776

Property and equipment, net	516,036	425,347
Intangible assets, net	2,365,324	2,571,537
Goodwill	401,000	401,000
Deferred tax assets	2,059,902	162,000
Deposits and other assets	29,567	29,889

Total assets	$11,189,013	$8,483,549

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,217,166	$1,594,100
Accrued expenses	859,150	821,586
Accrued interest	14,560	14,817
Income taxes payable	162,829	250,284
Bank line of credit	-	-
Contingent consideration – current portion	35,249	128,434
Long term debt - current portion	305,003	300,033
Capital lease obligations – current portion	111,719	90,167
Convertible note payable	200,000	-
Deferred revenue	1,701,935	2,369,999

Total current liabilities	5,607,611	5,569,420

Contingent consideration net of current portion	241,741	272,213
Long term debt net of current portion	563,772	793,150
Capital lease obligations net of current portion	82,713	92,445
Convertible note payable	-	200,000
Total liabilities	6,495,837	6,927,228

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares	-	-
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share 1 shares issued and outstanding	100	-
Common stock:
Par value $0.00001; authorized 75,000,000 shares 4,410,736 shares issued and outstanding	45	45
Additional paid-in capital	11,962,400	12,198,448
Accumulated deficit	(7,269,369)	(10,642,172)
Total stockholders’ equity	4,693,176	1,556,321

Total liabilities and stockholders’ equity	$11,189,013	$8,483,549

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues:
Product, net	$1,709,901	$864,698	$3,754,594	$3,165,690
Service, net	7,824,191	6,335,085	22,126,689	16,448,626
Total revenues, net	9,534,092	7,199,783	25,881,283	19,614,316

Cost of revenues:
Product	885,771	409,451	1,972,520	1,479,688
Service	5,094,953	3,885,325	14,074,008	10,018,616
Cost of revenues	5,980,724	4,294,776	16,046,528	11,498,304

Gross profit	3,553,368	2,905,007	9,834,755	8,116,012

Selling, general and administrative expenses:
Selling expenses	1,172,956	1,254,202	3,348,476	3,096,001
General and administrative expenses	1,702,110	1,409,815	4,811,844	3,863,732
Share-based compensation	4,747	8,015	28,651	48,952
Depreciation and amortization	171,308	184,627	513,766	416,936
Total selling, general and administrative expenses	3,051,121	2,856,659	8,702,737	7,425,621

Income from operations	502,247	48,348	1,132,018	690,391

Other income (expense):
Interest expense, net	(13,760)	(14,347)	(52,476)	(39,844)
Other income	881	-	10,881	-
Total other income (expense)	(12,879)	(14,347)	(41,595)	(39,844)

Income before taxes	489,368	34,001	1,090,423	650,547

(Benefit) provision for income taxes	(2,262,038)	17,537	(2,282,380)	68,315

Net income	$2,751,406	$16,464	$3,372,803	$582,232

Net income per common share:
Basic	$0.62	$0.00	$0.76	$0.14
Fully diluted	0.61	0.00	0.75	0.14

Weighted average shares:
Basic	4,410,736	4,407,231	4,410,736	4,265,065
Diluted	4,477,403	4,407,231	4,477,403	4,265,065

See accompanying footnotes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015 AND NINE MONTHS ENDED SEPTEMBER 30, 2016

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated Equity	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2015	-	$-	1	$1	3,959,064	$40	$11,030,043	$(11,016,477)	$13,607

Cancellation of preferred share	-	-	(1)	(1)	-	-	1	-	-
Issuance of common stock, net of fees	-	-	-	-	363,490	4	812,019	-	812,023
Roundup of fractional shares	-	-	-	-	8,698	-	-	-	-
Issuance of common stock for services	-	-	-	-	15,000	-	36,300	-	36,300
Issuance of stock for acquisition	-	-	-	-	64,484	1	259,225	-	259,226
Stock warrants in exchange for services	-	-	-	-	-	-	20,000	-	20,000
Share-Based Compensation	-	-	-	-	-	-	40,860	-	40,860
Net income	-	-	-	-	-	-	-	374,305	374,305

Balance at December 31, 2015	-	$-	-	$-	4,410,736	$45	$12,198,448	$(10,642,172)	$1,556,321

Cash dividend	-	-	-	-	-	-	(264,699)	-	(264,699)
Issuance of preferred share	-	-	1	100	-	-	-	-	100
Share-Based Compensation	-	-	-	-	-	-	28,651	-	28,651
Net income	-	-	-	-	-	-	-	3,372,803	3,372,803
Balance at September 30, 2016	-	$-	1	$100	4,410,736	$45	$11,962,400	$(7,269,369)	$4,693,176

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$3,372,803	$582,232
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(2,214,902)	(171,500)
Depreciation and amortization	174,507	116,927
Amortization of intangibles	339,258	300,010
Share-based compensation	28,651	28,952
Stock warrants in exchange for services	-	20,000
Common stock issued in exchange for services	-	36,300

Changes in certain assets and liabilities:
Accounts receivable	(109,238)	(118,430)
Unbilled services	(138,015)	(700,682)
Prepaid expenses and other current assets	157,951	(212,188)
Deposits and other assets	322	(1,034)
Accounts payable	623,066	(208,779)
Accrued expenses	37,564	(285,720)
Income tax payable	(87,455)	196,791
Accrued interest	(257)	(202)
Deferred revenues	(668,064)	311,159
Net cash provided by (used in) operating activities	1,516,191	(106,164)

Cash flows from investing activities:
Purchase of property and equipment	(176,827)	(42,801)
Software development costs	(133,045)	-
Acquisition of new business	-	(563,471)

Net cash used in investing activities	(309,872)	(606,272)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of fees	-	812,023
Proceeds from issuance of preferred stock	100	-
Payment of cash dividend	(264,699)	-
Repayment of contingent consideration	(123,657)	-
Repayment of long term debt	(224,408)	(204,880)
Principal payments under capital leases obligations	(76,549)	(63,640)
Net cash (used in) provided by financing activities	(689,213)	543,503

Net (decrease) increase in cash and cash equivalents	517,106	(168,933)

Cash and cash equivalents – beginning of period	1,193,313	1,308,337

Cash and cash equivalents – end of period	$1,710,419	$1,139,404

Cash paid during period for:
Interest	$50,792	$42,550
Income taxes	$61,337	$83,041

See accompanying footnotes to the condensed consolidated financial statements.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended September 30, 2016:

The Company incurred approximately $88,369 in capital lease obligations.

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

On March 29, 2015, Mr. Meller returned his one share of Series B Preferred Stock (the “Series B Preferred”) to the Company and the company cancelled the certificate.

The Company incurred approximately $88,685 in capital lease obligations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of September 30, 2016, the results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015.  These results are not necessarily indicative of the results to be expected for the full year.

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

During the nine months ended September 30, 2016, there have been no material changes to the Company’s significant accounting policies than those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2015.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the nine months ended September 30, 2016 and 2015.

Definite Lived Intangible Assets and Long-lived Assets

The purchased intangible assets are recorded at fair value using an independent valuation at the date of acquisition and are amortized over the useful lives of the asset using the straight-line amortization method.

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the nine months ended September 30, 2016 and 2015.

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

Concentrations

The Company maintains its cash and cash equivalents with various institutions, which exceed federally insured limits throughout the year.  At September 30, 2016 and December 31, 2015, the Company had cash on deposit of approximately $1,174,469 and $895,727 respectively in excess of the federally insured limits of $250,000.

As of September 30, 2016, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the nine months ended September 30, 2016 and 2015, our top ten customers accounted for 20% ($5,148,867) and 17% ($3,250,700), respectively, of our total revenues.  The Company does not rely on any one specific customer for any significant portion of our revenue.
For the nine months ended September 30, 2016 and 2015, purchases from one supplier through a “channel partner” agreement were approximately 24% and 24% of cost of revenues, respectively.  This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

As of September 30, 2016 and December 31, 2015, one supplier represented approximately 39% and 33% of total accounts payable respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of September 30, 2016 the Company believes it has no significant risk related to its concentration of accounts receivable.

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

There were no liabilities for uncertain tax positions at September 30, 2016 and December 31, 2015.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying performance obligations and licensing, to reduce the cost and complexity of applying the guidance on identifying promised goods or services around identifying performance obligations and implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The Company has not yet selected a transition method nor have they determined the effect of the standard on our consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the three and nine months ended September 30, 2016 and September 30, 2015 does not include share equivalents as all warrants and options exceeded the average market price of our common stock. Convertible debt is included below, based on the if-converted method.

	Three Months Ended	Three Months Ended
	September 30, 2016	September 30, 2015
Basic net income per share computation:
Net income	$2,751,406	$16,464
Weighted-average common shares outstanding	4,410,736	4,407,231
Basic net income per share	$0.62	$0.00
Diluted net income per share computation:
Net income	$2,751,406	$16,464
Weighted-average common shares outstanding	4,477,403	4,407,231
Total adjusted weighted-average shares	4,477,403	4,407,231
Diluted net income per share	$0.61	$0.00

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 – NET INCOME PER COMMON SHARE (Continued)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Basic net income per share computation:
Net income	$3,372,803	$582,232
Weighted-average common shares outstanding	4,410,736	4,265,065
Basic net income per share	$0.76	$0.14
Diluted net income per share computation:
Net income	$3,372,803	$582,232
Weighted-average common shares outstanding	4,477,403	4,265,065
Total adjusted weighted-average shares	4,477,403	4,265,065
Diluted net income per share	$0.75	$0.14

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Three Months September 30, 2016	Three Months September 30, 2015
Stock options	143,576	162,409
Warrants	203,253	203,253

Total potential dilutive securities not included in income per share	346,829	365,662

	Nine Months September 30, 2016	Nine Months September 30, 2015
Stock options	143,576	162,409
Warrants	203,253	203,253

Total potential dilutive securities not included in income per share	346,829	365,662

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2016	December 31, 2015
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	1,736,464	1,471,268
	1,767,021	1,501,825
Less: Accumulated depreciation	(1,250,985)	(1,076,478)

Property and equipment, net	$516,036	$425,347

Depreciation expense related to these assets was $58,222 and $174,507 respectively for the three and nine months ended September 30, 2016 as compared to $38,920 and $116,927 for the three and nine months ended September 30, 2015.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT (Continued)

Property and equipment under capital leases are summarized as follows:

	September 30, 2016	December 31, 2015
Equipment, furniture and fixtures	521,905	433,536
Less: Accumulated depreciation	(310,061)	(232,228)

Property and equipment, net	$211,844	$201,308

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	September 30, 2016	December 31, 2015	Estimated Useful Lives
Proprietary developed software	$498,956	$365,911	5
Intellectual property, customer list, and acquired contracts	3,069,551	3,069,551	5 - 15
Total intangible assets	$3,568,507	$3,435,462
Less: accumulated amortization	(1,203,183)	(863,925)
	$2,365,324	$2,571,537

Amortization expense included in depreciation and amortization was $113,086 and $339,258 for the three and nine months ended September 30, 2016 respectively as compared to $145,708 and $300,010 for the three and nine months ended September 30, 2015. Included in proprietary developed software is $133,044 not yet in service.

The Company expects future amortization expense to be the following:

Amortization
Balance of 2016	$119,908
2017	343,002
2018	281,369
2019	281,367
2020	264,143
Thereafter	1,075,535

Total	$2,365,324

NOTE 6 – LINE OF CREDIT AND PROMISSORY NOTES

On August 1, 2013, the Company obtained a line of credit (the “Credit Line”) from the bank which expired on July 31, 2015 and was automatically renewed for an additional year. The Credit Line includes a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000, interest is charged at prime plus 1.75% (5.25% at June 30, 2016).  The Credit Line is collateralized by substantially all of the assets of the Company and guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The Credit Line requires the Company to pay a monitoring fee of $1,000 monthly. The Company was in compliance with all covenants related to the Credit Line at June 30, 2016. The line of credit was cancelled on July 31, 2016.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – LINE OF CREDIT AND PROMISSORY NOTES (Continued)

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At September 30, 2016 the outstanding balance was $191,013.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At September 30, 2016 the outstanding balance was $88,811.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. At September 30, 2016 the outstanding balance was $466,485.

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement (the “Oates Purchase Agreement”) for cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The Oates Note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  Monthly payments including interest are $5,012. At September 30, 2016 the outstanding balance was $122,466.

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

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK (the “Borrower”) and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note shall be a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all of the Borrower’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender.  Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of the Borrower due and owing under the terms of the Revolving Demand Note. At September 30, 2016 the outstanding balance was $0.

At September 30, 2016, future payments of long term debt are as follows:

Remainder of 2016	$75,625
2017	506,677
2018	257,846
2019	154,727
2020	73,900
Total	$1,068,775

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

At September 30, 2016, future payments under capital leases are as follows:

Remainder of 2016	$33,195
2017	114,267
2018	60,631
2019	1,785
Total minimum lease payments	209,878
Less amounts representing interest	(15,446)
Present value of net minimum lease payments	194,432
Less current portion	(111,719)
Long-term capital lease obligation	$82,713

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

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2015 and the nine months ending September 30, 2016 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2015	163,846	$4.65	2.5 years	$-0-
Options granted	35,000	3.76	4.2 years
Options canceled/forfeited	(15,270)	$4.61

Outstanding options at December 31, 2015	183,576	$4.49	2.7 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited	(40,000)	$4.50

Outstanding options at September 30, 2016	143,576	4.48	1.8 years	$-0-

Vested Options:
September 30, 2016:	98,575	$4.73	1.1 years	$-0-
December 31, 2015:	119,243	$4.70	2.0 years	$-0-

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 8 – EQUITY (Continued)

As of September 30, 2016 the unamortized compensation expense for stock options was $122,468.  Unamortized compensation expense is expected to be recognized over a weighted-average period of three years.

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

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2015	-	$-
Granted	203,253	$5.29
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2015	203,253	$5.29

Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable September 30, 2016	203,253	$5.29

NOTE 9 – BUSINESS COMBINATION

During 2015 SWK completed four acquisitions. On March 11, 2015 SWK entered into an Asset Purchase Agreement with 2000 SOFT, Inc. d/b/a ATR, a California corporation (“ATR”). On July 6, 2015 SWK entered into an Asset Purchase Agreement with ProductiveTech, Inc. (“PTI”), a south New Jersey corporation. As of September 30, 2016, the prior owners of PTI owed the Company $9,978 related to amounts collected by the prior owners subsequent to acquisition but owed to the Company and this amount is included in prepaid expenses and other current assets. On October 1, 2015 SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc., a Washington corporation (“Macabe”). On October 19, 2015 SWK entered into an Asset Purchase Agreement with Oates & Company, a North Carolina reseller (“Oates”). As of September 30, 2016, the prior owners of Oates owed the Company $80,019 related to amounts collected by the prior owner subsequent to acquisition but owed to the Company and this amount is included in prepaid expenses and other current assets.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 9 – BUSINESS COMBINATION (Continued)

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the nine months ended September 30, 2015 as if the acquisitions occurred on January 1, 2015. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment of definite lived intangible assets.

Pro Forma	Nine Months Ended September 30, 2015
Net sales	$23,376,818
Operating expenses	9,308,420
Income before taxes	605,460
Net income	$553,827
Basic and diluted income per common share	$0.13

For the nine months ended September 30, 2015 the pro-forma results above include two months of pro-forma results of ATR, six months of pro-forma results for PTI, nine months of pro-forma results for Macabe, and nine months of pro-forma results for Oates.

NOTE 10 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $7,523,000 as of December 31, 2015, of which approximately $614,000 is reserved, as of September 30, 2016, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2026 to 2034.

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

Income tax provision (benefit):

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Current:
Federal	$(107,478)	$215,833
State and local	40,000	23,982

Total current tax (benefit) provision	(67,478)	239,815

Deferred:
Federal	334,786	25,650
State and local	13,949	2,850
Release of valuation allowance	(2,563,637)	(200,000)

Total deferred tax provision (benefit)	(2,214,902)	(171,500)

Total (benefit) provision	$(2,282,380)	68,315

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 10 – INCOME TAXES (Continued)

For the year nine months ended September 30, 2016, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense which is generally never tax deductible for the Company. The benefit for the nine months ended September 30, 2016 was $2,282,380. The effective tax rate prior to the release of the valuation allowance consists primarily of the 40% federal statutory tax rate and a blended 5% state and local tax rate.

For the nine months ended September 30, 2016, the Company’s Federal and State provision requirements were offset by the reversal of a significant portion of its valuation allowance, no longer deemed necessary, taking into consideration Section 382 limitations, to offset current and future taxable income totaling $6,909,093 and recorded a net tax benefit of $2,563,637, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of current and projected income. Additionally the return to provision true-up of prior year taxes owed was a result of overaccrual of taxes for the 2015 tax year. For the nine months ended September 30, 2015, the Company’s Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance totaling $560,000, no longer deemed necessary, and recorded a net tax benefit of $200,000.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its current CFO, Crandall Melvin III which expires on May 31, 2018. The monthly rent for this office space is $2,100. Total rent expense for the three and nine months ended September 30, 2016 and 2015 was $6,300 and $18,900 respectively under this lease.

The Company leases its Seattle office space from Mary Abdian, an employee of SWK, which expires September 30, 2018. The monthly rent for this office space is $3,000 and increases 3% each year. Total rent expense for the three and nine months ended September 30, 2016 under this lease was $9,000 and $27,000 respectively.

As of September 30, 2016, long term debt, convertible note payable and contingent consideration are considered related party liabilities as holders are current employees of the company, see Note 6 and Note 9.

NOTE 12 – COMMITMENTS

Operating Leases

Our main offices are located at 5 Regent Street, Livingston, NJ where we have 6,986 square feet of office space at a monthly rent of $7,400. The lease expires December 31, 2016. The Company has a lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,100.  The lease expired on May 31, 2015 and was subsequently extended for a three year term commencing June 1, 2015 and ending May 31, 2018.  The Company also leases 2,700 square feet of office space for sales and support in Skokie, Illinois with a monthly rent of $3,000. This lease expires April 30, 2018. The Company also leases 702 square feet for sales and support in Minneapolis, Minnesota with a monthly rent of $1,515 a month. This lease expires March 31, 2017. The Company leases 2,105 square feet of office space in Phoenix, AZ starting at $1,271 and escalating to $2,894 per month by the end of the term September 30, 2019. The Company leases 1,500 square feet of office space in Seattle, WA with a monthly rent of $3,000 a month.  The lease expires September 30, 2018. The Company leases 3,422 square feet of office space in Greensboro, NC with a monthly rent of $4,182 a month. The lease expires February 28, 2017. The Company leases 1,745 square feet of office space in Santa Ana, CA with a monthly rent of $3,225 per month escalating to $3,402 per month by the end of the lease term, April 30, 2018.

Total rent expense under these operating leases for the nine months ended September 30, 2016 and 2015 was $277,567 and $161,813, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2015.

Remainder 2016	$81,039
2017	184,837
2018	98,698
2019	26,049
$390,623

Contingent Consideration

Associated with certain acquisitions in Note 9, the Company has contingent considerations due totaling $276,990 at September 30, 2016. The Company estimates that the contingent consideration will be fully paid by June 30, 2020.

NOTE 13 – SUBSEQUENT EVENTS

On October 14, 2016, the Company entered into a new lease office agreement for its main office relocating from Livingston, NJ to East Hanover, NJ.  The new lease commencement date is February 1, 2017. The Company will lease 5,129 square feet of office space starting at a monthly rent of $8,762 and escalating to $10,044 per month by the end of the term April 30, 2024.

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

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015.

During the nine months ended September 30, 2016 the Company continued to expand its customer base and maintain its growth trend which we believe will provide a basis for future growth.

1)	Revenues increased 32% from the same nine months period in the prior year.
2)	Income from operations increased to $1,132,018 as compared to $690,391 for the same nine months period in the prior year.
3)	Net income was $3,372,803 as compared to $582,232 for the same nine months period in the prior year.

Revenues

Revenues for the three and nine months ended September 30, 2016 increased $2,334,309 (32.4%) to $9,534,092 and $6,266,967 (32.0%) to $25,881,283 respectively as compared to $7,199,783 and $19,614,316 for the three and nine months ended September 30, 2015 respectively.  Software sales increased by $845,203 to $1,709,901 for the three months ended September 30, 2016 from $864,698 for the same period in 2015 for an overall increase of 97.7%. For the nine months ended September 30, 2016 software sales increased $588,904 (18.6%) to $3,754,594 from $3,165,690 for the same period in 2015. Service revenue increased by $1,489,106 to $7,824,191 for the three months ended September 30, 2016 from $6,335,085 for the same period in 2015 for an overall increase of 23.5%. Service revenue increased by $5,678,063 to $22,126,689 for the nine months ended September 30, 2016 from $16,448,626 for the same period in 2015 for an overall increase of 34.5%. The overall increases are primarily due to the Company’s continued sales and marketing efforts and increased business activity associated with the acquisitions the Company completed in 2015.

Gross Profit

Gross profit for the three months ended September 30, 2016 increased $648,361 (22.3%) to $3,553,368 as compared to $2,905,007 for the three months ended September 30, 2015. For the three month period ended September 30, 2016, the overall gross profit percentage was 37.3% as compared to 40.3% for the period ended September 30, 2015. Gross profit for the nine months ended September 30, 2016 increased $1,718,743 (21.2%) to $9,834,755 as compared to $8,116,012 for the nine months ended September 30, 2015. For the nine month period ended September 30, 2016, the overall gross profit percentage was 38.0% as compared to 41.4% for the period ended September 30, 2015.

The gross profit attributed to software sales increased $368,884 to $824,130 for the three months ending September 30, 2016 from $455,246 in the three months ending September 30, 2015 while gross profit attributed to software sales increased $96,072 to $1,782,074 for the nine months ending September 30, 2016 from $1,686,002 in the nine months ending September 30, 2015.  This increase is a function of higher software sales in the nine month period ending September 30, 2016. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.

The gross profit attributed to services increased $279,478 for the three months ending September 30, 2016 from the three months ending September 30, 2015 while gross profit attributed to services increased $1,622,671 for the nine months ending September 30, 2016 from the nine months ending September 30, 2015. This increase is primarily due to the continued implementations of larger scale ERP systems.

Operating Expenses

Selling and marketing expenses decreased $81,246 (6.5%) to $1,172,956 for the three months ending September 30, 2016 from $1,254,202 in the three months ending September 30, 2015. Selling and marketing expenses increased $252,475 (8.2%) to $3,348,476 for the nine months ended September 30, 2016 compared to $3,096,001 for the nine months ended September 30, 2015. This is due to increased sales personnel and travel expenses as a result of an increase in sales activity.

General and administrative expenses increased $292,295 (20.7%) to $1,702,110 for the three months ending September 30, 2016 from $1,409,815 in the three months ending September 30, 2015. General and administrative expenses increased $948,112 (24.5%) to $4,811,844 for the nine months ended September 30, 2016 as compared to $3,863,732 for the nine months ended September 30, 2015. This is primarily as a result of increases in payroll and related expenses associated with the addition of management personnel and incremental costs associated with the acquisition of ATR, PTI, Macabe and Oates.

Depreciation and amortization expense decreased $13,319 for the three months ended September 30, 2016 to $171,308 as compared to $184,627 for the three months ended September 30, 2015. Depreciation and amortization expense increased $96,830 for the nine months ended September 30, 2016 to $513,766 as compared to $416,936 for the nine months ended September 30, 2015. This increase is primarily attributed to the increase in amortization associated with the intangible assets acquired from the ATR, PTI, Macabe, and Oates acquisitions in 2015.

Income from Operations

For the three and nine months ended September 30, 2016, the Company had income from operations of $502,247 and $1,132,018 respectively as compared to income from operations of $48,348 and $690,391, respectively for the three and nine months ended September 30, 2015.  The increase for the three months ended in September 30, 2016 is primarily due to higher software sales and higher revenue from consulting services.

Income Taxes

For the nine months ended September 30, 2016, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense which is generally never tax deductible for the Company. The tax benefit for the nine months ended September 30, 2016 was $2,282,380.  The effective tax rate consists primarily of the 40% federal statutory tax rate and a blended 5% state and local tax rate.

For the nine months ended September 30, 2016, the Company’s Federal and State provision requirements were offset by the reversal of a significant portion of its valuation allowance, no longer deemed necessary, taking into consideration Section 382 limitations, to offset current and future taxable income totaling $6,909,093 and recorded a net tax benefit of $2,563,637, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of current and projected income. Additionally the return to provision true-up of prior year taxes owed was a result of overaccrual of taxes for the 2015 tax year. For the nine months ended September 30, 2015, the Company’s Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance totaling $560,000, no longer deemed necessary, and recorded a net tax benefit of $200,000.

Net Income

For the three and nine months September 30, 2016, the Company had net income of $2,751,406 and $3,372,803 respectively as compared to a net income of $16,464 and $582,232 respectively for the three and nine months ended September 30, 2015. Excluding the tax benefit of the valuation allowance release of $2,563,637, the net income for the nine months ended September 30, 2016 is up compared to the nine months ended September 30, 2015 primarily due to the increased sales and consulting activities noted above.

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

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At September 30, 2016 the outstanding balance was $191,013.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note in the aggregate amount of $175,000 (the “ATR Note”). The note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At June 30, 2016 the outstanding balance was $88,811. As additional consideration the Company will pay 10% of the net margin on maintenance renewals for former ATR customers for the first twelve months and 5% of the net margin on maintenance renewals for the following twelve months. Certain payments were made resulting in a remaining balance of $2,155 as of September 30, 2016.

In March 2015, 363,490 shares of common stock were sold at a price of $4.24 per share and 181,745 warrants were sold at a price of $.01. The gross proceeds raised was $1,543,015 and underwriting expenses of $730,992, resulting in net proceeds to the Company of $812,023.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement (the “PTI Purchase Agreement”) for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645. At September 30, 2016 the outstanding balance was $466,485.

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

The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software & license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three years period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition and which is included in the purchase price. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $274,835 as of September 30, 2016.

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

During the nine months ended September 30, 2016, the Company had a net increase in cash of $517,106.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities

The Company generated $1,516,191 in cash from operating activities for the nine months ended September 30, 2016 as compared to used cash of $106,164 for operating activities for the same period in 2015. This increase in cash provided by operating activities is primarily attributed to a decrease in deferred revenue and a decrease in income tax payable.

Cash used in investing activities

Investing activities for the nine months ended September 30, 2016 used cash of $309,872. This use of cash is attributed to purchases of property and equipment and costs related to the internal development of software.

Cash used in financing activities

Financing activities for the nine months ended September 30, 2016 used cash of $689,213 as compared to generating cash of $543,503 for the same period in 2015. The decrease was due primarily to the payment of a cash dividend of $264,699 in 2016 and $812,023 provided by an equity raise in prior year.

The Company believes that as a result of the growth in business, and the availability of its Credit Line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2016.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2016 or for fiscal 2015, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Notwithstanding the material weakness, management believes that the condensed consolidated financial statements which are included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial position of the Company at September 30, 2016 in conformity with U.S. generally accepted accounting principles.

Remediation

We are currently in the process of executing a plan of action to remediate the material weaknesses identified above. However, we cannot be assured that these weaknesses will be remediated or that other material weaknesses will not be discovered.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: November 14, 2016	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Accounting Officer