Form 10-K
period 2016-12-31
SilverSun Technologies, Inc.
filed 2017-03-24
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50302

SILVERSUN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1633636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Eagle Rock Ave
East Hanover, NJ 07936
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2016 based on a closing price of $1.70 was $2,102,553. As of March 23, 2017, the registrant had 4,489,903 shares of its common stock, par value $0.00001 per share, outstanding.

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

Acquisitions

The markets in which we provide our services are occupied by a large number of competitors, many substantially larger than us, and with significantly greater resources and geographic reach. We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies both within our existing footprint and expanded territories. As such, we have completed ten (10) acquisitions and/or collaborative agreements in the past sixty (60) months. We may also utilize acquisitions, whenever appropriate, to expand our technological capabilities and product offerings. We focus on acquisitions that are profitable and fit seamlessly with our existing operations.

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

•      Value-Added Resellers (“VARs”) of ERP, Warehouse Management Systems (“WMS”), CRM and BI Software. Of the hundreds of VARs in the Sage Software sales channel, we believe we are one of the top based on our 2016 revenue. VARs gross margins are a function of the sales volume they provide a publisher in a twelve (12) month period, and we are currently operating at the highest margins. Smaller resellers, who sell less and operate at significantly lower margins, are at a competitive disadvantage to companies such as ours, and are often amenable to creating a liquidity event for themselves by selling to larger organizations. This dynamic has enabled us to complete ten (10) acquisitions and/or collaborative agreements in the past sixty (60) months. We have benefitted from completing such acquisitions in a number of ways, including but not limited to: (i) garnering new customers to whom we can upsell and cross-sell our broad range of products and services; (ii) gaining technical resources that enhance our capabilities; and (iii) extending our geographic reach.

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

Enterprise Resource Planning Software Strategy

Our ERP software strategy is focused on serving the needs of our expansive installed base of customers for our Sage 100 ERP, Sage 500 ERP, and Sage BusinessWorks practices, while rapidly growing the number of customers using Sage ERP X3, NetSuite, and Acumatica.  We currently have approximately 2,600 active ERP customers using one of these six solutions, including customers using certain add-on support products to these solutions.  In the past we, have focused primarily on on-premise mid-market Sage Software solutions but in the past three years have shifted our focus to the more enterprise-level Sage ERP X3 offering, as well as diversifying into cloud ERP solutions.  This has allowed us to increase our average deal size significantly and also keep pace with the changing trends that we see in the industry.

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

For both the years ended December 31, 2016 and 2015, purchases from Sage Software were approximately 24% of the Company’s total cost of revenue.  Generally, the Company does not rely on any one specific supplier for all of its purchases and maintains relationships with other suppliers that could replace its existing supplier should the need arise.

Customers

We market our products throughout North America.  For the years ended December 31, 2016 and 2015, our top ten (10) customers accounted for 19% ($6,574,232) and 19% ($5,179,085), respectively, of our total revenues. Generally, we do not rely on any one specific customer for any significant portion of our revenue base. No single customer accounted for ten percent or more of our consolidated revenues base.

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

Employees

As of March 24, 2017, we had approximately 147 full time employees with 32 of our employees engaged in sales and marketing activities, 85 employees are engaged in service fulfillment, and 30 employees employed in administrative activities.

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

On March 11, 2015 SWK entered into an Asset Purchase Agreement with 2000 SOFT, Inc. d/b/a Accounting Technology Resource (“ATR”), a California corporation. In addition to the strategic geographic benefits of this acquisition, it has provided additional revenues from the approximately 250 additional customers.

On July 6, 2015 SWK entered into an Asset Purchase Agreement with ProductiveTech, Inc. (“PTI”), a Southern New Jersey corporation. In addition to the strategic geographic benefits of this acquisition, it has provided additional revenues from the approximately 85 additional customers.

On October 1, 2015, SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc., (“Macabe”) a Washington based reseller of Sage Software and Acumatica applications. In addition to the strategic geographic benefits of this acquisition, it has provided additional revenues from the approximately 180 additional customers.

On October 19, 2015, SWK entered into an Asset Purchase Agreement with Oates & Company, (“Oates”) a North Carolina reseller of Sage Software applications. In addition to the strategic geographic benefits of this acquisition, it has provided additional revenues from the approximately 185 additional customers.

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

As of December 31, 2016 and December 31, 2015, we had an accumulated deficit of $7,205,773 and $10,642,172, respectively. As of December 31, 2016 and December 31, 2015 we had stockholders’ equity of $4,970,916 and $1,556,321 respectively. We may incur net losses in the future. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell our products and services, control our costs, and effectively manage our growth. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

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

If we lose the services of any of our key personnel our business may suffer.

We are dependent on Mark Meller, our Chief Executive Officer and key employees in our operating subsidiary SWK.  The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues.

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

Risks Related To Our Securities

Our common stock is quoted on the  OTCQB, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCQB. The quotation of our shares on the OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTCQB, which enhances the volatile nature of our equity.

When fewer shares of a security are being traded on the OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood that orders for shares of our common stock will be executed, and current prices may differ significantly from the price that was quoted at the time of entry of the order.

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

The shares of our common stock are traded on the OTCQB and are thinly traded, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a smaller reporting company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as is currently the case, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

Currently, there is a limited public market for our securities, and there can be no assurances that any public market will ever develop and, even if developed, it is likely to be subject to significant price fluctuations.

We have a trading symbol for our common stock, namely ‘SSNT’. However, our stock has been thinly traded. Consequently, there can be no assurances as to whether:

·	any substantial market for our shares will develop;

·	the prices at which our common stock will trade; or

·
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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

•
6,968 square feet of office space in Livingston, NJ, at a monthly rent of $7,400.  This lease expired December 31, 2016 and was subsequently extended for a two months ending February 28, 2017.  The Company has entered into a new operating lease agreement for its main office relocating to East Hanover, NJ on March 1, 2017. This office space consists of 5,120 square feet at a monthly rent starting at $8,762 and escalating to $10,044 per month by the end of the term April 30, 2024.

•	Office space in North Syracuse, NY, at a monthly rent of $2,100, the lease expired on May 31, 2015 and was subsequently extended for a three year term ending May 31, 2018.
•	2,700 square feet of office space in Skokie, IL with a monthly rent of $3,000 with such lease set to expire on April 30, 2018.
•	702 square feet of office space in Minneapolis, MN with a monthly rent of $1,515 with such lease set to expire March 31, 2017. The company is exploring renewing or moving locations.
•	2,105 square feet of office space in Phoenix, AZ starting at $1,271 and escalating to $2,894 per month by the end of the term September 30, 2019.
•	1,500 square feet of office space in Seattle, WA with a monthly rent of $3,090 a month. The lease expires September 30, 2018.
•
3,422 square feet of office space in Greensboro, NC with a monthly rent of $4,182 a month. The lease expired February 28, 2017 and was extended for 2,267 square feet with a monthly rent of $2,765 expiring February 28, 2020.

•	1,745 square feet of office space in Santa Ana, CA with a monthly rent of $3,225 per month escalating to $3,402 per month by the end of the lease term, April 30, 2018.
•
The Company has entered into operating lease agreement for its south New Jersey office commencing March 1, 2017. The company will lease 6,115 square feet of office space in Thorofare, NJ starting at $4,591 and escalating to $5,168 per month by the end of the term, February 28, 2022.

Our leased space is utilized for office purposes and it us our belief that the space is adequate for our immediate needs.  Additional space may be required as we expand our business activities.  We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

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

	High	Low
Fiscal 2015:
First Quarter (January 1 – March 31)	$8.40	$3.00
Second Quarter (April 1 – June 30)	$5.50	$2.41
Third Quarter (July 1 – September 30)	$4.02	$2.20
Fourth Quarter (October 1 – December 31)	$3.90	$2.45

Fiscal 2016:
First Quarter (January 1 – March 31)	$2.75	$1.30
Second Quarter (April 1 – June 30)	$1.87	$1.20
Third Quarter (July 1 – September 30)	$2.40	$1.42
Fourth Quarter (October 1 – December 31)	$5.00	$1.85

(b) Holders of Common Equity

As of March 24, 2017, there were 858 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

(c) Dividend Information

On January 11, 2016, the Company announced the payment of a $0.06 special cash dividend per share of Common Stock. The dividend payments announced in January were paid out on January 20, 2016 for an aggregate amount of approximately $265,000, which was applied against additional paid in capital. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

On January 23, 2017, the Company announced the payment of a $0.02 special cash dividend per share of Common Stock. The dividend payments announced in January was paid out on January 31, 2017 for an aggregate amount of $89,566, which was applied against additional paid in capital. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

There are 143,576 outstanding options to purchase our securities.

The following table sets forth information as of December 31, 2016 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

	All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders.	143,576	$4.33	19,393
Total	143,576	$4.33	19,393

2004 Stock Incentive Plan

The Company adopted the 2004 Stock Incentive as the amended Plan (the “2004 Plan”) in order to attract and retain qualified employees, directors, independent contractors or agents of the Company.  The 2004 Plan terminated on September 29, 2014; options granted before that date were not affected by plan termination. At December 31, 2016 and 2015, 143,576 and 183,576 options remained outstanding under the 2004 Plan, respectively.

2004 Directors’ and Officers’ Stock Incentive Plan

The Company adopted the 2004 Directors’ and Officers’ Stock Incentive Plan (the “2004 D&O Plan”) in order to provide long-term incentive and rewards to officers and directors of the Company and subsidiary and to attract and retain qualified employees, directors, independent contractors or agents of the Company. The 2004 D&O Plan terminated on September 29, 2014 and as of March 24, 2017, no securities were issued.

2007 Consultant Stock Incentive Plan

The Company adopted the 2007 Consultant Stock Incentive Plan (the “2007 Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents (“Eligible Participants”) of the Company; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company’s stockholders.  The Company has reserved 19,393 shares for issuance under this plan. Awards under the 2007 Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the 2007 Plan. The price shall be equal to or greater than 50% of the fair market value of such shares on the date of grant of such award. The Board shall determine the extent to which awards shall be payable in cash, shares of the Company’s Common Stock or any combination thereof.  The 2007 Plan (but not the awards theretofore granted under the 2007 Plan) shall terminate on January 22, 2017 and no awards shall be granted thereafter. As of March 24, 2017, no securities were issued pursuant to the 2007 Plan.

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

Overview

SilverSun Technologies, Inc. is involved in the acquisition and build-out of technology and software companies engaged in providing transformational business management applications and professional consulting services to small and medium size companies, primarily in the manufacturing, distribution and service industries.  We are executing a business strategy centered on the design and development of our own proprietary business management solutions, which now includes our MAPADOC® Electronic Data Interchange (EDI) solution and other proprietary solutions and enhancements; as well as on the acquisition of application resellers and software publishers of unique and proprietary solutions in the extensive and expanding, but highly fragmented, business solutions marketplace.

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

During 2016 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth. Some of the key highlights for 2016 are as follows:

1) Revenues increased 23.4% from the prior year.
2) Income from operations increased to $1,267,343 as compared to $357,788 in the prior year.
3) Net income was $3,436,399 as compared to $374,305 in the prior year.
4) Sales of the Company’s proprietary and cloud-based business management solutions increased.
5) Recurring revenue from all sources represents approximately 40.5% of total revenue.

Revenues

Revenues for the year ended December 31, 2016 increased $6,479,988 (23.4%) to $34,121,970 as compared to $27,641,982 for the year ended December 31, 2015.   Software sales increased by $472,578 to $4,707,546 in 2016 from $4,234,968 in 2015 for an overall increase of 11.2%.  This increase was primarily due to an increase in sales of our accounting software products, such as Sage ERP X3, cloud solutions Netsuite and Acumatica, and Accellos Warehouse Management.  Service revenue increased by $6,007,410 to $29,414,424 in 2016 from $23,407,014 in 2015 for an overall increase of 25.7%. The overall increases are primarily due to the continued marketing efforts and very competitive pricing, and the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments. The four acquisitions completed in 2015 contributed $7,110,095 in revenue to the year ended December 31, 2016.

Gross Profit
Gross profit for the year ended December 31, 2016 increased $1,883,708 (17.4%) to $12,727,242 as compared to $10,843,534 for the year ended December 31, 2015. The increase in overall gross profit for this period is attributed to the increase in revenues from existing business and the four acquisitions. For the year ended December 31, 2016, the overall gross profit percentage was 37.3% as compared to 39.2 % for the year ended December 31, 2015.

The gross profit attributed to software sales increased $71,683 to $2,222,405 for 2016 from $2,150,722 in 2015 which resulted in a decrease in the gross profit percentage from 50.8% in 2015 to 47.2% for 2016. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.

The gross profit attributed to services increased $1,812,025 from 2015 to 2016 primarily due to the implementations of larger scale accounting systems. The gross profit percentage attributed to services decreased to 35.7% in 2016 from 37.1% in 2015.

Operating Expenses
Selling and marketing expenses increased $54,010 (1.3%) to $4,358,234 for the year ended December 31, 2016 compared to $4,304,224 for the year ended December 31, 2015 due to a full year of expenses attributed to the prior year acquisitions offset mostly by corporate cost saving measures.

General and administrative expenses increased $738,639 (13.1%) to $6,374,210 for the year ended December 31, 2016 as compared to $5,635,571 for the year ended December 31, 2015 primarily as a result of increases in payroll and related expenses associated with the addition of management personnel and the incremental costs associated with the acquisitions and integrations.

Depreciation and amortization expense for the year ended December 31, 2016 was $684,660 as compared to $485,091 for the year ended December 31, 2015. This increase is primarily attributed to the increase in amortization associated with the intangible assets acquired through acquisition in 2015.

Income Taxes

For the year ended December 31, 2016, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to the reversal of a significant portion of the previously reserved deferred tax assets for the net operating losses in addition to Incentive Stock Options (ISO) and 50% of general meal and entertainment expense which are not tax deductible for the Company.

For the year ended December 31, 2016, the Company’s Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance no longer deemed necessary. The Company recorded a net tax benefit of $2,223,734 which represents a reduction in our valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of historical and projected income.

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

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At December 31, 2016 and December 31, 2015 the outstanding balance was $ 173,535 and $242,926 respectively.

On March 11, 2015 SWK entered into an Asset Purchase Agreement with 2000 SOFT, Inc. d/b/a ATR, a California corporation, and Karen Espinoza McGarrigle in her individual capacity as Shareholder. SWK acquired certain assets of ATR (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company issued a promissory note in the aggregate principal amount of $175,000 and paid cash of $80,000. At December 31, 2016 and December 31, 2015 the outstanding balance was $74,194 and $132,229 respectively. As additional consideration, the Company will pay 10% of the net margin on maintenance renewals for former ATR customers for the first twelve months and 5% of the net margin on maintenance renewals for the following twelve months. Amounts due under this arrangement are minimal.

In March 2015, 363,490 shares of common stock were sold at a price of $4.24 per share and 181,745 warrants were sold at a price of $.01. The gross proceeds raised was $1,543,015 and the underwriting and expenses relating to the offering of $730,992 , resulting in net proceeds to the Company of $812,023.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645. At December 31, 2016 and December 31, 2015 the outstanding balance was $437,403 and $552,645 respectively.

On October 1, 2015 SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders. SWK acquired certain assets and liabilities of Macabe (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. As additional consideration, the Company paid $5,500 cash after twelve months from closing and will pay $5,500 cash twenty-four months from closing on the net-to-SWK revenues for Software and Maintenance sales if certain estimates are met for a total of $11,000 and was recorded as part of the contingent consideration included in the purchase price. Additionally, the Company will pay 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software & license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three years period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition and which is included in the purchase price. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $211,685 as of December 31, 2016.

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  The monthly payments including interest are $5,012. At December 31, 2016 and December 31, 2015 the outstanding balance was $108,018 and $165,383 respectively. Additionally in connection with the purchase agreement, the Company issued a Convertible Note for $200,000. The Convertible Note was due January 1, 2017 and bore interest at a rate of one (1%) percent. The quarterly interest payments were computed on the basis of 365-day year from the date of this note until paid. On December 9, 2016 the Convertible Note was converted into 66,667 shares of Common Stock.

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK (the “Borrower”) and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note shall be a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all of the Borrower’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender.  Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of the Borrower due and owing under the terms of the Revolving Demand Note. At December 31, 2016 the outstanding balance was $0.

During the year ended December 31, 2016, the Company had a net increase in cash of $427,736. The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $1,794,160 in cash from operating activities for the year ended December 31, 2016 as compared to generating $126,659 of cash for operating activities for the year ended December 31, 2015. This increase in cash provided by operating activities is primarily attributed to an increase in operating income and a decrease in accounts receivable offset partially by an increase in accounts payable and accrued expenses.

Cash used in investing activities

Investing activities for the year ended December 31, 2016 used cash of $496,719 as compared to using $643,376 of cash for the year ended December 31, 2015. This decrease in cash used is attributed to the Company not acquiring any new businesses in 2016 offset by an increase in purchases of property and equipment and investment in software development costs.

Cash provided by (used in) financing activities

Financing activities for the year ended December 31, 2016 used cash of $869,705 as compared to generating cash of $401,693 for the year ended December 31, 2015. This increase in cash used in financing activities is mostly attributed to the payment of a cash dividend, contingent consideration, and repayment of the term loans related to acquisitions of ESC, ATR, PTI, Macabe, and Oates and capital lease payments. In 2015 there was $812,023 proceeds, net of fees, from the issuance of common stock.

The Company believes that as a result of the growth in business, and the availability of its credit line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the year ended December 31, 2016.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, intangible assets, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Off Balance Sheet Arrangements

During fiscal 2016, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2016.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15 and Rule 15d-15, as amended (the “Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2016.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that as of December 31, 2016, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources resulting in a lack of segregation of duties to ensure adequate review of financial statement preparation, and (ii) ineffective management review of complex transactions to enable timely decisions regarding required disclosures. As a result of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at December 31, 2016.

Although a material weaknesses is defined as a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis, there material weaknesses did not result in any material misstatements of the Company’s consolidated financial statements and disclosures for any interim periods during, or for the annual periods ended December, 31 2016.

Remediation

Management intends to strengthen the Company’s internal controls. Management expects to make progress towards reducing the risk that the material weaknesses could result in a material misstatement of the Company’s annual or interim financial statements. The Company is pursuing an independent assessment of our internal controls to evaluate specific weaknesses and as business conditions allow and resources permit, management will systematically build the necessary capabilities and infrastructure to implement corrective action.

(c) Changes in Internal Control over Financial Reporting

Other than those changes associated with our material weakness described above and the corresponding remediation actions, there was no change in our internal control over financial reporting, during our most recently completed last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 24, 2017:

Name	Age	Position	Officer and/or Director Since

Mark Meller	57	Chairman, President, Chief Executive Officer and Director	2003

Crandall Melvin III	60	Chief Financial Officer	2015

Stanley Wunderlich	65	Director	2011

Joseph Macaluso	65	Director	2015

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

Board Committees

Currently, the Audit Committee consists of Mr. Mark Meller, the Company’s Chief Executive Officer and President, Mr. Stanley Wunderlich and Joseph Macaluso. The Audit Committee has two (2) independent members and Mr. Macaluso, Chairman of the Audit Committee, may be deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended.

The Company does not currently have a standing nominating committee or compensation committee but plans to implement such committees in the near future.

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

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2016, were timely.

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2016 and 2015.

Name and Position(s)	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total Compensation($)
Mark Meller	2016	$591,476	$0	$0	$0	$0	$0	$0	$591,476
President, Chief Executive Officer, Chief Financial Officer President and Director	2015	$546,317	$0	$0	$0	$0	$0	$0	$546,317

Crandall Melvin III(1)	2016	$181,365	$5,773	$0	$0	$0	$0	$0	$187,138
Chief Financial Officer	2015	$183,653	$15,500	$0	$0	$0	$0	$0	$199,153

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

The Meller Employment Agreement was entered into by the Company and Mr. Meller primarily to extend the term of Mr. Meller’s employment.  The term of the Meller Employment Agreement is for an additional 7 years through September of 2023 (the “Term”) and shall automatically renew for additional periods of one year unless otherwise terminated in accordance with the terms therein.  The Company will pay Mr. Meller an annual salary of $565,000 per annum, with a ten percent (10%) increase on September 1 and every anniversary of such date for the duration of the Term.

Potential Payments upon Termination or Change in Control

The Meller Employment Agreement provides for a severance payment to Mr. Meller of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control (as defined in the Meller Employment Agreement).

Outstanding Equity Awards at Fiscal Year-End 2016

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

The following Director Compensation Table sets forth the compensation of our directors for the fiscal year ending on December 31, 2016.

Director Compensation for Fiscal 2016

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley Wunderlich	12,000	—	—	—	—	—	12,000

Joseph Macaluso(1)	18,000	—	—	—	—	—	18,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 24, 2017 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 24, 2017. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 24, 2017 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o SilverSun Technologies, Inc. at 120 Eagle Rock Ave, Suite 330, East Hanover, NJ 07936.

	Number of Shares of Common Stock Beneficially Owned	Percentage of Ownership of Common Stock (1)	Outstanding Preferred Stock	Percentage Ownership of Preferred Stock (3)
5% Beneficial Shareholders
Jeffrey Roth (2)	1,069,483	23.82%	-	-

Officers and Directors
Mark Meller Chief Executive Officer, President and Chairman	2,006,534	44.69%	1	100%

Crandall Melvin III Chief Financial Officer	74,589	1.66%	-	-

Joseph P. Macaluso Director	3,333	*	-	-

Stanley Wunderlich Director	23,334	*	-	-

Officers and Directors as a Group (4 persons)	2,107,790	46.95%	1	100%

* denotes less than 1%

(1)
Based on 4,489,903 shares of Common Stock outstanding as of March 24, 2017. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Mr. Roth is a former employee of SWK Technologies, Inc, a wholly-owned subsidiary of SilverSun Technologies, Inc.
(3)
On July 28, 2016 the Company entered into a Series B Preferred Stock Purchase Agreement with the Company’s Chief Executive Officer, Mr. Mark Meller, pursuant to which Mr. Meller was issued the only share of the Company’s authorized but unissued Series B Preferred Stock. Mr. Meller was issued one (1) share of Series B Preferred Stock for (i) $100 in cash and (ii) as partial consideration for Mr. Meller’s personal guarantee of the Revolving Demand Note. One (1) share of the Series B Preferred Stock has voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one-hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote.  For the avoidance of doubt, if the total issued and outstanding Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of the Series B Preferred Stock shall be equal to 5,204,082 (e.g. (5,000,000 / 0.49) – 5,000,000 = 5,204,082). The Series B Preferred Stock has the rights, privileges, preferences and restrictions set for in the Certificate of Designation filed by the Corporation with the Secretary of State of the State of Delaware on September 23, 2011.

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

Authorized Capital Stock

We are authorized to issue up to 76,000,000 shares of capital stock consisting of: 75,000,000 shares of Common Stock, par value $0.00001 per share and 1,000,000 shares of preferred stock, par value of $0.001 per share.   As of March 24, 2017, 4,489,903 shares of Common Stock were issued and outstanding, 1 share of Series B Preferred Stock was issued and outstanding and 143,576 and 203,253 shares of Common Stock were reserved for issuance under our outstanding options and warrants, respectively as described below.

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

On September 23, 2011, SilverSun Technologies, Inc., entered into a Series B preferred stock purchase agreement (the “Preferred Stock Purchase Agreement”) with Mr. Meller, pursuant to which Mr. Meller was issued one  authorized share of Series B Preferred Stock (“Series B”), par value $0.001 per share.  Mr. Meller was issued one share of Series B as partial consideration for personally guaranteeing repayment of the Notes. The Company had authorized 1 share of Series B Preferred Stock, of which 1 share was issued and outstanding. On March 29, 2015, Mr. Meller returned and cancelled his one share of Series B Preferred Stock (the “Series B Preferred”) to the Company. Also on March 29, 2015, subject to shareholder approval, the Board approved the cancellation of the Company’s Series B Preferred Stock certificate of designation. The Company subsequently did not receive shareholder approval for the cancellation of the Series B Preferred designation and the series B Preferred remained authorized but unissued.

On July 28, 2016, Mr. Meller purchased 1 share of the previously authorized but unissued Series B Preferred Stock for $100 and as partial consideration for Mr. Meller personally guaranteeing a revolving note with a commercial lender.

Dividends

On January 11, 2016, the Company announced the payment of a $0.06 special cash dividend per share of Common Stock. The dividend payments announced in January was paid out on January 20, 2016 for an aggregate amount of approximately $265,000, which was applied against additional paid in capital. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

On January 23, 2017, the Company announced the payment of a $0.02 special cash dividend per share of Common Stock. The dividend payments announced in January was paid out on January 31, 2017 for an aggregate amount of $89,566, which was applied against additional paid in capital. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Warrants

As of March 24, 2017 there are 203,253 outstanding warrants to purchase shares of our Common Stock.

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

Fundamental Transaction. If, at any time while the warrants are outstanding, (1) we consolidate or merge with or into another corporation and we are not the surviving corporation, (2) we sell, lease, license, assign, transfer, convey or otherwise dispose of all or substantially all of our assets, (3) any purchase offer, tender offer or exchange offer (whether by us or another individual or entity) is completed pursuant to which holders of our shares of common stock are permitted to sell, tender or exchange their shares of common stock for other securities, cash or property and has been accepted by the holders of 50% or more of our outstanding shares of common stock, (4) we effect any reclassification or recapitalization of our shares of common stock or any compulsory share exchange pursuant to which our shares of common stock are converted into or exchanged for other securities, cash or property, or (5) we consummate a stock or share purchase agreement or other business combination with another person or entity whereby such other person or entity acquires more than 50% of our outstanding shares of common stock (each, a “Fundamental Transaction”), then upon any subsequent exercise of the warrants, the holders thereof will have the right to receive the same amount and kind of securities, cash or property as it would have been entitled to receive upon the occurrence of such Fundamental Transaction if it had been, immediately prior to such Fundamental Transaction, the holder of the number of warrant shares then issuable upon exercise of the warrant, and any additional consideration payable as part of the Fundamental Transaction.

Rights as a Stockholder. Except as otherwise provided in the warrants or by virtue of such holder’s ownership of shares of our common stock, the holder of a warrant does not have the rights or privileges of a holder of our common stock, including any voting rights, until the holder exercises the warrant.

Options and Stock Awards

There are 143,576 outstanding options to purchase our securities.

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

As of March 24, 2017, we are not subject to Section 203 of the DGCL because we do not have a class of voting stock that is listed on a national securities exchange or held of record by more than 2,000 stockholders and we have not elected by a provision in our original certificate of incorporation to be governed by Section 203. Unless we adopt an amendment of our certificate of incorporation by action of our stockholders expressly electing not to be governed by Section 203, we would generally become subject to Section 203 of the DGCL at such time that we have a class of voting stock that is either listed on a national securities exchange or held of record by more than 2,000 stockholders, except that the restrictions contained in Section 203 would not apply if the business combination is with an interested stockholder who became an interested stockholder before the time that we have a class of voting stock that is either listed on a national securities exchange or held of record by more than 2,000 stockholders.

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

The Company leases its Seattle office space from a current employee, Mary Abdian. The monthly rent for this office space is $3,090.

Director Independence

The common stock of the Company is currently quoted on the OTCQB, quotation systems which currently do not have director independence requirements. On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the Nasdaq.

As of December 31, 2016, the Board determined that Mr. Wunderlich and Mr. Macaluso were independent.

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

Services	2016	2015
Audit Fees	$90,000	$94,100

Audit - Related Fees	-	36,900

Tax fees	15,000	18,700

All Other Fees (a)	-	36,700

Total	$105,000	$186,400

(a)	All other fees include fees primarily for review and other services related to securities registration documents, assistance with other document reviews and assistance with revenue agent examination.

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

SILVERSUN TECHNOLOGIES, INC.

Date: March 24, 2017	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Date: March 24, 2017	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark Meller	Principal Executive Officer	March 24, 2017
Mark Meller

/s/ Stanley Wunderlich	Director	March 24, 2017
Stanley Wunderlich

/s/ Joseph Macaluso	Director	March 24, 2017
Joseph Macaluso

/s/ Crandall Melvin III	Principal Financial Officer	March 24, 2017
Crandall Melvin III

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of
SilverSun Technologies, Inc.

We have audited the accompanying consolidated balance sheets of SilverSun Technologies, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the consolidated results of income and cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/Friedman LLP
East Hanover, NJ
March 24, 2017

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,621,049	$1,193,313
Accounts receivable, net of allowance of $375,000	2,501,621	2,477,301
Unbilled services	463,563	741,543
Prepaid expenses and other current assets	331,094	443,619
Deferred tax assets - current	355,000	38,000

Total current assets	5,272,327	4,893,776

Property, plant and equipment, net	466,202	425,347
Intangible assets, net	2,431,111	2,571,537
Goodwill	401,000	401,000
Deferred tax assets	2,059,902	162,000
Deposits and other assets	28,887	29,889

Total assets	$10,659,429	$8,483,549

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,822,071	$1,594,100
Accrued expenses	823,591	821,586
Accrued interest	15,533	14,817
Income taxes payable	177,466	250,284
Contingent consideration – current portion	180,029	128,434
Long term debt – current portion	306,677	300,033
Capital lease obligations – current portion	94,714	90,167
Deferred revenue	1,690,147	2,369,999

Total current liabilities	5,110,228	5,569,420

Contingent consideration net of current portion	31,685	272,213
Long term debt net of current portion	486,473	793,150
Capital lease obligations net of current portion	60,127	92,445
Convertible note payable	-	200,000

Total liabilities	5,688,513	6,927,228

Commitments and Contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value; authorized 1,000,000 shares	-	-
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share; 1 and -0- share issued and outstanding	1	-
Common stock:
Par value $0.00001; authorized 75,000,000 shares 4,477,403 and 4,410,736 shares issued and outstanding	46	45
Additional paid-in capital	12,176,642	12,198,448
Accumulated deficit	(7,205,773)	(10,642,172)

Total stockholders’ equity	4,970,916	1,556,321

Total liabilities and stockholders’ equity	$10,659,429	$8,483,549

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended
	December 31, 2016	December 31, 2015

Revenues:
Software product, net	$4,707,546	$4,234,968
Service, net	29,414,424	23,407,014
Total revenues, net	34,121,970	27,641,982

Cost of revenues:
Product	2,485,141	2,084,246
Service	18,909,587	14,714,202
Total cost of revenues	21,394,728	16,798,448

Gross profit	12,727,242	10,843,534

Operating expenses:
Selling and marketing expenses	4,358,234	4,304,224
General and administrative expenses	6,374,210	5,635,571
Share-based compensation	42,795	60,860
Depreciation and amortization	684,660	485,091
Total operating expenses	11,459,899	10,485,746

Income from operations	1,267,343	357,788

Other (expense) income:
Interest expense, net	(64,678)	(57,483)
Other income	10,000	134,000
Total other (expense) income	(54,678)	76,517

Income before income taxes	1,212,665	434,305

Income tax (benefit) provision	(2,223,734)	60,000

Net income	$3,436,399	$374,305

Basic and diluted net income per common share
Basic	$0.78	$0.09
Diluted	$0.77	$0.09

Weighted average shares outstanding:
Basic	4,414,743	4,301,782
Diluted	4,473,403	4,318,449

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated Equity	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance at January 1, 2015	-	$-	1	$1	3,959,064	$40	$11,030,043	$(11,016,477)	$13,607

Roundup of fractional shares	-	-	-	-	8,698	-	-	-	-
Issuance of common stock for services	-	-	-	-	15,000	-	36,300	-	36,300
Issuance of common stock for acquisition	-	-	-	-	64,484	1	259,225	-	259,226
Cancellation of preferred share	-	-	(1)	(1)	-	-	1	-	-
Issuance of common stock, net of fees	-	-	-	-	363,490	4	812,019	-	812,023
Share-Based Compensation	-	-	-	-	-	-	40,860	-	40,860
Stock warrants in exchange for services	-	-	-	-	-	-	20,000	-	20,000
Net loss	-	-	-	-	-	-	-	374,305	374,305
Balance at December 31, 2015	-	$-	-	$-	4,410,736	$45	$12,198,448	$(10,642,172)	$1,556,321

Issuance of preferred share	-	-	1	1	-	-	99	-	100
Convertible note conversion into common stock					66,667	1	199,999		200,000
Cash Dividend	-	-	-	-	-	-	(264,699)	-	(264,699)
Share-Based Compensation	-	-	-	-	-	-	42,795	-	42,795
Net income	-	-	-	-	-	-	-	3,436,399	3,436,399

Balance at December 31, 2016	-	$-	1	$1	4,477,403	$46	$12,176,642	$(7,205,773)	$4,970,916

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2016	2015
Cash flows from operating activities:
Net income	$3,436,399	$374,305
Adjustments to reconcile net income to net cash Provided by operating activities:
Gain on sale of Beerrun	-	(134,000)
Deferred income taxes	(2,214,902)	(162,000)
Depreciation and amortization	232,316	165,597
Amortization of intangibles	452,344	319,495
Provision for bad debts	-	250,000
Share-based compensation	42,795	40,860
Common stock issued in exchange for services	-	36,300
Stock warrants in exchange for services	-	20,000

Changes in certain assets and liabilities:
Accounts receivable	(24,320)	(269,658)
Unbilled services	277,980	(501,174)
Prepaid expenses and other current assets	112,525	(135,518)
Deposits and other assets	1,002	836
Accounts payable	227,970	(175,295)
Accrued expenses	2,005	27,429
Income tax payable	(72,818)	174,284
Accrued interest	716	102
Deferred revenues	(679,852)	95,096
Net cash provided by operating activities	1,794,160	126,659

Cash flows from investing activities:
Proceeds from sale of Beerrun	-	134,000
Software development costs	(311,917)	-
Acquisition of business	-	(709,893)
Purchases of property and equipment	(184,802)	(67,483)
Net cash (used in) investing activities	(496,719)	(643,376)

Cash flows from financing activities:
Payment of cash dividend	(264,699)	-
Proceeds from issuance of preferred stock	100	-
Proceeds from issuance of common stock and warrants, net of fees	-	812,023
Repayment of contingent consideration	(188,933)	(49,980)
Repayments of long term debt	(300,033)	(274,321)
Principal payment under capital lease obligations	(116,140)	(86,029)
Net cash (used in) provided by financing activities	(869,705)	401,693

Net increase (decrease) in cash and cash equivalents	427,736	(115,024)
Cash and cash equivalents, beginning of year	1,193,313	1,308,337

Cash and cash equivalents, end of year	$1,621,049	$1,193,313

Supplemental Schedule of Cash Flow Information:
During the year, cash was paid for the following:
Income taxes	$100,885	$87,732
Interest	$64,462	$60,579

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended December 31, 2016:

The Company incurred approximately $88,369 in capital lease obligations.

On December 9, 2016 the $200,000 Oates Convertible Note was converted into 66,667 shares of Common Stock.

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
DECEMBER 31, 2016 AND 2015

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded in the years ended December 31, 2016 and 2015.

Definite Lived Intangible Assets and Long-lived Assets

Purchased intangible assets are recorded at fair value using an independent valuation at the date of acquisition and are amortized over the useful lives of the asset using the straight-line amortization method.

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded in the years ended December 31, 2016 and 2015.

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
DECEMBER 31, 2016 AND 2015

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

Concentrations

The Company maintains its cash and cash equivalents with various institutions, which exceed federally insured limits throughout the year.  At December 31, 2016, the Company had cash on deposit of approximately $1,280,695 in excess of the federally insured limits of $250,000.

For the years ended December 31, 2016 and 2015, our top ten customers accounted for 19% ($6,574,232) and 19% ($5,179,085), respectively, of our total revenues. The Company does not rely on any one specific customer for any significant portion of our revenue base.

For both the years ended December 31 2016 and 2015, purchases from one supplier through a “channel partner” agreement were approximately 24%. This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

For the years ended December 31, 2016 and 2015, one supplier represented approximately 42% and 33% of total accounts payable, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of December 31, 2016 the Company believes it has no significant risk related to its concentration of accounts receivable.

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
DECEMBER 31, 2016 AND 2015

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

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss carryforwards. Deferred tax assets and liabilities are classified as current or non-current based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

The Company has federal net operating loss (“NOL”) carryforwards which are subject to limitations under Section 382 of the Internal Revenue Code.

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2013 to 2016 remain open to examination for both the U.S. federal and state jurisdictions.

There were no liabilities for uncertain tax positions at December 31, 2016 and 2015.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

Recently Adopted Authoritative Pronouncements

In August 2014, the FASB issued Accounting Standard Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management of public and private companies will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual periods ending after December 15, 2016 and interim periods ending after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. This adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Authoritative Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on our consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classifications of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company is evaluating the impact the adoption of this guidance will have on the determination or reporting of its consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the year ended December 31, 2016 and December 31, 2015 does not include share equivalents as all warrants and options exceeded the average market price of the common stock. Convertible debt is included below, based on if-converted method.

	Year Ended December 31, 2016	Year Ended December 31, 2015
Basic net income per share:
Net income	$3,436,399	$374,305
Weighted-average common shares outstanding	4,414,743	4,301,782
Basic net income per shares	$0.78	$0.09
Diluted net income per share:
Net income	$3,436,399	$374,305
Weighted-average common shares outstanding	4,473,403	4,301,782
Incremental shares for convertible promissory note	-	16,667
Total adjusted weighted-average shares	4,473,403	4,318,449
Diluted net income per share	$0.77	$0.09

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Year Ended December 31, 2016	Year Ended December 31, 2015
Stock options	143,576	183,576
Warrants	203,253	203,253

Total potential dilutive securities not included in loss per share	346,829	386,829

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2016	December 31, 2015
Leasehold improvements	$30,557	$30,557
Equipment, furniture and fixtures	1,744,439	1,471,268
	1,774,996	1,501,825
Less: Accumulated depreciation	(1,308,794)	(1,076,478)

Property and equipment, net	$466,202	$425,347

Depreciation and amortization expense related to these assets for the years ended December 31, 2016 and 2015 was $232,316 and $165,597.

Property and equipment under capital leases are summarized as follows:

	December 31, 2016	December 31, 2015
Equipment, furniture and fixtures	521,905	433,536
Less: Accumulated depreciation	(335,672)	(232,228)

Property and equipment, net	$186,233	$201,308

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of developed intellectual property carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	December 31, 2016	December 31, 2015	Estimated Useful Lives
Proprietary developed software	$677,829	$365,911	5
Intellectual property, customer list, and acquired contracts	3,069,551	3,069,551	5 – 15
Total intangible assets	$3,747,380	$3,435,462
Less: accumulated amortization	(1,316,269)	(863,925)
	$2,431,111	$2,571,537

Amortization expense related to the above intangible assets was $452,344 and $319,495, respectively, the years ended December 31, 2016 and 2015.

Included in proprietary developed software is $311,917 not yet in service.

The Company expects future amortization expense to be the following:

Amortization

2017	$355,797
2018	299,828
2019	299,828
2020	282,603
2021	246,053
thereafter	947,002
Total	$2,431,111

NOTE 6 – LINE OF CREDIT, TERM LOAN AND PROMISSORY NOTE

On August 1, 2013, the Company obtained a line of credit and term loan from the bank. The line of credit expired on July 31, 2015 and was automatically renewed for an additional year. The agreement included a borrowing base calculation tied to accounts receivable with a maximum availability of $750,000 at prime plus 1.75% interest (5.25% at December 31, 2015).  The line was collateralized by substantially all of the assets of the Company and guaranteed by the Company’s Chief Executive Officer, Mr. Meller.  The credit facility required the Company to pay a monitoring fee of $1,000 monthly. The line of credit was cancelled on July 31, 2016.

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK (the “Borrower”) and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note shall be a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all of the Borrower’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender. The line is also collateralized by substantially all of the assets of the Company.   Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of the Borrower due and owing under the terms of the Revolving Demand Note. At December 31, 2016 the outstanding balance was $0.

A two year term loan for $350,000 matured on July 31, 2015. Monthly payments were $15,776 including interest at 8%. The term loan was collateralized by substantially all of the assets of the Company and was guaranteed by the Company’s Chief Executive Officer, Mr. Meller.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 6 – LINE OF CREDIT, TERM LOAN AND PROMISSORY NOTE (Continued)

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At December 31, 2016 the outstanding balance was $173,535.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At December 31, 2016 the outstanding balance was $74,194.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645. At December 31, 2016 the outstanding balance was $437,403.

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  The monthly payments including interest are $5,012. At December 31, 2016 the outstanding balance was $108,018.

Additionally, in connection with the purchase agreement, the Company issued a Convertible Note (the “Convertible Note”) for $200,000. The Convertible Note was due January 1, 2017 and bore interest at a rate of one (1%) percent. The quarterly interest payments were computed on the basis of 365-day year from the date of this note until paid. The Company could, at its sole and exclusive option, convert, at any time until payment in full of this Note, all or any part of the principal amount of the Note plus accrued interest, into shares of the Company’s Common Stock, at the price per share equal to $3.00 per share. On December 9, 2016 the convertible note was converted into 66,667 shares of Common Stock.

At December 31, 2016, future payments of promissory notes are as follows over each of the next five fiscal years:

2017	$306,677
2018	257,846
2019	154,727
2020	73,900
Total	$793,150

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included property and equipment, net in the accompanying balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with interest rates ranging from 7.1% to 10.4%.

At December 31, 2016, future payments under capital leases are as follows:

2017	$103,353
2018	60,631
2019	1,785
Total minimum lease payments	165,769
Less amounts representing interest	(10,928)
Present value of net minimum lease payments	154,841
Less current portion	(94,714)
Long-term capital lease obligation	$60,127

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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

On March 29, 2015, Mr. Meller returned and cancelled his one share of Series B Preferred Stock (the “Series B Preferred”) to the Company. Also on March 29, 2015, subject to shareholder approval, the Board approved the cancellation of the Company’s Series B Preferred Stock certificate of designation. The Company subsequently did not receive shareholder approval for the cancellation of the Series B Preferred designation and the series B Preferred remained authorized but unissued.

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

In November 2016, the Company reduced the exercise price of previously granted options to Mr. Richard Schatzberg from $4.50 to $2.35.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 8 – EQUITY (Continued)

The Company uses judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be impacted.

Total stock compensation recognized for the year ended December 31, 2016 and 2015 was $42,795 and $40,860, respectively.

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2016 and 2015 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2015	163,846	$4.65	2.5 years	$-0-
Options granted	35,000	3.76	4.2 years
Options canceled/forfeited	(15,270)	$4.61

Outstanding options at December 31, 2015	183,576	$4.49	2.7 years	$-0-
Options granted	-	$-
Options canceled/forfeited	(40,000)	$4.50

Outstanding options at December 31, 2016	143,576	$4.33	1.6 years	$-0-

Vested Options:
December 31, 2016;	103,575	$4.47	1.0 years	$-0-
December 31, 2015:	119,243	$4.70	2.0 years	$-0-

For the year ended December 31, 2016 the unamortized compensation expense for stock options was $112,261.  Unamortized compensation expense is expected to be recognized over a weighted-average period of three years.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 8 – EQUITY (Continued)

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2015	-		$-
Granted	203,253		$5.29
Exercised	-	$
Canceled	-		$-
Outstanding and Exercisable December 31, 2015	203,253		$5.29

Granted	-		$-
Exercised	-		$-
Canceled	-		$-
Outstanding and Exercisable December 31, 2016	203,253		$5.29

NOTE 9 – BUSINESS COMBINATION

On March 11, 2015 SWK entered into an Asset Purchase Agreement with 2000 SOFT, Inc. d/b/a ATR, a California corporation, and Karen Espinoza McGarrigle in her individual capacity as Shareholder. SWK acquired certain assets of ATR (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company issued a promissory note in the aggregate principal amount of $175,000 and paid cash of $80,000.   As additional consideration, the Company will pay 10% of the net margin on maintenance renewals for former ATR customers for the first twelve months and 5% of the net margin on maintenance renewals for the following twelve months. The initial contingent consideration was estimated at approximately $22,000 and included in the purchase price (see table below). Certain payments were made during 2016 and 2015, resulting in a remaining balance of $29 at December 31, 2016. The purchase was allocated, based on the Company’s estimate of fair value, to intangible assets, which consists of a customer list with an estimated life of seven years.

On July 6, 2015 SWK entered into an Asset Purchase Agreement with ProductiveTech (“PTI”), a south New Jersey corporation and John McPoyle and Kevin Snyder in their individual capacity as Shareholders. SWK acquired certain assets and liabilities of PTI (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company paid $483,471 in cash and issued a promissory note for $600,000 (the “Note”).  The note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645.  Additionally, in connection with the purchase agreement, SilverSun Technologies, Inc. (“SSNT”) issued 64,484 shares of common stock at $4.032 per share for a value of $260,000. The purchase was allocated, based on the Company’s estimate of fair value, to accounts receivable, unbilled services, prepaid expenses and other assets, property and equipment, liabilities, capital lease obligations, goodwill and customer list with an estimated life of fifteen years. The acquisition costs and allocation of the purchase price to customer lists and goodwill has been based of an independent valuation.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 9 – BUSINESS COMBINATION (Continued)

On October 1, 2015 SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders. SWK acquired certain assets and liabilities of Macabe (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. As additional consideration, the Company paid $5,500 cash after twelve months from closing and will pay $5,500 cash twenty-four months from closing on the net-to-SWK revenues for Software and Maintenance sales if certain estimates are met for a total of $11,000 and was recorded as part of the contingent consideration included in the purchase price. Additionally, the Company will pay 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software & license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three years period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition and which is included in the purchase price. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $211,685 as of December 31, 2016. The purchase was allocated, based on the Company’s estimate of fair value, to proprietary software solutions with an estimated useful life of five years, goodwill and customer list with an estimated life of fifteen years. The acquisition costs and allocation of the purchase price to customer lists and goodwill has been based on an independent valuation.

On October 19, 2015 SWK entered into an Asset Purchase Agreement with Oates & Company, (“Oates”) a North Carolina reseller and Chris Oates in his individual capacity as Shareholder. SWK acquired certain assets of Oates (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company issued a promissory note in the aggregate principal amount of $175,000 and paid cash of $125,000. The purchase price was reduced by $92,127 related to a working capital adjustment. The note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  The monthly payments including interest are $5,012.  Additionally, in connection with the purchase agreement, the Company issued a Convertible Note for $200,000 (see note 6 for terms). On December 9, 2016 this Convertible Note was converted into common stock, resulting in 66,667 shares of common stock at $3.00 per share. The purchase was allocated, based on the Company’s estimate of fair value, to accounts receivable, prepaid expenses and other assets, property and equipment, liabilities, goodwill and customer list with an estimated life of seven years. The acquisition costs and allocation of the purchase price to customer lists and goodwill has been based of an independent valuation. As of December 31, 2016, the prior owners of Oates owed the Company $81,218 related to amounts collected by the prior owner subsequent to acquisition but owed to the Company. This amount is included in prepaid expenses and other current assets.

The following summarizes the purchase price allocation for all prior year’s acquisitions:

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
DECEMBER 31, 2016 AND 2015

NOTE 9 – BUSINESS COMBINATION (Continued)

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2015, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the year ended December 31, 2015 as if the acquisitions had occurred on January 1, 2015. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of December 31, 2015 of expected definite lived intangible assets.

Pro Forma	Year Ended December 31, 2015
Net sales	$31,663,312
Operating expenses	$12,245,402
Income before taxes	$583,074
Net income	$472,493
Basic and diluted income per common share	$0.11

The Company’s consolidated financial statements for the year ending December 31, 2016 include the actual results of ATR since the date of acquisition, March 11, 2015, the actual results of PTI since the date of acquisition, July 6, 2015, the actual results of Macabe since the date of acquisition, October 1, 2015, and the actual results of Oates since the date of acquisition, October 19, 2015. The year ended December 31, 2015 pro-forma results above include two months of results of ATR, six months of pro-forma results for PTI, nine months of pro-forma results for Macabe, and nine and a half months of pro-forma results for Oates.

For the year ended December 31, 2016 the ATR operations had a net income before taxes of $84,099 that was included in the Company’s Consolidated Statement of Income, which consisted of approximately $1,206,445 in revenues and $1,122,346 in expenses. For the year ended December 31, 2016 the PTI operations had a net income before taxes of $83,534 that was included in the Company’s Consolidated Statement of Income, which consisted of approximately $1,791,610 in revenues and $1,708,076 in expenses. For the year ended December 31, 2016 the Macabe operations had a net income before taxes of $127,917 that was included in the Company’s Consolidated Statement of Income, which consisted of approximately $1,635,334 in revenues and $1,507,417 in expenses. For the year ended December 31, 2016 the Oates operations had a net income before taxes of $41,710 that was included in the Company’s Consolidated Statement of Income, which consisted of approximately $2,476,706 in revenues and $2,434,996 in expenses.

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

NOTE 10 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,651,000 as of December 31, 2016, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2026 to 2034.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 10 – INCOME TAXES (Continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$2,660,000	$2,785,000
Long lived assets	355,000	320,000
Share based payments	8,000	8,000
Allowance for doubtful accounts	150,000	150,000
Other	11,000	7,000
Deferred tax asset	3,184,000	3,270,000

Deferred tax liabilities:
Long lived assets	(179,000)	(155,000)
Deferred tax liabilities	(179,000)	(155,000)
Net deferred tax asset	3,005,000	3,115,000
Less: Valuation allowance	(590,098)	(2,915,000)
Net deferred tax asset	$2,414,902	$200,000

For the year ended December 31, 2016, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to the reversal of a significant portion of the previously reserved deferred tax assets for the net operating losses in addition to Incentive Stock Options (ISO) and 50% of general meal and entertainment expense which are not tax deductible. The benefit for the year ended December 31, 2016 was $2,223,734. The effective tax rate consists primarily of the 40% federal statutory tax rate, a blended 5% state and local tax rate, and a reversal of the valuation allowance as described below.

For the year ended December 31, 2016, the Company’s Federal and State provision requirements were offset by the reversal of a significant portion of our valuation allowance, no longer deemed necessary, taking into consideration Section 382 limitations. The Company recorded a tax benefit of $2,563,637, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of current and projected income. Additionally, the tax return to provision true-up of prior year taxes owed was a result of overaccrual of taxes for the 2015 tax year. For the year ended December 31, 2015, the Company’s Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance totaling $560,000, no longer deemed necessary. The Company recorded a net tax benefit of $200,000, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of historical and projected income.

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

A reconciliation of the statutory income tax rate to the effective rate is as follows for the period December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Federal income tax rate	34%	34%
State income tax, net of federal benefit	5%	5%
Permanent differences	6%	6%
Prior year adjustments	(20%)	(5%)
	25%	40%
Change in valuation allowance	(208%)	(26%)
Effective income tax rate	(183%)	14%

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 10 – INCOME TAXES (Continued)

Income tax provision (benefit):

	Year Ended
	December 31,	December 31,
	2016	2015
Current:
Federal	$(108,832)	$182,000
State and local	100,000	40,000

Total current tax (benefit) provision	(8,832)	222,000

Deferred:
Federal	334,786	34,200
State and local	13,949	3,800
Release of valuation allowance	(2,563,637)	(200,000)

Total deferred tax provision (benefit)	(2,214,902)	(162,000)

Total (benefit) provision	$(2,223,734)	60,000

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its current CFO, Crandall Melvin III which expires on May 31, 2018. The monthly rent for this office space is $2,100. Total rent expense for 2016 and 2015 was $25,200 and $25,200 respectively under this lease.

The Company leases its Seattle office space from Mary Abdian, an employee of SWK, which expires September 30, 2018. The monthly rent for this office space is $3,090 and increases 3% each year. Total rent expense for 2016 and 2015 under this lease was $36,270 and $9,000 respectively under the lease.

As of December 31, 2016, long term debt and contingent consideration are considered related party liabilities as holders are current employees of the company, see Note 6 and Note 9.

NOTE 12 – COMMITMENTS

Operating Leases

Our main office was located at 5 Regent Street, Livingston, NJ 07039 where we had 6,986 square feet of office space at a monthly rent of $7,400. The lease expired on December 31, 2016 and was subsequently extended for a two months ending February 28, 2017. The Company has a lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,100.  The lease expired on May 31, 2015 and was subsequently extended for a three year term commencing June 1, 2015 and ending May 31, 2018.  The Company also leases 2,700 square feet of office space in Skokie, Illinois with a monthly rent of $3,000. This lease expires April 30, 2018. The Company leases 702 square feet of office space in Minneapolis, MN with a monthly rent of $1,515 a month. This lease expires March 31, 2017. The Company is exploring renewing or moving locations. The Company leases 2,105 square feet of office space in Phoenix, AZ starting at $1,271 and escalating to $2,894 per month by the end of the term September 30, 2019. The Company leases 1,500 square feet of office space in Seattle, WA with a monthly rent of $3,000 a month.  The lease expires September 30, 2018. The Company leased 383 square feet of office space in Spartanburg, SC with a monthly rent of $450 a month which expired June 30, 2016. The Company leases 3,422 square feet of office space in Greensboro, NC with a monthly rent of $4,182 a month. The lease expired February 28, 2017 and was extended after reducing the rental space to 2,267 square feet at a monthly rent of $2,765 per month. The extension expires February 28, 2020. The Company leases 1,745 square feet of office space in Santa Ana, CA with a monthly rent of $3,225 per month escalating to $3,402 per month by the end of the lease term, April 30, 2018. On October 14, 2016, the Company has entered into new operating lease agreement for its main office relocating to 120 Eagle Rock Avenue, East Hanover, NJ 07936 on March 1, 2017. The main office premises will consist of 5,129 square feet of office space at a monthly rent starting at $8,762 and escalating to $10,044 per month by the end of the term April 30, 2024.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 12 – COMMITMENTS (Continued)

Total rent expense under these operating leases for the year ended December 31, 2016 and 2015 was $365,205 and $247,527, respectively.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2016.

2017	$249,012
2018	205,558
2019	135,465
2020	111,983
2021	114,548
Thereafter	276,966

Contingent Consideration

The contingent consideration terms are noted in Note 9.

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

NOTE 13 – SUBSEQUENT EVENTS

On January 12, 2017, the Company has entered into an operating lease agreement for its south New Jersey office commencing March 1, 2017. The company will lease 6,115 square feet of office space in Thorofare, NJ starting at $4,591 and escalating to $5,168 per month by the end of the term February 28, 2022.

On January 13, 2017, the Company has entered into an operating lease agreement for its Greensboro, NC office commencing March 1, 2017 and ending February 28, 2020. The company will lease 2,267 square feet of office space for $2,765 per month.
On January 23, 2017, the Company announced the payment of a $0.02 special cash dividend per share of Common Stock. The dividend payments announced in January were paid out on January 31, 2017 for an aggregate amount of $89,566, which was applied against additional paid in capital.
On January 27, 2017, the Company issued 100 shares of stock each to 125 non-executive employees of SWK Technologies, Inc.