Form 10-Q
period 2017-03-31
SilverSun Technologies, Inc.
filed 2017-05-15
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒    No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ❒	Accelerated filer ❒

Non-accelerated filer ❒	Smaller Reporting Company ☒

Emerging growth company ❒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 12, 2017, there were 4,489,903 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	March 31, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$1,360,929	$1,621,049
Accounts receivable, net of allowance of $375,000	2,266,606	2,501,621
Unbilled services	707,017	463,563
Prepaid expenses and other current assets	335,088	331,094

Total current assets	4,669,640	4,917,327

Property and equipment, net	475,144	466,202
Intangible assets, net	2,444,932	2,431,111
Goodwill	401,000	401,000
Deferred tax assets	2,294,902	2,414,902
Deposits and other assets	42,240	28,887

Total assets	$10,327,858	$10,659,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank line of credit	$-	$-
Accounts payable	1,526,630	1,822,071
Accrued expenses	684,968	823,591
Accrued interest	15,718	15,533
Income taxes payable	182,519	177,466
Contingent consideration – current portion	180,000	180,029
Long term debt - current portion	308,362	306,677
Capital lease obligations – current portion	87,532	94,714
Deferred revenue	1,757,198	1,690,147

Total current liabilities	4,742,927	5,110,228

Contingent consideration net of current portion	23,891	31,685
Long term debt net of current portion	408,747	486,473
Capital lease obligations net of current portion	40,701	60,127

Total liabilities	5,216,266	5,688,513

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares	-	-
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share No shares issued and outstanding	1	1
Common stock:
Par value $0.00001; authorized 75,000,000 shares 4,489,903 and 4,477,403 shares issued and outstanding	46	46
Additional paid-in capital	12,163,465	12,176,642
Accumulated deficit	(7,051,920)	(7,205,773)

Total stockholders’ equity	5,111,592	4,970,916

Total liabilities and stockholders’ equity	$10,327,858	$10,659,429

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Software product, net	$906,905	$860,442
Service, net	7,095,667	6,923,859
Total revenues, net	8,002,572	7,784,301

Cost of revenues:
Product	434,909	444,894
Service	4,180,614	4,408,378
Total cost of revenues	4,615,523	4,853,272

Gross profit	3,387,049	2,931,029

Selling, general and administrative expenses :
Selling and marketing expenses	1,146,656	1,084,879
General and administrative expenses	1,704,976	1,518,933
Share based compensation	76,389	11,952
Depreciation and amortization	170,836	170,894
Total selling, general and administrative expenses	3,098,857	2,786,658

Income from operations	288,192	144,371

Other income (expense)
Interest expense, net	(8,461)	(19,246)
Other income	-	10,000
Total other income (expense)	(8,461)	(9,246)

Income before taxes	279,731	135,125

Provision for income taxes	125,878	60,848

Net income	$153,853	$74,277

Net income per common share – basic and fully diluted	$0.03	$0.02
Weighted average shares
Basic	4,486,153	4,410,736
Diluted	4,490,153	4,477,403

See accompanying notes to the condensed consolidated financial statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016 AND THREE MONTHS ENDED MARCH 31, 2017

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2016	-	$-	-	$-	4,410,736	$45	$12,198,448	$(10,642,172)	$1,556,321

Issuance of preferred share	-	-	1	1	-	-	99	-	100
Convertible note conversion into common stock	-	-	-	-	66,667	1	199,999	-	200,000
Cash dividend	-	-	-	-	-	-	(264,699)	-	(264,699)
Share-Based Compensation	-	-	-	-	-	-	42,795	-	42,795
Net income	-	-	-	-	-	-	-	3,436,399	3,436,399

Balance at December 31, 2016	-	$-	1	$1	4,477,403	$46	$12,176,642	$(7,205,773)	$4,970,916

Cash dividend	-	-	-	-	-	-	(89,566)	-	(89,566)
Issuance of common stock for services	-	-	-	-	12,500	-	47,500	-	47,500
Stock warrants in exchange for services	-	-	-	-	-	-	19,923	-	19,923
Share-Based Compensation	-	-	-	-	-	-	8,966	-	8,966
Net income	-	-	-	-	-	-	-	153,853	153,853
Balance at March 31, 2017	-	$-	1	$1	4,489,903	$46	$12,163,465	$(7,051,920)	$5,111,592

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$153,853	$74,277
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	120,000	9,500
Depreciation and amortization	55,986	57,807
Amortization of intangibles	114,850	113,086
Share-based compensation	8,966	11,952
Common stock for services	47,500	-
Warrants in exchange for services	19,923	-

Changes in assets and liabilities:
Accounts receivable	235,015	(99,562)
Unbilled services	(243,454)	62,860
Prepaid expenses and other current assets	(3,994)	137,290
Deposits and other assets	(13,353)	-
Accounts payable	(295,441)	50,152
Accrued expenses	(138,623)	(118,811)
Income tax payable	5,053	51,348
Accrued interest	185	1,844
Deferred revenues	67,051	(282,936)
Net cash provided by operating activities	133,517	68,807

Cash flows from investing activities:
Purchase of property and equipment	(64,928)	(149,231)
Software development costs	(128,671)	(42,503)
Net cash used in investing activities	(193,599)	(191,734)

Cash flows from financing activities:
Payment of cash dividend	(89,566)	(264,699)
Payment of contingent consideration	(7,823)	(33,257)
Payment of long term debt	(76,041)	(74,393)
Payment of capital lease obligations	(26,608)	(24,501)
Net cash used in financing activities	(200,038)	(396,850)

Net decrease in cash and cash equivalents	(260,120)	(519,777)

Cash and cash equivalents – beginning of period	1,621,049	1,193,313

Cash and cash equivalents – end of period	$1,360,929	$673,536

Cash paid during period for:
Interest	$8,276	$17,402
Income taxes	$825	$40,849

See accompanying notes to the condensed consolidated financial statements.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the three months ended March 31, 2017:

None

For the three months ended March 31, 2016:

None

See accompanying notes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

SilverSun Technologies, Inc. (“SilverSun” or the “Company”) and wholly owned subsidiary SWK Technologies, Inc. (“SWK”) is a value added reseller and master developer for Sage Software’s Sage100/500 and ERP X3 financial and accounting software as well as the publisher of proprietary software solutions, including its own Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company is also a managed network service provider, providing remote network monitoring services, business continuity, disaster recovery, data backup, and application hosting. The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States. The Company is publicly traded and was quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “SSNT” until April 18, 2017. Since April 19, 2017, the Company has been listed and is traded on the NASDAQ Capital Market under the symbol “SSNT”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of March 31, 2017, the results of operations and cash flows for the three months ended March 31, 2017 and 2016.  These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2016 balance sheet included herein was derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K. Accordingly, the financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 24, 2017.

During the three months ended March 31, 2017, there have been no material changes to the Company’s significant accounting policies than those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three months ended March 31, 2017 and 2016.

Definite Lived Intangible Assets and Long-lived Assets

The purchased intangible assets are recorded at fair value using an independent valuation at the date of acquisition and are amortized over the useful lives of the asset using the straight-line amortization method.

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three months ended March 31, 2017 and 2016.

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

Concentrations

The Company maintains its cash and cash equivalents with various institutions, which exceed federally insured limits throughout the year.  At March 31, 2017 and December 31, 2016, the Company had cash on deposit of approximately $1,043,676 and $1,280,695 respectively in excess of the federally insured limits of $250,000.

As of March 31, 2017, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the three months ended March 31, 2017 and 2016, our top ten customers accounted for 22% ($1,781,773) and 22% ($1,748,878), respectively, of our total revenues.  The Company does not rely on any one specific customer for any significant portion of our revenue.

For the three months ended March 31, 2017 and 2016, purchases from one supplier through a “channel partner” agreement were approximately 23% and 22% of cost of revenues, respectively.  This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

For the three months ended March 31, 2017 and 2016, one supplier represented approximately 39% and 36% of total accounts payable respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of March 31, 2017, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2014 to 2017 remain open to examination for both the U.S. federal and state jurisdictions.

There were no liabilities for uncertain tax positions at March 31, 2017 and December 31, 2016.

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

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable, and accrued liabilities.  The carrying value of longer term lease and debt obligations approximate fair value as their stated interest rates approximate the rates currently available. The Company’s goodwill and intangibles are measured on a non-recurring basis using Level 3 inputs, as discussed in Note 5.

Stock-Based Compensation

Compensation expense related to share-based transactions, including employee stock options, is measured and recognized in the financial statements based on a determination of the fair value. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For employee stock options, the Company recognizes expense over the requisite service period on a straight-line basis (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. Any changes in these highly subjective assumptions may significantly impact stock-based compensation expense.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Authoritative Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classifications of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this amendment. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. During the first quarter of 2017, the Company adopted this ASU and the appropriate reclassifications were made.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016. During the first quarter 2017, the Company adopted this ASU. The key effects of the adoption on the Company’s financial statements include that the Company will now recognize windfall tax benefits as deferred tax assets instead of tracking the windfall pool and  recording such benefits in equity. Additionally, the Company has elected to recognize forfeitures as they occur rather than estimating them at the time of grant.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying performance obligations and licensing, to reduce the cost and complexity of applying the guidance on identifying promised goods or services around identifying performance obligations and implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The ASU will be effective for the Company in the first quarter of 2018. Early adoption is permitted as of annual and interim reporting periods beginning after December 15, 2016. The Company is evaluating the future impact of this ASU on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which includes provisions, intended to simplify the test for goodwill impairment. The standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the three months ended March 31, 2017 and March 31, 2016 does not include share equivalents as all warrants and options exceeded the average market price of the common stock. Convertible debt is included below, based on if-converted method for the three months ended March 31, 2016. The debt was converted on December 9, 2016.

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Basic net income per share computation:
Net income	$153,853	$74,277
Weighted-average common shares outstanding	4,486,153	4,410,736
Basic net income per share	$0.03	$0.02
Diluted net income per share computation:
Net income	$153,853	$74,277
Weighted-average common shares outstanding	4,490,153	4,477,403
Total adjusted weighted-average shares	4,490,153	4,477,403
Diluted net income per share	$0.03	$0.02

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3 – NET INCOME PER COMMON SHARE (Continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Three Months March 31, 2017	Three Months March 31, 2016
Stock options	133,576	183,576
Warrants	208,240	203,253

Total potential dilutive securities not included in income per share	341,816	386,829

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2017	December 31, 2016
Leasehold improvements	$56,429	$30,557
Equipment, furniture and fixtures	1,783,494	1,744,439
	1,839,923	1,774,996
Less: Accumulated depreciation	(1,364,779)	(1,308,794)

Property and equipment, net	$475,144	$466,202

Depreciation and amortization expense related to these assets for the three months ended March 31, 2017 and 2016 was $55,986 and $57,807, respectively.

Property and equipment under capital leases are summarized as follows:

	March 31, 2017	December 31, 2016
Equipment, furniture and fixtures	521,905	521,905
Less: Accumulated depreciation	(360,102)	(335,672)

Property and equipment, net	$161,803	$186,233

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	March 31, 2017	December 31, 2016	Estimated Useful Lives
Proprietary developed software	$806,500	$677,829	5
Intellectual property, customer list, and acquired contracts	3,069,551	3,069,551	5 - 15
Total intangible assets	$3,876,051	$3,747,380
Less: accumulated amortization	(1,431,119)	(1,316,269)
	$2,444,932	$2,431,111

Amortization expense included in depreciation and amortization was $114,850 for the three months ended March 31, 2017 as compared to $113,086 for the three months ended March 31, 2016. Included in proprietary developed software is $406,827 for the three months ended March 31, 2017 and $42,503 for the three months ended March 31. 2016 not yet in service. The Company expects the proprietary developed software to be placed in service in 2018, and has included the amortization in the future amortization schedule accordingly.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 5 – INTANGIBLE ASSETS (Continued)

The Company expects future amortization expense to be the following:

Amortization
Balance of 2017	$242,005
2018	317,555
2019	317,555
2020	299,565
2021	263,015
thereafter	1,005,237

Total	$2,444,932

NOTE 6 – LINE OF CREDIT AND LONG-TERM DEBT

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note is a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all SWK’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender. The line is also collateralized by substantially all of the assets of the Company.   Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of SWK due and owing under the terms of the Revolving Demand Note. At March 31, 2017 and December 31, 2016 there were no borrowings under this note.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At March 31, 2017 the outstanding balance was $155,969.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The ATR Note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At March 31, 2017 the outstanding balance was $59,503.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. At March 31, 2017 the outstanding balance was $408,141.

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement for cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The Oates Note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  Monthly payments including interest are $5,012. At March 31, 2017 the outstanding balance was $93,496.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 6 – LINE OF CREDIT AND LONG-TERM DEBT (Continued)

At March 31, 2017, future payments of long term debt are as follows:

Remainder of 2017	$230,636
2018	257,846
2019	154,727
2020	73,900
Total	$717,109

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in the accompanying consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with interest rates ranging from 7.1% to 10.4%.

At March 31, 2017, future payments under capital leases are as follows:

Remainder of 2017	$73,815
2018	60,631
2019	1,785
Total minimum lease payments	136,231
Less amounts representing interest	(7,998)
Present value of net minimum lease payments	128,233
Less current portion	(87,532)
Long-term capital lease obligation	$40,701

NOTE 8 – EQUITY

Equity

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

On January 23, 2017, the Company announced the payment of a $0.02 special cash dividend per share of Common Stock. The dividend payments were paid out on January 31, 2017 for an aggregate amount of $89,566, which reduced additional paid in capital.

On January 27, 2017, the Company issued 100 shares of stock each to 125 non-executive employees of SWK.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 8 – EQUITY (Continued)

Options

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2016 and the three months ending March 31, 2017 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2016	183,576	$4.49	2.7 years	$-0-
Options granted	-	-	-
Options canceled/forfeited	(40,000)	$4.50

Outstanding options at December 31, 2016	143,576	$4.33	1.6 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited	-

Outstanding options at March 31, 2017	143,576	4.33	1.3 years	$-0-

Vested Options:
March 31, 2017;	105,575	$4.46	0.7 years	$-0-
December 31, 2016:	103,575	$4.47	1.0 years	$-0-

As of March 31, 2017 the unamortized compensation expense for stock options was $103,295.  Unamortized compensation expense is expected to be recognized over a weighted-average period of three years.

Warrants

On March 27, 2017, the Company granted 4,988 warrants with a fair value of approximately $19,923, which immediately vested, to John Schachtel as part of his compensation for agreeing to join the Board of Directors. The estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions: a) fair market value of stock of $4.00; b) exercise price of $4.01; c) Dividend yield of 0%; d) Risk free interest rate of 1.42%; e) expected volatility of 284.28%; f) Expected life of 5 years.

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2016	203,253	$5.29
Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2016	203,253	$5.29

Granted	4,988	$4.01
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable March 31, 2017	208,240	$5.26

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 9 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,296,000 as of March 31, 2017, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2026 to 2034.

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

Income tax provision:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Current:
Federal	$5,290	$45,943
State and local	588	5,405

Total current tax provision	5,878	51,348

Deferred:
Federal	108,000	8,550
State and local	12,000	950

Total deferred tax provision	120,000	9,500

Total provision	$125,878	60,848

For the three months ended March 31, 2017, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense and 50% of general meals and entertainment which are not deductible. The provision for the three months ended March 31, 2017 was $125,878. The effective tax rate consists primarily of the 40% federal statutory tax rate and a blended 5% state and local tax rate.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its current CFO, Crandall Melvin III which expires on May 31, 2018. The monthly rent for this office space is $2,100. Total rent expense for the three months ended March 31, 2017 and 2016 was $6,300 and $6,300 respectively under this lease.

The Company leases its Seattle office space from Mary Abdian, an employee of SWK, which expires September 30, 2018. The monthly rent for this office space is $3,090 and increases 3% each year. Total rent expense for the three months ended March 31, 2017 and 2016  pursuant to this lease was $9,270 and $9,000 respectively.

As of March 31, 2017, long term debt and contingent consideration are considered related party liabilities as holders are current employees of the company, see Note 6.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 11 – COMMITMENTS

Operating Leases

Our main office was located at 5 Regent Street, Livingston, NJ 07039 where we had 6,986 square feet of office space at a monthly rent of $7,400. The lease expired on December 31, 2016 and was subsequently extended for two months ending February 28, 2017. On March 1, 2017, the Company entered into a new operating lease agreement for its main office located at 120 Eagle Rock Avenue, East Hanover, NJ 07936. The main office premises will consist of 5,129 square feet of office space at a monthly rent starting at $8,762 and escalating to $10,044 per month by the end of the term April 30, 2024.

The Company has a lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,100.  The lease expired on May 31, 2015 and was subsequently extended for a three year term commencing June 1, 2015 and ending May 31, 2018.

The Company leases 2,700 square feet of office space in Skokie, Illinois with a monthly rent of $3,000. This lease expires April 30, 2018.

The Company leases 702 square feet of office space in Minneapolis, MN with a monthly rent of $1,560 a month. This lease expires March 31, 2018.

The Company leases 2,105 square feet of office space in Phoenix, AZ starting at $1,271 and escalating to $2,894 per month by the end of the term September 30, 2019.

The Company leases 1,500 square feet of office space in Seattle, WA with a monthly rent of $3,000 a month.  The lease expires September 30, 2018.

The Company leased 3,422 square feet of office space in Greensboro, NC with a monthly rent of $4,182 a month. The lease expired February 28, 2017 and was extended after reducing the rental space to 2,267 square feet at a monthly rent of $2,765 per month. The extension expires February 28, 2020.

The Company leases 1,745 square feet of office space in Santa Ana, CA with a monthly rent of $3,225 per month escalating to $3,402 per month by the end of the lease term, April 30, 2018.

On January 12, 2017, the Company entered into an operating lease agreement for its south New Jersey office commencing March 1, 2017. The company leases 6,115 square feet of office space in Thorofare, NJ starting at $4,591 and escalating to $5,168 per month by the end of the term February 28, 2022.

Total rent expense under these operating leases for the three months ended March 31, 2017 and 2016 was $111,241 and $87,379, respectively.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2016.

Remainder 2017	$276,292
2018	297,326
2019	228,671
2020	177,763
2021	176,288
thereafter	287,301
$1,443,641

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

NOTE 11 – COMMITMENTS (Continued)

Contingent Consideration

On October 1, 2015, SWK entered into an Asset Purchase Agreement (the “Macabe Purchase Agreement”) with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders. SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. Additionally, the Company will pay 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software & license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three years period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $203,891 as of March 31, 2017. The Company estimates that the contingent consideration will be fully paid by June 30, 2020.

NOTE 12 – SUBSEQUENT EVENTS

On April 24, 2017, the Company announced the payment of a $0.02 special cash dividend per share of Common Stock.  The amount of Common Stock outstanding on April 24, 2017 was 4,489,903. The dividend payments announced in April will be paid out on May 10, 2017 for an aggregate amount of $89,816, which will be applied against additional paid in capital.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. and its wholly owned subsidiary SWK Technologies, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016.

During the three months ended March 31, 2017 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

1)	Revenues increased 2.8% from the same three month period in the prior year.
2)	Income from operations increased to $288,192 as compared to $144,371 for the same three month period in the prior year.
3)	Net income was $153,853 as compared to $74,277 for the same three month period in the prior year.

Revenues

Revenues for the three months ended March 31, 2017 increased $218,271 (2.8%) to $8,002,572 as compared to $7,784,301 for the three months ended March 31, 2016. Software sales increased by $46,463 to $906,905 for the three months ended March 31, 2017 from $860,442 for the same period in 2016 for an overall increase of 5.4%.  Service revenue increased by $171,808 to $7,095,667 for the three months ended March 31, 2017 from $6,923,859 for the same period in 2016 for an overall increase of 2.5%. This is attributed to an increase in project consulting services.

Gross Profit

Gross profit for the three months ended March 31, 2017 increased $456,020 (15.6%) to $3,387,049 as compared to $2,931,029 for the three months ended March 31, 2016. For the period ended March 31, 2017, the overall gross profit percentage was 42.3% as compared to 37.7% for the period ended March 31, 2016.   The gross profit attributed to software sales increased $56,448 to $471,996 for the three months ending March 31, 2017 from $415,548 in the three months ending March 31, 2016.  The mix of products being sold by the Company changes from time to time which causes the overall gross margin percentage to vary. The gross profit attributed to services increased $399,572 for the three months ending March 31, 2017 from the three months ending March 31, 2016. The gross profit percentage attributed to services increased to 41.1% in 2017 from 36.3% in 2016.

Operating Expenses

Selling and marketing expenses increased $61,777 (5.7%) to $1,146,656 for the three months ended March 31, 2017 compared to $1,084,879 for the three months ended March 31, 2016 due to increased sales personnel and travel expenses.

General and administrative expenses increased $186,043 (12.2%) to $1,704,976 for the three months ended March 31, 2017 as compared to $1,518,933 for the three months ended March 31, 2016 primarily as a result of increases in payroll and related expenses associated with the addition of management personnel.

During the three months ended March 31, 2017, the Company recognized $8,966 of share-based compensation expense as a result of the granting of stock options to some of its non-executive employees as compared to $11,952 for the same three month period in 2016.

Additionally during the three months ended March 31, 2017, the Company recognized $47,500 of expense related to the issuance of 100 shares of common stock to 125 non-executive employees. Additionally during the three months ended March 31, 2017, the Company recognized $19,923 of expense related to the issuance of warrants as partial compensation for an individual to join the Board of Directors.

Income from Operations

For the three months ended March 31, 2017, the Company had income from operations of $288,192 as compared to income from operations of $144,371 for the same period in 2016.

Income Taxes

For the three months ended March 31, 2017, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense and 50% of general meals and entertainment expense which is not tax deductible. The provision for the three months ended March 31, 2017 was $125,878, and for the three months ended March 31, 2016 the provision was $60,848. The effective tax rate consists primarily of the 40% federal statutory tax rate and a blended 5% state and local tax rate.

Net Income

For the three months March 31, 2017, the Company had net income of $153,853 as compared to a net income of $74,277 for the three months ended March 31, 2016 for the reasons mentioned above.

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

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note shall be a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all of SWK’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender. The line is also collateralized by substantially all of the assets of the Company.   Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of SWK due and owing under the terms of the Revolving Demand Note. At March 31, 2017 and December 31, 2016 there were no borrowings under this note.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year and at March 31, 2017 the outstanding balance was $155,969. On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note in the aggregate amount of $175,000 (the “ATR Note”). The ATR Note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year and at March 31, 2017 the outstanding balance was $59,503. On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement (the “PTI Purchase Agreement”) for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note matures July 1, 2020.  Monthly payments are $10,645 including interest at 2.5% per year and at March 31, 2017 the outstanding balance was $408,141. On October 1, 2015 SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders (the “Macabe Purchase Agreement”). SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash and additional consideration. The Company estimated this contingent consideration to be approximately $417,971 at acquisition and which is included in the purchase price. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $203,891 as of March 31, 2017.

During the three months ended March 31, 2017, the Company had a net decrease in cash of $260,120.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $133,517 in cash from operating activities for the three months ended March 31, 2017 as compared to generating $68,807 of cash for operating activities for the same period in 2016. This increase is due in large part to increased accounts receivable collection activities.

Cash used in investing activities

Investing activities for the three months ended March 31, 2017 used cash of $193,599 as compared to using cash of $191,734 for the same period in 2016. This use of cash is attributed to purchases of property and equipment and costs related to the internal development of software.

Cash used in financing activities

Financing activities for the three months ended March 31, 2017 used cash of $200,038 as compared to using cash of $396,850 for the same period in 2016. The decrease was due primarily to large payments of a cash dividends in the prior year compared to the current year, and greater payments for contingent consideration in the prior year.

The Company believes that as a result of the growth in business, and the availability of its Credit Line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2017.

Off Balance Sheet Arrangements

During the three months ended March 31, 2017 or for fiscal 2016, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures

a) Evaluation of Disclosure and Control Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to the material weakness resulting from a lack of sufficient internal accounting resources resulting in a lack of segregation of duties to ensure adequate review of financial statement preparation, and (ii) ineffective management review of complex transactions to enable timely decisions regarding required disclosures. This deficiency is the result of our limited number of employees. This deficiency may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.
Management intends to strengthen the Company’s internal controls. Management expects to make progress towards reducing the risk that the material weaknesses could result in a material misstatement of the Company’s annual or interim financial statements. The Company intends to hire additional personnel to allow for improved financial reporting controls and segregation of duties as the Company’s operations and revenues have grown to the point of warranting such controls. The Company is pursuing an independent assessment of our internal controls to evaluate specific weaknesses and as business conditions allow and resources permit, management will systematically build the necessary capabilities and infrastructure to implement corrective action.
(b) Management’s Report on Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act.

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

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 24, 2017.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: May 15, 2017	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Accounting Officer