Form 10-Q
period 2017-06-30
SilverSun Technologies, Inc.
filed 2017-08-11
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

or

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

As of August 9, 2017, there were 4,489,903 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	June 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$1,539,051	$1,621,049
Accounts receivable, net of allowance of $375,000	2,544,434	2,501,621
Unbilled services	489,494	463,563
Prepaid expenses and other current assets	441,538	331,094

Total current assets	5,014,517	4,917,327

Property and equipment, net	553,485	466,202
Intangible assets, net	2,522,843	2,431,111
Goodwill	401,000	401,000
Deferred tax assets	2,232,260	2,414,902
Deposits and other assets	33,330	28,887

Total assets	$10,757,435	$10,659,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank line of credit	$-	$-
Accounts payable	1,462,748	1,822,071
Accrued expenses	853,938	823,591
Accrued interest	15,905	15,533
Income taxes payable	183,344	177,466
Contingent consideration – current portion	115,683	180,029
Long term debt - current portion	292,993	306,677
Capital lease obligations – current portion	93,508	94,714
Deferred revenue	2,123,029	1,690,147

Total current liabilities	5,141,148	5,110,228

Contingent consideration net of current portion	59,875	31,685
Long term debt net of current portion	347,658	486,473
Capital lease obligations net of current portion	58,051	60,127

Total liabilities	5,606,732	5,688,513

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares	-	-
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share 1 share issued and outstanding	1	1
Common stock:
Par value $0.00001; authorized 75,000,000 shares 4,489,903 and 4,477,403 shares issued and outstanding	46	46
Additional paid-in capital	12,082,082	12,176,642
Accumulated deficit	(6,931,426)	(7,205,773)

Total stockholders’ equity	5,150,703	4,970,916

Total liabilities and stockholders’ equity	$10,757,435	$10,659,429

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues:
Product, net	$1,434,635	$1,184,251	$2,341,540	$2,044,693
Service, net	7,074,005	7,378,639	14,169,672	14,302,498
Total revenues, net	8,508,640	8,562,890	16,511,212	16,347,191

Cost of revenues:
Product	788,918	641,855	1,223,827	1,086,749
Service	4,315,634	4,570,677	8,496,248	8,979,056
Cost of revenues	5,104,552	5,212,532	9,720,075	10,065,805

Gross profit	3,404,088	3,350,358	6,791,137	6,281,386

Selling, general and administrative expenses:
Selling expenses	1,275,158	1,090,641	2,421,815	2,175,520
General and administrative expense	1,779,344	1,590,801	3,484,318	3,109,734
Share-based compensation	8,433	11,952	84,822	23,904
Depreciation and amortization	149,041	171,564	319,877	342,458
Total selling, general and administrative expenses	3,211,976	2,864,958	6,310,832	5,651,616

Income from operations	192,112	485,400	480,305	629,770

Other income (expense):
Interest expense, net	(8,977)	(19,470)	(17,438)	(38,716)
Other income	-	-	-	10,000
Total other income (expense)	(8,977)	(19,470)	(17,438)	(28,716)

Income before taxes	183,135	465,930	462,867	601,054

Provision (benefit) for income taxes	62,642	(81,190)	188,520	(20,343)

Net income	$120,493	$547,120	$274,347	$621,397

Net income per common share:
Basic	$0.03	$0.12	$0.06	$0.14
Fully diluted	0.03	0.12	0.06	0.14

Weighted average shares:
Basic	4,489,903	4,410,736	4,488,038	4,410,736
Diluted	4,493,903	4,477,403	4,492,038	4,477,403

See accompanying notes to the condensed consolidated financial statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016 AND SIX MONTHS ENDED JUNE 30, 2017

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2016	-	$-	-	$-	4,410,736	$45	$12,198,448	$(10,642,172)	$1,556,321

Issuance of preferred share	-	-	1	1	-	-	99	-	100
Convertible note conversion into common stock	-	-	-	-	66,667	1	199,999	-	200,000
Cash dividend	-	-	-	-	-	-	(264,699)	-	(264,699)
Share-based compensation	-	-	-	-	-	-	42,795	-	42,795
Net income	-	-	-	-	-	-	-	3,436,399	3,436,399

Balance at December 31, 2016	-	$-	1	$1	4,477,403	$46	$12,176,642	$(7,205,773)	$4,970,916

Cash dividend	-	-	-	-	-	-	(179,382)	-	(179,382)
Issuance of common stock for services	-	-	-	-	12,500	-	47,500	-	47,500
Stock warrants in exchange for services	-	-	-	-	-	-	19,923	-	19,923
Share-based compensation	-	-	-	-	-	-	17,399	-	17,399
Net income	-	-	-	-	-	-	-	274,347	274,347
Balance at June 30, 2017	-	$-	1	$1	4,489,903	$46	$12,082,082	$(6,931,426)	$5,150,703

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$274,347	$621,397
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	182,642	(351,000)
Depreciation and amortization	116,992	116,285
Amortization of intangibles	202,886	226,172
Provision for bad debts	19,661	59,837
Share-based compensation	17,399	23,904
Common stock issued in exchange for services	47,500	-
Warrants issued in exchange for services	19,923	-

Changes in assets and liabilities:
Accounts receivable	(62,474)	(460,690)
Unbilled services	(25,931)	229,717
Prepaid expenses and other current assets	(110,442)	120,735
Deposits and other assets	(4,445)	(1,881)
Accounts payable	(359,323)	(4,773)
Accrued expenses	30,347	(77,751)
Income tax payable	5,878	328,157
Accrued interest	372	2,165
Deferred revenues	432,882	(587,118)
Net cash provided by operating activities	788,214	245,156

Cash flows from investing activities:
Purchase of property and equipment	(155,296)	(151,594)
Software development costs	(294,617)	(85,140)
Net cash used in investing activities	(449,913)	(236,734)

Cash flows from financing activities:
Payment of cash dividend	(179,383)	(264,699)
Payment of contingent consideration	(36,156)	(67,282)
Payment of long term debt	(152,499)	(149,195)
Principal payments under capital leases obligations	(52,261)	(49,130)
Net cash used in financing activities	(420,299)	(530,306)

Net decrease in cash and cash equivalents	(81,998)	(521,884)

Cash and cash equivalents – beginning of period	1,621,049	1,193,313

Cash and cash equivalents – end of period	$1,539,051	$671,429

Cash paid during period for:
Interest	$17,086	$39,817
Income taxes	$165,521	$43,860

See accompanying notes to the condensed consolidated financial statements.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the six months ended June 30, 2017:

The Company incurred approximately $48,979 in capital lease obligations.

For the six months ended June 30, 2016:

The Company incurred approximately $65,418 in capital lease obligations.

See accompanying notes to the condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

SilverSun Technologies, Inc. (“SilverSun”) with its wholly owned subsidiary SWK Technologies, Inc. (“SWK” together with SilverSun, the “Company”) is a value added reseller and master developer for Sage Software’s Sage100/500 and ERP X3 financial and accounting software as well as the publisher of proprietary software solutions, including its own Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company is also a managed network service provider, providing remote network monitoring services, business continuity, disaster recovery, data backup, and application hosting. The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States. The Company is publicly traded and was quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “SSNT” until April 18, 2017. Since April 19, 2017, the Company has been listed and is traded on the NASDAQ Capital Market under the symbol “SSNT”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of June 30, 2017, the results of operations and cash flows for the three and six months ended June 30, 2017 and 2016.  These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2016 balance sheet included herein was derived from the audited financial statements included in the Company’s annual report on Form 10-K. Accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 24, 2017.

During the six months ended June 30, 2017, there have been no material changes to the Company’s significant accounting policies than those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the six months ended June 30, 2017 and 2016.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the six months ended June 30, 2017 and 2016.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations

The Company maintains its cash and cash equivalents with various institutions, which exceed federally insured limits throughout the year.  At June 30, 2017 and December 31, 2016, the Company had cash on deposit of approximately $1,227,453 and $1,280,695 respectively in excess of the federally insured limits of $250,000.

As of June 30, 2017 and December 31, 2016, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the six months ended June 30, 2017 and 2016, our top ten customers accounted for 23% ($3,761,871) and 22% ($3,579,879), respectively, of our total revenues.  The Company does not rely on any one specific customer for any significant portion of our revenue.

For the six months ended June 30, 2017 and 2016, purchases from one supplier through a “channel partner” agreement were approximately 22% and 22% of cost of revenues, respectively.  This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

As of June 30, 2017, two suppliers represented approximately 38% and 11% of total accounts payable respectively. As of December 31, 2016, one supplier represented approximately 42% of total accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of June 30, 2017 the Company believes it has no significant risk related to its concentration of accounts receivable.

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

Income Taxes

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss carryforwards. Deferred tax assets and liabilities are classified as non-current based on the classification of the related assets or liabilities for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

The Company has federal net operating loss (“NOL”) carryforwards which are subject to limitations under Section 382 of the Internal Revenue Code.

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2014 to 2017 remain open to examination for both the U.S. federal and state jurisdictions.

There were no liabilities for uncertain tax positions at June 30, 2017 and December 31, 2016.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the three and six months ended June 30, 2017 and June 30, 2016 does not include share equivalents as all warrants and options exceeded the average market price of our common stock. Convertible debt is included below, based on the if-converted method for the three and six months ended June 30, 2016. All such debt was converted on December 9, 2016.

	Three Months Ended	Three Months Ended
	June 30, 2017	June 30, 2016
Basic net income per share computation:
Net income	$120,493	$547,120
Weighted-average common shares outstanding	4,489,903	4,410,736
Basic net income per share	$0.03	$0.12
Diluted net income per share computation:
Net income	$120,493	$547,120
Weighted-average common shares outstanding	4,493,903	4,477,403
Total adjusted weighted-average shares	4,493,903	4,477,403
Diluted net income per share	$0.03	$0.12

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Basic net income per share computation:
Net income	$274,347	$621,397
Weighted-average common shares outstanding	4,488,038	4,410,736
Basic net income per share	$0.06	$0.14
Diluted net income per share computation:
Net income	$274,347	$621,397
Weighted-average common shares outstanding	4,492,038	4,477,403
Total adjusted weighted-average shares	4,492,038	4,477,403
Diluted net income per share	$0.06	$0.14

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Three Months June 30, 2017	Three Months June 30, 2016
Stock options	100,888	183,576
Warrants	208,241	203,253

Total potential dilutive securities not included in income per share	309,129	368,829

	Six Months June 30, 2017	Six Months June 30, 2016
Stock options	122,231	183,576
Warrants	208,241	203,253

Total potential dilutive securities not included in income per share	330,472	368,829

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2017	December 31, 2016
Leasehold improvements	$88,512	$30,557
Equipment, furniture and fixtures	1,890,759	1,744,439
	1,979,271	1,774,996
Less: Accumulated depreciation	(1,425,786)	(1,308,794)

Property and equipment, net	$553,485	$466,202

Depreciation expense related to these assets was $61,006 and $116,992 respectively for the three and six months ended June 30, 2017 as compared to $58,478 and $116,285 for the three and six months ended June 30, 2016.

Property and equipment under capital leases are summarized as follows:

	June 30, 2017	December 31, 2016
Equipment, furniture and fixtures	570,884	521,905
Less: Accumulated depreciation	(384,914)	(335,672)

Property and equipment, net	$185,970	$186,233

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	June 30, 2017	December 31, 2016	Estimated Useful Lives
Proprietary developed software	$972,447	$677,829	5 - 7
Intellectual property, customer list, and acquired contracts	3,069,551	3,069,551	5 - 15
Total intangible assets	$4,041,998	$3,747,380
Less: accumulated amortization	(1,519,155)	(1,316,269)
	$2,522,843	$2,431,111

Amortization expense included in depreciation and amortization was $91,036 and $202,886 for the three and six months ended June 30, 2017 respectively as compared to $113,086 and $226,172 for the three and six months ended June 30, 2016. Included in proprietary developed software is $572,772 for the six months ended June 30, 2017 not yet in service and accordingly no amortization was recorded. The Company expects the proprietary developed software to be placed in service in 2018, and has included the amortization in the future amortization schedule accordingly.

The Company expects future amortization expense to be the following:

Amortization
Balance of 2017	$153,970
2018	343,621
2019	343,621
2020	325,630
2021	289,080
Thereafter	1,066,921

Total	$2,522,843

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – LINE OF CREDIT AND PROMISSORY NOTES

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note is a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all SWK’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender. The line is also collateralized by substantially all of the assets of the Company.   Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of SWK due and owing under the terms of the Revolving Demand Note. At June 30, 2017 and December 31, 2016 there were no borrowings under this note.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At June 30, 2017 the outstanding balance was $138,315.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (“ATR”) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At June 30, 2017 the outstanding balance was $44,739.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (“PTI”) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. At June 30, 2017 the outstanding balance was $378,695.

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (“Oates”) pursuant to an Asset Purchase Agreement (the “Oates Purchase Agreement”) for cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The Oates Note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  Monthly payments including interest are $5,012. At June 30, 2017 the outstanding balance was $78,902.

At June 30, 2017, future payments of long term debt are as follows:

Remainder of 2017	$154,178
2018	257,846
2019	154,727
2020	73,900
Total	$640,651

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in the accompanying balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with interest rates ranging from 7.1% to 10.4%.

At June 30, 2017, future payments under capital leases are as follows:

Remainder of 2017	$56,606
2018	79,185
2019	20,339
2020	7,731
Total minimum lease payments	163,861
Less amounts representing interest	(12,302)
Present value of net minimum lease payments	151,559
Less current portion	(93,508)
Long-term capital lease obligation	$58,051

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – EQUITY

Equity

On January 11, 2016, the Company announced the payment of a $0.06 special cash dividend per share of Common Stock. The dividend payments were paid on January 20, 2016 for an aggregate amount of $264,699, which reduced additional paid in capital.

On July 28, 2016 (the “Effective Date”), the Company entered into a Series B Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”) with the Company’s Chief Executive Officer, Mr. Mark Meller, pursuant to which Mr. Meller was issued the only share of the Company’s authorized but unissued Series B Preferred Stock.  Mr. Meller was issued one (1) share of Series B Preferred Stock for (i) $100 in cash and (ii) as partial consideration for Mr. Meller’s personal guarantee of the Revolving Demand Note. Each one (1) share of the Series B Preferred Stock shall have voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one-hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote.  For example, if the total issued and outstanding Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of the Series B Preferred Stock shall be equal to 5,204,082 (e.g. (5,000,000 / 0.49) – 5,000,000 = 5,204,082). The Series B Preferred Stock has the rights, privileges, preferences and restrictions set for in the Certificate of Designation (the “Certificate of Designation”) filed by the Corporation with the Secretary of State of the State of Delaware (“Delaware Secretary of State”) on September 23, 2011.

On January 23, 2017, the Company announced the payment of a $0.02 special cash dividend per share of Common Stock. The dividend payments were paid out on January 31, 2017 for an aggregate amount of $89,566, which reduced additional paid in capital.

On January 27, 2017, the Company issued 100 shares of stock each to 125 non-executive employees of SWK.

On April 24, 2017, the Company announced the payment of a $0.02 special cash dividend per share of Common Stock. The dividend payments were paid out on May 10, 2017 for an aggregate amount of $89,816, which reduced additional paid in capital.

Options

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2016 and the six months ending June 30, 2017 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2016	183,576	$4.49	2.7 years	$-0-
Options granted	-	-	-
Options canceled/forfeited	(40,000)	$4.50

Outstanding options at December 31, 2016	143,576	$4.33	1.6 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited	(81,975)	$4.80

Outstanding options at June 30, 2017	61,600	$3.78	2.5 years	$-0-

Vested Options:
June 30, 2017;	30,320	$3.61	2.1 years	$-0-
December 31, 2016:	103,575	$4.47	1.0 years	$-0-

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – EQUITY (Continued)

As of June 30, 2017 the unamortized compensation expense for stock options was $95,833.  Unamortized compensation expense is expected to be recognized over a weighted-average period of three years.

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

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2016	203,253	$5.29
Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2016	203,253	$5.29

Granted	4,988	$4.01
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable June 30, 2017	208,241	$5.26

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,296,000 as of June 30, 2017, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2026 to 2034.

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

Income tax provision (benefit):

	Six Months Ended
	June 30,	June 30,
	2017	2016
Current:
Federal	$5,290	$294,185
State and local	588	36,472

Total current tax provision	5,878	330,657

Deferred:
Federal	164,378	17,100
State and local	18,264	1,900
Release of valuation allowance	-	(370,000)

Total deferred tax provision (benefit)	182,642	(351,000)

Total (benefit) provision	$188,520	(20,343)

For the year six months ended June 30, 2016, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense and 50% of general meals and entertainment which are not tax deductible. The provision for the six months ended June 30, 2017 was $188,520 as compared to the benefit for the six months ended June 30, 2016 of $20,343. The effective tax rate consists primarily of the 40% federal statutory tax rate and a blended 5% state and local tax rate.

For the six months ended June 30, 2016, the Company's Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance taking into consideration Section 382 limitations. The Company recorded a net tax benefit of $370,000, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management's assessment and evaluation of historical and projected income.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its current CFO, Crandall Melvin III which expires on May 31, 2018. The monthly rent for this office space is $2,100. Total rent expense for the three and six months ended June 30, 2017 and 2016 was $6,300 and $12,600 respectively under this lease.

The Company leases its Seattle office space from Mary Abdian, an employee of SWK, which expires September 30, 2018. The monthly rent for this office space is $3,090 and increases 3% each year. Total rent expense for the three and six months ended June 30, 2017 under this lease was $9,270 and $18,540 respectively as compared to $9,000 and $18,000 for the three and six months ended June 30, 2016.

As of June 30, 2016, long term debt and contingent consideration are considered related party liabilities as holders are current employees of the company, see Note 6.

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

The Company has a lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,100 ending May 31, 2018.

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

Total rent expense under these operating leases for the six months ended June 30, 2017 and 2016 was $207,622 and $180,530, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – COMMITMENTS (Continued)

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2016.

Remainder 2017	$192,485
2018	297,326
2019	228,671
2020	177,763
2021	176,258
thereafter	287,301
$1,359,804

Contingent Consideration

On October 1, 2015, SWK entered into an Asset Purchase Agreement (the “Macabe Purchase Agreement”) with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders. SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. Additionally, the Company will pay 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software and license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three years period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $175,558 as of June 30, 2017. The Company estimates that the contingent consideration will be fully paid by September 30, 2019.

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

We continue to develop new products, obtain new customers and increase sales to existing customers. Management also plans to increase its business and profitability by entering into collaboration agreements, buying assets, and acquiring companies in the business software and information technology consulting and managed services market with solid revenue streams and established customer bases that generate positive cash flow. We also plan to add new product offerings to provide a greater a range of products to our customers.

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016.

During the six months ended June 30, 2017 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

1)	Revenues increased 1.0% from the same six months period in the prior year.
2)	Income from operations decreased to $480,305 as compared to $629,770 for the same six months period in the prior year.
3)	Net income was $274,347 as compared to $621,397 for the same six months period in the prior year.

Revenues

Revenues for the three months ended June 30, 2017 decreased $54,250 (0.6%) to $8,508,640 as compared to $8,562,890 for the three months ended June 30, 2016.  Revenues for the six months ended June 30, 2017 increased $164,021 (1.0%) to $16,511,212 as compared to $16,347,191 for the six months ended June 30, 2016.

Software sales increased by $250,384 to $1,434,635 for the three months ended June 30, 2017 from $1,184,251 for the same period in 2016 for an overall increase of 21.1%. For the six months ended June 30, 2017 software sales increased $296,847 (14.5%) to $2,341,540 from $2,044,693 for the same period in 2016. This is attributed to increased sales and marketing activity surrounding our accounting software products.

Service revenue decreased by $304,634 to $7,074,005 for the three months ended June 30, 2017 from $7,378,639 for the same period in 2016 for an overall decrease of 4.1%. Service revenue decreased by $132,826 to $14,169,672 for the six months ended June 30, 2017 from $14,302,498 for the same period in 2016 for an overall decrease of 0.9%. This decrease is attributed to the timing of project implementation after the original software sale. As a result, deferred revenues have increased since December 31, 2016 as the company has not performed the services to meet the criteria for revenue recognition.

Gross Profit

Gross profit for the three months ended June 30, 2017 increased $53,730 (1.6%) to $3,404,088 as compared to $3,350,358 for the three months ended June 30, 2016. For the three month period ended June 30, 2017, the overall gross profit percentage was 40.0% as compared to 39.1% for the period ended June 30, 2016.

Gross profit for the six months ended June 30, 2017 increased $509,750 (8.1%) to $6,791,137 as compared to $6,281,386 for the six months ended June 30, 2016. For the six month period ended June 30, 2017, the overall gross profit percentage was 41.1% as compared to 38.4% for the period ended June 30, 2016.

The gross profit attributed to software sales increased $103,322 to $645,718 for the three months ending June 30, 2017 from $542,396 in the three months ending June 30, 2016 while gross profit attributed to software sales increased $159,769 to $1,117,713 for the six months ending June 30, 2017 from $957,944 in the six months ending June 30, 2016.   The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.

The gross profit attributed to services decreased $49,591 for the three months ending June 30, 2017 from the three months ending June 30, 2016 while gross profit attributed to services increased $349,981 for the six months ending June 30, 2017 from the six months ending June 30, 2016.

Operating Expenses

Selling and marketing expenses increased $184,517 (16.9%) to $1,275,158 for the three months ending June 30, 2017 from $1,090,641 in the three months ending June 30, 2016. Selling and marketing expenses increased $246,295 (11.3%) to $2,421,815 for the six months ended June 30, 2017 compared to $2,175,520 for the six months ended June 30, 2016. This is due to increased sales personnel and travel expenses as a result of an increase in sales and marketing activity primarily attributed to publisher trade shows.

General and administrative expenses increased $188,543 to $1,779,344 for the three months ending June 30, 2017 from $1,590,801 in the three months ending June 30, 2016. General and administrative expenses increased $374,584 (12.0%) to $3,484,318 for the six months ended June 30, 2017 as compared to $3,109,734 for the six months ended June 30, 2016. This is primarily as a result of increases in payroll and related expenses associated with the addition of management personnel.

Depreciation and amortization expense decreased $22,523 for the three months ended June 30, 2017 to $149,041 as compared to $171,564 for the three months ended June 30, 2016. Depreciation and amortization expense decreased $22,581 for the six months ended June 30, 2017 to $319,877 as compared to $342,458 for the six months ended June 30, 2016.

Income from Operations

For the three and six months ended June 30, 2017, the Company had income from operations of $192,112 and $480,305 respectively as compared to income from operations of $485,400 and $629,770, respectively for the three and six months ended June 30, 2016.

Income Taxes

For the six months ended June 30, 2017, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense and 50% of general meals and entertainment expense which is not tax deductible. The provision for the three and six months ended June 30, 2016 was $62,642 and $188,520 respectively. The effective tax rate consists primarily of the 40% federal statutory tax rate and a blended 5% state and local tax rate.

Net Income

For the three and six months June 30, 2017, the Company had net income of $120,493 and $274,347 respectively as compared to a net income of $547,120 and $621,397 respectively for the three and six months ended June 30, 2016. The net income for the six months ended June 30, 2017 is down compared to the six months ended June 30, 2016 primarily due to the additional payroll and related expenses associated with the addition of management personnel.

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

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note shall be a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all of SWK’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender. The line is also collateralized by substantially all of the assets of the Company.   Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of SWK due and owing under the terms of the Revolving Demand Note. At June 30, 2017 and December 31, 2016 there were no borrowings under this note.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year and at June 30, 2017 the outstanding balance was $138,315. On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (“ATR”) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note in the aggregate amount of $175,000 (the “ATR Note”). The ATR Note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year and at June 30, 2017 the outstanding balance was $44,739. On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (“PTI”) pursuant to an Asset Purchase Agreement (the “PTI Purchase Agreement”) for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note matures July 1, 2020.  Monthly payments are $10,645 including interest at 2.5% per year and at June 30, 2017 the outstanding balance was $378,695. On October 1, 2015 SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders (the “Macabe Purchase Agreement”). SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash and additional consideration. The Company estimated this contingent consideration to be approximately $417,971 at acquisition and which is included in the purchase price. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $175,558 as of June 30, 2017. On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement (the “Oates Purchase Agreement”) for cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The Oates Note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  The monthly payments including interest are $5,012. At June 30, 2017 the outstanding balance was $78,902.

During the six months ended June 30, 2017, the Company had a net decrease in cash of $81,998.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $788,214 in cash from operating activities for the six months ended June 30, 2017 as compared to generating $245,156 of cash for operating activities for the same period in 2016. This increase is due in large part to increased accounts receivable collection activities.

Cash used in investing activities

Investing activities for the six months ended June 30, 2017 used cash of $449,913 as compared to using cash of $236,734 for the same period in 2016. This use of cash is attributed to purchases of property and equipment and costs related to the internal development of software.

Cash used in financing activities

Financing activities for the six months ended June 30, 2017 used cash of $420,299 as compared to using cash of $530,306 for the same period in 2016. The use was due primarily to payments of cash dividends in the year of $179,383 and repayments of long term debt of $152,499.

The Company believes that as a result of the growth in business, and the availability of its Credit Line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2017.

Off Balance Sheet Arrangements

During the six months ended June 30, 2017 or for fiscal 2016, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: August 11, 2017	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Accounting Officer