Form 10-Q
period 2017-09-30
SilverSun Technologies, Inc.
filed 2017-11-13
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

or

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

As of November 8, 2017, there were 4,489,903 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS

Current assets:
Cash and cash equivalents	$1,664,210	$1,621,049
Accounts receivable, net of allowance of $375,000	3,050,022	2,501,621
Unbilled services	749,553	463,563
Prepaid expenses and other current assets	558,975	331,094

Total current assets	6,022,760	4,917,327

Property and equipment, net	490,085	466,202
Intangible assets, net	2,607,601	2,431,111
Goodwill	401,000	401,000
Deferred tax assets	2,059,902	2,414,902
Deposits and other assets	33,330	28,887

Total assets	$11,614,678	$10,659,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank line of credit	$-	$-
Accounts payable	1,965,785	1,822,071
Accrued expenses	892,403	823,591
Accrued interest	16,094	15,533
Income taxes payable	225,143	177,466
Contingent consideration – current portion	93,125	180,029
Long term debt - current portion	281,558	306,677
Capital lease obligations – current portion	84,528	94,714
Deferred revenue	2,194,716	1,690,147

Total current liabilities	5,753,352	5,110,228

Contingent consideration net of current portion	62,083	31,685
Long term debt net of current portion	282,216	486,473
Capital lease obligations net of current portion	40,068	60,127

Total liabilities	6,137,719	5,688,513

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares	-	-
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share 1 share issued and outstanding	1	1
Common stock:
Par value $0.00001; authorized 75,000,000 shares 4,489,903 and 4,477,403 shares issued and outstanding	46	46
Additional paid-in capital	12,090,515	12,176,642
Accumulated deficit	(6,613,603)	(7,205,773)

Total stockholders’ equity	5,476,959	4,970,916

Total liabilities and stockholders’ equity	$11,614,678	$10,659,429

See accompanying notes to condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues:
Product, net	$1,609,924	$1,709,901	$3,951,465	$3,754,594
Service, net	7,976,976	7,824,191	22,146,647	22,126,689
Total revenues, net	9,586,900	9,534,092	26,098,112	25,881,283

Cost of revenues:
Product	761,231	885,771	1,985,058	1,972,520
Service	5,037,811	5,094,953	13,534,059	14,074,008
Cost of revenues	5,799,042	5,980,724	15,519,117	16,046,528

Gross profit	3,787,858	3,553,368	10,578,995	9,834,755

Selling, general and administrative expenses:
Selling expenses	1,181,878	1,172,956	3,603,692	3,348,476
General and administrative expense	1,902,535	1,702,110	5,386,852	4,811,844
Share-based compensation	8,433	4,747	93,255	28,651
Depreciation and amortization	145,585	171,308	465,463	513,766
Total selling, general and administrative expenses	3,238,431	3,051,121	9,549,262	8,702,737

Income from operations	549,427	502,247	1,029,733	1,132,018

Other income (expense):
Interest expense, net	(8,122)	(13,760)	(25,561)	(52,476)
Other income	-	881	-	10,881
Total other income (expense)	(8,122)	(12,879)	(25,561)	(41,595)

Income before taxes	541,305	489,368	1,004,172	1,090,423

Provision (benefit) for income taxes	223,482	(2,262,038)	412,002	(2,282,380)

Net income	$317,823	$2,751,406	$592,170	$3,372,803

Net income per common share:
Basic	$0.07	$0.62	$0.13	$0.76
Fully diluted	0.07	0.61	0.13	0.75

Weighted average shares:
Basic	4,489,903	4,410,736	4,488,038	4,410,736
Diluted	4,493,903	4,477,403	4,492,038	4,477,403

See accompanying notes to the condensed consolidated financial statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2016 AND NINE MONTHS ENDED SEPTEMBER 30, 2017

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2016	-	$-	-	$-	4,410,736	$45	$12,198,448	$(10,642,172)	$1,556,321

Issuance of preferred share	-	-	1	1	-	-	99	-	100
Convertible note conversion into common stock	-	-	-	-	66,667	1	199,999	-	200,000
Cash dividend	-	-	-	-	-	-	(264,699)	-	(264,699)
Share-based compensation	-	-	-	-	-	-	42,795	-	42,795
Net income	-	-	-	-	-	-	-	3,436,399	3,436,399

Balance at December 31, 2016	-	$-	1	$1	4,477,403	$46	$12,176,642	$(7,205,773)	$4,970,916

Cash dividend	-	-	-	-	-	-	(179,382)	-	(179,382)
Issuance of common stock for services	-	-	-	-	12,500	-	47,500	-	47,500
Stock warrants in exchange for services	-	-	-	-	-	-	19,923	-	19,923
Share-based compensation	-	-	-	-	-	-	25,832	-	25,832
Net income	-	-	-	-	-	-	-	592,170	592,170
Balance at September 30, 2017	-	$-	1	$1	4,489,903	$46	$12,090,515	$(6,613,603)	$5,476,959

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$592,170	$3,372,803
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	355,000	(2,214,902)
Depreciation and amortization	180,392	174,507
Amortization of intangibles	285,071	339,258
Provision for bad debts	19,661	-
Share-based compensation	25,832	28,651
Common stock issued in exchange for services	47,500	-
Warrants issued in exchange for services	19,923	-

Changes in assets and liabilities:
Accounts receivable	(568,062)	(109,238)
Unbilled services	(285,990)	(138,015)
Prepaid expenses and other current assets	(227,878)	157,951
Deposits and other assets	(4,443)	322
Accounts payable	143,714	623,066
Accrued expenses	68,811	37,564
Income tax payable	47,677	(87,455)
Accrued interest	561	(257)
Deferred revenues	504,569	(668,064)
Net cash provided by operating activities	1,204,508	1,516,191

Cash flows from investing activities:
Purchase of property and equipment	(155,296)	(176,827)
Acquisition of customer list	(60,000)	-
Software development costs	(401,561)	(133,045)
Net cash used in investing activities	(616,857)	(309,872)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	-	100
Payment of cash dividend	(179,383)	(264,699)
Payment of contingent consideration	(56,505)	(123,657)
Payment of long term debt	(229,378)	(224,408)
Principal payments under capital leases obligations	(79,224)	(76,549)
Net cash used in financing activities	(544,490)	(689,213)

Net increase in cash and cash equivalents	43,161	517,106

Cash and cash equivalents – beginning of period	1,621,049	1,193,313

Cash and cash equivalents – end of period	$1,664,210	$1,710,419

Cash paid during period for:
Interest	$25,000	$50,792
Income taxes	$220,086	$61,337

See accompanying notes to the condensed consolidated financial statements.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended September 30, 2017:

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of SilverSun Technologies, Inc. as of September 30, 2017, the results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016.  These results are not necessarily indicative of the results to be expected for the full year.

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

During the nine months ended September 30, 2017, there have been no material changes to the Company’s significant accounting policies than those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2016.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the nine months ended September 30, 2017 and 2016.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the nine months ended September 30, 2017 and 2016.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations

The Company maintains its cash and cash equivalents with various institutions, which exceed federally insured limits throughout the year.  At September 30, 2017 and December 31, 2016, the Company had cash on deposit of approximately $1,321,609 and $1,280,695 respectively in excess of the federally insured limits of $250,000.

As of September 30, 2017, one customer represented 11% of the total accounts receivable and unbilled services. As of December 31, 2016, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the nine months ended September 30, 2017 and 2016, our top ten customers accounted for 22% ($5,623,698) and 20% ($5,148,867), respectively, of our total revenues.  The Company does not rely on any one specific customer for any significant portion of our revenue.

For the nine months ended September 30, 2017 and 2016, purchases from one supplier through a “channel partner” agreement were approximately 25% and 24% of cost of revenues, respectively.  This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

As of September 30, 2017, one supplier represented approximately 42% of total accounts payable. As of December 31, 2016, one supplier represented approximately 42% of total accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of September 30, 2017 the Company believes it has no significant risk related to its concentration of accounts receivable.

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

There were no liabilities for uncertain tax positions at September 30, 2017 and December 31, 2016.

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

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable, and accrued liabilities.  The carrying value of long term debt obligations approximate fair value as their stated interest rates approximate the rates currently available. The Company’s goodwill and intangibles are measured on a non-recurring basis using Level 3 inputs, as discussed in Note 5.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Authoritative Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying performance obligations and licensing, to reduce the cost and complexity of applying the guidance on identifying promised goods or services around identifying performance obligations and implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The ASU defines a five-step process to achieve the core principal and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use. The ASU will be effective for the Company in the first quarter of 2018 using either of two methods: (1) retrospective application to each prior reporting period presented with the option to elect certain practical expedients or (2) retrospective application with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain additional disclosures. Early adoption is permitted as of annual and interim reporting periods beginning after December 15, 2016. The Company is continuing to evaluate the future impact of this ASU on the consolidated financial statements and does not believe there will be a material impact to our revenue upon adoption.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the three and nine months ended September 30, 2017 and September 30, 2016 does not include share equivalents as all warrants and options exceeded the average market price of our common stock. Convertible debt is included below, based on the if-converted method for the three and nine months ended September 30, 2016. All such debt was converted on December 9, 2016.

	Three Months Ended	Three Months Ended
	September 30, 2017	September 30, 2016
Basic net income per share computation:
Net income	$317,823	$2,751,406
Weighted-average common shares outstanding	4,489,903	4,410,736
Basic net income per share	$0.07	$0.62
Diluted net income per share computation:
Net income	$317,823	$2,751,406
Weighted-average common shares outstanding	4,489,903	4,410,736
Incremental shares for stock options	4,000	-
Incremental shares for convertible promissory note	-	66,667
Total adjusted weighted-average shares	4,493,903	4,477,403
Diluted net income per share	$0.07	$0.61

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Basic net income per share computation:
Net income	$592,170	$3,372,803
Weighted-average common shares outstanding	4,488,038	4,410,736
Basic net income per share	$0.13	$0.76
Diluted net income per share computation:
Net income	$592,170	$3,372,803
Weighted-average common shares outstanding	4,488,038	4,410,736
Incremental shares for stock options	4,000	-
Incremental shares for convertible promissory note	-	66,667
Total adjusted weighted-average shares	4,492,038	4,477,403
Diluted net income per share	$0.13	$0.75

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Three Months September 30, 2017	Three Months September 30, 2016
Stock options	62,280	143,576
Warrants	208,241	203,253

Total potential dilutive securities not included in income per share	270,521	346,829

	Nine Months September 30, 2017	Nine Months September 30, 2016
Stock options	102,474	143,576
Warrants	208,241	203,253

Total potential dilutive securities not included in income per share	310,715	346,829

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2017	December 31, 2016
Leasehold improvements	$88,512	$30,557
Equipment, furniture and fixtures	1,890,759	1,744,439
	1,979,271	1,774,996
Less: Accumulated depreciation	(1,489,186)	(1,308,794)

Property and equipment, net	$490,085	$466,202

Depreciation expense related to these assets was $63,400 and $180,392 respectively for the three and nine months ended September 30, 2017 as compared to $58,222 and $174,507 for the three and nine months ended September 30, 2016.

Property and equipment under capital leases are summarized as follows:

	September 30, 2017	December 31, 2016
Equipment, furniture and fixtures	570,884	521,905
Less: Accumulated depreciation	(411,644)	(335,672)

Property and equipment, net	$159,240	$186,233

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	September 30, 2017	December 31, 2016	Estimated Useful Lives
Proprietary developed software	$1,079,390	$677,829	5 - 7
Intellectual property, customer list, and acquired contracts	3,129,551	3,069,551	5 - 15
Total intangible assets	$4,208,941	$3,747,380
Less: accumulated amortization	(1,601,340)	(1,316,269)
	$2,607,601	$2,431,111

Amortization expense included in depreciation and amortization was $82,185 and $285,071 for the three and nine months ended September 30, 2017 respectively as compared to $113,086 and $339,258 for the three and nine months ended September 30, 2016. Included in proprietary developed software is $594,401 for the nine months ended September 30, 2017 not yet in service and accordingly no amortization was recorded. The Company expects the proprietary developed software to be placed in service in 2018, and has included the amortization in the future amortization schedule accordingly. On September 1, 2017 the Company paid $60,000 to an entity for its customer list.

The Company expects future amortization expense to be the following:

Amortization
Balance of 2017	$79,863
2018	367,556
2019	367,556
2020	349,565
2021	313,015
Thereafter	1,130,046

Total	$2,607,601

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – LINE OF CREDIT AND PROMISSORY NOTES

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note is a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all SWK’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender. The line is also collateralized by substantially all of the assets of the Company.   Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of SWK due and owing under the terms of the Revolving Demand Note. At September 30, 2017 and December 31, 2016 there were no borrowings under this note.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At September 30, 2017 the outstanding balance was $120,573.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (“ATR”) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At September 30, 2017 the outstanding balance was $29,900.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (“PTI”) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. At September 30, 2017 the outstanding balance was $349,066.

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (“Oates”) pursuant to an Asset Purchase Agreement (the “Oates Purchase Agreement”) for cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The Oates Note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  Monthly payments including interest are $5,012. At September 30, 2017 the outstanding balance was $64,235.

At September 30, 2017, future payments of long term debt are as follows:

Remainder of 2017	$77,301
2018	257,846
2019	154,727
2020	73,900
Total	$563,774

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in the accompanying balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with interest rates ranging from 7.1% to 10.4%.

At September 30, 2017, future payments under capital leases are as follows:

Remainder of 2017	$26,703
2018	79,185
2019	20,339
2020	7,731
Total minimum lease payments	133,958
Less amounts representing interest	(9,362)
Present value of net minimum lease payments	124,596
Less current portion	(84,528)
Long-term capital lease obligation	$40,068

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – EQUITY

Equity

On January 11, 2016, the Company announced the payment of a $0.06 special cash dividend per share of Common Stock. The dividends were paid on January 20, 2016 totaling $264,699, which reduced additional paid in capital.

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

On January 23, 2017, the Company announced the payment of a $0.02 special cash dividend per share of Common Stock. The dividends were paid out on January 31, 2017 totaling $89,566, which reduced additional paid in capital.

On January 27, 2017, the Company issued 100 shares of stock each to 125 non-executive employees of SWK.

On April 24, 2017, the Company announced the payment of a $0.02 special cash dividend per share of Common Stock. The dividends  were paid out on May 10, 2017 totaling $89,816, which reduced additional paid in capital.

Options

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2016 and the nine months ending September 30, 2017 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2016	183,576	$4.49	2.7 years	$-0-
Options granted	-	-	-
Options canceled/forfeited	(40,000)	$4.50

Outstanding options at December 31, 2016	143,576	$3.76	1.6 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited	(81,296)	$4.80

Outstanding options at September 30, 2017	62,280	$3.78	2.3 years	$-0-

Vested Options:
September 30, 2017:	30,320	$3.61	1.8 years	$-0-
December 31, 2016:	103,575	$4.47	1.0 years	$-0-

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – EQUITY (Continued)

As of September 30, 2017 the unamortized compensation expense for stock options was $78,968.  Unamortized compensation expense is expected to be recognized over a weighted-average period of three years.

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

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2016	203,253	$5.29
Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2016	203,253	$5.29

Granted	4,988	$4.01
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable September 30, 2017	208,241	$5.26

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,323,000 as of September 30, 2017, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2026 to 2034.

Income tax provision (benefit):

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Current:
Federal	$51,302	$(107,478)
State and local	5,700	40,000

Total current tax provision	57,002	(67,478)

Deferred:
Federal	319,500	334,786
State and local	35,500	13,949
Release of valuation allowance	-	(2,563,637)

Total deferred tax provision (benefit)	355,000	(2,214,902)

Total (benefit) provision	$412,002	(2,282,380)

For the nine months ended September 30, 2016, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense and 50% of  meals and entertainment which are not tax deductible. The provision for the nine months ended September 30, 2017 was $412,002 as compared to the benefit for the nine months ended September 30, 2016 of $2,282,380. The effective tax rate consists primarily of the 40% federal statutory tax rate and a blended 5% state and local tax rate.

For the nine months ended September 30, 2016, the Company's Federal and State provision requirements were offset by the reversal of a portion of the valuation allowance taking into consideration Section 382 limitations. The Company recorded a net tax benefit of $2,563,637, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management's assessment and evaluation of historical and projected income.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its current CFO, Crandall Melvin III which expires on May 31, 2018. The monthly rent for this office space is $2,100. Total rent expense for the three and nine months ended September 30, 2017 and 2016 was $6,300 and $18,900 respectively under this lease.

The Company leases its Seattle office space from Mary Abdian, an employee of SWK, which expires September 30, 2018. The monthly rent for this office space is $3,090 and increases 3% each year. Total rent expense for the three and nine months ended September 30, 2017 under this lease was $9,270 and $27,810 respectively as compared to $9,000 and $27,000 for the three and nine months ended September 30, 2016.

As of September 30, 2017, long term debt and contingent consideration are considered related party liabilities as holders are current employees of the company, see Note 6.

NOTE 11 – COMMITMENTS

Operating Leases

Our main office was located at 5 Regent Street, Livingston, NJ  where we had 6,986 square feet of office space at a monthly rent of $7,400. The lease expired on December 31, 2016 and was subsequently extended for two months ending February 28, 2017. On March 1, 2017, the Company entered into a new operating lease agreement for its main office located at 120 Eagle Rock Avenue, East Hanover, NJ. The main office premises consists of 5,129 square feet of office space at a monthly rent starting at $8,762 and escalating to $10,044 per month by the end of the term April 30, 2024. On September 11, 2017, the Company entered into an operating lease agreement for an additional 1,870 square feet of office space at 120 Eagle Rock Ave, East Hanover, NJ commencing October 1, 2017 with a monthly rent of $3,506 for a period of one year.

The Company has a lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, NY, at a monthly rent of $2,100 ending May 31, 2018.

The Company leases 2,700 square feet of office space in Skokie, IL with a monthly rent of $3,000. This lease expires April 30, 2018.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – COMMITMENTS (Continued)

Total rent expense under these operating leases for the three and nine months ended September 30, 2017 and 2016 was $93,067 and  $300,689 and $97,037 and $277,567, respectively.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2016.

Remainder 2017	$107,320
2018	329,773
2019	228,671
2020	177,763
2021	176,258
thereafter	287,301
$1,307,086

Contingent Consideration

On October 1, 2015, SWK entered into an Asset Purchase Agreement (the “Macabe Purchase Agreement”) with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders. SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. Additionally, the Company will pay 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software and license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three years period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $155,208 as of September 30, 2017. The Company estimates that the contingent consideration will be fully paid by September 30, 2019.

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

Network and Managed Services

We provide comprehensive network and managed services designed to eliminate the IT concerns of our customers. Businesses can focus on their core strengths rather than technology issues. We adapt our solutions for virtually any type of business, from large national and international product and service providers, to small businesses with local customers. Our business continuity services provide automatic on and off-site backups, complete encryption, and automatic failure testing. We also provide email and web security, IT consulting, managed network, and emergency IT services. Our focus in the network and managed services practice is to focus on industry verticals in order to demonstrate our ability to better understand our customers’ needs.

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

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016.

During the nine months ended September 30, 2017 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

1)	Revenues increased 1.0% from the same nine months period in the prior year.
2)	Gross profit increased $744,240 or 7.6% from the same nine months period in the prior year.
3)	Income from operations decreased to $1,029,733 as compared to $1,132,018 for the same nine months period in the prior year.

Revenues

Revenues for the three months ended September 30, 2017 increased $52,808 (0.6%) to $9,586,900 as compared to $9,534,092 for the three months ended September 30, 2016.  Revenues for the nine months ended September 30, 2017 increased $216,829 (1.0%) to $26,098,112 as compared to $25,881,283 for the nine months ended September 30, 2016.

Software sales decreased by $99,977 to $1,609,924 for the three months ended September 30, 2017 from $1,709,901 for the same period in 2016 for an overall decrease of 5.8%. This decrease was attributed to some software sales that were expected to close as of September 30, 2017 that will close in the following quarter. For the nine months ended September 30, 2017 software sales increased $196,871 (5.2%) to $3,951,465 from $3,754,594 for the same period in 2016. This is attributed to increased sales and marketing activity surrounding our accounting software products.

Service revenue increased by $152,785 to $7,976,976 for the three months ended September 30, 2017 from $7,824,191 for the same period in 2016 for an overall increase of 2.0%. Service revenue increased by $19,958 to $22,146,647 for the nine months ended September 30, 2017 from $22,126,689 for the same period in 2016 for an overall increase of 0.1%. This increase is attributed to the timing of project implementation after the original software sale. Deferred revenues have increased since December 31, 2016 as the company has not performed the services to meet the criteria for revenue recognition.

Gross Profit

Gross profit for the three months ended September 30, 2017 increased $234,490 (6.6%) to $3,787,858 as compared to $3,553,368 for the three months ended September 30, 2016. For the three month period ended September 30, 2017, the overall gross profit percentage was 39.5% as compared to 37.3% for the period ended September 30, 2016.

Gross profit for the nine months ended September 30, 2017 increased $744,240 (7.6%) to $10,578,995 as compared to $9,834,755 for the nine months ended September 30, 2016. For the nine month period ended September 30, 2017, the overall gross profit percentage was 40.5% as compared to 38.0% for the period ended September 30, 2016.

The gross profit attributed to software sales increased $24,563 to $848,693 for the three months ending September 30, 2017 from $824,130 in the three months ending September 30, 2016 while gross profit attributed to software sales increased $184,333 to $1,966,407 for the nine months ending September 30, 2017 from $1,782,074 in the nine months ending September 30, 2016.   The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.

The gross profit attributed to services increased $209,927 for the three months ending September 30, 2017 from the three months ending September 30, 2016 while gross profit attributed to services increased $559,907 for the nine months ending September 30, 2017 from the nine months ending September 30, 2016.

Operating Expenses

Selling and marketing expenses increased $8,922 (0.8%) to $1,181,878 for the three months ending September 30, 2017 from $1,172,956 in the three months ending September 30, 2016. Selling and marketing expenses increased $255,216 (7.6%) to $3,603,692 for the nine months ended September 30, 2017 compared to $3,348,476 for the nine months ended September 30, 2016. This is due to increased sales personnel and travel expenses as a result of an increase in sales and marketing activity primarily attributed to publisher trade shows.

General and administrative expenses increased $200,425 (11.8%) to $1,902,535 for the three months ending September 30, 2017 from $1,702,110 in the three months ending September 30, 2016. General and administrative expenses increased $575,008 (11.9%) to $5,386,852 for the nine months ended September 30, 2017 as compared to $4,811,844 for the nine months ended September 30, 2016. This is primarily as a result of increases in payroll and related expenses associated with the addition of management personnel.

Depreciation and amortization expense decreased $25,723 for the three months ended September 30, 2017 to $145,585 as compared to $171,308 for the three months ended September 30, 2016. Depreciation and amortization expense decreased $48,303 for the nine months ended September 30, 2017 to $465,463 as compared to $513,766 for the nine months ended September 30, 2016.

Income from Operations

For the three and nine months ended September 30, 2017, the Company had income from operations of $549,427 and $1,029,733 respectively as compared to income from operations of $502,247 and $1,132,018, respectively for the three and nine months ended September 30, 2016.

Income Taxes

For the nine months ended September 30, 2017, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense and 50% of meals and entertainment expense which is not tax deductible. The provision for the three and nine months ended September 30, 2017 was $223,482 and $412,002 respectively. The effective tax rate consists primarily of the 40% federal statutory tax rate and a blended 5% state and local tax rate.

Net Income

For the three and nine months September 30, 2017, the Company had net income of $317,823 and $592,170 respectively as compared to a net income of $2,751,406 and $3,372,803 respectively for the three and nine months ended September 30, 2016. The net income for the nine months ended September 30, 2017 is down compared to the nine months ended September 30, 2016 primarily due to the tax benefit realized in the three months ended September 30, 2016.

Liquidity and Capital Resources

We are currently seeking additional operating income opportunities through potential acquisitions or investments. Such acquisitions or investments may consume cash reserves or require additional cash or equity.  Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase in current company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

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

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note shall be a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all of SWK’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender. The line is also collateralized by substantially all of the assets of the Company.   Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of SWK due and owing under the terms of the Revolving Demand Note. At September 30, 2017 and December 31, 2016 there was no balance under the Revolving Demand Note.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year and at September 30, 2017 the outstanding balance was $120,573. On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (“ATR”) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note in the aggregate amount of $175,000 (the “ATR Note”). The ATR Note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year and at September 30, 2017 the outstanding balance was $29,900. On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (“PTI”) pursuant to an Asset Purchase Agreement (the “PTI Purchase Agreement”) for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note matures July 1, 2020.  Monthly payments are $10,645 including interest at 2.5% per year and at September 30, 2017 the outstanding balance was $349,066. On October 1, 2015 SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders (the “Macabe Purchase Agreement”). SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash and additional consideration. The Company estimated this contingent consideration to be approximately $417,971 at acquisition and which is included in the purchase price. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $156,208 as of September 30, 2017. On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement (the “Oates Purchase Agreement”) for cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The Oates Note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  The monthly payments including interest are $5,012. At September 30, 2017 the outstanding balance was $64,235.

During the nine months ended September 30, 2017, the Company had a net increase in cash of $43,161.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $1,204,508 in cash from operating activities for the nine months ended September 30, 2017 as compared to generating $1,516,191 of cash for operating activities for the same period in 2016. This increase is due in large part to increased accounts receivable balance.

Cash used in investing activities

Investing activities for the nine months ended September 30, 2017 used cash of $616,857 as compared to using cash of $309,872 for the same period in 2016. This use of cash is attributed to purchases of property and equipment and costs related to the internal development of software and the acquisition of a customer list.

Cash used in financing activities

Financing activities for the nine months ended September 30, 2017 used cash of $544,490 as compared to using cash of $689,213 for the same period in 2016. The use was due primarily to payments of cash dividends in the year of $179,383 and repayments of long term debt of $229,378.

The Company believes that as a result of the growth in business which increased the cash flows, and the availability of its Credit Line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2017.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2017 or for fiscal 2016, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 24, 2017.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: November 13, 2017	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Accounting Officer