Form 10-K
period 2017-12-31
SilverSun Technologies, Inc.
filed 2018-03-26
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017 based on a closing price of $3.90 was $5,476,587. As of March 23, 2018, the registrant had 4,495,728 shares of its common stock, par value $0.00001 per share, outstanding.

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

PART I

Item 1. Business Overview

We are a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the “Cloud”. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for Electronic Data Interchange (“EDI”), time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, hosting, business continuity, cloud, email and web services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Chicago, Arizona, Southern California, North Carolina and Washington.

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

Industry Overview

As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, managed services, ERP, WMS, CRM, and BI.  Additionally, we have our own development staff building software solutions for EDI, time and billing, and various ERP enhancements.  Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. The majority of our customers are small and medium businesses (“SMBs”).

Potential Competitive Strengths

•
Independent Software Vendor. As an independent software vendor we have published integrations between ERPs and third-party products which differentiates us from other business application providers because, as a value-added reseller of the ERPs that our proprietary products integrate with, we have specific software solution expertise in the ERPs we resell, which affords us the opportunity to ensure that our proprietary products tightly integrate with the ERPs. We own the intellectual property related to these integrations, and sell the solutions both directly and through other software resellers within the Sage network.

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

Acquisitions

The markets in which we provide our services are occupied by a large number of competitors, many substantially larger than us, and with significantly greater resources and geographic reach. We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies both within our existing footprint and expanded territories. As such, we have completed twelve (12) acquisitions and/or collaborative agreements in the past sixty (60) months. We may also utilize acquisitions, whenever appropriate, to expand our technological capabilities and product offerings. We focus on acquisitions that are profitable and fit seamlessly with our existing operations.

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

•      Value-Added Resellers (“VARs”) of ERP, Warehouse Management Systems (“WMS”), CRM and BI Software. Of the hundreds of VARs in the Sage Software sales channel, we believe we are one of the top based on our 2017 revenue. VARs gross margins are a function of the sales volume they provide a publisher in a twelve (12) month period, and we are currently operating at the highest margins. Smaller resellers, who sell less and operate at significantly lower margins, are at a competitive disadvantage to companies such as ours, and are often amenable to creating a liquidity event for themselves by selling to larger organizations. We have benefitted from completing such acquisitions in a number of ways, including but not limited to: (i) garnering new customers to whom we can upsell and cross-sell our broad range of products and services; (ii) gaining technical resources that enhance our capabilities; and (iii) extending our geographic reach.

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

Enterprise Resource Planning Software Strategy

Our ERP software strategy is focused on serving the needs of our expansive installed base of customers for our Sage 100 ERP, Sage 500 ERP, and Sage BusinessWorks practices, while rapidly growing the number of customers using Sage ERP X3, NetSuite, and Acumatica.  We currently have approximately 3,000 active ERP customers using one of these six solutions, including customers using certain add-on support products to these solutions.  In the past we, have focused primarily on on-premise mid-market Sage Software solutions but in the past three years have shifted our focus to the more enterprise-level Sage ERP X3 offering, as well as diversifying into cloud ERP solutions.  This has allowed us to increase our average deal size significantly and also to keep pace with the changing trends that we see in the industry.

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

Our Products and Services

Enterprise Resource Planning Software

Substantially all our initial sales of ERP financial accounting solutions consist of pre-packaged software and associated services to customers in the United States.

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

Product Development

We are continually looking to improve and develop new products. Our product initiatives include various new product offerings, which are either extensions of existing products or newly conceptualized product offerings including, but not limited to:

• Time and Billing Exact (TBX)

• SPS RSX Connector

• MAPADOC Express

• Fusion X3 Integration

• Accellos X3 Integration

We are using a dual-shore development approach to keep product development costs at a minimum.  All our product development is led by U.S. based employees.  The project leaders are technical resources who are involved in developing technical specifications, design decisions, usability testing, and transferring the project knowledge to our offshore development team.  Several times per week, the product development leadership team meets with our project leaders and development teams to discuss project status, development obstacles, and project timelines.

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

For the years ended December 31, 2017 and 2016, purchases from Sage Software were approximately 23% and 24%, respectively, of the Company’s total cost of revenue.  Generally, the Company does not rely on any one specific supplier for all its purchases and maintains relationships with other suppliers that could replace its existing supplier should the need arise.

Customers

We market our products primarily throughout North America.  For the years ended December 31, 2017 and 2016, our top ten (10) customers accounted for 21% ($7,461,570) and 19% ($6,574,232), respectively, of our total revenues. Generally, we do not rely on any one specific customer for any significant portion of our revenue base. No single customer accounted for ten percent or more of our consolidated revenues base.

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

Employees

As of March 23, 2018, we had approximately 158 full time employees with 40 of our employees engaged in sales and marketing activities, 84 employees are engaged in service fulfillment, and 34 employees performing administrative functions.

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

Prior to June 2004, we were engaged in the design, manufacture, and marketing of specialized telecommunication equipment. On June 2, 2004, our wholly-owned subsidiary, SWK Technologies, Inc. (“SWK”) completed its acquisition of SWK, Inc. Since the acquisition of SWK, Inc. we have focused on three (3) core business sectors, including acting as the following: (i) a managed service provider for computer networks, providing cybersecurity, 24/7 remote monitoring of networks, data backup, hosting,  and business continuity and disaster recovery services; (ii) a value added reseller and master developer for Sage Software’s Sage 100 ERP, Sage 500 ERP and Sage ERP X3 enterprise resource planning (“ERP”) financial software; and (iii) publisher of its own proprietary software solutions and integrations, including its Electronic Data Interchange (“EDI”) software, “MAPADOC.” We also publish twenty (20) other assorted software solutions. We focus on the business application software and the information technology consulting market for small and medium-sized businesses (“SMB’s”), selling services and products to various end users, manufacturers, wholesalers and distributors located throughout the United States.

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

As of December 31, 2017, and December 31, 2016, we had an accumulated deficit of $7,692,242 and $7,205,773, respectively. As of December 31, 2017, and December 31, 2016 we had stockholders’ equity of $4,227,121 and $4,970,916 respectively. We may incur net losses in the future. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell our products and services, control our costs, and effectively manage our growth. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

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

Management has concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria set forth in 2013 Internal Control—Integrated Framework issued by the COSO.

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

We are dependent on Mark Meller, our Chief Executive Officer and other key employees in our operating subsidiary SWK.  The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues.

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

Risks Related To Our Securities

The market price of our common stock is likely to be volatile and could subject us to litigation.

The market price of our common stock has been and is likely to continue to be subject to wide fluctuations. Factors affecting the market price of our common stock include:

●
variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

●	issuances of new stock which dilutes earnings per share;
●	forward looking guidance to industry and financial analysts related to future revenue and earnings per share;
●	the net increases in the number of customers and paying subscriptions, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;
●	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;
●	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;
●	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;
●	announcements of customer additions and customer cancellations or delays in customer purchases;
●	recruitment or departure of key personnel;
●	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock.

In addition, if the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price of our common stock might also decline in reaction to events that affect other companies within, or outside, our industries even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been the subject of securities class action litigation. If we are to become the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

We currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.

There has been limited trading of our common stock since we began trading on the NASDAQ Capital Market in April 2017, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a smaller reporting company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as is currently the case, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

The ownership by our Chief Executive Officer of Series B Preferred Stock will likely limit your ability to influence corporate matters.

Mr. Mark Meller, our chief executive officer, is the beneficial owner of 100% of the outstanding shares of the Company’s Series B Preferred Stock. On July 28, 2016 the Company entered into a Series B Preferred Stock Purchase Agreement with the Company’s Chief Executive Officer, Mr. Mark Meller, pursuant to which Mr. Meller was issued the only share of the Company’s authorized but unissued Series B Preferred Stock. Mr. Meller was issued one (1) share of Series B Preferred Stock for (i) $100 in cash and (ii) as partial consideration for Mr. Meller’s personal guarantee of the Revolving Demand Note. One (1) share of the Series B Preferred Stock has voting rights equal to (x) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote divided by (y) forty-nine one-hundredths (0.49) minus (z) the total issued and outstanding Common Stock eligible to vote at the time of the respective vote.  For the avoidance of doubt, if the total issued and outstanding Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of the Series B Preferred Stock shall be equal to 5,204,082 (e.g. (5,000,000 / 0.49) – 5,000,000 = 5,204,082). The Series B Preferred Stock has the rights, privileges, preferences and restrictions set for in the Certificate of Designation filed by the Corporation with the Secretary of State of the State of Delaware on September 23, 2011. As a result, our chief executive officer would have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. In addition, Mr. Meller beneficially owns approximately 44.6% of our issued and outstanding common stock. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Although our shares have been approved for listing on the NASDAQ Capital Market, our shares may be subject to potential delisting if we do not meet or continue to maintain the listing requirements of the NASDAQ Capital Market.

Our shares have been approved for and currently trading on The Nasdaq Capital Market  (“Nasdaq”); however Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or delisting from Nasdaq, would make it more difficult for shareholders to dispose of our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

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

Possible adverse effect of issuance of preferred stock.

Our Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock, of which all shares are available for issuance, with designations, rights and preferences as determined from time to time by the Board of Directors. As a result of the foregoing, the Board of Directors can issue, without further shareholder approval, preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of Common Stock. The issuance of preferred stock could, under certain circumstances, discourage, delay or prevent a change in control of the Company.

Our stock price could fall and we could be delisted from the NASDAQ in which case U.S. Broker-Dealers may be discouraged from effecting transactions in shares of our common stock because they may be considered penny stocks and thus be subject to the penny stock rules.

The SEC has adopted a number of rules to regulate “penny stock” that restricts transactions involving stock which is deemed to be penny stock. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our securities have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

Stockholders should be aware that, according to SEC, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

•
In 2017 the Company leased 6,968 square feet of office space in Livingston, NJ, at a monthly rent of $7,400.  This lease expired December 31, 2016 but was subsequently extended for two months ending February 28, 2017.  The Company has entered into a new operating lease agreement for its main office relocating to East Hanover, NJ on March 1, 2017. This office space consists of 5,120 square feet at a monthly rent starting at $8,762 and escalating to $10,044 per month by the end of the term on April 30, 2024.

•
On September 11, 2017, the Company entered into an operating lease agreement for an additional 1,870 square feet of office space at the same location in East Hanover, NJ commencing October 1, 2017 with a monthly rent of $3,506 for a period of one year.

•	The Company leases office space in North Syracuse, NY, at a monthly rent of $2,100, the lease has a three year term ending May 31, 2018.

•	The Company currently leases 2,700 square feet of office space in Skokie, IL with a monthly rent of $3,000 with such lease set to expire on April 30, 2018.

•	The Company currently leases 702 square feet of office space in Minneapolis, MN with a monthly rent of $1,515 which expired March 31, 2017. The lease was renewed for one year at $1,560 per month.

•	The Company currently leases 2,105 square feet of office space in Phoenix, AZ starting at $1,271 and escalating to $2,894 per month by the end of the term September 30, 2019.

•	The Company currently leases 1,500 square feet of office space in Seattle, WA with a monthly rent of $3,000 per month escalating to $3,183 per month. The lease expires September 30, 2018.

•
The Company leased 3,422 square feet of office space in Greensboro, NC with a monthly rent of $4,182 a month. The lease expired February 28, 2017 and was extended for 2,267 square feet with a monthly rent of $2,765 expiring February 28, 2020.

•	The Company currently leases 1,745 square feet of office space in Santa Ana, CA with a monthly rent of $3,225 per month escalating to $3,402 per month by the end of the lease term on April 30, 2018.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of Common Stock were quoted on the Over-the-Counter Bulletin Board (“OTCQB”) under the symbol “SSNT” until April 18, 2017.  Since April 19, 2017, the Company has been listed and is traded on the NASDAQ Capital Market under the symbol “SSNT”.

The following table sets forth the high and low bid price for our common stock for each quarter during the past two fiscal years. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Fiscal 2016:
First Quarter (January 1 – March 31)	$2.75	$1.30
Second Quarter (April 1 – June 30)	$1.87	$1.20
Third Quarter (July 1 – September 30)	$2.40	$1.42
Fourth Quarter (October 1 – December 31)	$5.00	$1.85

Fiscal 2017:
First Quarter (January 1 – March 31)	$4.74	$3.00
Second Quarter (April 1 – June 30)	$4.39	$3.24
Third Quarter (July 1 – September 30)	$5.22	$3.64
Fourth Quarter (October 1 – December 31)	$4.84	$4.06

(b) Holders of Common Equity

As of March 23, 2018, there were 867 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

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

On April 24, 2017, the Company announced the payment of a $0.02 special cash dividend per share of Common Stock. The dividend payments announced in April was paid out on May 10, 2017 for an aggregate amount of $89,816, which was applied against additional paid in capital.

On November 15, 2017, the Company announced the payment of a $0.04 special cash dividend per share of Common Stock. The dividend payments announced in November was paid out on December 4, 2017 for an aggregate amount of $179,632, which was applied against additional paid in capital.

The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

There are 62,280 outstanding options to purchase our securities.

The following table sets forth information as of December 31, 2017 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

	All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders.	62,280	$3.78	19,393
Total	62,280	$3.78	19,393

2004 Stock Incentive Plan

The Company adopted the 2004 Stock Incentive as the amended Plan (the “2004 Plan”) in order to attract and retain qualified employees, directors, independent contractors or agents of the Company.  The 2004 Plan terminated on September 29, 2014; options granted before that date were not affected by plan termination. At December 31, 2017 and 2016, 62,280 and 143,576 options remained outstanding under the 2004 Plan, respectively.

2004 Directors’ and Officers’ Stock Incentive Plan

The Company adopted the 2004 Directors’ and Officers’ Stock Incentive Plan (the “2004 D&O Plan”) in order to provide long-term incentive and rewards to officers and directors of the Company and subsidiary and to attract and retain qualified employees, directors, independent contractors or agents of the Company. The 2004 D&O Plan terminated on September 29, 2014 and as of March 26, 2018, no securities were issued.

2007 Consultant Stock Incentive Plan

The Company adopted the 2007 Consultant Stock Incentive Plan (the “2007 Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents (“Eligible Participants”) of the Company; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company’s stockholders.  The Company has reserved 19,393 shares for issuance under this plan. Awards under the 2007 Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the 2007 Plan. The price shall be equal to or greater than 50% of the fair market value of such shares on the date of grant of such award. The Board shall determine the extent to which awards shall be payable in cash, shares of the Company’s Common Stock or any combination thereof.  The 2007 Plan (but not the awards theretofore granted under the 2007 Plan) terminated on January 22, 2017 and no awards were granted thereafter. As of March 26, 2018, no securities were issued pursuant to the 2007 Plan.

Recent Sales of Unregistered Equity Securities

There were no unregistered sales of the Company’s equity securities during 2017 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company at 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV  89119.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K and other reports filed by SilverSun Technologies, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Annual Report on Form 10-K, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

A key tactical strategy for our Company is developing smart, proprietary business management applications that effectively and efficiently integrate with existing business management systems; and in publishing proprietary solutions for niche markets that address unique manufacturing and distribution challenges and needs.  In this regard, through our wholly-owned subsidiary, SWK Technologies, Inc. (“SWK”), we publish proprietary EDI software, branded as MAPADOC.  MAPADOC is a fully integrated, easy-to use, feature-rich EDI solution for users of Sage Software, Inc.’s (“Sage”) market leading Sage 100 ERP, Sage 500 ERP and Sage ERP X3 software products and for users of the cloud ERP solution published by Acumatica, Inc. Providing seamless integration and dramatically decreasing data-entry time and associated costs, it is marketed and distributed worldwide by the Company’s direct sales force, as well as through its platform partner, SPS Commerce, Inc. and a growing national network of independent software partners and resellers, to customers largely supplying big-box retailers, including Walmart, CVS, Target and Costco.

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

We employ class instructors and host formal, topic-specific, training classes, typically on-site at our clients’ facilities. Our instructors must pass annual subject matter examinations required by Sage to retain their product-based teaching certifications.   We also provide end-user technical support services through our support/help desk, which is available during normal business hours, Monday through Friday.  Our team of qualified product and technology consultants assist customers that contact us with questions about product features, functions, usability issues and configurations.  The support/help desk offers services in a variety of ways, including prepaid services, time and materials billed as utilized and annual support contracts.  Our customers can communicate with our support/help desk through email, telephone and fax channels.

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

Investing in the acquisition of other companies and proprietary business management solutions has been an important growth strategy for our Company, allowing us to rapidly offer new products and services, expand into new geographic markets and create new and exciting profit centers.  To date, we have completed a series of strategic ventures that have served to fundamentally strengthen our Company’s operating platform and materially expand our footprint to nearly every U.S. state.  More specifically, over the past ten years, we have outright acquired, acquired select assets of or entered into revenue sharing agreements with Business Tech Solutions Group, Inc.; Wolen Katz Associates; AMP-BEST Consulting, Inc.; IncorTech; Micro-Point, Inc.; HighTower, Inc.; Point Solutions, LLC; SGEN, LLC., ESC, Inc., 2000 SOFT, Inc., Productive Tech Inc., The Macabe Associates, Oates & Co and Pinsight Technology, Inc.

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

During 2017 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth. Some of the key highlights for 2017 are as follows:

1) Revenues increased 2.14% from the prior year.
2) Income from operations was $939,258 as compared to $1,267,3473 in the prior year.
3) Sales of the Company’s proprietary and cloud-based business management solutions increased.
4) Recurring revenue from all sources represents approximately 40.7% of total revenue.

Revenues

Revenues for the year ended December 31, 2017 increased $730,058 (2.14%) to $34,852,028 as compared to $34,121,970 for the year ended December 31, 2016.

Software sales increased by $567,720 to $5,275,266 in 2017 from $4,707,546 in 2016 for an overall increase of 12.1%.  This increase was primarily due to an increase in sales of our accounting software products, such as Sage ERP X3, cloud solutions Netsuite and Acumatica, and Accellos Warehouse Management.

Service revenue increased by $162,338 to $29,576,762 in 2017 from $29,414,424 in 2016 for an overall increase of 0.6%. The overall increases are primarily due to the continued marketing efforts and aggressive competitive pricing, and the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments.

Gross Profit

Gross profit for the year ended December 31, 2017 increased $1,138,198 (8.9%) to $13,865,440 as compared to $12,727,242 for the year ended December 31, 2016. The increase in overall gross profit for this period is attributed to the increase in revenues from existing business. For the year ended December 31, 2017, the overall gross profit percentage was 39.8% as compared to 37.3 % for the year ended December 31, 2016.

The gross profit attributed to software sales increased $452,985 to $2,675,390 for 2017 from $2,222,405 in 2016 which resulted in an increase in the gross profit percentage from 47.2% in 2016 to 50.7% for 2017. The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.

The gross profit attributed to services increased $685,213 to $11,190,050 for 2017 from $10,504,837 is 2016 primarily due to the implementations of larger scale accounting systems. The gross profit percentage attributed to services increased to 37.8% in 2017 from 35.7% in 2016.

Operating Expenses

Selling and marketing expenses increased $491,762 (11.3%) to $4,849,996 for the year ended December 31, 2017 compared to $4,358,234 for the year ended December 31, 2016 due to additional sales personnel and related expenses in anticipation of accelerated growth in 2018.

General and administrative expenses increased $979,991 (15.4%) to $7,354,201 for the year ended December 31, 2017 as compared to $6,374,210 for the year ended December 31, 2016 primarily as a result of increases in payroll and related expenses associated with the  addition of management personnel and relocation of two of the Company’s offices.

Depreciation and amortization expense for the year ended December 31, 2017 was $620,297 as compared to $684,660 for the year ended December 31, 2016.

Income Taxes

For the year ended December 31, 2017, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to change in federal statutory rate from 34% to 21% and Incentive Stock Options (ISO) and 50% of general meal and entertainment expense which are not tax deductible. The total provision for the year ended December 31, 2017 was $1,394,031.

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

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At December 31, 2017 and December 31, 2016, the outstanding balance was $102,742 and $173,535 respectively.

On March 11, 2015 SWK entered into an Asset Purchase Agreement with 2000 SOFT, Inc. d/b/a ATR, a California corporation, and Karen Espinoza McGarrigle in her individual capacity as Shareholder. SWK acquired certain assets of ATR (as defined in the Purchase Agreement). In consideration for the acquired assets, the Company issued a promissory note in the aggregate principal amount of $175,000 and paid cash of $80,000. At December 31, 2017 and December 31, 2016, the outstanding balance was $14,987 and $74,194 respectively.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645. At December 31, 2017 and December 31, 2016, the outstanding balance was $319,249 and $437,403 respectively.

On October 1, 2015 SWK entered into an Asset Purchase Agreement (the “Macabe Purchase Agreement”) with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as shareholders. SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. As additional consideration, the Company paid $5,500 cash after twelve months from closing and paid $5,500 cash twenty-four months from closing on the net-to-SWK revenues for Software and Maintenance sales if certain estimates are met for a total of $11,000 and was recorded as part of the contingent consideration included in the purchase price. Additionally, the Company will pay 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software & license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three years period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition and which is included in the purchase price. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $105,635 as of December 31, 2017.

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement ( the “Oates Purchase Agreement”) cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The Oates Note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  The monthly payments including interest are $5,012. At December 31, 2017 and December 31, 2016, the outstanding balance was $49,494 and $108,018 respectively.

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK (the “Borrower”) and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note shall be a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all of the Borrower’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender.  Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of the Borrower due and owing under the terms of the Revolving Demand Note. At December 31, 2017 and December 31, 2016, the outstanding balance was $0.

During the year ended December 31, 2017, the Company had a net increase in cash of $614,298. The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $2,308,825 in cash from operating activities for the year ended December 31, 2017 as compared to generating $1,794,160 of cash for operating activities for the year ended December 31, 2016. This increase in cash provided by operating activities is primarily attributed to a decrease in accounts receivable and an increase in deferred revenue.

Cash used in investing activities

Investing activities for the year ended December 31, 2017 used cash of $815,510 as compared to using $496,719 of cash for the year ended December 31, 2016. This increase is a result of increased purchases of property and equipment and investment in software development costs.

Cash used in financing activities

Financing activities for the year ended December 31, 2017 used cash of $879,017 as compared to using cash of $869,705 for the year ended December 31, 2016. This increase in cash used in financing activities is mostly attributed to the payment of a cash dividend, contingent consideration, and repayment of the long term debt and capital lease payments.

The Company believes that as a result of the growth in business, and the availability of its credit line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations because of inflation for the year ended December 31, 2017.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, intangible assets, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

The 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017. The Tax Reform includes a number of changes in existing tax law impacting businesses including a permanent reduction in the U.S. federal statutory rate from 34% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The rate reconciliation includes the Company’s assessment of the accounting under the Tax Reform which is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared.

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2014 to 2017 remain open to examination for both the U.S. federal and state jurisdictions.

Off Balance Sheet Arrangements

During fiscal 2017, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-21 which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2017.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

The management of SilverSun Technologies, Inc. (“SilverSun” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”).The Company is considered a smaller reporting company under the appropriate SEC guidance and is currently exempt, based on Section 404(b), from attestation requirements on their internal control over financial reporting.

In order to facilitate Management’s assessment of the effectiveness of ICOFR, the Company engaged an independent consultant, Centri Business Consulting LLC, (“Centri”) to assist with the documentation and testing of internal controls. Centri commenced planning and scoping activities in June 2017 and testing of the effectiveness of ICOFR for the 2017 year continued through to March 2018.

(b) Management’s Report on Internal Control over Financial Reporting

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, Management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control - Integrated Framework (“COSO”). Based on this assessment, Management has not identified any material weaknesses or significant deficiencies. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Noting no material weaknesses, Management has concluded that the five components of internal control, including the 17 principles and related points of focus noted within the 2013 Internal Control-Integrated Framework are in place and operating effectively as of December 31, 2017.
Management has concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria set forth in 2013 Internal Control—Integrated Framework issued by the COSO.
(c) Changes in Internal Control over Financial Reporting

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)) management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the previously identified material weakness in our internal controls over financial reporting, due to the ineffective controls review of complex transactions as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016, we have undertaken a number of remedial actions in 2017 to address the previously identified material weakness by enhancing the design of our controls. Based on the enhanced design of these controls as well as the as the testing of the operating effectiveness of these controls completed to date, we believe that, as of December 31, 2017, the previously identified material weakness has been remediated

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 26, 2018:

Name	Age	Position	Officer and/or Director Since

Mark Meller	58	Chairman, President, Chief Executive Officer and Director	2003

Crandall Melvin III	61	Chief Financial Officer	2015

Stanley Wunderlich	66	Director	2011

Joseph Macaluso	66	Director	2015

John Schachtel	56	Director	2017

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

Crandall Melvin III, Chief Financial Officer

Crandall Melvin III combines over 30 years of experience in public accounting and industry, holding a number of senior management positions following a 5-year career in retail and commercial banking and equipment leasing. Mr. Melvin is also currently the CFO of SWK, the Company’s operating subsidiary, and has been so since 2007.

From 2002 to 2006, he was Co-Founder and Chief Operating Officer of AMP-Best Consulting, Inc. (“AMP-Best”) a company involved in software sales and implementation.  AMP-Best was acquired by SWK Technologies in 2006.  From 1993 to 2002, he worked in public accounting in Alaska and New York, and is currently a Certified Public Accountant licensed in the State of New York and holds the designation of Certified Global Management Accountant. Mr. Melvin has also served on boards of directors of various not-for-profit organizations located in the Syracuse Area.

Mr. Melvin has a Bachelor of Arts degree from the University of Southern California and an MBA from Syracuse University with additional graduate studies from the University of Alaska at Anchorage.

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

Mr. Macaluso has a Bachelor of Science degree in Accounting from Fairfield University.

In evaluating Mr. Macaluso’s specific experience, qualifications, attributes and skills in connection with his appointment to Board, we took into account his expertise in general management, finance, corporate governance and strategic planning, as well as his experience in operations and mergers and acquisitions.

John Schachtel, Director

On March 27, 2017, Mr. Schachtel was appointed to the Board. Before joining the Board, Mr. Schachtel was the Chief Operating Officer of OneMain Financial Holdings, Inc. As Chief Operating Officer of OneMain Financial Holdings, Inc., Mr. Schachtel’s responsibilities included oversight of sales and field operations, marketing, and centralized collections. Prior to assuming the Chief Operating Officer role, Mr. Schachtel served 11 years as the Executive Vice President, Northeast & Midwest Division for OneMain Financial Holdings, Inc.

Mr. Schachtel has a Bachelor of Science degree from Northwestern University and an MBA in Finance from New York University.

In evaluating Mr. Schachtel’s specific experience, qualifications, attributes and skills in connection with his appointment to Board, we took into account his expertise in general management, finance, corporate governance and strategic planning, as well as his experience in operations and mergers and acquisitions.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Board Composition and Director Independence

Our board of directors consists of four members: Mr. Mark Meller, Mr. Stanley Wunderlich, Mr. Joseph Macaluso, and Mr. John Schachtel.  The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Mr. Wunderlich, Mr. Macaluso, and Mr. Schachtel have qualified as independent and that they have no material relationship with us that might interfere with his or her exercise of independent judgment.

Board Committees

Currently, the Audit Committee consists of Mr. Joseph Macaluso, Mr. Stanley Wunderlich and Mr. John Schachtel. Mr. Macaluso, Chairman of the Audit Committee, may be deemed a financial expert as defined in §228.401(e) of the regulations promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended.

Currently, the Compensation Committee consists of Mr. Joseph Macaluso, Mr. Stanley Wunderlich and Mr. John Schachtel. Mr. Schachtel serves as Chairman.

Currently, the Nominating and Corporate Governance Committee consists of Mr. Joseph Macaluso, Mr. Stanley Wunderlich and Mr. John Schachtel. Mr. Wunderlich serves as Chairman.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2017, including those reports that we have filed on behalf of our directors and Section 16 officers, no director, Section 16 officer, beneficial owner of more than 10% of the outstanding common stock of the company, or any other person subject to Section 16 of the Exchange Act, failed to file with the SEC on a timely basis during the fiscal year ended December 31, 2017, except that, Joseph P. Macaluso, and Stanley Wunderlich, did not file on a timely basis. Mr. Wunderlich did not timely file his Form 3 on time in 2011. Mr. Macaluso did not timely file his Form 4 one time, but has made all required filings as of November 22, 2017. Additionally, John Schachtel became a member of the Company’s board on March 27, 2017 and was not required to make any filings in 2016.  Upon being appointed a director, Mr. Schachtel did not file timely in 2017 but has made all the required filings as of November 21, 2017.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2017 and 2016.

Name and Position(s)	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total Compensation($)
Mark Meller	2017	$640,862	$0	$0	$0	$0	$0	$0	$640,862
President, Chief Executive Officer, and Director	2016	$591,476	$0	$0	$0	$0	$0	$0	$591,476

Crandall Melvin III	2017	$199,423	$0	$0	$0	$0	$0	$0	$199,423
Chief Financial Officer	2016	$181,365	$5,773	$0	$0	$0	$0	$0	$187,138

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

The Meller Employment Agreement was entered into by the Company and Mr. Meller primarily to extend the term of Mr. Meller’s employment.  The term of the Meller Employment Agreement runs through September of 2023 (the “Term”) and shall automatically renew for additional periods of one year unless otherwise terminated in accordance with the employment agreement.  The Company will pay Mr. Meller an annual salary of $565,000 per annum, with a ten percent (10%) increase on September 1 and every anniversary of such date for the duration of the Term.

Potential Payments upon Termination or Change in Control

The Meller Employment Agreement provides for a severance payment to Mr. Meller of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control (as defined in the Meller Employment Agreement).

Outstanding Equity Awards at Fiscal Year-End 2017

The Company had no outstanding equity awards to the executives named above at the end of the most recent completed fiscal year.

Director Compensation

We pay only our independent directors for their service on our board of directors. Mr. Wunderlich will be paid $1,000 per month, payable quarterly for his service as a member of the board and as Chairman of the Nominating and Governance Committee. Mr. Macaluso will be paid $1,500 per month, payable quarterly for his service as a member of the board and as Chairman of the Audit Committee. Mr. Schachtel will be paid $1,500 per month, payable quarterly for his service as a member of the board and as Chairman of the Compensation Committee.

The following Director Compensation Table sets forth the compensation of our directors for the fiscal year ending on December 31, 2017.

Director Compensation for Fiscal 2017

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley Wunderlich	12,000	-	-	-	-	-	12,000

Joseph Macaluso	18,000	-	-	-	-	-	18,000

John Schachtel (1)	13,500	-	19,923	-	-	-	33,423

(1) John Schachtel was appointed as a director on March 27, 2017.

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

On January 29, 2015, we entered into a director agreement (“Macaluso Director Agreement”) with Joseph Macaluso, pursuant to which Mr. Macaluso was appointed to the Board effective January 29, 2015 (the “Effective Date”). The Macaluso Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Macaluso is re-elected to the Board. Under the Macaluso Director Agreement, Mr. Macaluso is to be paid a stipend of one thousand five hundred dollars ($1,500) (the “Stipend”) per month, payable quarterly. Additionally, Mr. Macaluso shall receive warrants (the “Warrants”) to purchase such number of shares of the Company’s Common Stock, as shall equal (the “Formula”) (A) $20,000 divided by (B) the closing price of the Common Stock on the OTC Markets on the date of grant of the Warrant.  The exercise price of the Warrant shall be the closing price on the date of the grant of such Warrant (the “Grant Date”) plus $0.01. The Warrant shall be fully vested upon receipt thereof (the “Vesting Date”).

On March 27, 2017, we entered into a director agreement (“Schachtel Director Agreement”) with John Schachtel, pursuant to which Mr. Schachtel was appointed to the Board effective March 27, 2017 (the “Effective Date”). The Schachtel Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Schachtel is re-elected to the Board. Under the Schachtel Director Agreement, Mr. Schachtel is to be paid a stipend of one thousand five hundred dollars ($1,500) (the “Stipend”) per month, payable quarterly. Additionally, Mr. Schachtel shall receive warrants (the “Warrants”) to purchase such number of shares of the Company’s Common Stock, as shall equal (the “Formula”) (A) $20,000 divided by (B) the closing price of the Common Stock on the OTC Markets on the date of grant of the Warrant.  The exercise price of the Warrant shall be the closing price on the date of the grant of such Warrant (the “Grant Date”) plus $0.01. The Warrant shall be fully vested upon receipt thereof (the “Vesting Date”).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 23, 2018 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 23, 2018. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 23, 2018 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o SilverSun Technologies, Inc. at 120 Eagle Rock Ave, Suite 330, East Hanover, NJ 07936.

	Number of Shares of Common Stock Beneficially Owned	Percentage of Ownership of Common Stock (1)	Outstanding Preferred Stock	Percentage Ownership of Preferred Stock (3)
5% Beneficial Shareholders
Jeffrey Roth (2)	671,384	14.93%	-	-

Officers and Directors
Mark Meller Chief Executive Officer, President and Chairman	2,006,534	44.63%	1	100%

Crandall Melvin III Chief Financial Officer	74,589	1.66%	-	-

Joseph Macaluso Director	3,333	*	-	-

Stanley Wunderlich Director	23,334	*	-	-

John Schachtel
Director	10,988	*	-	-

Officers and Directors as a Group (4 persons)	2,118,778	47.13%	1	100%

* denotes less than 1%

(1)
Based on 4,495,728 shares of Common Stock outstanding as of March 23, 2018. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

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

Director Independence

On an annual basis, each director and executive officer will be obligated to disclose any transactions with the Company in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest in accordance with Item 407(a) of Regulation S-K. Following completion of these disclosures, the Board will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy the criteria for the Nasdaq Capital Markets.

As of December 31, 2017, the Board determined that Mr. Wunderlich, Mr. Macaluso, and Mr. Schachtel were independent.

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

Services	2017	2016
Audit Fees	$90,000	$90,000

Audit - Related Fees	-	-

Tax fees	15,000	15,000

All Other Fees (a)	-	-

Total	$105,000	$105,000

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
3.3
Fourth Amended and Restated Certificate of incorporation of SilverSun Technologies, Inc., (incorporated herein by reference to Exhibit 3.1 on Form 8-K, dated June 27, 2011, filed with the SEC on June 30, 2011).

3.4	Amendment to the Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 on Form 8-K, dated June 27, 2011, filed with the SEC on June 30, 2011)
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

10.2
Employment Agreement, dated September 15, 2003, between SilverSun Technologies, Inc. and Mark Meller. (incorporated herein by reference to Exhibit 10.9 of the Registration Statement on Form SB-2 filed on November 25, 2003).

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

10.13
Termination Settlement Agreement dated May 6, 2009 by and among SilverSun Technologies, SWK Technologies, Inc., Jeffrey D. Roth and Jerome R. Mahoney. (incorporated herein by reference to Exhibit 10.2 on Form 10-K, dated May 9, 2009, filed with the SEC on May 26, 2009).

10.14
Promissory notes, dated April 11, 2011 among SilverSun Technologies, Inc and accredited investors (incorporated herein by reference to Exhibit 10.1 on Form 8-K, dated April 11, 2011, filed with the SEC on April 15, 2011).

10.15	Form of Preferred Stock Purchase Agreement (incorporated by reference to Exhibit 10.2 on the Company’s current report on Form 8-K filed with the SEC on May 12, 2011).
10.16	Amended Agreement by and between the Company and Mr. Stanley Wunderlich (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on August 3, 2011).
10.17	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on August 3, 2011).
10.18
Loan and Security Agreement by and between the Company, its subsidiary SWK Technologies, Inc and a commercial lender (incorporated herein by reference to Exhibit 10.18 of the Annual Report on Form 10-K for the  period ended December 31, 2011, filed with the SEC on March 29, 2012).

10.19	Audit Committee Charter (incorporated herein by reference to Exhibit 10.19 of the Annual Report on Form 10-K for the period ended December 31, 2011, filed with the SEC on March 29, 2012).
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

10.21
Promissory Note, dated March 11, 2015, issued in favor of 2000Soft, Inc. d/b/a Accounting Technology Resources, a California corporation (incorporated by reference to Exhibit 10.2 on the Company’s current report on Form 8-K filed with the SEC on March 17, 2015).

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

SILVERSUN TECHNOLOGIES, INC.

Date: March 26, 2018	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Date: March 26, 2018	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark Meller	Principal Executive Officer	March 26, 2018
Mark Meller

/s/ Stanley Wunderlich	Director	March 26, 2018
Stanley Wunderlich

/s/ Joseph Macaluso	Director	March 26, 2018
Joseph Macaluso

/s/ John Schachtel	Director	March 26, 2018
John Schachtel

/s/ Crandall Melvin III	Principal Financial Officer	March 26, 2018
Crandall Melvin III

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SilverSun Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SilverSun Technologies, Inc. and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2004.

Marlton, New Jersey
March 26, 2018

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2017	2016
ASSETS
Current assets:
Cash	$2,235,347	$1,621,049
Accounts receivable, net of allowance of $375,000	2,336,481	2,501,621
Unbilled services	428,208	463,563
Prepaid expenses and other current assets	403,911	331,094

Total current assets	5,403,947	4,917,327

Property and equipment, net	567,532	466,202
Intangible assets, net	2,640,457	2,431,111
Goodwill	401,000	401,000
Deferred tax assets	1,363,000	2,414,902
Deposits and other assets	36,312	28,887

Total assets	$10,412,248	$10,659,429

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$-	$-
Accounts payable	2,094,297	1,822,071
Accrued expenses	1,071,515	823,591
Accrued interest	16,283	15,533
Income taxes payable	97,097	177,466
Contingent consideration – current portion	63,380	180,029
Long term debt – current portion	257,846	306,677
Capital lease obligations – current portion	94,443	94,714
Deferred revenue	2,150,771	1,690,147

Total current liabilities	5,845,632	5,110,228

Contingent consideration net of current portion	42,255	31,685
Long term debt net of current portion	228,626	486,473
Capital lease obligations net of current portion	68,614	60,127

Total liabilities	6,185,127	5,688,513

Commitments and Contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value; authorized 1,000,000 shares No shares issued and outstanding	-	-
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share 1 share issued and outstanding	1	1
Common stock, $0.00001 par value; authorized 75,000,000 shares 4,489,903 and 4,477,403 shares issued and outstanding	46	46
Additional paid-in capital	11,919,316	12,176,642
Accumulated deficit	(7,692,242)	(7,205,773)

Total stockholders’ equity	4,227,121	4,970,916

Total liabilities and stockholders’ equity	$10,412,248	$10,659,429

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2017	December 31, 2016

Revenues:
Software product, net	$5,275,266	$4,707,546
Service, net	29,576,762	29,414,424
Total revenues, net	34,852,028	34,121,970

Cost of revenues:
Product	2,599,876	2,485,141
Service	18,386,712	18,909,587
Total cost of revenues	20,986,588	21,394,728

Gross profit	13,865,440	12,727,242

Operating expenses:
Selling and marketing expenses	4,849,996	4,358,234
General and administrative expenses	7,354,201	6,374,210
Share-based compensation	101,688	42,795
Depreciation and amortization	620,297	684,660
Total operating expenses	12,926,182	11,459,899

Income from operations	939,258	1,267,343

Other (expense) income:
Interest expense, net	(31,696)	(64,678)
Other income	-	10,000
Total other (expense) income	(31,696)	(54,678)

Income before income taxes	907,562	1,212,665

Income tax (provision) benefit	(1,394,031)	2,223,734

Net (loss) income	$(486,469)	$3,436,399

Basic and diluted net (loss) income per common share
Basic	$(0.11)	$0.78
Diluted	$(0.11)	$0.77

Weighted average shares outstanding:
Basic	4,489,013	4,414,743
Diluted	4,489,013	4,473,403

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2016	-	$-	-	$-	4,410,736	$45	$12,198,448	$(10,642,172)	$1,556,321

Convertible note conversion into common stock	-	-	-	-	66,667	1	199,999	-	200,000
Issuance of preferred share	-	-	1	1	-	-	99	-	100
Cash dividend	-	-	-	-	-	-	(264,699)	-	(264,699)
Share-Based Compensation	-	-	-	-	-	-	42,795	-	42,795
Net income	-	-	-	-	-	-	-	3,436,399	3,436,399
Balance at December 31, 2016	-	$-	1	$1	4,477,403	$46	$12,176,642	$(7,205,773)	$4,970,916

Stock warrants in exchange for services	-	-	-	-	-	-	19,923	-	19,923
Issuance of common stock for services	-	-	-	-	12,500	-	47,500	-	47,500
Cash dividend	-	-	-	-	-	-	(359,014)	-	(359,014)
Share-Based Compensation	-	-	-	-	-	-	34,265	-	34,265
Net loss	-	-	-	-	-	-	-	(486,469)	(486,469)

Balance at December 31, 2017	-	$-	1	$1	4,489,903	$46	$11,919,316	$(7,692,242)	$4,227,121

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2017	2016
Cash flows from operating activities:
Net (loss) income	$(486,469)	$3,436,399
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	1,051,902	(2,214,902)
Depreciation and amortization	255,362	232,316
Amortization of intangibles	364,934	452,344
Bad debt write-off	44,147	-
Share-based compensation	34,265	42,795
Common stock issued in exchange for services	47,500	-
Stock warrants in exchange for services	19,923	-

Changes in certain assets and liabilities:
Accounts receivable	120,993	(24,320)
Unbilled services	35,355	277,980
Prepaid expenses and other current assets	(72,817)	112,525
Deposits and other assets	(7,425)	1,002
Accounts payable	272,226	227,970
Accrued expenses	247,924	2,005
Income tax payable	(80,369)	(72,818)
Accrued interest	750	716
Deferred revenues	460,624	(679,852)
Net cash provided by operating activities	2,308,825	1,794,160

Cash flows from investing activities:
Software development costs	(514,280)	(311,917)
Acquisition of customer list	(60,000)	-
Purchases of property and equipment	(241,230)	(184,802)
Net cash used in investing activities	(815,510)	(496,719)

Cash flows from financing activities:
Payment of cash dividend	(359,014)	(264,699)
Proceeds from issuance of preferred stock	-	100
Repayment of contingent consideration	(106,079)	(188,933)
Repayments of long term debt	(306,678)	(300,033)
Principal payment under capital lease obligations	(107,246)	(116,140)
Net cash used in financing activities	(879,017)	(869,705)

Net increase in cash	614,298	427,736
Cash, beginning of year	1,621,049	1,193,313

Cash, end of year	$2,235,347	$1,621,049

Supplemental Schedule of Cash Flow Information:
During the year, cash was paid for the following:
Income taxes	$335,398	$100,885
Interest	$30,946	$64,462

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended December 31, 2017:

The Company incurred approximately $115,462 in capital lease obligations.

For the Year Ended December 31, 2016:

The Company incurred approximately $88,369 in capital lease obligations.

On December 9, 2016 the $200,000 Oates Convertible Note was converted into 66,667 shares of Common Stock.

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

SilverSun Technologies, Inc. (the “Company”) and wholly owned subsidiary SWK Technologies, Inc. (“SWK”) is a value added reseller and master developer for Sage Software’s Sage100/500 and ERP X3 financial and accounting software as well as the publisher of proprietary software solutions, including its own proprietary Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company is also a managed network service provider, providing remote network monitoring services, business continuity, disaster recovery, data backup, and application hosting. The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States. The Company is publicly traded and was quoted on the Over-the-Counter Bulletin Board (“OTCQB”) under the symbol “SSNT” until April 18, 2017. Since April 19, 2017, the Company has been listed and is traded on the NASDAQ Capital Market under the symbol “SSNT”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principals of Consolidation

The accompanying consolidated financial statements include the accounts of the “Company” and its wholly-owned subsidiary, SWK Technologies, Inc. (“SWK”). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded in the years ended December 31, 2017 and 2016.

Definite Lived Intangible Assets and Long-lived Assets

Purchased intangible assets are recorded at fair value using an independent valuation at the date of acquisition and are amortized over the useful lives of the asset using the straight-line amortization method.

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded in the years ended December 31, 2017 and 2016.

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
DECEMBER 31, 2016 AND 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At December 31, 2017, the Company had cash on deposit of approximately $1,933,772 in excess of the federally insured limits of $250,000.

For the years ended December 31, 2017 and 2016, our top ten customers accounted for 21% ($7,461,570) and 19% ($6,574,232), respectively, of our total revenues. The Company does not rely on any one specific customer for any significant portion of our revenue base.

For both the years ended December 31, 2017 and 2016, purchases from one supplier through a “channel partner” agreement were approximately 23% and 24% respectively. This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

For the years ended December 31, 2017 and 2016, one supplier represented approximately 37% and 42% of total accounts payable, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of December 31, 2017, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the consolidated statements of operations.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

The 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017. The Tax Reform includes a number of changes in existing tax law impacting businesses including a permanent reduction in the U.S. federal statutory rate from 34% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The rate reconciliation includes the Company’s assessment of the accounting under the Tax Reform which is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared.

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2014 to 2017 remain open to examination for both the U.S. federal and state jurisdictions.

There were no liabilities for uncertain tax positions at December 31, 2017 and 2016.

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

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable, and accrued liabilities.  The carrying value of longer term lease and debt obligations approximate fair value as their stated interest rates approximate the rates currently available. The Company’s intangibles are measured on a non-recurring basis using Level 3 inputs, as discussed in Note 5.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

 In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016. During the first quarter of 2017, the Company adopted this ASU.  The key effects of the adoption on the Company’s financial statements include that the Company will now recognize windfall tax benefits as deferred tax assets instead of tracking the windfall pool and recording such benefits in equity.  Additionally, the Company has elected to recognize forfeitures as they occur rather than estimating them at the time of the grant.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying performance obligations and licensing (Topic 606), to reduce the cost and complexity of applying the guidance on identifying promised goods or services around identifying performance obligations and implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The ASU defines a five-step process to achieve the core principal and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use. The ASU will be effective for the Company in the first quarter of 2018 using either of two methods: (1) retrospective application to each prior reporting period presented with the option to elect certain practical expedients or (2) retrospective application with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain disclosures.  Early adoption is permitted as of an annual and interim reporting periods beginning after December 15, 2016.  The Company has evaluated the impact of this ASU on the consolidated financial statements and does not believe there will be a material impact to their revenue.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the year ended December 31, 2017 and December 31, 2016 does not include share equivalents as all warrants and options exceeded the average market price of the common stock.

	Year Ended December 31, 2017	Year Ended December 31, 2016
Basic net (loss) income per share:
Net (loss) income	$(486,469)	$3,436,399
Weighted-average common shares outstanding	4,489,013	4,414,743
Basic net (loss) income per shares	$(0.11)	$0.78
Diluted net (loss) income per share:
Net (loss) income	$(486,469)	$3,436,399
Weighted-average common shares outstanding	4,489,013	4,473,403
Total adjusted weighted-average shares	4,489,013	4,473,403
Diluted net (loss) income per share	$(0.11)	$0.77

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Year Ended December 31, 2017	Year Ended December 31, 2016
Stock options	62,280	143,576
Warrants	208,241	203,253

Total potential dilutive securities not included in loss per share	270,521	346,829

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2017	December 31, 2016
Leasehold improvements	$88,511	$30,557
Equipment, furniture and fixtures	2,043,177	1,744,439
	2,131,688	1,774,996
Less: Accumulated depreciation	(1,564,156)	(1,308,794)

Property and equipment, net	$567,532	$466,202

Depreciation and amortization expense related to these assets for the years ended December 31, 2017 and 2016 was $255,362 and $232,316.

Property and equipment under capital leases are summarized as follows:

	December 31, 2017	December 31, 2016
Equipment, furniture and fixtures	315,560	521,905
Less: Accumulated depreciation	(126,478)	(335,672)

Property and equipment, net	$189,082	$186,233

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of developed intellectual property carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	December 31, 2017	December 31, 2016	Estimated Useful Lives
Proprietary developed software	$1,192,109	$677,829	5 – 7
Intellectual property, customer list, and acquired contracts	3,129,551	3,069,551	5 – 15
Total intangible assets	$4,321,660	$3,747,380
Less: accumulated amortization	(1,681,203)	(1,316,269)
	$2,640,457	$2,431,111

Amortization expense related to the above intangible assets was $364,934 and $452,344, respectively, the years ended December 31, 2017 and 2016.

Included in proprietary developed software is $707,118 not yet in service and accordingly no amortization was recorded. The Company expects the proprietary developed software to be placed in service in 2018, and has included amortization in the future amortization schedule accordingly. On September 1, 2017 the Company paid $60,000 to an entity for its customer list.

The Company expects future amortization expense to be the following:

Amortization

2018	$387,001
2019	387,001
2020	369,010
2021	332,460
2022	265,759
thereafter	899,226
Total	$2,640,457

NOTE 6 – LINE OF CREDIT AND PROMISSORY NOTE

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK (the “Borrower”) and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note shall be a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all of the Borrower’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender. The line is also collateralized by substantially all of the assets of the Company.   Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of the Borrower due and owing under the terms of the Revolving Demand Note. At December 31, 2017 and December 31, 2016,  the outstanding balance was $0.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At December 31, 2017 and December 31, 2016, the outstanding balance was $102,742 and $173,535 respectively.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The ATR note matures on February 1, 2018.  Monthly payments are $5,012 including interest at 2% per year. At December 31, 2017 and December 31, 2016, the outstanding balance was $14,987 and $74,194 respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 6 – LINE OF CREDIT AND PROMISSORY NOTE (Continued)

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  The monthly payments including interest are $10,645. At December 31, 2017 and December 31, 2016, the outstanding balance was $319,249 and $437,403 respectively.

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The Oates note is due in three years from the closing date and bears interest at a rate of two (2%) percent.  The monthly payments including interest are $5,012. At December 31, 2017 and December 31, 2016, the outstanding balance was $49,494 and $108,018 respectively.

At December 31, 2017, future payments of promissory notes are as follows over each of the next three fiscal years:

2018	$257,846
2019	154,726
2020	73,900
Total	$486,472

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included property and equipment, net in the accompanying balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with interest rates ranging from 7.1% to 9%.

At December 31, 2017, future payments under capital leases are as follows:

2018	$104,094
2019	45,249
2020	28,489
Total minimum lease payments	177,832
Less amounts representing interest	(14,775)
Present value of net minimum lease payments	163,057
Less current portion	(94,443)
Long-term capital lease obligation	$68,614

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 8 – EQUITY (Continued)

On January 23, 2017, the Company announced the payment of a $0.02 special cash dividend per share of Common Stock. The dividend payments were paid out on January 31, 2017 for an aggregate amount of $89,566, which was applied against additional paid in capital.

On January 27, 2017 the Company issued 100 shares of stock each to 125 non-executive employees of SWK valued at $47,500 based on the current market price at issue date.

On April 24, 2017, the Company announced the payment of a $0.02 special cash dividend per share of Common Stock. The dividend payments were paid out on May 10, 2017 for an aggregate amount of $89,816, which was applied against additional paid in capital.

On November 15, 2017, the Company announced the payment of a $0.04 special cash dividend per share of Common Stock. The dividend payments were paid out on December 4, 2017 for an aggregate amount of $179,632, which was applied against additional paid in capital.

Options

Total stock compensation recognized for the year ended December 31, 2017 and 2016 was $34,265 and $42,795, respectively.

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2017 and 2016 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2016	183,576	$4.49	2.7 years	$-0-
Options granted	-	-
Options canceled/forfeited	(40,000)	$4.50

Outstanding options at December 31, 2016	143,576	$3.76	1.6 years	$-0-
Options granted	-	$-
Options canceled/forfeited	(81,296)	$4.80

Outstanding options at December 31, 2017	62,280	$3.78	2.0 years	$-0-

Vested Options:
December 31, 2017:	34,640	$3.61	1.8 years	$-0-
December 31, 2016:	103,575	$4.47	1.0 years	$-0-

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 8 – EQUITY (Continued)

As of December 31, 2017 the unamortized compensation expense for stock options was $70,535.  Unamortized compensation expense is expected to be recognized over a weighted-average period of 2.4 years.

Warrants

On March 27, 2017 the Company granted 4,988 warrants with a fair value of approximately $19,923, which immediately vested, to John Schachtel as part of his compensation for agreeing to join the Board of Directors. The estimated fair value of the warrant has been calculated based on a Black-Scholes pricing model using the following assumptions: a) fair market value of stock of $4.00; b) exercise price of $4.01; c) Dividend yield of 0%; d) Risk free interest rate of 1.42%; e) expected volatility of 284.28%; f) Expected life of 5 years.

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2016	203,253	$5.29
Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2016	203,253	$5.29

Granted	4,988	$4.01
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2017	208,241	$5.26

NOTE 9 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,849,000 as of December 31, 2017, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2024 to 2034.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 9 – INCOME TAXES (Continued)

Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$1,745,000	$2,660,000
Long lived assets	285,000	355,000
Share based payments	13,000	8,000
Allowance for doubtful accounts	118,000	150,000
Other	15,000	11,000
Deferred tax asset	2,176,000	3,184,000

Deferred tax liabilities:
Long lived assets	(179,000)	(179,000)
Deferred tax liabilities	(179,000)	(179,000)
Net deferred tax asset	1,997,000	3,005,000
Less: Valuation allowance	(634,000)	(590,098)
Net deferred tax asset	$1,363,000	$2,414,902

The 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017. The Tax Reform includes a number of changes in existing tax law impacting businesses including a permanent reduction in the U.S. federal statutory rate from 34% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The rate reconciliation includes the Company’s assessment of the accounting under the Tax Reform which is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Accordingly, the Company has determined a preliminary $934,000 of tax provision related to Tax Reform. This initial assessment is subject to adjustment in future periods for factors including the completion of federal and state tax returns for 2017 and finalization of gross deferred tax differences, future interpretive guidance expected to be issued by U.S. Treasury, future interpretive guidance issued by states regarding conformity with the Internal Revenue Code provisions as of December 31, 2017, ongoing IRS examinations and the additional time required to refine calculations.

For the year ended December 31, 2017, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to change in federal statutory rate described above and Incentive Stock Options (ISO) and 50% of general meal and entertainment expense which are not tax deductible. The total provision for the year ended December 31, 2017 was $1,394,031.

For the year ended December 31, 2016, the Company’s Federal and State provision requirements were offset by the reversal of a significant portion of our valuation allowance, no longer deemed necessary, taking into consideration Section 382 limitations. The Company recorded a tax benefit of $2,563,637, which represents a reduction in its valuation allowance on tax attributes that are expected to be utilized based on management’s assessment and evaluation of current and projected income. Additionally, the tax return to provision true-up of prior year taxes owed was a result of over accrual of taxes for the 2015 tax year.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 9 – INCOME TAXES (Continued)

A reconciliation of the statutory income tax rate to the effective rate is as follows for the period December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Federal income tax rate	34%	34%
State income tax, net of federal benefit	10%	5%
Permanent differences	4%	6%
Prior year adjustments	-%	(20%)
	48%	25%
Change in tax rates	103%	-
Change in valuation allowance	2%	(208%)
Effective income tax rate	153%	(183%)

Income tax provision (benefit):

	Year Ended
	December 31,	December 31,
	2017	2016
Current:
Federal	$183,546	$(108,832)
State and local	158,583	100,000

Total current tax provision (benefit)	342,129	(8,832)

Deferred:
Federal	1,159,502	334,786
State and local	(107,600)	13,949
Release of valuation allowance	-	(2,563,637)

Total deferred tax provision (benefit)	1,051,902	(2,214,902)

Total provision (benefit)	$1,394,031	(2,223,734)

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its current CFO, Crandall Melvin III which expires on May 31, 2018. The monthly rent for this office space is $2,100. Total rent paid for 2017 and 2016 was $25,200 and $25,200 respectively under this lease.

The Company leases its Seattle office space from Mary Abdian, an employee of SWK, which expires September 30, 2018. The monthly rent for this office space is $3,090 and increases 3% each year. Total rent paid for 2017 and 2016 under this lease was $37,358 and $36,270 respectively under the lease.

As of December 31, 2017, long term debt and contingent consideration are considered related party liabilities as holders are current employees of the company, see Note 6 and Note 11.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 11 – COMMITMENTS

Operating Leases

Our main office was located at 5 Regent Street, Livingston, NJ where we had 6,986 square feet of office space at a monthly rent of $7,400. The lease expired on December 31, 2016 and was subsequently extended for two months ending February 28, 2017. On March 1, 2017 the Company entered into a new operating lease agreement for its main office located at 120 Eagle Rock Ave, East Hanover, NJ. The main office premises consist of 5,129 square feet of office space at a monthly rent starting at $8,762 and escalating to $10,044 per month by the end of the term April 30, 2024. On September 11, 2017, the company entered into an operating lease agreement for an additional 1,870 square feet of office space at 120 Eagle Rock Ave, East Hanover, NJ commencing October 1, 2017 with a monthly rent of $3,506 for a period of one year.

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

The Company leases 702 square feet of office space in Minneapolis, MN with a monthly rent of $1,515 a month. This lease expired March 31, 2017 and was renewed for one year at $1,560 per month.

The Company leases 2,105 square feet of office space in Phoenix, AZ starting at $1,271 and escalating to $2,894 per month by the end of the term September 30, 2019.

The Company leases 1,500 square feet of office space in Seattle, WA with a monthly rent of $3,000 a month escalating to $3,183 per month.  The lease expires September 30, 2018.

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

On January 12, 2017, the Company entered into an operating lease agreement for its south New Jersey office commencing March 1, 2017. The Company leases 6,115 square feet of office space in Thorofare, NJ starting at $4,591 per month and escalating to $5,168 per month by the end of the term February 28, 2022.

Total rent expense under these operating leases for the year ended December 31, 2017 and 2016 was $412,272 and $365,205, respectively.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2017.

2018	$329,773
2019	228,671
2020	177,763
2021	176,258
2022	127,447
Thereafter	159,854
$1,199,766

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 11 – COMMITMENTS (continued)

Contingent Consideration

On October 1, 2015, SWK entered into an Asset Purchase Agreement (the “Macabe Purchase Agreement”) with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders. SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. Additionally, the Company is obligated to 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company is obligated to pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software and license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company is obligated to pay 50% of the net margin of the sale after applicable costs and commissions for the three years period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $105,635 as of December 31, 2017. The Company estimates that the contingent consideration will be fully paid by September 30, 2019.

Employment agreements

The Company’s Chief Executive Officer and President has had an Employment Agreement with the Company since September 15, 2003. On February 4, 2016 (the “Effective Date”), the Company entered into an amended and restated employment agreement (the “Meller Employment Agreement”) with Mark Meller, pursuant to which Mr. Meller will continue to serve as the Company’s President and Chief Executive Officer. The Meller Employment Agreement was entered into by the Company and Mr. Meller primarily to extend the term of Mr. Meller’s employment.  The term of the Meller Employment Agreement is for an additional 7 years through September of 2023 (the “Term”) and shall automatically renew for additional periods of one year unless otherwise terminated in accordance with the employment agreement. As of the renewal date, the Company agreed to pay Mr. Meller and annual salary of $565,000 with a ten percent (10%) increase every year. The Meller Employment Agreement provides for a severance payment to Mr. Meller of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control (as defined in the Meller Employment Agreement).

NOTE 12 – SUBSEQUENT EVENTS

 On January 18, 2018, the Company issued 100 shares of stock each to 10 non-executive employees of SWK Technologies, Inc. valued at $3,830 based on the current market price at issuance date.

On February 8, 2018, Board approved entering into a financial advisory agreement with WestPark Capital, Inc. The Company issued 4,825 shares of Common Stock at $3.70 per share or $17,853.