Form 10-Q
period 2018-03-31
SilverSun Technologies, Inc.
filed 2018-05-14
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

As of May 11, 2018, there were 4,501,755 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
	March 31, 2018	December 31, 2017
ASSETS

Current assets:
Cash	$1,807,171	$2,235,347
Accounts receivable, net of allowance of $375,000	3,024,865	2,336,481
Unbilled services	706,963	428,208
Prepaid expenses and other current assets	344,146	403,911

Total current assets	5,883,145	5,403,947

Property and equipment, net	512,728	567,532
Intangible assets, net	2,743,360	2,640,457
Goodwill	401,000	401,000
Deferred tax assets	1,342,000	1,363,000
Deposits and other assets	36,312	36,312

Total assets	$10,918,545	$10,412,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank line of credit	$-	$-
Accounts payable	2,289,691	2,094,297
Accrued expenses	912,510	1,071,515
Accrued interest	14,062	16,283
Income taxes payable	100,052	97,097
Contingent consideration – current portion	54,667	63,380
Long term debt - current portion	194,485	257,846
Capital lease obligations – current portion	77,559	94,443
Deferred revenue	2,673,295	2,150,771

Total current liabilities	6,316,321	5,845,632

Contingent consideration net of current portion	26,056	42,255
Long term debt net of current portion	179,583	228,626
Capital lease obligations net of current portion	57,338	68,614

Total liabilities	6,579,298	6,185,127

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares No shares issued and outstanding	-	-
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share 1 share issued and outstanding	1	1
Common stock, $0.00001 par value; authorized 75,000,000 shares 4,501,755 and 4,489,903 shares issued and outstanding	46	46
Additional paid-in capital	11,973,055	11,919,316
Accumulated deficit	(7,633,855)	(7,692,242)

Total stockholders’ equity	4,339,247	4,227,121

Total liabilities and stockholders’ equity	$10,918,545	$10,412,248

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Software product, net	$1,635,061	$906,905
Service, net	7,675,013	7,095,667
Total revenues, net	9,310,074	8,002,572

Cost of revenues:
Product	877,861	434,909
Service	4,491,475	4,180,614
Total cost of revenues	5,369,336	4,615,523

Gross profit	3,940,738	3,387,049

Selling, general and administrative expenses :
Selling and marketing expenses	1,596,373	1,146,656
General and administrative expenses	2,059,669	1,704,976
Share based compensation expenses	53,740	76,389
Depreciation and amortization expenses	142,634	170,836
Total selling, general and administrative expenses	3,852,416	3,098,857

Income from operations	88,322	288,192

Other income (expense)
Interest expense, net	(6,689)	(8,461)
Total other income (expense)	(6,689)	(8,461)

Income before taxes	81,633	279,731

Provision for income taxes	23,246	125,878

Net income	$58,387	$153,853

Net income per common share – basic and fully diluted	$0.01	$0.03
Weighted average shares
Basic	4,493,617	4,486,153
Diluted	4,497,617	4,490,153

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2017 AND THREE MONTHS ENDED MARCH 31, 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2017	-	$-	1	$1	4,477,403	$46	$12,176,642	$(7,205,773)	$4,970,916

Stock warrants in exchange for services	-	-	-	-	-	-	19,923	-	19,923
Issuance of common stock for services	-	-	-	-	12,500	-	47,500	-	47,500
Cash dividend	-	-	-	-	-	-	(359,014)	-	(359,014)
Share-based compensation	-	-	-	-	-	-	34,265	-	34,265
Net loss	-	-	-	-	-	-	-	(486,469)	(486,469)

Balance at December 31, 2017	-	$-	1	$1	4,489,903	$46	$11,919,316	$(7,692,242)	$4,227,121

Issuance of common stock for services	-	-	-	-	11,852	-	45,306	-	45,306
Share-based compensation	-	-	-	-	-	-	8,433	-	8,433
Net income	-	-	-	-	-	-	-	58,387	58,387
Balance at March 31, 2018	-	$-	1	$1	4,501,755	$46	$11,973,055	$(7,633,855)	$4,339,247

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$58,387	$153,853
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	21,000	120,000
Depreciation and amortization	71,138	55,986
Amortization of intangibles	71,496	114,850
Bad debt expense	15,974	-
Share-based compensation	8,433	8,966
Common stock for services	45,306	47,500
Warrants in exchange for services	-	19,923

Changes in assets and liabilities:
Accounts receivable	(704,358)	235,015
Unbilled services	(278,755)	(243,454)
Prepaid expenses and other current assets	12,722	(3,994)
Deposits and other assets	-	(13,353)
Accounts payable	195,394	(295,441)
Accrued expenses	(159,005)	(138,623)
Income tax payable	2,955	5,053
Accrued interest	184	185
Deferred revenues	522,524	67,051
Net cash (used in) provided by operating activities	(116,605)	133,517

Cash flows from investing activities:
Purchase of property and equipment	(16,334)	(64,928)
Software development costs	(174,399)	(128,671)
Net cash used in investing activities	(190,733)	(193,599)

Cash flows from financing activities:
Payment of cash dividend	-	(89,566)
Payment of contingent consideration	(24,912)	(7,823)
Payment of long term debt	(67,766)	(76,041)
Payment of capital lease obligations	(28,160)	(26,608)
Net cash used in financing activities	(120,838)	(200,038)

Net decrease in cash	(428,176)	(260,120)

Cash, beginning of period	2,235,347	1,621,049

Cash, end of period	$1,807,171	$1,360,929

Cash paid during period for:
Interest	$6,505	$8,276
Income taxes	$-	$825

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the three months ended March 31, 2018:

On March 31, 2018, the remaining principal and accrued interest on the note payable to Oates was offset against a related party receivable of $47,043.

For the three months ended March 31, 2017:

None

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

SilverSun Technologies, Inc. (“SilverSun”) and wholly owned subsidiary SWK Technologies, Inc. (“SWK” together with SilverSun, the “Company”) is a value added reseller and master developer for Sage Software’s Sage100/500 and ERP X3 financial and accounting software as well as the publisher of proprietary software solutions, including its own Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company is also a managed network service provider, providing remote network monitoring services, business continuity, disaster recovery, data backup, and application hosting. The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States. The Company is publicly traded and was quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “SSNT” until April 18, 2017. Since April 19, 2017, the Company has been listed and is traded on the NASDAQ Capital Market under the symbol “SSNT”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2018, the results of operations and cash flows for the three months ended March 31, 2018 and 2017.  These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2017 balance sheet included herein was derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K. Accordingly, the financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 26, 2018.

Principals of Consolidation

The condensed consolidated financial statements include the accounts of SilverSun and its wholly owned subsidiary SWK. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three months ended March 31, 2018 and 2017.

Capitalization of proprietary developed software

Software development costs are accounted for in accordance with ASC 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and designing phase of software development are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is over the estimated economic life of the software. Amortization commences when a solution is available for general release to clients.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three months ended March 31, 2018 and 2017.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts.
Topic 606 is effective as of January 1, 2018 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018.
Software product revenue is recognized when the product is delivered to the customer and our performance obligation is fulfilled.

Service revenue is recognized when the professional consulting, maintenance or other ancillary services are provided to the customer. Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales. Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales.

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

Commissions

Sales commissions relating to service revenues are considered incremental and recoverable costs of obtaining a project with our customer.  These commissions are calculated based on estimated revenue to be generated over the life of the project.  These costs are deferred and expensed as the service revenue is earned.  Commission expense is included in selling and marketing expenses in the accompanying condensed consolidated statements of income.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At March 31, 2018 and December 31, 2017, the Company had cash on deposit of approximately $1,457,879 and $1,933,772, respectively, in excess of the federally insured limits of $250,000.

As of March 31, 2018, one customer represented approximately 17% of the total accounts receivable and unbilled services.

For the three months ended March 31, 2018 and 2017, our top ten customers accounted for 25% ($2,296,492) and 22% ($1,781,773), respectively, of our total revenues.  The Company does not rely on any one specific customer for any significant portion of our revenue.

For the three months ended March 31, 2018 and 2017, purchases from one supplier through a “channel partner” agreement were approximately 25% and 23% of cost of revenues, respectively.  This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

As of March 31, 2018 and December 31, 2017, one supplier represented approximately 34% and 37% of total accounts payable respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash.  As of March 31, 2018, the Company believes it has no significant risk related to its concentration of accounts receivable.

Accounts Receivable

Accounts receivable consist primarily of invoices for maintenance and professional services. Full payment for software ordered by customers is primarily due in advance of ordering from the software supplier. Payments for maintenance and support plan renewals are due before the beginning of the maintenance period. Terms under our professional service agreements are generally 50% due in advance and the balance on completion of the services.

The Company maintains an allowance for bad debt estimated by considering a number of factors, including the length of time the amounts are past due, the Company’s previous loss history and the customer’s current ability to pay its obligations.  Accounts are written off when deemed uncollectable.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization.  Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally three to seven years.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives or the term of the lease, whichever is shorter. Maintenance and repairs that do not materially add to the value of the equipment nor appreciably prolong its life are charged to expense as incurred.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the Unaudited Condensed Consolidated Statements of Income.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss carryforwards. Based on ASU 2015-17, all deferred tax assets or liabilities are classified as long-term. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

The Company has federal net operating loss (“NOL”) carryforwards which are subject to limitations under Section 382 of the Internal Revenue Code.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017. The Tax Reform includes a number of changes in existing tax law impacting businesses including a permanent reduction in the U.S. federal statutory rate from 34% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The rate reconciliation includes the Company’s assessment of the accounting under the Tax Reform which is preliminary and is based on information that was available to management at the time the unaudited condensed consolidated financial statements were prepared.

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2014 to 2018 remain open to examination for both the U.S. federal and state jurisdictions.

There were no liabilities for uncertain tax positions at March 31, 2018 or December 31, 2017.

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

Recently Adopted Authoritative Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The ASU defines a five-step process to achieve the core principal and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use. The ASU was effective for the Company in the first quarter of 2018 using either of two methods: (1) retrospective application to each prior reporting period presented with the option to elect certain practical expedients or (2) retrospective application with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain disclosures. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018.

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

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the three months ended March 31, 2018 and March 31, 2017 does not include all share equivalents as the exercise price of certain warrants and options exceeded the average market price of the common stock.

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Basic net income per share computation:
Net income	$58,387	$153,853
Weighted-average common shares outstanding	4,493,617	4,486,153
Basic net income per share	$0.01	$0.03
Diluted net income per share computation:
Net income	$58,387	$153,853
Weighted-average common shares outstanding	4,493,617	4,486,153
Incremental shares for stock options	4,000	4,000
Total adjusted weighted-average shares	4,497,617	4,490,153
Diluted net income per share	$0.01	$0.03

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Three Months March 31, 2018	Three Months March 31, 2017
Stock options	62,280	133,576
Warrants	208,241	208,240

Total potential dilutive securities not included in income per share	270,521	341,816

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2018	December 31, 2017
Leasehold improvements	$94,031	$88,511
Equipment, furniture and fixtures	2,053,991	2,043,177
	2,148,022	2,131,688
Less: Accumulated depreciation and amortization	(1,635,294)	(1,564,156)

Property and equipment, net	$512,728	$567,532

Depreciation and amortization expense related to these assets for the three months ended March 31, 2018 and 2017 was $71,138 and $55,986, respectively.

Property and equipment under capital leases are summarized as follows:

	March 31, 2018	December 31, 2017
Equipment, furniture and fixtures	267,084	315,560
Less: Accumulated amortization	(121,308)	(126,478)

Property and equipment, net	$145,776	$189,082

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	March 31, 2018	December 31, 2017	Estimated Useful Lives
Proprietary developed software	$1,366,508	$1,192,109	5 - 7
Intellectual property, customer list, and acquired contracts	3,129,551	3,129,551	5 – 15
Total intangible assets	$4,496,059	$4,321,660
Less: accumulated amortization	(1,752,699)	(1,681,203)
	$2,743,360	$2,640,457

Amortization expense included in depreciation and amortization expense was $71,496 for the three months ended March 31, 2018 as compared to $114,850 for the three months ended March 31, 2017. Included in proprietary developed software is $881,517 for the three months ended March 31, 2018 and $707,118 for the year ended December 31, 2017 not yet in service. The Company expects the proprietary developed software to be placed in service in 2018, and has included the amortization in the future amortization schedule accordingly.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (Continued)

The Company expects future amortization expense to be the following:

Amortization
Balance of 2018	$214,488
2019	411,916
2020	393,924
2021	357,374
2022	290,672
Thereafter	1,074,986

Total	$2,743,360

NOTE 6 – LINE OF CREDIT AND LONG-TERM DEBT

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note is a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all SWK’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and its Chief Executive Officer, Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender. The line is also collateralized by substantially all of the assets of the Company.   Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of SWK due and owing under the terms of the Revolving Demand Note. At March 31, 2018 and December 31, 2017 there were no borrowings under this note.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At March 31, 2018 and December 31, 2017, the outstanding balance was $84,822 and $102,742, respectively.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The ATR Note matured on February 1, 2018.  At December 31, 2017, the outstanding balance was $14,987. At March 31, 2018 there was no outstanding balance.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. At March 31, 2018 and December 31, 2017, the outstanding balance was $289,246 and $319,249, respectively.

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement for cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The Oates Note is due three years from the closing date and bears interest at a rate of two (2%) percent.  At December 31, 2017 the outstanding balance was $49,994. At March 31, 2018 there was no outstanding balance.

At March 31, 2018, future payments of long term debt are as follows:

Remainder of 2018	$145,441
2019	154,727
2020	73,900
Total	$374,068

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in the accompanying consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with interest rates ranging from 7.1% to 9.0%.

At March 31, 2018, future payments under capital leases are as follows:

Remainder of 2018	$72,764
2019	45,249
2020	28,489
Total minimum lease payments	146,502
Less amounts representing interest	(11,605)
Present value of net minimum lease payments	134,897
Less current portion	(77,559)
Long-term capital lease obligation	$57,338

NOTE 8 – EQUITY

Equity

On January 18, 2018, the Company issued 100 shares of stock each to 10 non-executive employees of SWK valued at $3,830 based on the current market price at issuance date.

On February 8, 2018 and March 23, 2018, the Company issued 4,825 and 5,115 shares of stock, respectively, in exchange for financial advisory services. The shares are based on the current market price at issuance date with a value of $17,852 and $20,204, respectively.

On March 30, 2018, the Company issued 912 shares of stock for legal services valued at $3,420 based on the current market price at issuance date.

All shares issued during the period ended March 31, 2018 were unrestricted and fully vested.

Options

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2017 and the three months ending March 31, 2018 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2017	143,576	$3.76	1.6 years	$-0-
Options granted	-	-	-
Options canceled/forfeited	(81,296)	$4.80

Outstanding options at December 31, 2017	62,280	$3.78	2.0 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited	-

Outstanding options at March 31, 2018	62,280	$3.78	1.8 years	$-0-

Vested Options:
March 31, 2018:	36,640	$3.61	1.4 years	$-0-
December 31, 2017:	34,640	$3.61	1.8 years	$-0-

As of March 31, 2018, the unamortized compensation expense for stock options was $62,102.  Unamortized compensation expense is expected to be recognized over a weighted-average period of 2.3 years.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – EQUITY (Continued)

Warrants

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2017	203,253	$5.29
Granted	4,988	$4.01
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2017	208,241	$5.26

Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable March 31, 2018	208,241	$5.26

NOTE 9 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,849,000 as of March 31, 2018, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2024 to 2034.

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

Income tax provision:

	Three Months Ended
	March 31,	March 31,
	2018	2017
Current:
Federal	$-	$5,290
State and local	2,246	588

Total current tax provision	2,246	5,878

Deferred:
Federal	20,000	108,000
State and local	1,000	12,000

Total deferred tax provision	21,000	120,000

Total provision	$23,246	125,878

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – INCOME TAXES (Continued)

For the three months ended March 31, 2018, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense and 50% of general meals which is not deductible. The provision for the three months ended March 31, 2018 was $23,246. The effective tax rate consists primarily of the 21% federal statutory tax rate and a blended 5% state and local tax rate.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its current CFO, Crandall Melvin III which expires on May 31, 2018. The monthly rent for this office space is $2,100. Total rent expense for the three months ended March 31, 2018 and 2017 was $6,300 and $6,300 respectively under this lease.

The Company leases its Seattle office space from Mary Abdian, an employee of SWK, which expires September 30, 2018. The monthly rent for this office space is $3,090 and increases 3% each year. Total rent expense for the three months ended March 31, 2018 and 2017, pursuant to this lease, was $9,548 and $9,270 respectively.

As of March 31, 2018, long term debt and contingent consideration are considered related party liabilities as holders are current employees of the Company, see Note 6 and Note 11.

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

The Company has a lease, with a one-year extension, for office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,100.  The lease expired on May 31, 2015 and was subsequently extended for a three-year term commencing June 1, 2015 and ending May 31, 2018.

The Company leases 2,700 square feet of office space in Skokie, Illinois with a monthly rent of $3,000. This lease expires April 30, 2018. The lease is not being renewed.

The Company leases 702 square feet of office space in Minneapolis, MN with a monthly rent of $1,560 a month. This lease expired March 31, 2018. This lease has converted to a month to month payment.

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

The Company leases 1,745 square feet of office space in Santa Ana, CA with a monthly rent of $3,225 per month escalating to $3,402 per month by the end of the lease term, April 30, 2018. This lease is not being renewed.

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

Total rent expense under these operating leases for the three months ended March 31, 2018 and 2017 was $108,549 and $111,241, respectively.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2017.

Remainder 2018	$225,621
2019	228,671
2020	177,763
2021	176,258
2022	127,447
thereafter	159,854
$1,095,614

Contingent Consideration

On October 1, 2015, SWK entered into an Asset Purchase Agreement (the “Macabe Purchase Agreement”) with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders. SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. Additionally, the Company will pay 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software & license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three year period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $80,723 as of March 31, 2018. The Company estimates that the contingent consideration will be fully paid by September 30, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. and its wholly owned subsidiary SWK Technologies, Inc. (the “Company”, “we”, “us” and “our”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017.

During the three months ended March 31, 2018 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

1)	Revenues increased 16.3% from the same three month period in the prior year.
2)	Income from operations decreased to $88,322 as compared to $288,192 for the same three month period in the prior year.
3)	Net income was $58,387 as compared to $153,853 for the same three month period in the prior year.

Revenues

Revenues for the three months ended March 31, 2018 increased $1,307,502 (16.3%) to $9,310,074 as compared to $8,002,572 for the three months ended March 31, 2017. Software sales increased by $728,156 to $1,635,061 for the three months ended March 31, 2018 from $906,905 for the same period in 2017 for an overall increase of 80.3%.  Service revenue increased by $579,346 to $7,675,013 for the three months ended March 31, 2018 from $7,095,667 for the same period in 2017 for an overall increase of 8.2%. This is attributed to an increase in project consulting services.

Gross Profit

Gross profit for the three months ended March 31, 2018 increased $553,689 (16.3%) to $3,940,738 as compared to $3,387,049 for the three months ended March 31, 2017. For the period ended March 31, 2018, the overall gross profit percentage was 42.3% as compared to 42.3% for the period ended March 31, 2017.   The gross profit attributed to software sales increased $285,204 to $757,200 for the three months ending March 31, 2018 from $471,996 in the three months ending March 31, 2017.  The mix of products being sold by the Company changes from time to time which causes the overall gross margin percentage to vary. The gross profit attributed to services increased $268,485 for the three months ending March 31, 2018 from the three months ending March 31, 2017. The gross profit percentage attributed to services increased to 41.5% in 2018 from 41.1% in 2017.

Operating Expenses

Selling and marketing expenses increased $449,717 (39.2%) to $1,596,373 for the three months ended March 31, 2018 compared to $1,146,656 for the three months ended March 31, 2017 due to increased sales personnel and travel expenses.

General and administrative expenses increased $354,693 (20.8%) to $2,059,669 for the three months ended March 31, 2018 as compared to $1,704,976 for the three months ended March 31, 2017 primarily as a result of increases in payroll and related expenses associated with the addition of management personnel.

During the three months ended March 31, 2018, the Company recognized $8,433 of share-based compensation expense as a result of the granting of stock options to some of its non-executive employees as compared to $8,966 for the same three month period in 2017.

Additionally, during the three months ended March 31, 2018, the Company recognized $3,830 of expense related to the issuance of 1,000 shares of common stock to 10 non-executive employees, whereas for the three months ended March 31, 2017, the Company recognized $47,500 of expense related to the issuance of 12,500 shares of common stock to 125 non-executive employees. For the three months ended March 1, 2018, the Company recognized $41,476 of expense related to the issuance of 10,852 shares of common stock for legal and financial advisory services. During the three months ended March 31, 2017, the Company recognized $19,923 of expense related to the issuance of warrants as partial compensation for an individual to join the Board of Directors.

Income from Operations

For the three months ended March 31, 2018, the Company had income from operations of $88,322 as compared to income from operations of $288,192 for the same period in 2017.

Income Taxes

For the three months ended March 31, 2018, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The provision for the three months ended March 31, 2018 was $23,246, and for the three months ended March 31, 2017 the provision was $125,878. The effective tax rate consists primarily of the 21% federal statutory tax rate and a blended 5% state and local tax rate for 2018 versus the 34% federal statutory tax rate for 2017.

Net Income

For the three months March 31, 2018, the Company had net income of $58,387 as compared to a net income of $153,853 for the three months ended March 31, 2017 for the reasons mentioned above.

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

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note shall be a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all of SWK’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender. The line is also collateralized by substantially all of the assets of the Company.  Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of SWK due and owing under the terms of the Revolving Demand Note. At March 31, 2018 and December 31, 2017 there were no borrowings under this note.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year and at March 31, 2018 the outstanding balance was $84,822. On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement (the “PTI Purchase Agreement”) for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note matures July 1, 2020.  Monthly payments are $10,645 including interest at 2.5% per year and at March 31, 2018 the outstanding balance was $289,246. On October 1, 2015 SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders (the “Macabe Purchase Agreement”). SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash and additional consideration. The Company estimated this contingent consideration to be approximately $417,971 at acquisition and which is included in the purchase price. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $80,723 as of March 31, 2018.

During the three months ended March 31, 2018, the Company had a net decrease in cash of $428,176.  The Company’s principal sources and uses of funds were as follows:

Cash (used in) provided by operating activities

The Company used $116,605 in cash from operating activities for the three months ended March 31, 2018 as compared to generating $133,517 of cash for operating activities for the same period in 2017. This use of cash is attributed to the increase in accounts receivable and unbilled services.

Cash used in investing activities

Investing activities for the three months ended March 31, 2018 used cash of $190,733 as compared to using cash of $193,599 for the same period in 2017. This use of cash is attributed to purchases of property and equipment and costs related to the internal development of software.

Cash used in financing activities

Financing activities for the three months ended March 31, 2018 used cash of $120,838 as compared to using cash of $200,038 for the same period in 2017. The decrease was due primarily to payments of a cash dividend in the prior year compared to the current year.

The Company believes that as a result of the growth in business, and the availability of its Credit Line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2018.

Off Balance Sheet Arrangements

During the three months ended March 31, 2018 or for fiscal 2017, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures

Evaluation of Disclosure and Control Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 26, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Other than disclosed above in the financial statements and footnotes, there were no unregistered sales of equity securities that were not otherwise disclosed in a current report on Form 8-K.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: May 14, 2018	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Accounting Officer