Form 10-Q
period 2018-06-30
SilverSun Technologies, Inc.
filed 2018-08-13
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒    No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 10, 2018, there were 4,501,755 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS

Current assets:
Cash	$1,154,132	$2,235,347
Accounts receivable, net of allowance of $375,000	2,858,601	2,336,481
Unbilled services	565,365	428,208
Prepaid expenses and other current assets	380,905	403,911

Total current assets	4,959,003	5,403,947

Property and equipment, net	753,405	567,532
Intangible assets, net	4,357,972	2,640,457
Goodwill	401,000	401,000
Deferred tax assets	1,335,000	1,363,000
Deposits and other assets	40,934	36,312

Total assets	$11,847,314	$10,412,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank line of credit	$-	$-
Accounts payable	1,646,067	2,094,297
Accrued expenses	948,198	1,071,515
Accrued interest	16,064	16,283
Income taxes payable	44,343	97,097
Contingent consideration – current portion	35,943	63,380
Long term debt - current portion	458,399	257,846
Capital lease obligations – current portion	117,185	94,443
Deferred revenue	2,763,533	2,150,771

Total current liabilities	6,029,732	5,845,632

Contingent consideration net of current portion	35,943	42,255
Long term debt net of current portion	1,267,468	228,626
Capital lease obligations net of current portion	151,567	68,614

Total liabilities	7,484,710	6,185,127

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares No shares issued and outstanding	-	-
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share 1 share issued and outstanding	1	1
Common stock, $0.00001 par value; authorized 75,000,000 shares 4,501,755 and 4,489,903 shares issued and outstanding	46	46
Additional paid-in capital	11,979,194	11,919,316
Accumulated deficit	(7,616,637)	(7,692,242)

Total stockholders’ equity	4,362,604	4,227,121

Total liabilities and stockholders’ equity	$11,847,314	$10,412,248

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues:
Software product, net	$1,367,660	$1,434,635	$3,002,721	$2,341,540
Service, net	8,315,564	7,074,005	15,990,578	14,169,672
Total revenues, net	9,683,224	8,508,640	18,993,299	16,511,212

Cost of revenues:
Product	726,860	788,918	1,604,722	1,223,827
Service	4,930,467	4,315,634	9,421,942	8,496,248
Cost of revenues	5,657,327	5,104,552	11,026,664	9,720,075

Gross profit	4,025,897	3,404,088	7,966,635	6,791,137

Selling, general and administrative expenses:
Selling and marketing expenses	1,719,484	1,275,158	3,315,858	2,421,815
General and administrative expenses	2,093,905	1,779,344	4,153,573	3,484,318
Share-based compensation expenses	6,139	8,433	59,879	84,822
Depreciation and amortization expenses	174,042	149,041	316,676	319,877
Total selling, general and administrative expenses	3,993,570	3,211,976	7,845,986	6,310,832

Income from operations	32,327	192,112	120,649	480,305

Other income (expense):
Interest expense, net	(8,109)	(8,977)	(14,798)	(17,438)
Total other income (expense)	(8,109)	(8,977)	(14,798)	(17,438)

Income before taxes	24,218	183,135	105,851	462,867

Provision for income taxes	7,000	62,642	30,246	188,520

Net income	$17,218	$120,493	$75,605	$274,347

Net income per common share:
Basic	$0.00	$0.03	$0.02	$0.06
Fully diluted	$0.00	$0.03	$0.02	$0.06

Weighted average shares:
Basic	4,501,755	4,489,903	4,497,709	4,488,038
Diluted	4,617,804	4,493,903	4,557,734	4,492,038

See accompanying notes to the unaudited condensed consolidated financial statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2017 AND SIX MONTHS ENDED JUNE 30, 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2017	-	$-	1	$1	4,477,403	$46	$12,176,642	$(7,205,773)	$4,970,916

Stock warrants issued in exchange for services	-	-	-	-	-	-	19,923	-	19,923
Issuance of common stock for services	-	-	-	-	12,500	-	47,500	-	47,500
Cash dividend	-	-	-	-	-	-	(359,014)	-	(359,014)
Share-based compensation	-	-	-	-	-	-	34,265	-	34,265
Net loss	-	-	-	-	-	-	-	(486,469)	(486,469)

Balance at December 31, 2017	-	$-	1	$1	4,489,903	$46	$11,919,316	$(7,692,242)	$4,227,121

Issuance of common stock for services	-	-	-	-	11,852	-	45,306	-	45,306
Share-based compensation	-	-	-	-	-	-	14,572	-	14,572
Net income	-	-	-	-	-	-	-	75,605	75,605
Balance at June 30, 2018	-	$-	1	$1	4,501,755	$46	$11,979,194	$(7,616,637)	$4,362,604

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$75,605	$274,347
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	28,000	182,642
Depreciation and amortization	147,744	116,992
Amortization of intangibles	168,933	202,886
Bad debt expense	15,974	19,661
Share-based compensation	14,572	17,399
Common stock for services	45,306	47,500
Warrants in exchange for services	-	19,923

Changes in assets and liabilities:
Accounts receivable	(538,094)	(62,474)
Unbilled services	(137,157)	(25,931)
Prepaid expenses and other current assets	(24,037)	(110,442)
Deposits and other assets	2,613	(4,445)
Accounts payable	(448,229)	(359,323)
Accrued expenses	(123,317)	30,347
Income tax payable	(52,754)	5,878
Accrued interest	2,186	372
Deferred revenues	612,762	432,882
Net cash (used in) provided by operating activities	(209,893)	788,214

Cash flows from investing activities:
Purchase of property and equipment	(32,742)	(155,296)
Acquisition of business	(300,000)	-
Software development costs	(329,987)	(294,617)
Net cash used in investing activities	(662,729)	(449,913)

Cash flows from financing activities:
Payment of cash dividend	-	(179,383)
Payment of contingent consideration	(33,749)	(36,156)
Payment of long term debt	(115,966)	(152,499)
Payment of capital lease obligations	(58,878)	(52,261)
Net cash used in financing activities	(208,593)	(420,299)

Net decrease in cash	(1,081,215)	(81,998)

Cash, beginning of period	2,235,347	1,621,049

Cash, end of period	$1,154,132	$1,539,051

Cash paid during period for:
Interest	$15,018	$17,086
Income taxes	$56,564	$165,521

See accompanying notes to the unaudited condensed consolidated financial statements.

 SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the six months ended June 30, 2018:

On March 31, 2018, the remaining principal and accrued interest on the note payable to Oates & Company, LLC. was offset against a related party receivable of $47,043.

The Company acquired certain assets of Info Management Systems, Inc. (“ISM”) for a $1,000,000 promissory note in addition to a cash payment of $300,000 and the assumption of certain capital lease obligations of approximately $25,734 (see Note 9).

The Company acquired certain assets of Nellnube, Inc (“NNB”) for a $400,000 promissory note and the assumption of certain capital lease obligations of approximately $57,964 (see Note 9).

The Company incurred approximately $80,875 in capital lease obligations for purchases of equipment.

For the six months ended June 30, 2017:

The Company incurred approximately $48,979 in capital lease obligations for purchases of equipment.

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

SilverSun Technologies, Inc. (“SilverSun”) and our wholly owned subsidiary SWK Technologies, Inc. (“SWK” together with SilverSun, the “Company”) is a value-added reseller and master developer for Sage Software’s Sage100/500 and ERP X3 financial and accounting software as well as the publisher of proprietary software solutions, including its own Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company is also a managed network service provider, providing remote network monitoring services, business continuity, disaster recovery, data backup, and application hosting. The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States. The Company is publicly traded and was quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “SSNT” until April 18, 2017. Since April 19, 2017, the Company has been listed and is traded on the NASDAQ Capital Market under the symbol “SSNT”.

In May 2018, the Company formed a wholly owned subsidiary, Secure Cloud Services, Inc. (“SCS”), a Nevada corporation, for the purpose of providing application hosting services.

In May 2018, the Company completed the purchase of selected assets and assumed certain liabilities of Info Sys Management, Inc. (“ISM”), an Oregon based reseller of Sage Software and Acumatica applications. ISM’s customers and business products and services have been integrated into the infrastructure of SWK (see Note 9).

In May 2018, the Company completed the purchase of selected assets and assumed certain liabilities of Nellnube, Inc. (“NNB”), an Oregon based application hosting provider. NNB’s customers and business products and services have been integrated into the infrastructure of SCS (see Note 9).

In June 2018, the Company formed a wholly owned subsidiary, Critical Cyber Defense Corp. (“CCD”), a Nevada corporation, for the purpose of providing cyber defense products and services. During the six month period ended there was minimal activity in CCD.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2018, the results of operations and cash flows for the three and six months ended June 30, 2018 and 2017.  These results are not necessarily indicative of the results to be expected for the full year.

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

Principals of Consolidation

The condensed consolidated financial statements include the accounts of SilverSun and its wholly owned subsidiaries SWK, SCS, and CCD. All significant intercompany transactions and balances have been eliminated in consolidation.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the six months ended June 30, 2018 and 2017.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the six months ended June 30, 2018 and 2017.

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

Topic 606 was effective as of January 1, 2018 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018.  Software product revenue is recognized when the product is delivered to the customer and our performance obligation is fulfilled.

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

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products, customer telephone support services and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of June 30, 2018, there was $372,793 in deferred maintenance, $225,434 in deferred support services, and $2,165,306 in deposits for future consulting services.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At June 30, 2018 and December 31, 2017, the Company had cash on deposit of $829,886 and $1,933,772 respectively in excess of the federally insured limits of $250,000.

As of June 30, 2018, and December 31, 2017, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the six months ended June 30, 2018 and 2017, our top ten customers accounted for 18% ($3,472,494) and 23% ($3,761,871), respectively, of our total revenues.  The Company does not rely on any one specific customer for any significant portion of our revenue.

For the six months ended June 30, 2018 and 2017, purchases from one supplier through a “channel partner” agreement were approximately 21% and 22% of cost of revenues, respectively.  This channel partner agreement is for a one-year term and automatically renews for an additional one-year term on the anniversary of the agreements effective date.

As of June 30, 2018, one supplier represented approximately 15% of total accounts payable. As of December 31, 2017, one supplier represented approximately 37% of total accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash.  As of June 30, 2018, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company maintains an allowance for bad debt estimated by considering a number of factors, including the length of time the amounts are past due, the Company’s previous loss history and the customer’s current ability to pay its obligations.  Accounts are written off against the allowance when deemed uncollectable.

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

There were no liabilities for uncertain tax positions at June 30, 2018 or December 31, 2017.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable, and accrued liabilities.  The carrying value of longer term leases, contingent consideration and debt obligations approximate fair value as their stated interest rates approximate the rates currently available. The Company’s goodwill and intangibles are measured on a non-recurring basis using Level 3 inputs, as discussed in Note 5.

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

Recent Authoritative Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as modified by ASU’s 2018-1, 2018-10 and 2018-11 (collectively ASU 2016-02). Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing and uncertainty of cash flows pertinent to an entity’s leases. Companies may adopt the new standard using a modified retrospective approach or a cumulative effect upon adoption approach for the annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. The Company is currently in the process of assessing the impact of this ASU on our consolidated financial statements.

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

In June 2018, the FASB, issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification, or ASC, 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. We are currently evaluating the effect of this guidance on our consolidated financial statements and disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the three and six months ended June 30, 2018 and June 30, 2017 does not include all share equivalents as the exercise price of certain warrants and options exceeded the average market price of the common stock. Convertible debt is included below, based on if-converted method.

	Three Months Ended	Three Months Ended
	June 30, 2018	June 30, 2017
Basic net income per share computation:
Net income	$17,218	$120,493
Weighted-average common shares outstanding	4,501,755	4,489,903
Basic net income per share	$0.00	$0.03
Diluted net income per share computation:
Net income	$17,218	$120,493
Weighted-average common shares outstanding	4,501,755	4,489,903
Incremental shares for stock options	4,000	4,000
Incremental shares for convertible promissory notes	112,049	-
Total adjusted weighted-average shares	4,617,804	4,493,903
Diluted net income per share	$0.00	$0.03

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Basic net income per share computation:
Net income	$75,605	$274,347
Weighted-average common shares outstanding	4,497,709	4,488,038
Basic net income per share	$0.02	$0.06
Diluted net income per share computation:
Net income	$75,605	$274,347
Weighted-average common shares outstanding	4,497,709	4,488,038
Incremental shares for stock options	4,000	4,000
Incremental shares for convertible promissory notes	56,025	-
Total adjusted weighted-average shares	4,557,734	4,492,038
Diluted net income per share	$0.02	$0.06

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Three Months June 30, 2018	Three Months June 30, 2017
Stock options	52,280	100,888
Warrants	208,241	208,241

Total potential dilutive securities not included in income per share	260,521	309,129

	Six Months June 30, 2018	Six Months June 30, 2017
Stock options	52,280	122,231
Warrants	208,241	208,241

Total potential dilutive securities not included in income per share	260,521	330,472

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2018	December 31, 2017
Leasehold improvements	$98,831	$88,511
Equipment, furniture and fixtures	2,366,474	2,043,177
	2,465,305	2,131,688
Less: Accumulated depreciation and amortization	(1,711,900)	(1,564,156)

Property and equipment, net	$753,405	$567,532

Depreciation and amortization expense related to these assets was $76,606 and $147,744 respectively for the three and six months ended June 30, 2018 as compared to $61,006 and $116,992 for the three and six months ended June 30, 2017.

Property and equipment under capital leases are summarized as follows:

	June 30, 2018	December 31, 2017
Equipment, furniture and fixtures	397,959	315,560
Less: Accumulated amortization	(144,551)	(126,478)

Property and equipment, net	$253,408	$189,082

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	June 30, 2018	December 31, 2017	Estimated Useful Lives
Proprietary developed software	$1,522,094	$1,192,109	5 - 7
Intellectual property, customer list, and acquired contracts	4,686,014	3,129,551	5 - 15
Total intangible assets	$6,208,108	$4,321,660
Less: Accumulated amortization	(1,850,136)	(1,681,203)
	$4,357,972	$2,640,457

Amortization expense included in depreciation and amortization expense was $97,437 and $168,933 for the three and six months ended June 30, 2018 respectively as compared to $91,036 and $202,886 for the three and six months ended June 30, 2017. Included in proprietary developed software is $1,037,104 for the six months ended June 30, 2018 and $707,118 for the year ended December 31, 2017 not yet in service. The Company expects the proprietary developed software to be placed in service in 2018, and has included the amortization in the future amortization schedule accordingly.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (Continued)

The Company expects future amortization expense to be the following:

Amortization
Balance of 2018	$298,638
2019	745,435
2020	727,444
2021	690,893
2022	624,191
Thereafter	1,271,371

Total	$4,357,972

NOTE 6 – LINE OF CREDIT AND PROMISSORY NOTES

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note is a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all SWK’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and its Chief Executive Officer, Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender. The line is also collateralized by substantially all of the assets of the Company.   Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of SWK due and owing under the terms of the Revolving Demand Note. At June 30, 2018 and December 31, 2017 there were no borrowings under this note.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At June 30, 2018 and December 31, 2017, the outstanding balance was $66,812 and $102,742, respectively.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The ATR Note matured on February 1, 2018 and was paid off on that date.  At December 31, 2017, the outstanding balance was $14,987.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. At June 30, 2018 and December 31, 2017, the outstanding balance was $259,055 and $319,249, respectively.

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement for cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The Oates Note is due three years from the closing date and bears interest at a rate of two (2%) percent.  At December 31, 2017 the outstanding balance was $49,994. On March 31, 2018, the remaining balance was offset against a related party receivable of $47,043.

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (ISM) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note for $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two (2%) percent. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the Holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”), at a price equal to the average closing price of it’s Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”) which resulted in a $4.03 per share conversion based on the above formula. At June 30, 2018 the outstanding balance was $1,000,000.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – LINE OF CREDIT AND PROMISSORY NOTES (Continued)

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (Nellnube) pursuant to an Asset Purchase Agreement for a promissory note for $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two (2%) percent. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the Holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”), at a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the Nellnube Note (the “Fixed Conversion Price”) which resulted in a $4.03 per share conversion price based on the above formula. At June 30, 2018 the outstanding balance was $400,000.

At June 30, 2018, future payments of long term debt are as follows:

Remainder of 2018	$231,030
2019	426,350
2020	351,005
2021	282,699
2022	288,405
2023	146,378
Total	$1,725,867

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in the accompanying consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with interest rates ranging from 0.005% to 9.0%.

At June 30, 2018, future payments under capital leases are as follows:

Remainder of 2018	$83,011
2019	97,259
2020	70,147
2021	21,731
2022	19,920
2023	6,640
Total minimum lease payments	298,708
Less amounts representing interest	(29,956)
Present value of net minimum lease payments	268,752
Less current portion	(117,185)
Long-term capital lease obligation	$151,567

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – EQUITY (Continued)

Options

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2017 and the six months ending June 30, 2018 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2017	143,576	$3.76	1.6 years	$-0-
Options granted	-	-	-
Options canceled/forfeited	(81,296)	$4.80

Outstanding options at December 31, 2017	62,280	$3.78	2.0 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited	(6,000)	$4.00

Outstanding options at June 30, 2018	56,280	$3.75	1.5 years	$-0-

Vested Options:
June 30, 2018:	39,320	$3.70	1.3 years	$-0-
December 31, 2017:	34,640	$3.61	1.8 years	$-0-

As of June 30, 2018, the unamortized compensation expense for stock options was $41,629.  Unamortized compensation expense is expected to be recognized over a weighted-average period of 1.9 years.

Warrants

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2017	203,253	$5.29
Granted	4,988	4.01
Exercised	-	-
Canceled	-	-
Outstanding and Exercisable December 31, 2017	208,241	$5.26

Granted	-	$-
Exercised	-	-
Canceled	-	-
Outstanding and Exercisable June 30, 2018	208,241	$5.26

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – BUSINESS COMBINATION

On May 31, 2018 SWK acquired certain assets of Info Sys Management, Inc. (“ISM”), a reseller of Sage and Acumatica software, pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $1,000,000 (“ISM Note”) and a cash payment of $300,000.  The ISM Note is due May 31, 2023 and bears an interest rate of 2% per year. The monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the Holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”), at a price equal to the average closing price of it’s Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”) which resulted in a $4.03 per share conversion based on the above formula. The purchase was initially allocated, based on the Company’s estimate of fair value, to intangible assets, which are expected to consist primarily of customers lists with an estimated life of five years. Upon completion of an independent valuation, the allocation of the purchase price to customer lists will be modified with the excess purchase consideration being allocated to goodwill.

On May 31, 2018 SCS acquired certain assets of Nellnube, Inc. (“NNB”), a business application hosting company, pursuant to an Asset Purchase Agreement for a promissory note (“NNB Note”) in the aggregate principal amount of $400,000. The NNB Note is due on May 31, 2023 and bears an interest rate of 2% per year. The monthly payments including interest are $7,011. The NNB Note has an optional conversion feature where the Holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the NNB Note, all of the principal amount of the NNB Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”), at a price equal to the average closing price of it’s Common Stock for the five (5) trading days immediately preceding the issuance date of the NNB Note (the “Fixed Conversion Price”) which resulted in a $4.03 per share conversion based on the above formula. The purchase was initially allocated, based on the Company’s estimate of fair value, to intangible assets, which are expected to consist primarily of customers lists with an estimated life of five years. Upon completion of an independent valuation, the allocation of the purchase price to customer lists will be modified with the excess purchase consideration being allocated to goodwill.

The following summarizes the preliminary purchase price allocation for all current year’s acquisitions:

	ISM	NNB

Cash consideration	$300,000	$-
Note payable	1,000,000	400,000
Total purchase price	$1,300,000	$400,000

Deposits and other assets	$7,235	$-
Property and equipment	170,000	50,000
Customer List	1,148,499	407,964
Total assets acquired	1,325,734	457,964

Capital lease obligations	(25,734)	(57,964)
Liabilities acquired	(25,734)	(57,964)
Net assets acquired	$1,300,000	$400,000

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – BUSINESS COMBINATION (Continued)

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three and six months ended June 30, 2018 and 2017 as if the acquisition occurred on January 1, 2017. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of June 30, 2018 of expected definite lived intangible assets.

Pro Forma	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Net revenues	$10,525,739	$9,589,748
Cost of revenues	5,967,216	5,578,298
Operating expenses	4,493,274	3,880,202
Income before taxes	65,249	131,248
Net income	$47,581	$87,804
Basic and diluted income per common share	$0.01	$0.01

Pro Forma	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net revenues	$20,866,977	$18,673,427
Cost of revenues	11,747,243	10,667,566
Operating expenses	8,960,470	7,629,329
Income before taxes	144,467	359,094
Net income	$104,181	$208,970
Basic and diluted income per common share	$0.02	$0.05

The Company’s condensed consolidated financial statements for the three and six months ending June 30, 2018 include the actual results of ISM and NNB since the date of acquisition, May 31, 2018. The three months ended June 30, 2018 pro-forma results above include two months of results of ISM and NNB and for the period ended June 30, 2017 pro-forma results above include three months of actual results for ISM and NNB. The six months ended June 30, 2018 pro-forma results above include five months of results of ISM and NNB and for the period ended June 30, 2017 pro-forma results above include six months of actual results for ISM and NNB. For the three months ending June 30, 2018, there is $52,000 of estimated amortization expense included in the ISM/NNB pro-forma two months results and for the six months ending June 30, 2017, there is $78,000 of estimated amortization expense included in the ISM/NNB pro-forma three months results. For the six months ending June 30, 2018, there is $130,000 of estimated amortization expense included in the ISM/NNB pro-forma five months results and for the six months ending June 30, 2017, there is $156,000 of estimated amortization expense included in the ISM/NNB pro-forma six months results.

For the three and six months ended June 30, 2018, the ISM/NNB operations had a net income before taxes of $19,324 which represented one month of operations that was included in the Company’s Condensed Unaudited Consolidated Statement of Income. This consisted of approximately $200,343 in revenues, $75,960 in cost of revenues, and $105,059 in operating expenses.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,849,000 as of June 30, 2018, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2024 to 2034.

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

Income tax provision:

	Six Months Ended
	June 30,	June 30,
	2018	2017
Current:
Federal	$-	$5,290
State and local	2,246	588

Total current tax provision	2,246	5,878

Deferred:
Federal	26,000	164,378
State and local	2,000	18,264

Total deferred tax provision	28,000	182,642

Total provision	$30,246	188,520

For the six months ended June 30, 2018, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense and 50% of general meals which are not deductible. The provision for the six months ended June 30, 2018 was $30,246. The effective tax rate consists primarily of the 21% federal statutory tax rate and a blended 5% state and local tax rate.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its current CFO, Crandall Melvin III which expired on May 31, 2018 and was subsequently extended for a three-year period. The monthly rent for this office space is $2,300. Total rent expense for the three and six months ended June 30, 2018 was $6,500 and $12,800 respectively and for the three and six months ended June 30, 2017 was $6,300 and $12,600 respectively under this lease.

The Company leased its Seattle office space from Mary Abdian, an employee of SWK, which expired September 30, 2018, however, this lease was terminated on May 31, 2018 by mutual consent. The monthly rent for this office space was $3,090 and increased 3% each year. Total rent expense for the three and six months ended June 30, 2018 under this lease was $6,365 and $15,915 respectively as compared to $9,270 and $18,540 for the three and six months ended June 30, 2017.

As of June 30, 2018, long term debt and contingent consideration are considered related party liabilities as holders are current employees of the Company, see Note 6, 9, and 12.

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

The Company leases office space at 6834 Buckley Road, North Syracuse, New York, at a monthly rent of $2,300.  The lease expired on May 31, 2018 and was subsequently extended for a three-year term commencing June 1, 2018 and ending May 31, 2021.

The Company leases 702 square feet of office space in Minneapolis, MN with a monthly rent of $1,607 a month. This lease expires March 31, 2019.

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

The Company leases office space in Seattle, WA with a monthly rent of $1,931. The lease expires May 31, 2019.

The Company leases office space in Chicago, IL with a monthly rent of $582. The lease expires May 31, 2020.

The Company leases office space in Sisters, OR with a monthly rent of $652. The lease expires November 30, 2018.

The Company leases 1,828 square feet of office space in Milwaukee, OR with a monthly rent of $1,883 escalating to $1,939 per month by the end of the lease term December 31, 2019.

The Company leases 1,107 square feet of office space in San Diego, CA with a monthly rent of $4,184 escalating to $4,461 per month at the end of the lease term, February 28, 2021.

Total rent expense under these operating leases for the six months ended June 30, 2018 and 2017 was $210,380 and $207,622, respectively. Total rent expense for the three months ended June 30, 2018 and 2017 was $101,861 and $96,381 respectively.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2017.

Remainder 2018	$205,129
2019	352,654
2020	261,542
2021	196,680
2022	127,447
thereafter	159,854
$1,303,306

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – COMMITMENTS (Continued)

Contingent Consideration

On October 1, 2015, SWK entered into an Asset Purchase Agreement (the “Macabe Purchase Agreement”) with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders. SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. Additionally, the Company will pay 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software & license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three year period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $71,886 as of June 30, 2018. The Company estimates that the contingent consideration will be fully paid by September 30, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. and its wholly owned subsidiaries, SWK Technologies, Inc., Secured Cloud Services, Inc. and Critical Cyber Defense Corp. (together the “Company”, “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

We are a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the “Cloud”. As a value added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Warehouse Management Systems (“WMS”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for Electronic Data Interchange (“EDI”), time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, hosting, business continuity, cloud, email and web services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Chicago, Dallas, Arizona, Southern California, North Carolina, Washington and Oregon.

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

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017.

During the six months ended June 30, 2018 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

1)	Revenues increased 15.0% from the same six months period in the prior year.
2)	Income from operations decreased to $120,649 as compared to $480,305 for the same six months period in the prior year.
3)	Net income was $75,605 as compared to $274,347 for the same six months period in the prior year.

Revenues

Revenues for the three months ended June 30, 2018 increased $1,174,584 (13.8%) to $9,683,224 as compared to $8,508,640 for the three months ended June 30, 2017.  Revenues for the six months ended June 30, 2018 increased $2,482,087 (15.0%) to $18,993,299 as compared to $16,511,212 for the six months ended June 30, 2017.

Software sales decreased by $66,975 to $1,367,660 for the three months ended June 30, 2018 from $1,434,635 for the same period in 2017 for an overall decrease of 4.7%. For the six months ended June 30, 2018 software sales increased $661,181 (28.2%) to $3,002,721 from $2,341,540 for the same period in 2017. The decrease for the three months ended June 30, 2018 is attributed to some software sales that were expected to close as of June 30, 2018 that will close in the following quarter.

Service revenue increased by $1,241,559 to $8,315,564 for the three months ended June 30, 2018 from $7,074,005 for the same period in 2017 for an overall increase of 17.6%. Service revenue increased by $1,820,906 to $15,990,578 for the six months ended June 30, 2018 from $14,169,672 for the same period in 2017 for an overall increase of 12.9%. This increase is attributed to the timing of project implementation after the original software sale and in increased in our managed services practice.

Gross Profit

Gross profit for the three months ended June 30, 2018 increased $621,809 (18.3%) to $4,025,897 as compared to $3,404,088 for the three months ended June 30, 2017. For the three month period ended June 30, 2018, the overall gross profit percentage was 41.6% as compared to 40.0% for the period ended June 30, 2017.

Gross profit for the six months ended June 30, 2018 increased $1,175,498 (17.3%) to $7,966,635 as compared to $6,791,137 for the six months ended June 30, 2017. For the six month period ended June 30, 2018, the overall gross profit percentage was 41.9% as compared to 41.1% for the period ended June 30, 2017.

The gross profit attributed to software sales decreased $4,917 to $640,800 for the three months ending June 30, 2018 from $645,717 in the three months ending June 30, 2017 while gross profit attributed to software sales increased $280,286 to $1,397,999 for the six months ending June 30, 2018 from $1,117,713 in the six months ending June 30, 2017.   The mix of products being sold by the Company changes from time to time and sometimes causes the overall gross margin percentage to vary.

The gross profit attributed to services increased $626,726 for the three months ending June 30, 2018 from the three months ending June 30, 2017 while gross profit attributed to services increased $895,212 for the six months ending June 30, 2018 from the six months ending June 30, 2017. This increase is attributed to the increase in consulting revenue for the period.

Operating Expenses

Selling and marketing expenses increased $444,326 (34.8%) to $1,719,484 for the three months ending June 30, 2018 from $1,275,158 in the three months ending June 30, 2017. Selling and marketing expenses increased $894,043 (36.9%) to $3,315,858 for the six months ended June 30, 2018 compared to $2,421,815 for the six months ended June 30, 2017. This is due to increased sales personnel and travel expenses as a result of an increase in sales and marketing activity primarily attributed to both publisher trade shows and the Company’s partner success program with its primary publisher of ERP software.

General and administrative expenses increased $314,561 (17.7%) to $2,093,905 for the three months ending June 30, 2018 from $1,779,344 in the three months ending June 30, 2017. General and administrative expenses increased $669,255 (19.2%) to $4,153,573 for the six months ended June 30, 2018 as compared to $3,484,318 for the six months ended June 30, 2017. This is primarily as a result of increases in payroll and related expenses associated with the addition of management personnel.

Depreciation and amortization expense increased $25,001 for the three months ended June 30, 2018 to $174,042 as compared to $149,041 for the three months ended June 30, 2017. Depreciation and amortization expense decreased $3,201 for the six months ended June 30, 2018 to $316,676 as compared to $319,877 for the six months ended June 30, 2017.

Income from Operations

For the three and six months ended June 30, 2018, the Company had income from operations of $32,327 and $120,649 respectively as compared to income from operations of $192,112 and $480,305, respectively for the three and six months ended June 30, 2017.

The decrease is due to increases in payroll and related expenses associated with the addition of management and sales personnel.

Income Taxes

For the six months ended June 30, 2018, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense and 50% of general meals and entertainment expense which is not tax deductible. The provision for the six months ended June 30, 2018 was $30,246. The effective tax rate consists primarily of the 21% federal statutory tax rate and a blended 5% state and local tax rate. The 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017. The Tax Reform includes a number of changes in existing tax law impacting businesses including a permanent reduction in the U.S. federal statutory rate from 34% to 21%, effective on January 1, 2018.

Net Income

For the three and six months June 30, 2018, the Company had net income of $17,218 and $75,605 respectively as compared to a net income of $120,493 and $274,347 respectively for the three and six months ended June 30, 2017. The net income for the six months ended June 30, 2018 is down compared to the six months ended June 30, 2017 primarily due to the additional payroll and related expenses associated with the addition of management personnel.

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

On July 21, 2016, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK and M&T Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the Revolving Demand Note shall be a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The Revolving Demand Note is secured by all of SWK’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the Lender. The line is also collateralized by substantially all of the assets of the Company.   Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of SWK due and owing under the terms of the Revolving Demand Note. At June 30, 2018 and December 31, 2017 there were no borrowings under the Revolving Demand Note.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year and at June 30, 2018 the outstanding balance was $66,812. On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (“PTI”) pursuant to an Asset Purchase Agreement (the “PTI Purchase Agreement”) for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note matures July 1, 2020.  Monthly payments are $10,645 including interest at 2.5% per year and at June 30, 2018 the outstanding balance was $259,056. On October 1, 2015 SWK entered into an Asset Purchase Agreement with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders (the “Macabe Purchase Agreement”). SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash and additional consideration. The Company estimated this contingent consideration to be approximately $417,971 at acquisition and which is included in the purchase price. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $71,886 as of June 30, 2018.

On May 31, 2018 SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $1,000,000 (“ISM Note”) and a cash payment of $300,000.  The ISM Note is due May 31, 2023, and bears an interest rate of 2% per year. The monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the Holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of this ISM Note, all of the principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”), at a price equal to the average closing price of it’s Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”) which resulted in a $4.03 per share conversion price based on the above formula.

On May 31, 2018 SCS acquired certain assets of Nellnube, Inc. (“NNB”) pursuant to an Asset Purchase Agreement for a promissory note (“NNB Note”) in the aggregate principal amount of $400,000. The NNB Note is due on May 31, 2023 and bears an interest rate of 2% per year. The monthly payments including interest are $7,011. The NNB Note has an optional conversion feature where the Holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the NNB Note, all of the principal amount of the Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”), at a price equal to the average closing price of it’s Common Stock for the five (5) trading days immediately preceding the issuance date of the NNB Note (the “Fixed Conversion Price”) which resulted in a $4.03 per share conversion price based on the above formula.

During the six months ended June 30, 2018, the Company had a net decrease in cash of $1,081,215.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities

The Company used $209,893 in cash from operating activities for the six months ended June 30, 2018 as compared to generating $788,214 of cash for operating activities for the same period in 2017. This decrease is due in large part to the decrease in accounts payable.

Cash used in investing activities

Investing activities for the six months ended June 30, 2018 used cash of $662,729 as compared to using cash of $449,913 for the same period in 2017. This use of cash is attributed to purchases of property and equipment, the acquisition of ISM and costs related to the internal development of software.

Cash used in financing activities

Financing activities for the six months ended June 30, 2018 used cash of $208,593 as compared to using cash of $420,299 for the same period in 2017. The use was due primarily to repayments of long term debt.

The Company believes that as a result of the growth in business, and the availability of its Credit Line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2018.

Off Balance Sheet Arrangements

During the six months ended June 30, 2018 or for fiscal 2017, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure

(b) Changes in Internal Control over Financial Reporting

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

Item 6.     Exhibits

2.1

Form of Asset Purchase Agreement, Dated May 18, 2018, by and among SWK Technologies, Inc., SilverSun Technologies, Inc., Info Sys Management, Inc. and three individuals (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018).

2.2

Form of Asset Purchase Agreement, Dated May 18, 2018, by and among Secure Cloud Services, Inc., SilverSun Technologies, Inc., Nellnube, Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K files with the SEC on May 24, 2018).

10.1

Form of $1,000,000 Convertible Promissory Note, Dated May 18, 2018, issued in favor of Info Sys Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018).

10.2

Form of $400,000 Convertible Promissory Note, Dated May 18, 2018, issued in favor of Nellnube, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018).

10.3

Form of Employment Agreement, dated May 18, 2018, by and between SWK Technologies, Inc. and Brian James O’Reilly (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 24, 2018).

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

SILVERSUN TECHNOLOGIES, INC.

Dated: August 13, 2018	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Accounting Officer