Form 10-Q
period 2018-09-30
SilverSun Technologies, Inc.
filed 2018-11-13
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 9, 2018, there were 4,500,755 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS

Current assets:
Cash	$1,808,089	$2,235,347
Accounts receivable, net of allowance of $375,000	2,086,706	2,336,481
Unbilled services	583,029	428,208
Prepaid expenses and other current assets	311,081	403,911

Total current assets	4,788,905	5,403,947

Property and equipment, net	729,645	567,532
Intangible assets, net	4,316,850	2,640,457
Goodwill	401,000	401,000
Deferred tax assets	1,286,000	1,363,000
Deposits and other assets	40,934	36,312

Total assets	$11,563,334	$10,412,248

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank line of credit	$-	$-
Accounts payable	1,876,070	2,094,297
Accrued expenses	1,136,047	1,071,515
Accrued interest	14,562	16,283
Income taxes payable	64,343	97,097
Contingent consideration – current portion	37,723	63,380
Long term debt - current portion	435,920	257,846
Capital lease obligations – current portion	102,533	94,443
Deferred revenue	2,053,391	2,150,771

Total current liabilities	5,720,589	5,845,632

Contingent consideration net of current portion	-	42,255
Long term debt net of current portion	1,174,740	228,626
Capital lease obligations net of current portion	127,756	68,614

Total liabilities	7,023,085	6,185,127

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share 1 share issued and outstanding	1	1
Common stock, $0.00001 par value; authorized 75,000,000 shares 4,501,755 and 4,489,903 shares issued and outstanding	46	46
Additional paid-in capital	11,985,907	11,919,316
Accumulated deficit	(7,445,705)	(7,692,242)

Total stockholders’ equity	4,540,249	4,227,121

Total liabilities and stockholders’ equity	$11,563,334	$10,412,248

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues:
Software product, net	$1,677,780	$1,609,924	$4,680,501	$3,951,465
Service, net	9,609,278	7,976,976	25,599,855	22,146,647
Total revenues, net	11,287,058	9,586,900	30,280,356	26,098,112

Cost of revenues:
Product	892,604	761,231	2,497,325	1,985,058
Service	5,878,938	5,037,811	15,300,880	13,534,059
Cost of revenues	6,771,542	5,799,042	17,798,205	15,519,117

Gross profit	4,515,516	3,787,858	12,482,151	10,578,995

Selling, general and administrative expenses:
Selling and marketing expenses	1,700,034	1,181,878	5,015,897	3,603,692
General and administrative expenses	2,300,242	1,902,535	6,453,817	5,386,852
Share-based compensation expenses	6,713	8,433	66,592	93,255
Depreciation and amortization expenses	253,450	145,585	570,125	465,463
Total selling, general and administrative expenses	4,260,439	3,238,431	12,106,431	9,549,262

Income from operations	255,077	549,427	375,720	1,029,733

Other income (expense):
Interest expense, net	(15,089)	(8,122)	(29,887)	(25,561)
Total other income (expense)	(15,089)	(8,122)	(29,887)	(25,561)

Income before taxes	239,988	541,305	345,833	1,004,172

Provision for income taxes	69,050	223,482	99,296	412,002

Net income	$170,938	$317,823	$246,537	$592,170

Net income per common share:
Basic	$0.04	$0.07	$0.05	$0.13
Fully diluted	$0.04	$0.07	$0.05	$0.13

Weighted average shares:
Basic	4,501,755	4,489,903	4,499,072	4,488,038
Diluted	4,853,495	4,493,903	4,658,911	4,492,038

See accompanying notes to the unaudited condensed consolidated financial statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2017 AND NINE MONTHS ENDED SEPTEMBER 30, 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2017	-	$-	1	$1	4,477,403	$46	$12,176,642	$(7,205,773)	$4,970,916

Stock warrants issued in exchange for services	-	-	-	-	-	-	19,923	-	19,923
Issuance of common stock for services	-	-	-	-	12,500	-	47,500	-	47,500
Cash dividend	-	-	-	-	-	-	(359,014)	-	(359,014)
Share-based compensation	-	-	-	-	-	-	34,265	-	34,265
Net loss	-	-	-	-	-	-	-	(486,469)	(486,469)

Balance at December 31, 2017	-	$-	1	$1	4,489,903	$46	$11,919,316	$(7,692,242)	$4,227,121

Issuance of common stock for services	-	-	-	-	11,852	-	45,306	-	45,306
Share-based compensation	-	-	-	-	-	-	21,285	-	21,285
Net income	-	-	-	-	-	-	-	246,537	246,537
Balance at September 30, 2018	-	$-	1	$1	4,501,755	$46	$11,985,907	$(7,445,705)	$4,540,249

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$246,537	$592,170
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	77,000	355,000
Depreciation and amortization	239,006	180,392
Amortization of intangibles	331,120	285,071
Bad debt expense	15,974	19,661
Share-based compensation	21,285	25,832
Common stock for services	45,306	47,500
Warrants in exchange for services	-	19,923

Changes in assets and liabilities:
Accounts receivable	233,801	(568,062)
Unbilled services	(154,821)	(285,990)
Prepaid expenses and other current assets	45,789	(227,878)
Deposits and other assets	2,613	(4,443)
Accounts payable	(218,226)	143,714
Accrued expenses	64,532	68,811
Income tax payable	(32,754)	47,677
Accrued interest	684	561
Deferred revenues	(97,380)	504,569
Net cash provided by operating activities	820,466	1,204,508

Cash flows from investing activities:
Purchase of property and equipment	(100,247)	(155,296)
Acquisition of business	(300,000)	(60,000)
Software development costs	(451,050)	(401,561)
Net cash used in investing activities	(851,297)	(616,857)

Cash flows from financing activities:
Payment of cash dividend	-	(179,383)
Payment of contingent consideration	(67,912)	(56,505)
Payment of long term debt	(231,174)	(229,378)
Payment of capital lease obligations	(97,341)	(79,224)
Net cash used in financing activities	(396,427)	(544,490)

Net (decrease) increase in cash	(427,258)	43,161

Cash, beginning of period	2,235,347	1,621,049

Cash, end of period	$1,808,089	$1,664,210

Cash paid during period for:
Interest	$31,608	$25,000
Income taxes	$56,587	$220,086

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended September 30, 2018:

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

SilverSun Technologies, Inc. (“SilverSun”) through our wholly owned subsidiaries SWK Technologies, Inc. (“SWK”), Secure Cloud Services, Inc. (“SCS”), Critical Cyber Defense Corp. (“CCD”) together with SilverSun, (the “Company”) is a value-added reseller and master developer for Sage Software’s Sage100/500 and ERP X3 financial and accounting software as well as the publisher of proprietary software solutions, including its own Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company is also a managed network service provider, providing remote network monitoring services, business continuity, disaster recovery, data backup, and application hosting. The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States. The Company is publicly traded and was quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “SSNT” until April 18, 2017. Since April 19, 2017, the Company has been listed and is traded on the NASDAQ Capital Market under the symbol “SSNT”.

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

In May 2018, the Company formed a wholly owned subsidiary, Critical Cyber Defense Corp. (“CCD”), a Nevada corporation, for the purpose of providing cyber defense products and services. During the nine month period ended there was minimal activity in CCD.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2018, the results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017.  These results are not necessarily indicative of the results to be expected for the full year.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the nine months ended September 30, 2018 and 2017.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the nine months ended September 30, 2018 and 2017.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Topic 606 was effective as of January 1, 2018 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. The Company adopted Topic 606 pursuant to the method (2) and it determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018.  Software product revenue is recognized when the product is delivered to the customer and the Company’s performance obligation is fulfilled.

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

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products, customer telephone support services and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of September 30, 2018, there was $421,509 in deferred maintenance, $195,264 in deferred support services, and $1,436,618 in deposits for future consulting services.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At September 30, 2018 and December 31, 2017, the Company had cash on deposit of $1,427,700 and $1,933,772 respectively in excess of the federally insured limits of $250,000.

As of September 30, 2018, and December 31, 2017, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the nine months ended September 30, 2018 and 2017, our top ten customers accounted for 16% ($4,962,832) and 22% ($5,623,698), respectively, of our total revenues.  The Company does not rely on any one specific customer for any significant portion of our revenue.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the nine months ended September 30, 2018 and 2017, purchases from one supplier through a “channel partner” agreement were approximately 22% and 25% of cost of revenues, respectively.  This channel partner agreement is for a one-year term and automatically renews for an additional one-year term on the anniversary of the agreements effective date.

As of September 30, 2018, one supplier represented approximately 43% of total accounts payable. As of December 31, 2017, one supplier represented approximately 37% of total accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash.  As of September 30, 2018, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

There were no liabilities for uncertain tax positions at September 30, 2018 or December 31, 2017.

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

Recently Adopted Authoritative Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The ASU defines a five-step process to achieve the core principal and, in doing so, it is possible more judgement and estimates may be required within the revenue recognition process than are currently in use. The ASU was effective for the Company in the first quarter of 2018 using either of two methods: (1) retrospective application to each prior reporting period presented with the option to elect certain practical expedients or (2) retrospective application with the cumulative effect of initially applying the ASU recognized at the date of the initial application and providing certain disclosures. The Company adopted Topic 606 pursuant to the method (2) and it determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Authoritative Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as modified by ASU’s 2018-1, 2018-10 and 2018-11 (collectively ASU 2016-02). Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing and uncertainty of cash flows pertinent to an entity’s leases. Companies may adopt the new standard using a modified retrospective approach or a cumulative effect upon adoption approach for the annual and interim periods beginning after December 15, 2018. Early adoption of ASU 2016-02 is permitted. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which includes provisions, intended to simplify the test for goodwill impairment. The standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this standard to have a significant impact on its financial position and results of operations.

In June 2018, the FASB, issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification, or ASC, 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. The Company is currently evaluating the effect of this guidance on its consolidated financial statements and disclosures.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the three and nine months ended September 30, 2018 and September 30, 2017 does not include all share equivalents as the exercise price of certain warrants and options exceeded the average market price of the common stock. Convertible debt is included below, based on if-converted method.

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017
Basic net income per share computation:
Net income	$170,938	$317,823
Weighted-average common shares outstanding	4,501,755	4,489,903
Basic net income per share	$0.04	$0.07
Diluted net income per share computation:
Net income	$170,938	$317,823
Weighted-average common shares outstanding	4,501,755	4,489,903
Incremental shares for stock options	4,000	4,000
Incremental shares for convertible promissory notes	347,740	-
Total adjusted weighted-average shares	4,853,495	4,493,903
Diluted net income per share	$0.04	$0.07

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – NET INCOME PER COMMON SHARE (Continued)

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Basic net income per share computation:
Net income	$246,537	$592,170
Weighted-average common shares outstanding	4,499,072	4,488,038
Basic net income per share	$0.05	$0.13
Diluted net income per share computation:
Net income	$246,537	$592,170
Weighted-average common shares outstanding	4,499,072	4,488,038
Incremental shares for stock options	4,000	4,000
Incremental shares for convertible promissory notes	155,839	-
Total adjusted weighted-average shares	4,658,911	4,492,038
Diluted net income per share	$0.05	$0.13

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Three Months September 30, 2018	Three Months September 30, 2017
Stock options	42,280	62,280
Warrants	208,241	208,241

Total potential dilutive securities not included in income per share	250,521	270,521

	Nine Months September 30, 2018	Nine Months September 30, 2017
Stock options	42,280	102,474
Warrants	208,241	208,241

Total potential dilutive securities not included in income per share	250,521	310,715

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2018	December 31, 2017
Leasehold improvements	$98,831	$88,511
Equipment, furniture and fixtures	2,433,976	2,043,177
	2,532,807	2,131,688
Less: Accumulated depreciation and amortization	(1,803,162)	(1,564,156)

Property and equipment, net	$729,645	$567,532

Depreciation and amortization expense related to these assets was $91,262 and $239,006 respectively for the three and nine months ended September 30, 2018 as compared to $63,400 and $180,392 for the three and nine months ended September 30, 2017.

Property and equipment under capital leases are summarized as follows:

	September 30, 2018	December 31, 2017
Equipment, furniture and fixtures	309,520	315,560
Less: Accumulated amortization	(142,912)	(126,478)

Property and equipment, net	$166,608	$189,082

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	September 30, 2018	December 31, 2017	Estimated Useful Lives
Proprietary developed software	$1,643,159	$1,192,109	5 - 7
Intellectual property, customer list, and acquired contracts	4,686,014	3,129,551	5 - 15
Total intangible assets	$6,329,173	$4,321,660
Less: Accumulated amortization	(2,012,323)	(1,681,203)
	$4,316,850	$2,640,457

Amortization expense included in depreciation and amortization expense was $162,188 and $331,120 for the three and nine months ended September 30, 2018 respectively as compared to $82,185 and $285,071 for the three and nine months ended September 30, 2017. Included in proprietary developed software is $171,909 for the nine months ended September 30, 2018 and $707,118 for the year ended December 31, 2017 not yet in service. The Company expects the proprietary developed software to be placed in service in 2018, and has included the amortization in the future amortization schedule accordingly.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (Continued)

The Company expects future amortization expense to be the following:

Amortization
Remainder of 2018	$184,543
2019	762,730
2020	744,739
2021	708,188
2022	641,486
Thereafter	1,275,164

Total	$4,316,850

NOTE 6 – LINE OF CREDIT AND PROMISSORY NOTES

On July 21, 2016, SWK entered into a Revolving Demand Note (the “MTB Revolving Demand Note”) by and between SWK and M&T Bank (“MTB Lender”), a commercial lender. The MTB Lender has agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the MTB Revolving Demand Note is a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There is a minimum interest rate floor of four percent (4%). The MTB Revolving Demand Note is secured by all SWK’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and its Chief Executive Officer, Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the MTB Lender. The line is also collateralized by substantially all of the assets of the Company.   Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of SWK due and owing under the terms of the MTB Revolving Demand Note. At September 30, 2018 and December 31, 2017 there were no borrowings under this note. The MTB Revolving Demand Note was cancelled and replaced with the note below in September 2018.

On September 11, 2018, SWK entered into a Revolving Demand Note (the “JPM Revolving Demand Note”) by and between SWK and JPMorgan Chase Bank (“JPM Lender”), a commercial lender. The JPM Lender has agreed to loan SWK up to a principal amount of two million dollars. The interest rate on the JPM Revolving Demand Note shall be a variable rate, equal to the “Adjusted LIBOR Rate”, plus three percent (3.00%) per annum.  The JPM Revolving Demand Note is secured by all of SWK’s assets pursuant to a Security Agreement. The line is also collateralized by substantially all of the assets of the Company. The JPM Revolving Demand Note expires August 31, 2019. At September 30, 2018 there were no borrowings under the JPM Revolving Note.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At September 30, 2018 and December 31, 2017, the outstanding balance was $48,712 and $102,742, respectively.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The ATR Note matured on February 1, 2018 and was paid off on that date.  At December 31, 2017, the outstanding balance on the ATR Note was $14,987.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. At September 30, 2018 and December 31, 2017, the outstanding balance on the PTI Note was $228,676 and $319,249, respectively.

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement for cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The Oates Note is due three years from the closing date and bears interest at a rate of two (2%) percent.  At December 31, 2017 the outstanding balance on the Oates Note was $49,994. On March 31, 2018, the remaining balance on the Oates Note was offset against a related party receivable of $47,043.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – LINE OF CREDIT AND PROMISSORY NOTES (Continued)

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (ISM) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note for $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two (2%) percent. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the Holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”), at a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”) which resulted in a $4.03 per share conversion based on the above formula. At September 30, 2018 the outstanding balance on the ISM Note was $952,337.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (Nellnube) pursuant to an Asset Purchase Agreement for a promissory note for $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two (2%) percent. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the Holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”), at a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the Nellnube Note (the “Fixed Conversion Price”) which resulted in a $4.03 per share conversion price based on the above formula. At September 30, 2018 the outstanding balance on the Nellnube Note was $380,935.

At September 30, 2018, future payments of long term debt are as follows:

Remainder of 2018	$115,823
2019	426,350
2020	351,005
2021	282,699
2022	288,405
2023	146,378
Total	$1,610,660

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in the accompanying consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with interest rates ranging from 0.005% to 9.0%.

At September 30, 2018, future payments under capital leases are as follows:

Remainder of 2018	$37,774
2019	97,259
2020	70,147
2021	21,731
2022	19,920
2023	6,640
Total minimum lease payments	253,471
Less amounts representing interest	(23,182)
Present value of net minimum lease payments	230,289
Less current portion	(102,533)
Long-term capital lease obligation	$127,756

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

All shares issued during the three months period ended March 31, 2018 were restricted and fully vested.

Options

A summary of the status of the Company’s stock option plans for the fiscal year ended December 31, 2017 and the nine months ending September 30, 2018 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2017	143,576	$3.76	1.6 years	$-0-
Options granted	-	-	-
Options canceled/forfeited	(81,296)	$4.80

Outstanding options at December 31, 2017	62,280	$3.78	2.0 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited	(6,000)	$4.00

Outstanding options at September 30, 2018	56,280	$3.75	1.3 years	$-0-

Vested Options:
September 30, 2018:	39,320	$3.70	1.1 years	$-0-
December 31, 2017:	34,640	$3.61	1.8 years	$-0-

As of September 30, 2018, the unamortized compensation expense for stock options was $34,916.  Unamortized compensation expense is expected to be recognized over a weighted-average period of 1.7 years.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – EQUITY (Continued)

Warrants

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2017	203,253	$5.29
Granted	4,988	4.01
Exercised	-	-
Canceled	-	-
Outstanding and Exercisable December 31, 2017	208,241	$5.26

Granted	-	$-
Exercised	-	-
Canceled	-	-
Outstanding and Exercisable September 30, 2018	208,241	$5.26

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

On May 31, 2018 SCS acquired certain assets of Nellnube, Inc. (“Nellnube”), a business application hosting company, pursuant to an Asset Purchase Agreement for a promissory note (“Nellnube Note”) in the aggregate principal amount of $400,000. The Nellnube Note is due on May 31, 2023 and bears an interest rate of 2% per year. The monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the Holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”), at a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the Nellnube Note which resulted in a $4.03 per share conversion based on the above formula. The purchase was initially allocated, based on the Company’s estimate of fair value, to intangible assets, which are expected to consist primarily of customers lists with an estimated life of five years. Upon completion of an independent valuation, the allocation of the purchase price to customer lists will be modified with the excess purchase consideration being allocated to goodwill.

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

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three months ended September 30, 2017 and nine months ended September 30, 2018 and 2017 as if the acquisition occurred on January 1, 2017. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of September 30, 2018 of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Three Months Ended September 30, 2017
Net revenues	$10,759,801
Cost of revenues	6,333,168
Operating expenses	3,886,724
Income before taxes	539,909
Net income	$316,943
Basic and diluted income per common share	$0.07

Pro Forma	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net revenues	$32,154,034	$29,433,228
Cost of revenues	18,518,784	17,000,734
Operating expenses	13,250,802	11,533,491
Income before taxes	384,448	899,003
Net income	$275,113	$525,913
Basic and diluted income per common share	$0.06	$0.12

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – BUSINESS COMBINATION (Continued)

The Company’s condensed consolidated financial statements for the nine months ending September 30, 2018 include the actual results of ISM and Nellnube since the date of acquisition, May 31, 2018.

For the three months ending September 30, 2017, there is $78,000 of amortization and interest expense included in the ISM/Nellnube pro-forma three months results. For the nine months ending September 30, 2018, there is $130,000 of amortization and interest expense included in the ISM/Nellnube pro-forma five months results and for the nine months ending September 30, 2017, there is $233,000 of amortization and interest expense included in the ISM/Nellnube pro-forma nine months results.

For the three months ended September 30, 2018, the ISM/Nellnube operations had a net income before taxes of $78,172 which represented three months of operations that were included in the Company’s Condensed Unaudited Consolidated Statement of Income. This consisted of approximately $810,456 in revenues, $307,284 in cost of revenues, and $425,000 in operating expenses.

For the nine months ended September 30, 2018, the ISM/Nellnube operations had a net income before taxes of $97,496 which represented four months of operations that were included in the Company’s Condensed Unaudited Consolidated Statement of Income. This consisted of approximately $1,010,799 in revenues, $383,244 in cost of revenues, and $530,059 in operating expenses.

NOTE 10 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,849,000 as of September 30, 2018, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2024 to 2034.

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

Income tax provision:

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Current:
Federal	$20,000	$51,302
State and local	2,296	5,700

Total current tax provision	22,296	57,002

Deferred:
Federal	70,000	319,500
State and local	7,000	35,500

Total deferred tax provision	77,000	355,000

Total provision	$99,296	412,002

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – INCOME TAXES (Continued)

For the nine months ended September 30, 2018, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense and 50% of general meals which are not deductible. The provision for the nine months ended September 30, 2018 was $99,296. The effective tax rate consists primarily of the 21% federal statutory tax rate and a blended 5% state and local tax rate.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its current CFO, Crandall Melvin III which expired on May 31, 2018 and was subsequently extended for a three-year period. The monthly rent for this office space is $2,300. Total rent expense for the three and nine months ended September 30, 2018 was $6,900 and $19,700 respectively and for the three and nine months ended September 30, 2017 was $6,300 and $18,900 respectively under this lease.

The Company leased its Seattle office space from Mary Abdian, an employee of SWK, which expired September 30, 2018, however, this lease was terminated on May 31, 2018 by mutual consent. The monthly rent for this office space was $3,090 and increased 3% each year. Total rent expense for the nine months ended September 30, 2018 under this lease was $15,915 as compared to $9,270 and $27,810 for the three and nine months ended September 30, 2017.

As of September 30, 2018, long term debt and contingent consideration are considered related party liabilities as holders are current employees of the Company, see Note 6, 9, and 12.

NOTE 12 – COMMITMENTS

Operating Leases

Our main office was located at 5 Regent Street, Livingston, NJ 07039 where we had 6,986 square feet of office space at a monthly rent of $7,400. The lease expired on December 31, 2016 and was subsequently extended for two months ending February 28, 2017. On March 1, 2017, the Company entered into a new operating lease agreement for its main office located at 120 Eagle Rock Avenue, East Hanover, NJ 07936. The main office premises consist of 5,129 square feet of office space at a monthly rent starting at $8,762 and escalating to $10,044 per month by the end of the term April 30, 2024. On September 11, 2017, the Company entered into an operating lease agreement for an additional 1,870 square feet of office space at 120 Eagle Rock Ave, East Hanover, NJ commencing October 1, 2017 with a monthly rent of $3,506 for a period of one year. This lease was extended for a period of one month at $4,675. On October 24, 2017 the Company entered into a lease for $3,584 per month for one year beginning November 1, 2018.

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

The Company leases office space in Sisters, OR with a monthly rent of $720. The lease expires November 30, 2019.

The Company leases 1,107 square feet of office space in San Diego, CA with a monthly rent of $4,184 escalating to $4,461 per month at the end of the lease term, February 28, 2021.

Total rent expense under these operating leases for the three months ended September 30, 2018 and 2017 was $104,822 and $93,067 respectively for the nine months ended September 30, 2018 and 2017 was $315,202 and $300,689, respectively.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2017.

Remainder 2018	$103,306
2019	365,225
2020	261,542
2021	196,680
2022	127,447
thereafter	159,854
$1,214,054

Contingent Consideration

On October 1, 2015, SWK entered into an Asset Purchase Agreement (the “Macabe Purchase Agreement”) with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders. SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. Additionally, the Company will pay 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software & license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three year period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $37,723 as of September 30, 2018. The Company estimates that the contingent consideration will be fully paid by September 30, 2019.

 NOTE 13 – SUBSEQUENT EVENTS

On October 24, 2018, the Company cancelled an aggregate of 1,000 shares of stock previously issued on January 18, 2018 to ten (10) non-executive employees of SWK. This was in response to the Company’s non-compliance with Nasdaq Listing Rule 5635(c). The Company has regained compliance.

On October 29, 2018, the Company’s Board of Directors, subject to shareholder approval, adopted the 2018 Equity and Incentive Plan (the “2018 Plan”). If approved by shareholders, the 2018 Plan will provide stock-based incentive compensation to select officers, employees, non-employee directors, consultants and service providers. Approval of the 2018 Plan will allow the Company to award stock options in the form of non-qualified and incentive options, stock appreciation rights, restricted stock, and restricted stock units to employees and to non-employee directors, consultants and service providers. In determining the number of shares available under the 2018 Plan, the Company considered the historical burn-rate of the Company’s previous incentive plans, and the potential dilution to shareholders. The 675,000 shares available under the 2018 Plan represent approximately 15% of the Company’s outstanding Common Stock as of October 26, 2018. The NASDAQ Capital Market closing price of a share of Common Stock on October 26, 2018 was $3.55. Based on historical burn rates and the Company’s current stock price, the Compensation Committee believes the 675,000 shares that may be awarded under the 2018 Plan should be sufficient to cover grants in the coming years.

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

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017.

During the nine months ended September 30, 2018 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

1)	Revenues increased 16.0% from the same nine months period in the prior year.
2)	Income from operations decreased to $375,720 as compared to $1,029,733 for the same nine months period in the prior year.
3)	Net income was $246,537 as compared to $592,170 for the same nine months period in the prior year.

Revenues

Revenues for the three months ended September 30,2018 increased $1,700,158 (17.7%) to $11,287,058 as compared to $9,586,900 for the three months ended September 30,2017. Revenues for the nine months ended September 30, 2018 increased $4,182,244 (16.0%) to $30,280,356 as compared to $26,098,112 for the nine months ended September 30, 2017.

Software sales increased by $67,856 to $1,677,780 for the three months ended September 30, 2018 from $1,609,924 for the same period in 2017 for an overall increase of 4.2%. For the nine months ended September 30, 2018 software sales increased $729,036 (18.4%) to $4,680,501 from $3,951,465 for the same period in 2017. The increase for the three months ended September 30, 2018 is attributed to greater activity in ERP sales. The increase for the nine months ended September 30, 2018 is attributed to stronger ERP sales than for the same period in 2017.

Service revenue increased by $1,632,302 to $9,609,278 for the three months ended September 30, 2018 from $7,976,976 for the same period in 2017 for an overall increase of 20.5%. Service revenue increased by $3,453,208 to $25,599,855 for the nine months ended September 30, 2018 from $22,146,647 for the same period in 2017 for an overall increase of 15.6%. This increase is attributed to the timing of project implementation after the original software sale and in increased in our managed services practice and the increased activity due to the recent acquisitions.

Gross Profit

Gross profit for the three months ended September 30, 2018 increased $727,658 (19.2%) to $4,515,516 as compared to $3,787,858 for the three months ended September 30, 2017. For the three month period ended September 30, 2018, the overall gross profit percentage was 40.0% as compared to 39.5% for the period ended September 30, 2017.

Gross profit for the nine months ended September 30, 2018 increased $1,903,156 (18.0%) to $12,482,151 as compared to $10,578,995 for the nine months ended September 30, 2017. For the nine month period ended September 30, 2018, the overall gross profit percentage was 41.2% as compared to 40.5% for the period ended September 30, 2017.

The gross profit attributed to software sales decreased $63,517 to $785,176 for the three months ending September 30, 2018 from $848,693 in the three months ending September 30, 2017 while gross profit attributed to software sales increased $216,769 to $2,183,176 for the nine months ending September 30, 2018 from $1,966,407 in the nine months ending September 30, 2017.   The mix of products being sold by the Company changes from time to time which sometimes causes the overall gross margin percentage to vary.

The gross profit attributed to services increased $791,175 for the three months ending September 30, 2018 from the three months ending September 30, 2017 while gross profit attributed to services increased $1,686,387 for the nine months ending September 30, 2018 from the nine months ending September 30, 2017. This increase is attributed to the increase in consulting revenue for the period.

Operating Expenses

Selling and marketing expenses increased $518,156 (43.8%) to $1,700,034 for the three months ending September 30, 2018 from $1,181,878 in the three months ending September 30, 2017. Selling and marketing expenses increased $1,412,205 (39.2%) to $5,015,897 for the nine months ended September 30, 2018 compared to $3,603,692 for the nine months ended September 30, 2017. Sales and marketing personnel increased by 33% for the nine months ending September 30, 2018 as compared to the same period in 2017 primarily due to increased activity due to acquisitions and the Partner Success Program with one of the publishers.

General and administrative expenses increased $397,707 (20.9%) to $2,300,242 for the three months ending September 30, 2018 from $1,902,535 in the three months ending September 30, 2017. General and administrative expenses increased $1,066,965 (19.8%) to $6,453,817 for the nine months ended September 30, 2018 as compared to $5,386,852 for the nine months ended September 30, 2017. This is primarily as a result of increases in payroll and related expenses associated with the addition of management and operations personnel and the recent acquisitions.

Depreciation and amortization expense increased $107,865 for the three months ended September 30, 2018 to $253,450 as compared to $145,585 for the three months ended September 30, 2017. Depreciation and amortization expense increased $104,662 for the nine months ended September 30, 2018 to $570,125 as compared to $465,463 for the nine months ended September 30, 2017. This increase was due to the additional amortization from intangibles from acquisitions and capitalized software placed in service in the period ending September 30, 2018.

Income from Operations

For the three and nine months ended September 30, 2018, the Company had income from operations of $255,077 and $375,720 respectively as compared to income from operations of $549,427 and $1,029,733 respectively for the three and nine months ended September 30, 2017.

The decrease is due to increases in payroll and related expenses associated with the addition of management, operations and sales personnel.

Income Taxes

For the nine months ended September 30, 2018, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense and 50% of general meals and entertainment expense which is not tax deductible. The provision for the nine months ended September 30, 2018 was $99,296. The effective tax rate consists primarily of the 21% federal statutory tax rate and a blended 5% state and local tax rate. The 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017. The Tax Reform includes a number of changes in existing tax law impacting businesses including a permanent reduction in the U.S. federal statutory rate from 34% to 21%, effective on January 1, 2018.

Net Income

For the three and nine months September 30, 2018, the Company had net income of $170,938 and $246,537 respectively as compared to a net income of $317,823 and $592,170 respectively for the three and nine months ended September 30, 2017. The net income for the nine months ended September 30, 2018 is down compared to the nine months ended September 30, 2017 primarily due to the additional payroll and related expenses associated with the addition of management, operations and sales personnel.

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

On September 11, 2018, SWK entered into a Revolving Demand Note (the “Revolving Demand Note”) by and between SWK and JP Morgan Chase Bank (“Lender”), a commercial lender. The Lender has agreed to loan SWK up to a principal amount of two million dollars. The interest rate on the Revolving Demand Note shall be a variable rate, equal to the “Adjusted LIBOR Rate”, plus three percent (3.00%) per annum.  The Revolving Demand Note is secured by all of SWK’s assets pursuant to a Security Agreement. The line is also collateralized by substantially all of the assets of the Company. This Revolving Demand Note replaces the M&T Bank Revolving Demand Note and expires August 31, 2019. At September 30, 2018 there were no borrowings under the Revolving Demand Note.

As of September 30, 2018, the Company has $1,610,660 notes outstanding from acquisitions occurring between 2014 and through 2018. Future payments on these notes are as follows:

Remainder of 2018	$115,823
2019	426,350
2020	351,005
2021	282,699
2022	288,405
2023	146,378
Total	$1,610,660

During the nine months ended September 30, 2018, the Company had a net decrease in cash of $427,258.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $820,466 in cash from operating activities for the nine months ended September 30, 2018 as compared to generating $1,204,508 of cash for operating activities for the same period in 2017. This decrease is due in large part to the decrease in accounts payable.

Cash used in investing activities

Investing activities for the nine months ended September 30, 2018 used cash of $851,297 as compared to using cash of $616,857 for the same period in 2017. The Company had approximately $50,000 less in purchases of property and equipment offset by approximately $50,000 in software development costs. In the current year, the Company acquired businesses for $300,000 versus prior year of $60,000.

Cash used in financing activities

Financing activities for the nine months ended September 30, 2018 used cash of $369,427 as compared to using cash of $544,490 for the same period in 2017. The decrease is attributed to no dividend paid in 2018.

The Company believes that as a result of the growth in business, and the availability of its Credit Line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2018.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2018 or for fiscal 2017, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: November 13, 2018	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

	By:	/s/ Crandall Melvin III
Crandall Melvin III
Principal Accounting Officer