Form 10-K
period 2018-12-31
SilverSun Technologies, Inc.
filed 2019-03-28
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38063

SILVERSUN TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	16-1633636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Eagle Rock Ave

East Hanover, NJ 07936

(Address of principal executive offices)

(973) 396-1720

(Registrant’s telephone number, including area code)

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2018 based on a closing price of $4.15 was $7,177,276. As of March 26, 2019, the registrant had 4,500,755 shares of its common stock, par value $0.00001 per share, outstanding.

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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Report are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Report and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

For discussion of factors that we believe could cause our actual results to differ materially from expected and historical results see “Item 1A — Risk Factors” below.

In this Report, unless otherwise indicated or the context otherwise requires, “SilverSun”, the “Company”, “we”, “us” or “our” refer to SilverSun Technologies, Inc., a Delaware corporation, and its subsidiaries.

PART I

Item 1. Business Overview

We are a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the “Cloud”. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for Electronic Data Interchange (“EDI”), time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, cybersecurity, application hosting, disaster recovery business continuity, cloud and other services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Chicago, Arizona, Southern California, North Carolina, Washington and Oregon.

Our core business is divided into the following practice areas:

ERP (Enterprise Resource Management) and Accounting Software

We are a value-added reseller for a number of industry-leading ERP applications. We are a Sage Software Authorized Business Partner and Sage Certified Gold Development Partner. We believe we are among the largest Sage partners in North America, with a sales and implementation presence complemented by a scalable software development practice for customizations and enhancements. Due to the growing demand for cloud-based ERP solutions, we have two (2) industry leading applications in our ERP portfolio: (1) NetSuite, among the world’s leading cloud ERP solutions; and (2) Acumatica, a browser-based ERP solution that can be offered on premise, in the public cloud, or in a private cloud. We develop and resell a variety of add-on solutions to all our ERP and accounting packages that help customize the installation to our customers’ needs and streamline their operations.

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

Our Growth Strategy

General

Our strategy is to grow our business through a combination of intra-company growth of our software applications, technology solutions and managed services, as well as expansion through acquisitions. We have established a national presence via our internal marketing, sales programs, and acquisitions and now have ERP customers and MAPADOC customers throughout most of the United States.

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

Acquisitions

The markets in which we provide our services are occupied by a large number of competitors, many substantially larger than us, and with significantly greater resources and geographic reach. We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies both within our existing footprint and expanded territories. As such, we have completed twenty four (24) acquisitions and/or collaborative agreements in the past sixty (60) months. We may also utilize acquisitions, whenever appropriate, to expand our technological capabilities and product offerings. We focus on acquisitions that are profitable and fit seamlessly with our existing operations.

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

Value-Added Resellers (“VARs”) of ERP, Warehouse Management Systems (“WMS”), CRM and BI Software. Of the hundreds of VARs in the Sage Software sales channel, we believe we are one of the top based on our 2018 revenue. VARs gross margins are a function of the sales volume they provide a publisher in a twelve (12) month period, and we are currently operating at the highest margins. Smaller resellers, who sell less and operate at significantly lower margins, are at a competitive disadvantage to companies such as ours, and are often amenable to creating a liquidity event for themselves by selling to larger organizations. We have benefitted from completing such acquisitions in a number of ways, including but not limited to: (i) garnering new customers to whom we can upsell and cross-sell our broad range of products and services; (ii) gaining technical resources that enhance our capabilities; and (iii) extending our geographic reach.

Our business strategy provides that we will examine the potential acquisition of businesses within our industry. In determining a suitable acquisition candidate, we will carefully analyze a target’s potential to add to and complement our product mix, expand our existing revenue base, improve our margins, expand our geographic coverage, strengthen our management team, add technical resources and expertise, and, above all, improve stockholder returns. More specifically, we have identified the criteria listed below, by which we evaluate potential acquisition targets in an effort to gain the synergies necessary for successful growth of the Company:

●	Access to new customers and geographic markets;

●	Recurring revenue of the target;

●	Opportunity to gain operating leverage and increased profit margins;

●	Diversification of sales by customer and/or product;

●	Improvements in product/service offerings; and

●	Ability to attract public capital and increased investor interest.

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

Enterprise Resource Planning Software Strategy

Our ERP software strategy is focused on serving the needs of our expansive installed base of customers for our Sage 100 ERP, Sage 500 ERP, and Sage BusinessWorks practices, while rapidly growing the number of customers using Sage EM (formerly Sage ERP X3), NetSuite, and Acumatica.  We currently have approximately 6,000 active ERP customers using one of these six solutions, including customers using certain add-on support products to these solutions.  In the past we, have focused primarily on on-premise mid-market Sage Software solutions but in the past three years have shifted our focus to the more enterprise-level Sage EM (formerly Sage ERP X3) offering, as well as diversifying into cloud ERP solutions.  This has allowed us to increase our average deal size significantly and also to keep pace with the changing trends that we see in the industry.

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

The recent trend in the industry shows that there is a high demand for managed services across every industry vertical. The implementation of managed services can reduce IT costs by 30% to 40% in such enterprises. This enables organizations to have flexibility and technical advantage. Enterprises having their services outsourced look forward to risk sharing and to reduce their IT costs and IT commitments, so that they are able to concentrate on their core competencies. Organizations implementing managed services have reported almost a 50% to 60% increase in the operational efficiency of their outsourced processes. Enterprises have accepted outsourcing services as a means to enable them to reduce their capital expenditure (CapEx) and free up internal sources. Newer managed services that penetrate almost all the industry domains, along with aggressive pricing in services, are being offered. This results in an increase in the overall revenues of the managed services market. It is observed that there is an increase in outsourcing of wireless, communications, mobility and other value-added services, such as content and e-commerce facilities. With increasing technological advancements and the cost challenges associated with having the IT services in-house, we believe the future seems optimistic for managed services providers.

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

The Company resells ERP software published by Sage Software, Acumatica and other providers for the financial accounting requirements of small- and medium-sized businesses focused on manufacturing and distribution, and the delivery of related services from the sales of these products, including installation, support and training. The programs perform and support a wide variety of functions related to accounting, including financial reporting, accounts payable and accounts receivable, and inventory management.

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

Our “MAPADOC” EDI solution is a fully integrated EDI solution that provides users of both Acumatica ERP and Sage Software’s Sage 100 ERP/Sage 500 ERP/Sage EM (formerly Sage ERP X3) software products with a feature rich product that is easy to use. “MAPADOC” provides the user with dramatically decreased data entry time, elimination of redundant steps, the lowering of paper and postage costs, the reduction of time spent typing, signing, checking and approving documents and the ability to self-manage EDI and to provide a level of independence that saves time and money.

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

Managed Network Services and Business Consulting

We provide managed services, cybersecurity, business continuity, disaster recovery, data back-up, network maintenance and service upgrades for our business clients. We are a Microsoft Solutions Provider. Our staff includes engineers who maintain certifications from Microsoft and Sage Software. They are Microsoft Certified Systems Engineers and Microsoft Certified Professionals, and they provide a host of services for our clients, including remote network monitoring, server implementation, support and assistance, operation and maintenance of large central systems, technical design of network infrastructure, technical troubleshooting for large scale problems, network and server security, and backup, archiving, and storage of data from servers. There are numerous competitors, both larger and smaller, nationally and locally, with whom we compete in this market.

Through our wholly owned subsidiary, Critical Cyber Defense Corp., we offer cybersecurity services for businesses requiring that extra level of protection.

Application Hosting

Through our wholly owned subsidiary, Secure Cloud Services, Inc., we acquired the assets of Nellnube, Inc. to further market application hosting services throughout the country.

Product Development

We are continually looking to improve and develop new products. Our product initiatives include various new product offerings, which are either extensions of existing products or newly conceptualized product offerings including, but not limited to:

•         Time and Billing Professional

•         SPS RSX Connector

•         MAPADOC Express and MAPADOC for Cloud Applications

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

We are required to enter into an annual Channel Partner Agreement with Sage Software whereby Sage Software appoints us as a non-exclusive partner to market, distribute, and support Sage 100 ERP, Sage 500 ERP and Sage EM (formerly Sage ERP X3). The Channel Partner Agreement is for a one-year term, and automatically renews for an additional one-year term on the anniversary of the agreement’s effective date. These agreements authorize us to sell these software products to customers in the United States. There are no clauses in this agreement that limit or restrict the services that we can offer to customers. We also operate a Sage Software Authorized Training Center Agreement and also are party to a Master Developers Program License Agreement.

For the years ended December 31, 2018 and 2017, purchases from Sage Software were approximately 22% and 23%, respectively, of the Company’s total cost of revenue.  Generally, the Company does not rely on any one specific supplier for all its purchases and maintains relationships with other suppliers that could replace its existing supplier should the need arise.

Customers

We market our products primarily throughout North America.  For the years ended December 31, 2018 and 2017, our top ten (10) customers accounted for 17% ($7,173,499) and 21% ($7,461,570), respectively, of our total revenues. Generally, we do not rely on any one specific customer for any significant portion of our revenue base. No single customer accounted for ten percent or more of our consolidated revenues base.

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

Competition

Our markets are highly fragmented, and the business is characterized by a large number of participants, including several large companies, as well significant number of small, privately-held, local competitors. A significant portion of our revenue is currently derived from requests for proposals (RFPs”) and price is often an important factor in awarding such agreements. Accordingly, our competitors may underbid us if they elect to price their services aggressively to procure such business. Our competitors may also develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to enhance our competitive position.  The principal competitive factors for our professional services include geographic presence, breadth of service offerings, technical skills, quality of service and industry reputation. We believe we compete favorably with our competitors on the basis of these factors.

Employees

As of March 27, 2019, we had approximately 178 full time employees with 48 of our employees engaged in sales and marketing activities, 89 employees are engaged in service fulfillment, and 41 employees performing administrative functions.

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

Prior to June 2004, we were engaged in the design, manufacture, and marketing of specialized telecommunication equipment. On June 2, 2004, our wholly-owned subsidiary, SWK Technologies, Inc. (“SWK”) completed its acquisition of SWK, Inc. Since the acquisition of SWK, Inc. we have focused on three (3) core business sectors, including acting as the following: (i) a managed service provider for computer networks, providing cybersecurity, 24/7 remote monitoring of networks, data backup, hosting,  and business continuity and disaster recovery services; (ii) a value added reseller and master developer for Sage Software’s Sage 100 ERP, Sage 500 ERP and Sage EM (formerly Sage ERP X3) enterprise resource planning (“ERP”) financial software; and (iii) publisher of its own proprietary software solutions and integrations, including its Electronic Data Interchange (“EDI”) software, “MAPADOC.” We also publish twenty (20) other assorted software solutions. We focus on the business application software and the information technology consulting market for small and medium-sized businesses (“SMB’s”), selling services and products to various end users, manufacturers, wholesalers and distributors located throughout the United States.

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

On June 2, 2006, SWK completed the acquisition of certain assets of AMP-Best Consulting, Inc. (“AMP”) of Syracuse, New York.  AMP is an information technology company and value-added reseller of licensed ERP software published by Sage Software.  AMP sold services and products to various end users, manufacturers, wholesalers and distribution industry clients located throughout the United States, with special emphasis on companies located in the upstate New York region.

During 2011, SWK acquired Sage’s Software’s customer accounts in connection with IncorTech, LLC (“IncorTech”), a Southern California-based Sage business partner. This transaction increased our geographical influence in Southern California for the sale and support of our MAPADOC integrated EDI solution and the marketing of our Sage EM (formerly Sage ERP X3) to both former IncorTech customers as well as new consumers. IncorTech had previously provided professional accounting, technology, and business consulting services to over 300 clients.

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

On May 31, 2018, SWK entered into an Asset Purchase Agreement with Info Sys Management, Inc., (“ISM”) an Oregon based reseller of Sage Software and Acumatica applications. In addition to the strategic geographic benefits of this acquisition, it has provided additional revenues from the approximately 700 additional customers.

In May 2018, the Company formed a wholly owned subsidiary, Secure Cloud Services, Inc. (“SCS”), a Nevada corporation, for the purpose of providing application hosting services. On May 31, 2018, Secure Cloud Services entered into an Asset Purchase Agreement with Nellnube, Inc. (“Nellnube”) an Oregon based application hosting provider.

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

As of December 31, 2018, and December 31, 2017, we had an accumulated deficit of $7,429,810 and $7,692,242, respectively. As of December 31, 2018, and December 31, 2017 we had stockholders’ equity of $4,334,160 and $4,227,121 respectively. We may incur net losses in the future. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell our products and services, control our costs, and effectively manage our growth. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

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

If we fail to maintain an effective system of internal control, we may not be able to report our financial results accurately or to reduce probability of fraud occurrence. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our Common Stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. We may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

Management has concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria set forth in 2013 Internal Control—Integrated Framework issued by the COSO.

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

If we are not able to protect our trade secrets through enforcement of our confidentiality and non-competition agreements, then we may not be able to compete effectively, and we may not be profitable.

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

Computer Malware, Viruses, Hacking, Phishing Attacks and Spamming Could Harm Our Business and Results of Operations.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in our services and operations and loss, misuse or theft of data. Computer malware, viruses, computer hacking and phishing attacks against online networking platforms have become more prevalent and may occur on our systems in the future.

Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation or brand. Our network security business disruption insurance may not be sufficient to cover significant expenses and losses related to direct attacks on our website or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of our products and services and technical infrastructure may harm our reputation, brand and our ability to attract customers. Any significant disruption to our website or internal computer systems could result in a loss of customers and could adversely affect our business and results of operations.

We have previously experienced, and may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. If our services are unavailable when customers attempt to access them or they do not load as quickly as they expect, customers may seek other services.

Some errors in our software code may only be discovered after the code has been deployed. Any errors, bugs, or vulnerabilities discovered in our code after deployment, inability to identify the cause or causes of performance problems within an acceptable period of time or difficultly maintaining and improving the performance of our platform, particularly during peak usage times, could result in damage to our reputation or brand, loss of revenues, or liability for damages, any of which could adversely affect our business and financial results.

We expect to continue to make significant investments to maintain and improve our software and to enable rapid releases of new features and products. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be harmed.

We have a disaster recovery program to transition our operating platform and data to a failover location in the event of a catastrophe and have tested this capability under controlled circumstances, however, there are several factors ranging from human error to data corruption that could materially lengthen the time our platform is partially or fully unavailable to our user base as a result of the transition. If our platform is unavailable for a significant period of time as a result of such a transition, especially during peak periods, we could suffer damage to our reputation or brand, or loss of revenues any of which could adversely affect our business and financial results.

We Need to Manage Growth in Operations to Realize Our Growth Potential and Achieve Our Expected Revenues, and Our Failure to Manage Growth Will Cause a Disruption of Our Operations Resulting in the Failure to Generate Revenue and an Impairment of Our Long-Lived Assets.

In order to take advantage of the growth that we anticipate in our current and potential markets, we believe that we must expand our sales and marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures and management information systems. We will also need to effectively train, motivate and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

In order to achieve the above-mentioned targets, the general strategies of our Company are to maintain and search for hard-working employees who have innovative initiatives, as well as to keep a close eye on expansion opportunities through merger and/or acquisition.

Our debt financing is secured by the grant of a security interest in all of our assets and upon a default the lender may foreclose on all of our assets.

On September 11, 2018, SWK entered into a Revolving Demand Note (the “JPM Revolving Demand Note”) by and between SWK and JPMorgan Chase Bank (“JPM Lender”), a commercial lender. The JPM Lender has agreed to loan SWK up to a principal amount of two million dollars. The interest rate on the JPM Revolving Demand Note shall be a variable rate, equal to the “Adjusted LIBOR Rate”, plus two and one quarter percent (2.25%) per annum.  The JPM Revolving Demand Note is secured by all of SWK’s assets pursuant to a Security Agreement. The line is also collateralized by substantially all of the assets of the Company. The JPM Revolving Demand Note expires August 31, 2019. At December 31, 2018 there were no borrowings under the JPM Revolving Note.

If the Company is unable to repay or refinance its indebtedness to JPM Lender it may be forced to cease operations and the holders of the Company’s Common Stock may lose their entire investment.

We Face Risks Arising From Acquisitions.

We may pursue strategic acquisitions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.

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

The Company leases office space in Syracuse, NY, at a monthly rent of $2,300.  The lease expired on May 31, 2018 and was subsequently extended for a three-year term commencing June 1, 2018 and ending May 31, 2021.

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

On February 25, 2019, the Company signed a lease for 1,180 square feet of office space in Lisle, IL.  The lease begins April 1, 2019 with a monthly rent of $1,942 escalating to $2,040 by the end of the lease term March 31, 2022.

Our leased space is utilized for office purposes and it us our belief that the space is adequate for our immediate needs.  Additional space may be required as we expand our business activities.  We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.

Item 3. Legal Proceedings.

Other than indicated below, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than indicated below, to our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company our subsidiaries, threatened against or affecting our Company, our common stock, our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On March 4, 2019, a derivative lawsuit was filed in the Delaware Court of Chancery, by a purported stockholder of the Company against the members of the Company’s Board of Directors as of March 4, 2019 surrounding the Company’s capital structure. The complaint has named the Company as a nominal defendant. There was no certain amount of monetary damages sought in the complaint. The plaintiff seeks equitable and injunctive relief, and any other money damages, and costs and disbursements, and such other relief deemed just and proper, including specifically legal fees.

The Board and the Company believes the above lawsuit to be completely without merit and plan to vigorously defend such lawsuit, in addition to asking for other costs and relief that may be appropriate.

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

(b) Holders of Common Equity

As of March 26, 2019, there were 858 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

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

On December 24, 2018, the Company announced the payment of a $0.05 special cash dividend per share of Common Stock. The dividend payments announced in December were paid out on January 14, 2019 for an aggregate amount of approximately $225,038, which was applied against additional paid in capital.

The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

There are 56,280 outstanding options to purchase our securities.

The following table sets forth information as of December 31, 2018 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

	All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders.	56,280	$3.75	0
Total	56,280	$3.75	0

2004 Stock Incentive Plan

The Company adopted the 2004 Stock Incentive as the amended Plan (the “2004 Plan”) in order to attract and retain qualified employees, directors, independent contractors or agents of the Company.  The 2004 Plan terminated on September 29, 2014; options granted before that date were not affected by plan termination. At December 31, 2018 and 2017, 56,280 and 62,280 options remained outstanding under the 2004 Plan, respectively.

2004 Directors’ and Officers’ Stock Incentive Plan

The Company adopted the 2004 Directors’ and Officers’ Stock Incentive Plan (the “2004 D&O Plan”) in order to provide long-term incentive and rewards to officers and directors of the Company and subsidiary and to attract and retain qualified employees, directors, independent contractors or agents of the Company. The 2004 D&O Plan terminated on September 29, 2014 and as of March 26, 2019, no securities were issued.

2007 Consultant Stock Incentive Plan

The Company adopted the 2007 Consultant Stock Incentive Plan (the “2007 Plan”) to: (i) provide long-term incentives, payment in stock in lieu of cash and rewards to consultants, advisors, attorneys, independent contractors or agents (“Eligible Participants”) of the Company; (ii) assist the Company in attracting and retaining independent contractors or agents with experience and/or ability on a basis competitive with industry practices; and (iii) associate the interests of such independent contractors or agents with those of the Company’s stockholders.  Awards under the 2007 Plan may include, but need not be limited to, stock options (including non-statutory stock options and incentive stock options qualifying under Section 422 of the Code), stock appreciation rights (including free-standing, tandem and limited stock appreciation rights), warrants, dividend equivalents, stock awards, restricted stock, phantom stock, performance shares or other securities or rights that the Board determines to be consistent with the objectives and limitations of the 2007 Plan. The price shall be equal to or greater than 50% of the fair market value of such shares on the date of grant of such award. The Board shall determine the extent to which awards shall be payable in cash, shares of the Company’s Common Stock or any combination thereof.  The 2007 Plan (but not the awards theretofore granted under the 2007 Plan) terminated on January 22, 2017 and no awards were granted thereafter. As of March 26, 2019, no securities were issued pursuant to the 2007 Plan.

Recent Sales of Unregistered Equity Securities

There were no unregistered sales of the Company’s equity securities during 2018 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company at 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV  89119.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K and other reports filed by SilverSun Technologies, Inc. and its wholly owned subsidiaries, SWK Technologies, Inc., Secure Cloud Services, Inc., and Critical Cyber Defense Corp. (together the “Company”, “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Annual Report on Form 10-K, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

We are executing a multi-pronged business strategy centered on recurring revenue, customer retention and on rapidly increasing the size of our installed customer base. The growth of our customer base is accomplished via our traditional marketing programs, via our Sage Partner Success Program and via acquisitions. After a customer is secured, our strategy is to up-sell and cross-sell, providing the customer with advanced technologies and third-party add-ons that help them transform their business. These add-on products could include application hosting, cybersecurity, warehouse management, human capital management, payment automation, sales tax compliance or any number of other products that we represent. Many of these incremental products and services are billed on a subscription basis, often paying monthly for the service, which increases our monthly recurring revenue (“MRR”). This strategy increases the average revenue per customer, which facilitates our continued growth, and reduces our cost of customer acquisition, which enhances our profitability profile.

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

Another key tactical strategy for our Company is developing smart, proprietary business management applications that effectively and efficiently integrate with existing business management systems; and in publishing proprietary solutions for niche markets that address unique manufacturing and distribution challenges and needs.  In this regard we publish proprietary EDI (Electronic Data Interchange) software, branded as MAPADOC.  MAPADOC is a fully integrated, easy-to use, feature-rich EDI solution for users of Sage Software, Inc.’s (“Sage”) market leading Sage 100 ERP, Sage 500 ERP and Sage EM (formerly Sage ERP X3) software products and for users of the cloud ERP solution published by Acumatica, Inc. It is marketed and distributed by the Company’s direct sales force, as well as through its platform partner, SPS Commerce, Inc. and a national network of independent software partners and resellers. Its target market is largely vendors (manufacturers and distributors) who supply big-box retailers (like Walmart, CVS, Target and Costco, etc.) and whom as a result are required to be EDI-enabled in order to transact business with these large customers.

As of November 2018, MAPADOC was included on the Sage Software pricelist.  As a result, the Sage direct sales team is now permitted to sell MAPADOC.

As Microsoft Certified Systems Engineers and Microsoft Certified Professionals, our staff offers a host of mission critical services, including cybersecurity, business continuity, disaster recovery, application hosting, remote network monitoring, server implementation, support and assistance, and technical design of network infrastructure, among other services. We compete with numerous large and small companies in this market sector, both nationally and locally.

Distinguished as one of the largest Sage EM (formerly Sage ERP X3) practices in North America, we resell enterprise resource planning software published by Sage, which addresses the financial accounting requirements of small- and medium-size businesses focused on manufacturing and distribution.  We also offer services related to these sales, including installation, support and training.  These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment.  The programs perform and support a wide variety of functions related to accounting, including financial reporting, accounts payable, accounts receivable and inventory management.

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

Investing in the acquisition of other companies and proprietary business management solutions has been an important growth strategy for our Company, allowing us to rapidly expand into new geographic markets and create new and exciting profit centers.  To date, we have completed a series of strategic ventures that have served to fundamentally strengthen our Company’s operating platform and materially expand our footprint to nearly every U.S. state.  More specifically, over the past fifteen years, we have outright acquired, acquired select assets of or entered into revenue sharing agreements with Business Tech Solutions Group, Inc.; Wolen Katz Associates; AMP-BEST Consulting, Inc.; IncorTech; Micro-Point, Inc.; HighTower, Inc.; Point Solutions, LLC; SGEN, LLC., ESC, Inc., 2000 SOFT, Inc., Productive Tech Inc., The Macabe Associates, Oates & Co; Pinsight Technology, Inc.; Info Sys Management, Inc. and Nellnube, Inc.

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

During 2018 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth. Some of the key highlights for 2018 are as follows:

1) Revenues increased 17.6% from the prior year.

2) Income from operations was $412,760 as compared to $939,258 in the prior year.

3) Recurring revenue from all sources represents approximately 42.9% of total revenue for 2018 as opposed to 40.7% for 2017.

Revenues

Revenues for the year ended December 31, 2018 increased $6,148,284 (17.6%) to $41,000,312 as compared to $34,852,028 for the year ended December 31, 2017.

Software sales increased by $921,408 to $6,196,674 in 2018 from $5,275,266 in 2017 for an overall increase of 17.5%.  This increase was primarily due to an increase in sales of our accounting software products, such as Sage Enterprise Management (formerly Sage ERP X3), and Acumatica.

Service revenue increased by $5,226,876 to $34,803,638 in 2018 from $29,576,762 in 2017 for an overall increase of 17.7%. The overall increases are primarily due to increased sales of software, continued marketing efforts, expansion of the Company’s installed customer base, and the Company’s strategy to increase its business by seeking additional opportunities through potential acquisitions, partnerships or investments. Approximately $1,711,000 of this increase was attributable to the impact across the various consulting practices of the Info Sys Management/Nellnube acquisitions in 2018.

Gross Profit

Gross profit for the year ended December 31, 2018 increased $3,054,964 (22.0%) to $16,920,404 as compared to $13,865,440 for the year ended December 31, 2017. The increase in overall gross profit for this period is largely attributable to the increase in revenues from the service business. For the year ended December 31, 2018, the overall gross profit percentage was 41.3% as compared to 39.8 % for the year ended December 31, 2017.

The gross profit attributed to software sales increased $188,399 to $2,863,789 for 2018 from $2,675,390 in 2017 which resulted in a decrease in the gross profit percentage from 50.7% in 2017 to 46.2% for 2018. The mix of products being sold by the Company changes from time to time which causes the overall gross margin percentage to vary.

The gross profit attributed to services increased $2,866,565 to $14,056,615 for 2018 from $11,190,050 is 2017 primarily due to the implementations of larger scale accounting systems and the increase in the managed services business. The gross profit percentage attributed to services increased to 40.4% in 2018 from 37.8% in 2017.

Operating Expenses

Selling and marketing expenses increased $1,902,056 (39.2%) to $6,752,052 for the year ended December 31, 2018 compared to $4,849,996 for the year ended December 31, 2017 due to additional sales personnel and related expenses in anticipation of accelerated growth in 2019.

General and administrative expenses increased $1,625,001 (22.1%) to $8,979,202 for the year ended December 31, 2018 as compared to $7,354,201 for the year ended December 31, 2017. This is primarily a result of increases in payroll and related expenses associated with the addition of management personnel and acquisitions.

Depreciation and amortization expense for the year ended December 31, 2018 was $703,085 as compared to $620,297 for the year ended December 31, 2017. This increase is primarily due to the amortization of the 2018 acquisitions and the internally developed software what was placed into service during 2018.

Income Taxes

For the year ended December 31, 2018, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to change in federal statutory rate from 34% to 21% and Incentive Stock Options (ISO) and 50% of general meal and 100% of general entertainment expense which are not tax deductible. The total provision for the year ended December 31, 2018 was $108,646.

For the year ended December 31, 2017, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to change in federal statutory rate described above and Incentive Stock Options (ISO) and 50% of general meal and entertainment expense which are not tax deductible. The total provision for the year ended December 31, 2017 was $1,394,031. The effective rate for 2017 of 153% was due to a $934,000 tax provision related to changes The 2017 Tax Cuts and Jobs Act which was enacted on December 22, 2017.

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

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At December 31, 2018 and December 31, 2017, the outstanding balance was $30,521 and $102,742, respectively.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. At December 31, 2018 and December 31, 2017, the outstanding balance on the PTI Note was $198,106 and $319,249, respectively.

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (ISM) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note for $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two (2%) percent. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the Holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the principal amount of the ISM Note, plus accrued interest, into shares of the Company’s common stock at a price equal to $4.03. At December 31, 2018 the outstanding balance on the ISM Note was $904,436.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (Nellnube) pursuant to an Asset Purchase Agreement for a promissory note for $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two (2%) percent. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the Holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the principal amount of the Nellnube Note, plus accrued interest, into shares of the Company’s common stock at a price equal to $4.03. At December 31, 2018 the outstanding balance on the Nellnube Note was $361,774.

On July 21, 2016, SWK entered into a Revolving Demand Note (the “MTB Revolving Demand Note”) by and between SWK and M&T Bank (“MTB Lender”), a commercial lender. The MTB Lender had agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the MTB Revolving Demand Note was a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There was a minimum interest rate floor of four percent (4%). The MTB Revolving Demand Note was secured by all SWK’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and its Chief Executive Officer, Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the MTB Lender. The line was also collateralized by substantially all of the assets of the Company.   Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of SWK due and owing under the terms of the MTB Revolving Demand Note. The MTB Revolving Demand Note was cancelled and replaced with the note below in September 2018. At December 31, 2017 there were no borrowings under this note.

On September 11, 2018, SWK entered into a Revolving Demand Note (the “JPM Revolving Demand Note”) by and between SWK and JPMorgan Chase Bank (“JPM Lender”), a commercial lender. The JPM Lender has agreed to loan SWK up to a principal amount of two million dollars. The interest rate on the JPM Revolving Demand Note shall be a variable rate, equal to the “Adjusted LIBOR Rate”, plus two and one quarter percent (2.25%) per annum.  The JPM Revolving Demand Note is secured by all of SWK’s assets pursuant to a Security Agreement. The line is also collateralized by substantially all of the assets of the Company. The JPM Revolving Demand Note expires August 31, 2019. At December 31, 2018 there were no borrowings under the JPM Revolving Note.

On January 2, 2019, the Company acquired certain assets of Partners in Technology, Inc (“PIT”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $60,000 in cash and a promissory note in the principal amount of $174,000 (“PIT Note”).

During the year ended December 31, 2018, the Company had a net decrease in cash of $334,490. The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

The Company generated $1,294,564 in cash from operating activities for the year ended December 31, 2018 as compared to generating $2,308,825 of cash for operating activities for the year ended December 31, 2017. This decrease in cash provided by operating activities is primarily attributed to a decrease in accounts payable and deferred revenue and an increase in selling and general administrative expenses.

Cash used in investing activities

Investing activities for the year ended December 31, 2018 used cash of $1,063,546 as compared to using $815,510 of cash for the year ended December 31, 2017. The Company had approximately $100,000 less in purchases of property and equipment offset by approximately $100,000 in software development costs. In the current year, the Company acquired businesses for $300,000 versus prior year of $60,000 of a customer list.

Cash used in financing activities

Financing activities for the year ended December 31, 2018 used cash of $565,508 as compared to using cash of $879,017 for the year ended December 31, 2017. This decrease in cash used in financing activities is mostly attributed to the payment of a cash dividend in the prior year.

The Company believes that as a result of the growth in business, and the availability of its credit line, it has adequate liquidity to fund its operating plans for at least the next twelve months from the date of issuance of these financial statements.

There was no significant impact on the Company’s operations because of inflation for the year ended December 31, 2018.

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

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services represent the revenue recognized but not yet invoiced.

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

The 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017. The Tax Reform includes a number of changes in existing tax law impacting businesses including a permanent reduction in the U.S. federal statutory rate from 34% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The rate reconciliation includes the Company’s assessment of the accounting under the Tax Reform and is based on information that was available to management at the time the consolidated financial statements were prepared.

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2014 to 2018 remain open to examination for both the U.S. federal and state jurisdictions.

Off Balance Sheet Arrangements

During fiscal 2018, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-24 which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2018.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

The management of SilverSun Technologies, Inc. (“SilverSun” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is considered a smaller reporting company under the appropriate SEC guidance and is currently exempt, based on Section 404(b), from attestation requirements on their internal control over financial reporting.

In order to facilitate Management’s assessment of the effectiveness of ICOFR, the Company engaged an independent consultant, Centri Business Consulting LLC, (“Centri”) to assist with the documentation and testing of internal controls. Centri commenced planning and scoping activities in June 2018 and testing of the effectiveness of ICOFR for the 2018 year continued through to March 2019.

(b) Management’s Report on Internal Control over Financial Reporting

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Internal Control - Integrated Framework (“COSO”). Based on this assessment, management has identified no significant deficiencies and no material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Noting no material weaknesses, management has concluded that the five components of internal control, including the 17 principles and related points of focus noted within the 2013 Internal Control-Integrated Framework are in place and operating effectively as of December 31, 2018.

Management has concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria set forth in 2013 Internal Control—Integrated Framework issued by the COSO.

(c) Changes to Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2018, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 26, 2019:

Name	Age	Position	Officer and/or Director Since

Mark Meller	59	Chairman, President, Chief Executive Officer and Director	2003

Christine Dye	46	Chief Financial Officer	2019

Stanley Wunderlich	67	Director	2011

Joseph Macaluso	67	Director	2015

John Schachtel	57	Director	2017

Mr. Crandall Melvin, III resigned as Chief Financial Officer of the Company on February 11, 2019, effective immediately. Mr. Melvin continues to serve as an advisor to the Chief Executive Officer of the Company.

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

Christine Dye, Chief Financial Officer

Ms. Dye has over 20 years of financial management experience within technology solution organizations, including serving as Chief Financial Officer at three previous companies. As CFO of Send Word Now, Inc., and later as CFO at On-Net Surveillance Systems, both private-equity sponsored companies, she assisted in the sale of both businesses. In addition, she was previously Finance Director at Citrix Systems, Inc., where she also served as part of the leadership team for GoToAssist™ and the Audio Conferencing division.

Ms. Dye earned her B.S. in Accounting from the University of North Carolina at Charlotte, and is a Certified Public Accountant in New Jersey.

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

John Schachtel, Director

On March 27, 2017, Mr. Schachtel was appointed to the Board. Since May 2017, Mr. Schachtel has been the Executive Vice President and Chief Operating Officer of Regional Management Corp., one of the leading consumer finance installment loan companies in the United States. Prior to assuming his current position, Mr. Schachtel was the Chief Operating Officer of OneMain Financial Holdings, Inc. and served 11 years as the Executive Vice President, Northeast & Midwest Division for OneMain Financial Holdings, Inc.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2018, including those reports that we have filed on behalf of our directors and Section 16 officers, no director, Section 16 officer, beneficial owner of more than 10% of the outstanding common stock of the company, or any other person subject to Section 16 of the Exchange Act, failed to file with the SEC on a timely basis during the fiscal year ended December 31, 2018, except that, Mr. Jeffrey Roth did not timely file a Form 4 for a sale of 50,000 shares of common stock which occurred on March 14, 2018, a Form 4 for a sale of 200 shares of common stock which occurred on July 4, 2018, a Form 4 for a sale of 10,000 shares of common stock which occurred on July 12, 2018, a Form 4 for a sale of 13,800 shares of common stock which occurred between July 26, 2018 and July 31, 2018, a Form 4 for a sale of 962 shares of common stock which occurred on August 16, 2018, and a Form 4 for a sale of 9,038 shares of common stock which occurred between August 21, 2018 and August 29, 2018.

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

Legal Proceedings

Other than indicated below, there are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company our subsidiaries or has a material interest adverse to our Company or our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

On March 4, 2019, a derivative lawsuit was filed in the Delaware Court of Chancery, by a purported stockholder of the Company against the members of the Company’s Board of Directors as of March 4, 2019 surrounding the Company’s capital structure. The complaint has named the Company as a nominal defendant. There was no certain amount of monetary damages sought in the complaint. The plaintiff seeks equitable and injunctive relief, and any other money damages, and costs and disbursements, and such other relief deemed just and proper, including specifically legal fees.

The Board and the Company believes the above lawsuit to be completely without merit and plan to vigorously defend such lawsuit, in addition to asking for other costs and relief that may be appropriate.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2018 and 2017.

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Mark Meller	2018	$704,685	$0	$0	$0	$0	$0	$0	$704,685
President, Chief Executive Officer, and Director	2017	$640,862	$0	$0	$0	$0	$0	$0	$640,862

Crandall Melvin III (1)	2018	$200,000	$6,500	$0	$0	$0	$0	$0	$206,500
Chief Financial Officer	2017	$199,423	$0	$0	$0	$0	$0	$0	$199,423

1Mr. Melvin retired as Chief Financial Officer effective February 11, 2019.

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

Outstanding Equity Awards at Fiscal Year-End 2018

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

The following Director Compensation Table sets forth the compensation of our directors for the fiscal year ending on December 31, 2018.

Director Compensation for Fiscal 2018

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley Wunderlich	12,000	-	-	-	-	-	12,000

Joseph Macaluso	18,000	-	-	-	-	-	18,000

John Schachtel	18,000	-		-	-	-	18,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 26, 2019 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 26, 2019. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 26, 2019 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o SilverSun Technologies, Inc. at 120 Eagle Rock Ave, Suite 330, East Hanover, NJ 07936.

	Number of Shares of Common Stock Beneficially Owned	Percentage of Ownership of Common Stock (1)	Outstanding Preferred Stock	Percentage Ownership of Preferred Stock (3)

Officers and Directors
Mark Meller Chief Executive Officer, President and Chairman	2,006,534	44.58%	1	100%

Crandall Melvin III (4) Chief Financial Officer	74,589	1.66%	-	-

Christine Dye (5)
Chief Financial Officer	-	-	-	-

Joseph Macaluso Director	3,333	*	-	-

Stanley Wunderlich Director	17,741	*	-	-

John Schachtel
Director	7,031	*	-	-

Officers and Directors as a Group	2,109,228	46.86%	1	100%

5% Beneficial Shareholders
Jeffrey Roth (2)	626,384	13.92%	-	-

Poplar Point Capital Management LLC (6)	283,633	6.30%	-	-

Bard Associates, Inc. (7)	284,855	6.24%	-	-

*         denotes less than 1%

(1)

Based on 4,500,755 shares of Common Stock outstanding as of March 26, 2019. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

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

(4)	Mr. Melvin retired as Chief Financial Officer effective February 11, 2019.
(5)	Ms. Dye became Chief Financial Officer effective February 11, 2019.
(6)	All information about Poplar Point Capital Management, LLC, and related parties, is based on a Schedule 13G filed with the SEC on November 30, 2018.
(7)	All information about Bard Associates, Inc. is based on a Schedule 13G filed with the SEC on December 31, 2018.

Item 13. Certain Relationships and Related Transactions.

The Company leases its North Syracuse office space from its former CFO, Crandall Melvin III. The monthly rent for this office space is $2,300.

The Company leased its Seattle office space from Mary Abdian, an employee of SWK, which expired September 30, 2018, however, this lease was terminated on May 31, 2018 by mutual consent.  The monthly rent for this office space was $3,090 and increased 3% each year.  Total rent paid for 2018 and 2017 was $15,915 and $37,357 respectively under this lease.

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

As of December 31, 2018, the Board determined that Mr. Wunderlich, Mr. Macaluso, and Mr. Schachtel were independent.

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

Services	2018	2017
Audit Fees	$90,000	$90,000

Audit - Related Fees	-	-

Tax fees	30,000	15,000

All Other Fees (a)	-	-

Total	$120,000	$105,000

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

2.2	Form of Asset Purchase Agreement, dated May 18, 2018, by and among SWK Technologies, Inc., InfoSys Management, Inc. and three individuals (incorporated herein by reference to Exhibit 2.1 on the Company’s Form 8-K, filed with the SEC on May 24, 2018)
2.3	Form of Asset Purchase Agreement, dated May 18, 2018, by and among Secure Cloud Services, Inc., SilverSun Technologies, Inc., Nellnube, Inc. and Info Sys Management, Inc. (incorporated herein by reference to Exhibit 2.2 on the Company’s Form 8-K, filed with the SEC on May 24, 2018)
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

4.2

iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Darryl A. Moy (incorporated herein by reference to Exhibit 4.3 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

4.3

iVoice Acquisition 1, Inc. 5% Convertible Debenture due March 20, 2005 issued to Henry Tyler (incorporated herein by reference to Exhibit 4.4 of the registration statement on Form SB-2, filed with the SEC on December 22, 2003).

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

10.24	Form of $1,000,000 Convertible Promissory Note, dated May 18, 2018, issued in favor of Info Sys Management, Inc. (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed with the SEC on May 24, 2018)
10.25	Form of $400,000 Convertible Promissory Note, May 18, 2018, issued in favor of Info Sys Management, Inc. (incorporated herein by reference to Exhibit 10.2 on Form 8-K, filed with the SEC on May 24, 2018)
10.26	Form of Employment Agreement, dated May 18, 2018 by and between SWK Technologies, Inc. and Brian James O’Reilly (incorporated herein by reference to Exhibit 10.3 on Form 8-K, filed with the SEC on May 24, 2018)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003).
21.1 *	List of Subsidiaries
31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSUN TECHNOLOGIES, INC.

Date: March 28, 2019	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Date: March 28, 2019	By:	/s/ Christine Dye
Christine Dye
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark Meller	Principal Executive Officer	March 28, 2019
Mark Meller

/s/ Stanley Wunderlich	Director	March 28, 2019
Stanley Wunderlich

/s/ Joseph Macaluso	Director	March 28, 2019
Joseph Macaluso

/s/ John Schachtel	Director	March 28, 2019
John Schachtel

/s/ Christine Dye	Principal Financial Officer	March 28, 2019
Christine Dye

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SilverSun Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SilverSun Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Marlton, New Jersey
March 28, 2019

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2018	2017
ASSETS
Current assets:
Cash	$1,900,857	$2,235,347
Accounts receivable, net of allowance of $375,000	2,378,144	2,336,481
Unbilled services	172,447	428,208
Prepaid expenses and other current assets	434,307	403,911

Total current assets	4,885,755	5,403,947

Property and equipment, net	688,122	567,532
Intangible assets, net	3,953,662	2,640,457
Goodwill	885,000	401,000
Deferred tax assets	1,292,055	1,363,000
Deposits and other assets	39,791	36,312

Total assets	$11,744,385	$10,412,248

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$-	$-
Accounts payable	2,028,218	2,094,297
Accrued expenses	1,785,306	1,071,515
Accrued interest	14,628	16,283
Income taxes payable	20,000	97,097
Contingent consideration, related party – current portion	22,548	63,380
Long term debt, related party – current portion	426,350	257,846
Capital lease obligations – current portion	87,355	94,443
Deferred revenue	1,848,821	2,150,771

Total current liabilities	6,233,226	5,845,632

Contingent consideration, related party - net of current portion	-	42,255
Long term debt, related party - net of current portion	1,068,487	228,626
Capital lease obligations - net of current portion	108,512	68,614

Total liabilities	7,410,225	6,185,127

Commitments and Contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share 1 share issued and outstanding	1	1
Common stock, $0.00001 par value; authorized 75,000,000 shares 4,500,755 and 4,489,903 shares issued and outstanding	46	46
Additional paid-in capital	11,763,923	11,919,316
Accumulated deficit	(7,429,810)	(7,692,242)

Total stockholders’ equity	4,334,160	4,227,121

Total liabilities and stockholders’ equity	$11,744,385	$10,412,248

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2018	December 31, 2017

Revenues:
Software product, net	$6,196,674	$5,275,266
Service, net	34,803,638	29,576,762
Total revenues, net	41,000,312	34,852,028

Cost of revenues:
Product	3,332,885	2,599,876
Service	20,747,023	18,386,712
Total cost of revenues	24,079,908	20,986,588

Gross profit	16,920,404	13,865,440

Operating expenses:
Selling and marketing expenses	6,752,052	4,849,996
General and administrative expenses	8,979,202	7,354,201
Share-based compensation	73,305	101,688
Depreciation and amortization	703,085	620,297
Total operating expenses	16,507,644	12,926,182

Income from operations	412,760	939,258

Other (expense) income:
Interest expense, net	(41,682)	(31,696)
Total other (expense) income	(41,682)	(31,696)

Income before income taxes	371,078	907,562

Income tax provision	(108,646)	(1,394,031)

Net income (loss)	$262,432	$(486,469)

Basic and diluted net income (loss) per common share
Basic	$0.06	$(0.11)
Diluted	$0.06	$(0.11)

Weighted average shares outstanding:
Basic	4,499,559	4,489,013
Diluted	4,706,487	4,489,013

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2017	-	$-	1	$1	4,477,403	$46	$12,176,642	$(7,205,773)	$4,970,916

Stock warrants in exchange for services	-	-	-	-	-	-	19,923	-	19,923

Issuance of common stock for services	-	-	-	-	12,500	-	47,500	-	47,500
Cash dividend	-	-	-	-	-	-	(359,014)	-	(359,014)
Share-based compensation	-	-	-	-	-	-	34,265	-	34,265
Net loss	-	-	-	-	-	-	-	(486,469)	(486,469)
Balance at December 31, 2017	-	$-	1	$1	4,489,903	$46	$11,919,316	$(7,692,242)	$4,227,121
Issuance of common stock for services	-	-	-	-	11,852	-	45,306	-	45,306
Cancelled stock	-	-	-	-	(1,000)	-	(3,661)	-	(3,661)
Cash dividend declared	-	-	-	-	-	-	(225,038)	-	(225,038)
Share-based compensation	-	-	-	-	-	-	28,000	-	28,000
Net income	-	-	-	-	-	-	-	262,432	262,432

Balance at December 31, 2018	-	$-	1	$1	4,500,755	$46	$11,763,923	$(7,429,810)	$4,334,160

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2018	2017
Cash flows from operating activities:
Net income (loss)	$262,432	$(486,469)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	70,945	1,051,902
Depreciation and amortization	326,285	255,362
Amortization of intangibles	376,800	364,934
Bad debt write-off expense	96,026	44,147
Share-based compensation	28,000	34,265
Common stock issued in exchange for services	45,306	47,500
Stock warrants in exchange for services	-	19,923

Changes in certain assets and liabilities:
Accounts receivable	(137,687)	120,993
Unbilled services	255,761	35,355
Prepaid expenses and other current assets	(77,439)	(72,817)
Deposits and other assets	3,757	(7,425)
Accounts payable	(66,078)	272,226
Accrued expenses	488,753	247,924
Income tax payable	(77,097)	(80,369)
Accrued interest	750	750
Deferred revenues	(301,950)	460,624
Net cash provided by operating activities	1,294,564	2,308,825

Cash flows from investing activities:
Software development costs	(617,545)	(514,280)
Acquisition of customer list	-	(60,000)
Acquisition of business	(300,000)	-
Purchases of property and equipment	(146,001)	(241,230)
Net cash used in investing activities	(1,063,546)	(815,510)

Cash flows from financing activities:
Payment of cash dividend	-	(359,014)
Payment for repurchase of common stock	(3,661)	-
Repayment of contingent consideration	(83,087)	(106,079)
Repayments of long term debt	(346,997)	(306,678)
Principal payment under capital lease obligations	(131,763)	(107,246)
Net cash used in financing activities	(565,508)	(879,017)

Net (decrease) increase in cash	(334,490)	614,298
Cash, beginning of year	2,235,347	1,621,049

Cash, end of year	$1,900,857	$2,235,347

Supplemental Schedule of Cash Flow Information:
During the year, cash was paid for the following:
Income taxes	$217,210	$335,398
Interest	$43,337	$30,946

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended December 31, 2018:

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

On December 24, 2018, the Company announced the payment of a $0.05 special cash dividend per share of Common Stock payable on January 14, 2019 for an aggregate amount of $225,038, which was applied against paid in capital.

The Company incurred approximately $80,875 in capital lease obligations for purchases of equipment.

For the Year Ended December 31, 2017:

The Company incurred approximately $115,462 in capital lease obligations for purchases of equipment.

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1 – DESCRIPTION OF BUSINESS

SilverSun Technologies, Inc. (“SilverSun”) through our wholly owned subsidiaries SWK Technologies, Inc. (“SWK”), Secure Cloud Services, Inc. (“SCS”), Critical Cyber Defense Corp. (“CCD”) together with SilverSun, (the “Company”) is a value-added reseller and master developer for Sage Software’s Sage100/500 and Sage EM (formerly Sage ERP X3) financial and accounting software as well as the publisher of proprietary software solutions, including its own Electronic Data Interchange (EDI) software, “MAPADOC.”  The Company is also a managed network service provider, providing remote network monitoring services, business continuity, disaster recovery, data backup, and application hosting. The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States. The Company is publicly traded and was quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “SSNT” until April 18, 2017. Since April 19, 2017, the Company has been listed and is traded on the NASDAQ Capital Market under the symbol “SSNT”.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the “Company” and its wholly-owned subsidiaries. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the years ended December 31, 2018 and 2017.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded in the years ended December 31, 2018 and 2017.

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

Topic 606 was effective as of January 1, 2018 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. The Company adopted Topic 606 pursuant to the method (2) and it determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at January 1, 2018. With the adoption of ASC 606, the Company has elected the significant financing component practical expedient.  In determining the transaction price, the Company does not adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Software product revenue is recognized when the product is delivered to the customer and the Company’s performance obligation is fulfilled.

Service revenue is recognized when the professional consulting, maintenance or other ancillary services are provided to the customer. Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales. For the years ended December 31, 2018 and 2017 the professional consulting service revenue was $14,777,150 and $13,074,353 respectively. For the years ended December 31, 2018 and 2017 the maintenance revenue was $10,797,343 and $8,587,940 respectively.  For the years ended December 31, 2018 and 2017 the ancillary service revenue was $9,229,145 and $7,914,469 respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products, customer telephone support services and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of December 31, 2018, there was $444,498 in deferred maintenance, $149,549 in deferred support services, and $1,254,774 in deposits for future consulting services. As of December 31, 2017, there was $452,773 in deferred maintenance, $207,911 in deferred support services, and $1,490,087 in deposits for future consulting services.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At December 31, 2018, the Company had cash on deposit of approximately $1,473,286 in excess of the federally insured limits of $250,000.

For the years ended December 31, 2018 and 2017, the top ten customers accounted for 17% ($7,173,499) and 21% ($7,461,570), respectively, of total revenues. The Company does not rely on any one specific customer for any significant portion of its revenue base.

As of December 31, 2018 and 2017, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For both the years ended December 31, 2018 and 2017, purchases from one supplier through a “channel partner” agreement were approximately 22% and 23% respectively. This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

For the years ended December 31, 2018 and 2017, one supplier represented approximately 40% and 37% of total accounts payable, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of December 31, 2018, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017. The Tax Reform includes a number of changes in existing tax law impacting businesses including a permanent reduction in the U.S. federal statutory rate from 34% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The rate reconciliation includes the Company’s assessment of the accounting under the Tax Reform and is based on information that was available to management at the time the consolidated financial statements were prepared.

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2014 to 2018 remain open to examination for both the U.S. federal and state jurisdictions.

There were no liabilities for uncertain tax positions at December 31, 2018 and 2017.

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

DECEMBER 31, 2018 AND 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable, and accrued liabilities.  The carrying value of longer term lease, contingent consideration and debt obligations approximate fair value as their stated interest rates approximate the rates currently available. The Company’s goodwill and intangibles are measured at fair-value on a non-recurring basis using Level 3 inputs, as discussed in Note 5 and 9.

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

Recent Authoritative Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company determined that this standard will have a material effect on the Company’s financial statements. While the Company continues to assess all of the effects of adoption, the Company currently believes the most significant effects relate to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for the Company’s real estate operating leases. On adoption, the Company currently will recognize additional operating liabilities of approximately $911,000, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In June 2018, the FASB, issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification, or ASC, 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. This was adopted on January 1, 2019 and the Company does not expect this to have a material impact on the financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the year ended December 31, 2018 does not include share equivalents as some warrants and options exceeded the average market price of the common stock. Options in the money under the treasury stock method and Convertible debt, based on if-converted method is included below. For the year ended December 31, 2017 all warrants and options are excluded as the Company is in a net loss position.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Basic net income (loss) per share:
Net income (loss)	$262,432	$(486,469)
Weighted-average common shares outstanding	4,499,559	4,489,013
Basic net income (loss) per shares	$0.06	$(0.11)
Diluted net income (loss) per share:
Net income (loss) per above	$262,432	$(486,469)
Interest on convertible debt	13,444	-
Net income (loss)	$275,876	$(486,469)
Weighted-average common shares outstanding	4,499,559	4,489,013
Incremental shares for stock options	4,000	-
Incremental shares for convertible promissory notes	202,928	-
Total adjusted weighted-average shares	4,706,487	4,489,013
Diluted net income (loss) per share	$0.06	$(0.11)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Stock options	42,280	62,280
Warrants	208,241	208,241

Total potential dilutive securities not included in income (loss) per share	250,521	270,521

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2018	December 31, 2017
Leasehold improvements	$98,831	$88,511
Equipment, furniture and fixtures	2,479,732	2,043,177
	2,578,563	2,131,688
Less: Accumulated depreciation and amortization	(1,890,441)	(1,564,156)

Property and equipment, net	$688,122	$567,532

Depreciation and amortization expense related to these assets for the years ended December 31, 2018 and 2017 was $326,285 and $255,362.

Property and equipment under capital leases are summarized as follows:

	December 31, 2018	December 31, 2017
Equipment, furniture and fixtures	436,084	315,560
Less: Accumulated amortization	(103,061)	(126,478)

Property and equipment, net	$333,023	$189,082

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The following table sets forth activity in goodwill. See Note 9 for details of acquisitions that occurred during the year ended December 31, 2018.

Goodwill balance at December 31, 2017	$401,000
Acquisition of ISM	398,000
Acquisition of Nellnube	86,000
Goodwill balance at December 31, 2018	$885,000

Intangible assets consist of proprietary developed intellectual property carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	December 31, 2018	December 31, 2017	Estimated Useful Lives
Proprietary developed software	$1,809,651	$1,192,109	5 – 7
Intellectual property, customer list, and acquired contracts	4,202,014	3,129,551	5 – 15
Total intangible assets	$6,011,665	$4,321,660
Less: accumulated amortization	(2,058,003)	(1,681,203)
	$3,953,662	$2,640,457

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS (Continued)

Amortization expense related to the above intangible assets was $376,800 and $364,934, respectively, the years ended December 31, 2018 and 2017.

Included in proprietary developed software is $303,361 not yet in service and accordingly no amortization was recorded. The Company expects the proprietary developed software to be placed in service in 2019, and has included amortization in the future amortization schedule accordingly. On September 1, 2017 the Company paid $60,000 to an entity for its customer list.

The Company expects future amortization expense to be the following:

Amortization

2019	$546,720
2020	528,728
2021	492,178
2022	425,476
2023	362,363
thereafter	1,598,197
Total	$3,953,662

NOTE 6 – LINE OF CREDIT AND LONG TERM DEBT, RELATED PARTY

On July 21, 2016, SWK entered into a Revolving Demand Note (the “MTB Revolving Demand Note”) by and between SWK and M&T Bank (“MTB Lender”), a commercial lender. The MTB Lender had agreed to loan SWK up to a principal amount of one million dollars. The interest rate on the MTB Revolving Demand Note was a variable rate, equal to the “Prime Rate”, plus ninety-five one-hundredths percent (0.95%) per annum.  There was a minimum interest rate floor of four percent (4%). The MTB Revolving Demand Note was secured by all SWK’s assets pursuant to a Security Agreement.  Furthermore, on July 21, 2016, the Company and its Chief Executive Officer, Mr. Mark Meller, individually, entered into Unlimited Guaranty agreements (the “Guaranty Agreements”) with the MTB Lender. The line was also collateralized by substantially all of the assets of the Company.   Under the Guaranty Agreements, the Company and Mr. Meller personally, jointly and severally guaranteed the liabilities of SWK due and owing under the terms of the MTB Revolving Demand Note. The MTB Revolving Demand Note was cancelled and replaced with the note below in September 2018. At December 31, 2017 there were no borrowings under this note.

On September 11, 2018, SWK entered into a Revolving Demand Note (the “JPM Revolving Demand Note”) by and between SWK and JPMorgan Chase Bank (“JPM Lender”), a commercial lender. The JPM Lender has agreed to loan SWK up to a principal amount of two million dollars. The interest rate on the JPM Revolving Demand Note shall be a variable rate, equal to the “Adjusted LIBOR Rate”, plus two and one quarter percent (2.25%) per annum (4.65% at December 31, 2018).  The JPM Revolving Demand Note is secured by all of SWK’s assets pursuant to a Security Agreement. The line is also collateralized by substantially all of the assets of the Company. The JPM Revolving Demand Note expires August 31, 2019. At December 31, 2018 there were no borrowings under the JPM Revolving Note.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At December 31, 2018 and December 31, 2017, the outstanding balance was $30,521 and $102,742, respectively.

On March 11, 2015, SWK acquired certain assets of 2000 SOFT, Inc. d/b/a Accounting Technology Resource (ATR) pursuant to an Asset Purchase Agreement for cash of $80,000 and a promissory note for $175,000 (the “ATR Note”). The ATR Note matured on February 1, 2018 and was paid off on that date.  At December 31, 2017, the outstanding balance on the ATR Note was $14,987.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. At December 31, 2018 and December 31, 2017, the outstanding balance on the PTI Note was $198,106 and $319,249, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 6 – LINE OF CREDIT AND LONG TERM DEBT, RELATED PARTY (Continued)

On October 19, 2015, SWK acquired certain assets of Oates & Company, LLC (Oates) pursuant to an Asset Purchase Agreement for cash of $125,000 and a promissory note for $175,000 (the “Oates Note”).  The Oates Note is due three years from the closing date and bears interest at a rate of two (2%) percent.  At December 31, 2017 the outstanding balance on the Oates Note was $49,494. On March 31, 2018, the remaining balance on the Oates Note was offset against a related party receivable of $47,043.

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (ISM) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note for $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two (2%) percent. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the Holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”), at a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”) which resulted in a $4.03 per share conversion based on the above formula. At December 31, 2018 the outstanding balance on the ISM Note was $904,436.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (Nellnube) pursuant to an Asset Purchase Agreement for a promissory note for $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two (2%) percent. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the Holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”), at a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the Nellnube Note (the “Fixed Conversion Price”) which resulted in a $4.03 per share conversion price based on the above formula. At December 31, 2018 the outstanding balance on the Nellnube Note was $361,774.

At December 31, 2018, future payments of promissory notes are as follows over each of the next five fiscal years:

2019	$426,350
2020	351,005
2021	282,699
2022	288,405
2023	146,378
Total	$1,494,837

NOTE 7 – CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with interest rates ranging from 0.005% to 9.0%.

At December 31, 2018, future payments under capital leases are as follows:

2019	$97,259
2020	70,147
2021	21,728
2022	19,920
2023	6,640
Total minimum lease payments	215,694
Less amounts representing interest	(19,827)
Present value of net minimum lease payments	195,867
Less current portion	(87,355)
Long-term capital lease obligation	$108,512

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 8 – EQUITY

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

On October 24, 2018, the Company cancelled an aggregate of 1,000 shares of stock previously issued on January 18, 2018 to ten (10) non-executive employees of SWK. This was in response to the Company’s non-compliance with Nasdaq Listing Rule 5365(c). Upon cancellation of such shares, the company regained compliance.

On December 24, 2018, the Company announced the payment of a $0.05 special cash dividend per share of Common Stock. The dividend payments announced in December were paid out on January 14, 2019 for an aggregate amount of approximately $225,038, which was applied against additional paid in capital and included in accrued expenses at December 31, 2018.

Options

Total stock compensation recognized for the year ended December 31, 2018 and 2017 was $28,000 and $34,265, respectively.

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2018 and 2017 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2017	143,576	$3.76	1.6 years	$-0-
Options granted	-	-
Options canceled/forfeited	(81,296)	$4.80

Outstanding options at December 31, 2017	62,280	$3.78	2.0 years	$-0-
Options granted	-	$-
Options canceled/forfeited	(6,000)	$4.00

Outstanding options at December 31, 2018	56,280	$3.75	1.0 years	$-0-

Vested Options:
December 31, 2018:	43,640	$3.70	0.9 years	$-0-
December 31, 2017:	34,640	$3.61	1.8 years	$-0-

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 8 – EQUITY (Continued)

As of December 31, 2018 the unamortized compensation expense for stock options was $28,203.  Unamortized compensation expense is expected to be recognized over a weighted-average period of 1.6 years.

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

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term

Balance, January 1, 2017	203,253	$5.29	3.2 years
Granted	4,988	$4.01	5.0 years
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2017	208,241	$5.26	2.3 years

Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2018	208,241	$5.26	1.3 years

NOTE 9 – BUSINESS COMBINATION

On May 31, 2018 SWK acquired certain assets of Info Sys Management, Inc. (“ISM”), a reseller of Sage and Acumatica software, pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $1,000,000 (“ISM Note”) and a cash payment of $300,000.  The ISM Note is due May 31, 2023 and bears an interest rate of 2% per year. The monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the Holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the principal amount of the ISM Note, plus accrued interest, into shares of the Company’s common stock at a price equal to $4.03. The allocation of the purchase price to customer lists with an estimated life of fifteen years, deposits and other assets, fixed assets and goodwill, which is deductible for tax purposes, has been based on an independent valuation summarized in the following table.

On May 31, 2018 SCS acquired certain assets of Nellnube, Inc. (“Nellnube”), a business application hosting company, pursuant to an Asset Purchase Agreement for a promissory note (“Nellnube Note”) in the aggregate principal amount of $400,000. The Nellnube Note is due on May 31, 2023 and bears an interest rate of 2% per year. The monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the Holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the principal amount of the Nellnube Note, plus accrued interest, into shares of the Company’s common stock at a price equal to $4.03. The allocation of the purchase price to customer lists with an estimated life of fifteen years, fixed assets and goodwill, which is deductible for tax purposes, has been based on an independent valuation summarized in the following table.

The Company expects these acquisitions to create synergies by combining operations and expanding geographic market share and product offerings.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – BUSINESS COMBINATION (Continued)

The following summarizes the purchase price allocation for all current year’s acquisitions:

	ISM (Preliminary)	Measurement Period Adjustments	ISM Adjusted

Cash consideration	$300,000	$-	$300,000
Note payable	1,000,000	-	1,000,000
Total purchase price	1,300,000	$-	$1,300,000

Deposits and other assets	$7,235	$-	$7,235
Property and equipment	170,000	-	170,000
Customer List	1,148,499	(398,000)	750,499
Goodwill	-	398,000	398,000
Total assets acquired	1,325,734	-	1,325,734

Capital lease obligations	(25,734)	-	(25,734)
Liabilities acquired	(25,734)	-	(25,734)
Net assets acquired	1,300,000	$-	$1,300,000

	Nellnube (Preliminary)	Measurement Period Adjustments	Nellnube Adjusted

Cash consideration	$-	$-	$-
Note payable	400,000	-	400,000
Total purchase price	400,000	$-	$400,000

Property and equipment	$50,000	$-	$50,000
Customer List	407,964	(86,000)	321,964
Goodwill	-	86,000	86,000
Total assets acquired	457,964	-	457,964

Capital lease obligations	(57,964)	-	(57,964)
Liabilities acquired	(57,964)		(57,964)
Net assets acquired	400,000	$-	$400,000

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2017, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the year ended December 31, 2018 and 2017 as if the acquisition occurred on January 1, 2017. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of December 31, 2018 of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Year Ended December 31, 2018	Year Ended December 31, 2017
Net revenues	$42,873,990	$39,434,229
Cost of revenues	24,800,487	23,022,917
Operating expenses	17,573,000	15,382,825
Income before taxes	500,503	1,028,487
Net income (loss)	$358,207	$(410,286)
Basic and diluted income (loss) per common share	$0.08	$(0.09)

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – BUSINESS COMBINATION (Continued)

The Company’s consolidated financial statements for the year ended December 31, 2018 include the actual results of ISM and Nellnube since the date of acquisition, May 31, 2018.

For the year ending December 31, 2017, there is $93,348 of amortization and interest expense included in the ISM/Nellnube pro-forma. For the year ending December 31, 2018, there is $38,896 of amortization and interest expense included in the ISM/Nellnube pro-forma five months results.

For the year ended December 31, 2018, the ISM/Nellnube operations had a net income before taxes of $174,264 which represented seven months of operations that were included in the Company’s Consolidated Statement of Income. This consisted of approximately $1,859,424 in revenues, $701,600 in cost of revenues, and $983,559 in operating expenses.

NOTE 10 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,532,000 as of December 31, 2018, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2024 to 2033.

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

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$1,734,577	$1,745,000
Long lived assets	265,478	285,000
Share based payments	13,000	13,000
Allowance for doubtful accounts	118,000	118,000
Other	15,000	15,000
Deferred tax asset	2,146,055	2,176,000

Deferred tax liabilities:
Long lived assets	(220,000)	(179,000)
Deferred tax liabilities	(220,000)	(179,000)
Net deferred tax asset	1,926,055	1,997,000
Less: Valuation allowance	(634,000)	(634,000)
Net deferred tax asset	$1,292,055	1,363,000

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 10 – INCOME TAXES (Continued)

The 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017. The Tax Reform includes a number of changes in existing tax law impacting businesses including a permanent reduction in the U.S. federal statutory rate from 34% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The rate reconciliation includes the Company’s assessment of the accounting under the Tax Reform and is based on information that was available to management at the time the consolidated financial statements were prepared. This initial assessment is subject to adjustment in future periods for factors including the completion of federal and state tax returns for 2018 and finalization of gross deferred tax differences, future interpretive guidance expected to be issued by U.S. Treasury, future interpretive guidance issued by states regarding conformity with the Internal Revenue Code provisions as of December 31, 2018, ongoing IRS examinations and the additional time required to refine calculations.

For the year ended December 31, 2018, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to change in federal statutory rate described above and Incentive Stock Options (ISO) and 50% of meals, 100% entertainment expense which are not tax deductible. The total provision for the year ended December 31, 2018 was $108,646.

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

A reconciliation of the statutory income tax rate to the effective rate is as follows for the period December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Federal income tax rate	21%	34%
State income tax, net of federal benefit	8%	10%
Permanent differences	-%	4%
Change in tax rates	-%	103%
Change in valuation allowance	-%	2%
Effective income tax rate	29%	153%

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 10 – INCOME TAXES (Continued)

Income tax provision (benefit):

	Year Ended
	December 31,	December 31,
	2018	2017
Current:
Federal	$-	$183,546
State and local	37,701	158,583

Total current tax provision (benefit)	37,701	342,129

Deferred:
Federal	63,850	1,159,502
State and local	7,095	(107,600)

Total deferred tax provision (benefit)	70,945	1,051,902

Total provision (benefit)	$108,646	1,394,031

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its former CFO, Crandall Melvin III which expired on May 31, 2018 and was subsequently extended for a three-year period. The monthly rent for this office space is $2,300. Total rent paid for 2018 and 2017 was $26,600 and $25,200 respectively under this lease.

The Company leased its Seattle office space from Mary Abdian, an employee of SWK, which expired September 30, 2018, however, this lease was terminated on May 31, 2018 by mutual consent. The monthly rent for this office space was $3,090 and increased 3% each year. Total rent paid for 2018 and 2017 was $15,915 and $37,358 respectively under this lease.

As of December 31, 2018, long term debt and contingent consideration are considered related party liabilities as holders are current employees of the Company, see Note 6, 9, and 12.

NOTE 12 – COMMITMENTS

Operating Leases

The Company leases office space in ten different locations with monthly payments from $582 to $10,044 which expire at various dates through April 2024.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 12 – COMMITMENTS (Continued)

Total rent expense under these operating leases for the year ended December 31, 2018 and 2017 was $417,205 and $412,272, respectively.

The following is a schedule of approximate future minimum rental payments for operating leases subsequent to the year ended December 31, 2018.

2019	$369,561
2020	261,542
2021	196,680
2022	127,447
2023	119,677
Thereafter	40,177
$1,115,084

Contingent Consideration

On October 1, 2015, SWK entered into an Asset Purchase Agreement (the “Macabe Purchase Agreement”) with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders. SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. Additionally, the Company is obligated to 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company is obligated to pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software and license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company is obligated to pay 50% of the net margin of the sale after applicable costs and commissions for the three years period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $22,548 as of December 31, 2018. The Company estimates that the contingent consideration will be fully paid by September 30, 2019.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 13 – SUBSEQUENT EVENTS

On January 2, 2019, the Company acquired certain assets of Partners in Technology, Inc (“PIT”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $60,000 in cash and a promissory note in the principal amount of $174,000 (“PIT Note”).

On February 11, 2019, Crandall Melvin III retired and Christine Dye was appointed as Chief Financial Officer of SilverSun Technologies, Inc. and its subsidiaries. Ms. Dye will receive an annual salary of $220,000 and is eligible for a discretionary bonus of up to 10% of her annual salary.

On February 25, 2019, the Company signed a lease for 1,180 square feet of office space in Lisle, IL.  The lease begins April 1, 2019 with a monthly rent of $1,942 escalating to $2,040 by the end of the lease term March 31, 2022.

On March 4, 2019, a derivative lawsuit was filed in the Delaware Court of Chancery, by a purported stockholder of the Company against the members of the Company’s Board of Directors as of March 4, 2019 surrounding the Company’s capital structure. The complaint has named the Company as a nominal defendant. There was no certain amount of monetary damages sought in the complaint. The plaintiff seeks equitable and injunctive relief, and any other money damages, and costs and disbursements, and such other relief deemed just and proper, including specifically legal fees. The Board and the Company believes this lawsuit to be completely without merit and plan to vigorously defend such lawsuit, in addition to asking for other costs and relief that may be appropriate.