Form 10-Q
period 2019-03-31
SilverSun Technologies, Inc.
filed 2019-05-13
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

(973) 396-1720

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	SSNT	The NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit. Yes ☒  No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☒

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

As of May 10, 2019, there were 4,500,755 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS

Current assets:
Cash	$653,116	$1,900,857
Accounts receivable, net of allowance of $375,000	2,950,300	2,378,144
Unbilled services	403,525	172,447
Prepaid expenses and other current assets	490,103	434,307

Total current assets	4,497,044	4,885,755

Property and equipment, net	616,131	688,122
Operating lease right-of-use assets	843,318	-
Intangible assets, net	4,191,122	3,953,662
Goodwill	885,000	885,000
Deferred tax assets	1,268,055	1,292,055
Deposits and other assets	41,732	39,791

Total assets	$12,342,402	$11,744,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank line of credit	$-	$-
Accounts payable	2,056,220	2,028,218
Accrued expenses	764,900	1,785,306
Accrued interest	14,812	14,628
Income taxes payable	23,313	20,000
Contingent consideration – current portion	8,354	22,548
Long term debt - current portion	467,241	426,350
Finance lease obligations – current portion	82,500	87,355
Operating lease liabilities – current portion	262,620	-
Deferred revenue	2,480,107	1,848,821

Total current liabilities	6,160,067	6,233,226

Long term debt net of current portion	1,075,759	1,068,487
Finance lease obligations net of current portion	88,969	108,512
Operating lease liabilities net of current portion	580,698	-

Total liabilities	7,905,493	7,410,225

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares; No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share; 1 share issued and outstanding	1	1
Common stock, $0.00001 par value; authorized 75,000,000 shares; 4,500,755 shares issued and outstanding	46	46
Additional paid-in capital	11,770,636	11,763,923
Accumulated deficit	(7,333,774)	(7,429,810)

Total stockholders’ equity	4,436,909	4,334,160

Total liabilities and stockholders’ equity	$12,342,402	$11,744,385

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Software product, net	$1,734,958	$1,635,061
Service, net	8,757,800	7,675,013
Total revenues, net	10,492,758	9,310,074

Cost of revenues:
Product	898,516	877,861
Service	5,117,350	4,491,475
Total cost of revenues	6,015,866	5,369,336

Gross profit	4,476,892	3,940,738

Selling, general and administrative expenses:
Selling and marketing expenses	1,840,062	1,596,373
General and administrative expenses	2,281,149	2,059,669
Share based compensation expenses	6,713	53,740
Depreciation and amortization expenses	209,139	142,634
Total selling, general and administrative expenses	4,337,063	3,852,416

Income from operations	139,829	88,322

Other income (expense)
Interest expense	(16,480)	(6,689)
Total other income (expense)	(16,480)	(6,689)

Income before taxes	123,349	81,633

Provision for income taxes	27,313	23,246

Net income	$96,036	$58,387

Net income per common share – basic and fully diluted	$0.02	$0.01
Weighted average shares
Basic	4,500,755	4,493,617
Diluted	4,800,523	4,497,617

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	-	$-	1	$1	4,500,755	$46	$11,763,923	$(7,429,810)	$4,334,160

Share-based compensation	-	-	-	-	-	-	6,713	-	6,713
Net income	-	-	-	-	-	-	-	96,036	96,036

Balance at March 31, 2019	-	$-	1	$1	4,500,755	$46	$11,770,636	$(7,333,774)	$4,436,909

FOR THE THREE MONTHS ENDED MARCH 31, 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	-	$-	1	$1	4,489,903	$46	$11,919,316	$(7,692,242)	$4,227,121

Issuance of common stock for services	-	-	-	-	11,852	-	45,306	-	45,306
Share-based compensation	-	-	-	-	-	-	8,433	-	8,433
Net income	-	-	-	-	-	-	-	58,387	58,387

Balance at March 31, 2018	-	$-	1	$1	4,501,755	$46	$11,973,055	$(7,633,855)	$4,339,247

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$96,036	$58,387
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	24,000	21,000
Depreciation and amortization	74,385	71,138
Amortization of intangibles	134,754	71,496
Amortization of right of use assets	67,682	-
Bad debt expense	-	15,974
Share-based compensation	6,713	8,433
Common stock for services	-	45,306

Changes in assets and liabilities:
Accounts receivable	(572,156)	(704,358)
Unbilled services	(231,078)	(278,755)
Prepaid expenses and other current assets	(55,796)	12,722
Deposits and other assets	(1,941)	-
Accounts payable	28,002	195,394
Accrued expenses	(795,369)	(159,005)
Income tax payable	3,313	2,955
Accrued interest	184	184
Deferred revenues	631,286	522,524
Operating lease obligations	(67,682)	-
Net cash used in operating activities	(657,667)	(116,605)

Cash flows from investing activities:
Purchase of property and equipment	(2,394)	(16,334)
Software development costs	(138,214)	(174,399)
Acquisition of business	(60,000)	-
Net cash used in investing activities	(200,608)	(190,733)

Cash flows from financing activities:
Payment of cash dividend	(225,038)	-
Repayment of contingent consideration	(14,194)	(24,912)
Repayment of long term debt	(125,836)	(67,766)
Payment of finance lease obligations	(24,398)	(28,160)
Net cash used in financing activities	(389,466)	(120,838)

Net decrease in cash	(1,247,741)	(428,176)

Cash, beginning of period	1,900,857	2,235,347

Cash, end of period	$653,116	$1,807,171

Cash paid during period for:
Interest	$16,296	$6,505
Income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the three months ended March 31, 2019:

The Company acquired certain assets of Partners in Technology, Inc. (“PIT”) for a $174,000 promissory note in addition to a cash payment of $60,000. (see Note 10).

Operating lease right of use assets and operating lease liabilities were recognized in the amount of $911,000 at January 1, 2019.

For the three months ended March 31, 2018:

On March 31, 2018, the remaining principal and accrued interest on the note payable to Oates (as defined herein) was offset against a related party receivable of $47,043.

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

SilverSun Technologies, Inc. (“SilverSun”) through our wholly owned subsidiaries SWK Technologies, Inc. (“SWK”), Secure Cloud Services, Inc. (“SCS”), Critical Cyber Defense Corp. (“CCD”) together with SilverSun, (the “Company”) is a value-added reseller and master developer for Sage Software’s Sage100/500 and Sage EM (formerly Sage ERP X3) financial and accounting software and Acumatica, Inc.’s cloud-based ERP software as well as the publisher of proprietary software solutions, including its own Electronic Data Interchange (EDI) software, “MAPADOC.”  Further the Company provides cloud hosting for business applications through SCS and also provides enterprise cybersecurity services via CCD. The Company is also a managed network service provider, providing remote network monitoring services, business continuity, disaster recovery and data backup. The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States. The Company is publicly traded and was quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “SSNT” until April 18, 2017. Since April 19, 2017, the Company has been listed and is traded on the NASDAQ Capital Market under the symbol “SSNT”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2019, the results of operations and cash flows for the three months ended March 31, 2019 and 2018.  These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2018 balance sheet included herein was derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K. Accordingly, the financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 28, 2019.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of SilverSun and its wholly-owned subsidiaries SWK, SCS, and CCD. All significant inter-company transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three months ended March 31, 2019 and 2018.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three months ended March 31, 2019 and 2018.

Revenue Recognition

The Financial Accounting Standards Board “FASB” issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 which superseded nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 also provides guidance on the recognition of costs related to obtaining customer contracts.

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

Service revenue is recognized when the professional consulting, maintenance or other ancillary services are provided to the customer. Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of sales. For the three months ended March 31, 2019 and 2018 the professional consulting service revenue was $3,276,852 and $3,295,096 respectively. For the three months ended March 31, 2019 and 2018 the maintenance revenue was $1,998,472 and $1,818,428 respectively.  For the three months ended March 31, 2019 and 2018 the ancillary service revenue was $3,482,476 and $2,561,489 respectively.

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed or certain obligations are met. Unbilled services represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products, customer telephone support services and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of March 31, 2019, there was $391,578 in deferred maintenance, $224,083 in deferred support services, and $1,864,447 in deposits for future consulting services. As of December 31, 2018, there was $444,498 in deferred maintenance, $149,549 in deferred support services, and $1,254,774 in deposits for future consulting services.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At March 31, 2019 and December 31, 2018, the Company had cash on deposit of approximately $222,449 and $1,473,286, respectively, in excess of the federally insured limits of $250,000.

As of March 31, 2019 and December 31, 2018, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the three months ended March 31, 2019 and 2018, the Company’s top ten customers accounted for 16% ($1,697,280) and 25% ($2,296,492), respectively, of our total revenues.  The Company does not rely on any one specific customer for any significant portion of its revenue.

For the three months ended March 31, 2019 and 2018, purchases from one supplier through a “channel partner” agreement were approximately 17% and 25% of cost of revenues, respectively.  This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

As of March 31, 2019 and December 31, 2018, one supplier represented approximately 25% and 40% of total accounts payable respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash.  As of March 31, 2019, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

The 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017. The Tax Reform includes a number of changes in existing tax law impacting businesses including a permanent reduction in the U.S. federal statutory rate from 34% to 21%, effective on January 1, 2018. Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. The rate reconciliation includes the Company’s assessment of the accounting under the Tax Reform which is based on information that was available to management at the time the unaudited condensed consolidated financial statements were prepared.

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2015 to 2018 remain open to examination for both the U.S. federal and state jurisdictions.

There were no liabilities for uncertain tax positions at March 31, 2019 or December 31, 2018.

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

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable, and accrued liabilities.  The carrying value of longer term leases and debt obligations approximate fair value as their stated interest rates approximate the rates currently available. The Company’s goodwill and intangibles are measured on a non-recurring basis using Level 3 inputs, as discussed in Notes 5 and 10.

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

Recently Adopted Authoritative Pronouncements

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on January 1, 2019 and use the effective date as the date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Company elects the ‘package of practical expedients’, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. On adoption, the Company recognized additional operating lease liabilities of approximately $911,000 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

In June 2018, the FASB, issued ASU No. 2018-07 to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The new guidance expands the scope of Accounting Standards Codification, or ASC, 718 to include share-based payments granted to nonemployees in exchange for goods or services used or consumed in an entity’s own operations and supersedes the guidance in ASC 505-50. The guidance is effective for public business entities in annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted, including in an interim period for which financial statements have not been issued, but not before an entity adopts ASC 606. This was adopted on January 1, 2019 and did not have a material impact on the financial position and results of operations.

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

NOTE 3 – NET INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the three months ended March 31, 2019 and March 31, 2018 does not include all share equivalents as the exercise price of certain warrants and options exceeded the average market price of the common stock. Options in the money under the treasury stock method and convertible debt, based on if-converted method are included below.

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Basic net income per share computation:
Net income	$96,036	$58,387
Weighted-average common shares outstanding	4,500,755	4,493,617
Basic net income per share	$0.02	$0.01
Diluted net income per share computation:
Net income per above	$96,036	$58,387
Interest on convertible debt	4,862	-
Net income	100,898	58,387
Weighted-average common shares outstanding	4,500,755	4,493,617
Incremental shares for stock options	2,000	4,000
Incremental shares for convertible promissory notes	297,768	-
Total adjusted weighted-average shares	4,800,523	4,497,617
Diluted net income per share	$0.02	$0.01

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Three Months March 31, 2019	Three Months March 31, 2018
Stock options	42,280	52,280
Warrants	208,241	208,241

Total potential dilutive securities not included in income per share	250,521	260,521

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2019	December 31, 2018
Leasehold improvements	$98,831	$98,831
Equipment, furniture and fixtures	2,482,126	2,479,732
	2,580,957	2,578,563
Less: Accumulated depreciation and amortization	(1,964,826)	(1,890,441)

Property and equipment, net	$616,131	$688,122

Depreciation and amortization expense related to these assets for the three months ended March 31, 2019 and 2018 was $74,385 and $71,138, respectively.

Property and equipment under finance leases are summarized as follows:

	March 31, 2019	December 31, 2018
Equipment, furniture and fixtures	416,337	436,084
Less: Accumulated amortization	(109,625)	(103,061)

Property and equipment, net	$306,712	$333,023

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	March 31, 2019	December 31, 2018	Estimated Useful Lives
Proprietary developed software	$1,947,865	$1,809,651	5 - 7
Intellectual property, customer list, and acquired contracts	4,436,014	4,202,014	5 – 15
Total intangible assets	$6,383,879	$6,011,665
Less: accumulated amortization	(2,192,757)	(2,058,003)
	$4,191,122	$3,953,662

Amortization expense included in depreciation and amortization expense was $134,754 for the three months ended March 31, 2019 as compared to $71,496 for the three months ended March 31, 2018. Included in proprietary developed software is $426,125 for the three months ended March 31, 2019 and $303,361 for the year ended December 31, 2018 not yet in service. The Company expects the proprietary developed software to be placed in service in 2019, and has included the amortization in the future amortization schedule accordingly.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (Continued)

The Company expects future amortization expense to be the following:

Amortization
Balance of 2019	$449,920
2020	581,901
2021	545,351
2022	478,649
2023	415,536
Thereafter	1,719,765

Total	$4,191,122

NOTE 6 – LINE OF CREDIT AND LONG-TERM DEBT, RELATED PARTY

On September 11, 2018, SWK entered into a Revolving Demand Note (the “JPM Revolving Demand Note”) by and between SWK and JPMorgan Chase Bank (“JPM Lender”), a commercial lender. JPM Lender has agreed to loan SWK up to a principal amount of two million dollars. The interest rate on the JPM Revolving Demand Note shall be a variable rate, equal to the “Adjusted LIBOR Rate”, plus two and one quarter percent (2.25%) per annum (4.74% at March 31, 2019).  The JPM Revolving Demand Note is secured by all of SWK’s assets pursuant to a Security Agreement. The line is also collateralized by substantially all of the assets of the Company. The JPM Revolving Demand Note expires August 31, 2019. At March 31, 2019 and December 31, 2018 there was no balance due under the JPM Revolving Note.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement and the issuance of a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matured on April 1, 2019 and was paid off on that date. Monthly payments are $6,135 including interest at 2% per year. At March 31, 2019 and December 31, 2018, the outstanding balance was $12,237 and $30,521, respectively.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note in the principal aggregate amount of $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. At March 31, 2019 and December 31, 2018, the outstanding balance was $167,345 and $198,106, respectively.

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (ISM) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued for $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two (2%) percent. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”), at a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”) which resulted in a $4.03 per share conversion based on the above formula. At March 31, 2019 and December 31, 2018 the outstanding balance on the ISM Note was $856,295 and $904,436 respectively.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (Nellnube) pursuant to an Asset Purchase Agreement for a promissory note issued for $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two (2%) percent. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”), at a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the Nellnube Note (the “Fixed Conversion Price”) which resulted in a $4.03 per share conversion price based on the above formula. At March 31, 2019 and December 31, 2018 the outstanding balance on the Nellnube Note was $342,518 and $361,774 respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – LINE OF CREDIT AND LONG-TERM DEBT, RELATED PARTY (Continued)

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (PIT) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the principal aggregate amount of $174,000 (the “PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two (2.0%) percent.  Monthly payments including interest are $4,984. At March 31, 2019 the outstanding balance was $164,605.

At March 31, 2019, future payments of long term debt are as follows:

Remainder of 2019	$352,578
2020	408,901
2021	341,763
2022	293,380
2023	146,378
Total	$1,543,000

NOTE 7 – FINANCE AND CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in the accompanying consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with interest rates ranging from 0.005% to 9.0%.

At March 31, 2019, future payments under finance leases are as follows:

Remainder of 2019	$69,941
2020	70,147
2021	21,728
2022	19,920
2023	6,640
Total minimum lease payments	188,376
Less amounts representing interest	(16,907)
Present value of net minimum lease payments	171,469
Less current portion	(82,500)
Long-term finance lease obligation	$88,969

The Company included capital lease obligations as of December 31, 2018 under the finance lease obligations caption in the unaudited condensed consolidated balance sheet.

Disclosures related to periods prior to adoption of ASU 2016-02

The Company adopted ASU 2016-02 using a modified retrospective adoption method at January 1, 2019 as noted in Note 2 “Recently Adopted Authoritative Standards”. As required, the following disclosure is provided for periods prior to adoption. Minimum capital lease commitments as of December 31, 2018 that have initial or remaining lease terms in excess of one year are as follows:

2019	$87,355
2020	64,799
2021	18,730
2022	18,462
2023	6,521
Total	$195,867

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – OPERATING LEASE LIABILITY

The Company leases office space in ten different locations with monthly payments from $720 to $10,044 which expire at various dates through April 2024.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company used incremental borrowing rates as of January 1, 2019 for operating leases that commenced prior to that date.

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2019 are:

March 31, 2019
Weighted average remaining lease term	3.97
Weighted average discount rate	4.77

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheet as of March 31, 2019:

Remainder 2019	$229,868
2020	282,379
2021	221,018
2022	133,568
2023	119,677
Thereafter	40,177
Total undiscounted future minimum lease payments	1,026,687
Less: Difference between undiscounted lease payments and discounted lease liabilities	(183,369)
Total operating lease liabilities	$843,318
Less current portion	(262,620)
Long-term operating lease liabilities	$580,698

Total rent expense under operating leases for the three months ended March 31, 2019 and 2018 was $111,032 and $108,549, respectively.

Disclosures related to periods prior to adoption of ASU 2016-02

The Company adopted ASU 2016-02 using a modified retrospective adoption method at January 1, 2019 as noted in Note 2 “Recently Adopted Authoritative Standards”. As required, the following disclosure is provided for periods prior to adoption. Minimum operating lease commitments as of December 31, 2018 that have initial or remaining lease terms in excess of one year are as follows:

2019	$369,561
2020	261,542
2021	196,680
2022	127,447
2023	119,677
Thereafter	40,177
$1,115,084

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – EQUITY

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

Options

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2018 and the three months ending March 31, 2019 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2018	62,280	$3.78	2.0 years	$-0-
Options granted	-
Options canceled/forfeited	(6,000)	$4.00

Outstanding options at December 31, 2018	56,280	$3.75	1.0 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited	-

Outstanding options at March 31, 2019	56,280	$3.75	0.8 years	$-0-

Vested Options:
March 31, 2019:	43,640	$3.70	0.7 years	$-0-
December 31, 2018:	43,640	$3.70	0.9 years	$-0-

As of March 31, 2019, the unamortized compensation expense for stock options was $21,490.  Unamortized compensation expense is expected to be recognized over a weighted-average period of 1.4 years.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – EQUITY (Continued)

Warrants

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term

Balance, January 1, 2018	208,241	$5.26	2.3 years
Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2018	208,241	$5.26	1.3 years

Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable March 31, 2019	208,241	$5.26	1.0 years

NOTE 10 – BUSINESS COMBINATION

On May 31, 2018 SWK acquired certain assets of Info Sys Management, Inc. (“ISM”), a reseller of Sage and Acumatica software, pursuant to an Asset Purchase Agreement in exchange for a convertible promissory note in the aggregate principal amount of $1,000,000 (“ISM Note”) and a cash payment of $300,000.  The ISM Note is due May 31, 2023 and bears an interest rate of 2% per year. The monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the principal amount of the ISM Note, plus accrued interest, into shares of the Company’s common stock at a price equal to $4.03. The allocation of the purchase price to customer lists with an estimated life of fifteen years, deposits and other assets, fixed assets and goodwill, which is deductible for tax purposes, has been based on an independent valuation.

On May 31, 2018 SCS acquired certain assets of Nellnube, Inc. (“Nellnube”), a business application hosting company, pursuant to an Asset Purchase Agreement in exchange for a convertible promissory note (“Nellnube Note”) in the aggregate principal amount of $400,000. The Nellnube Note is due on May 31, 2023 and bears an interest rate of 2% per year. The monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the principal amount of the Nellnube Note, plus accrued interest, into shares of the Company’s common stock at a price equal to $4.03. The allocation of the purchase price to customer lists with an estimated life of fifteen years, fixed assets and goodwill, which is deductible for tax purposes, has been based on an independent valuation.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement in exchange for cash of $60,000 and a promissory note in the aggregate principal amount of $174,000 (“PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two (2.0%) percent.  Monthly payments including interest are $4,984. Upon completion of an independent valuation, the allocation of the purchase price to customer lists will be modified with the excess purchase consideration being allocated to goodwill.

The Company expects these acquisitions to create synergies by combining operations and expanding geographic market share and product offerings.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – BUSINESS COMBINATION (Continued)

The following summarizes the preliminary purchase price allocation for all current year’s acquisitions:

PIT

Cash consideration	$60,000
Note payable	174,000
Total purchase price	$234,000

Customer List	234,000
Total assets acquired	234,000

Liabilities acquired	(-)
Net assets acquired	$234,000

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2018, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three months ended March 31, 2018 as if the acquisition occurred on January 1, 2018. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of March 31, 2018 of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Three Months Ended March 31, 2018
Net revenues	$10,681,191
Cost of revenues	5,997,343
Operating expenses	4,535,552
Income before taxes	148,296
Net income (loss)	$107,718
Basic and diluted income (loss) per common share	$0.02

The Company’s condensed consolidated financial statements for the three months ended March 31, 2019 include the actual results of Partners in Technology since the date of acquisition, January 1, 2019.

For the three months ended March 31, 2018, there is $33,968 of amortization and interest expense included in the ISM/Nellnube/PIT pro-forma three months results.

For the three months ended March 31, 2019, the ISM/Nellnube/PIT operations had a net income before taxes of $87,968 which represents three months operations that were included in the Company’s Condensed Consolidated Statement of Income. This consists of approximately $932,679 in revenues, $428,603 in cost of revenues, and $416,111 in operating expenses.

NOTE 11 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,414,000 as of March 31, 2019, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2024 to 2033.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – INCOME TAXES (Continued)

Income tax provision:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Current:
Federal	$-	$-
State and local	3,313	2,246

Total current tax provision	3,313	2,246

Deferred:
Federal	23,000	20,000
State and local	1,000	1,000

Total deferred tax provision	24,000	21,000

Total provision	$27,313	23,246

For the three months ended March 31, 2019, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense and 50% of meals, 100% entertainment expense which are not deductible. The provision for the three months ended March 31, 2019 was $27,313. The effective tax rate consists primarily of the 21% federal statutory tax rate and a blended 5% state and local tax rate.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its former CFO, Crandall Melvin III which expires on May 31, 2021. The monthly rent for this office space is $2,300. Total rent expense for the three months ended March 31, 2019 and 2018 was $6,900 and $6,300 respectively under this lease.

The Company leased its Seattle office space from Mary Abdian, an employee of SWK, which expired September 30, 2018 however, this lease was terminated on May 31, 2018 by mutual consent. The monthly rent for this office space was $3,090 and increased 3% each year. Total rent expense for the three months ended March 31, 2019 and 2018, pursuant to this lease, was $0 and $9,548 respectively.

As of March 31, 2019, long term debt and contingent consideration are considered related party liabilities as holders are current employees of the Company, see Note 6 and Note 13.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – COMMITMENTS

Contingent Consideration

On October 1, 2015, SWK entered into an Asset Purchase Agreement (the “Macabe Purchase Agreement”) with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Shareholders. SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. Additionally, the Company will pay 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software & license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three year period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $8,354 as of March 31, 2019. The Company estimates that the contingent consideration will be fully paid by September 30, 2019.

Contingencies

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

NOTE 14 – SUBSEQUENT EVENTS

On February 25, 2019, the Company signed a lease for 1,180 square feet of office space in Lisle, IL.  The lease begins April 1, 2019 with a monthly rent of $1,942 escalating to $2,040 by the end of the lease term March 31, 2022.

In April 2019, the Company entered into finance leases for equipment for approximately $278,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. and its wholly owned subsidiaries, SWK Technologies, Inc., Secure Cloud Services, Inc., and Critical Cyber Defense Corp. (collectively the “Company”, “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

EDI (Electronic Data Interchange) Software and Services

EDI is the computer to computer exchange of standard business documents, such as purchase orders and invoices, in electronic format. A standard file format is established for each kind of document in order to facilitate the exchange of data across a variety of platforms and programs. We have a proprietary software solution, MAPADOC, which is fully integrated with the Sage ERPs we resell plus the Acumatica ERP solution. MAPADOC allows businesses to dramatically cut data entry time by eliminating duplicate entries and reduces costly errors with trading partners. MAPADOC is the only EDI solution that is built within the framework of the Sage ERPs, allowing customers to stay within one application to get their job done.

Network and Managed Services

We provide comprehensive network and managed services designed to eliminate the IT concerns of our customers. Businesses can focus on their core strengths rather than technology issues. We adapt our solutions for virtually any type of business, from large national and international product and service providers, to small businesses with local customers. Our business continuity services provide automatic on and off-site backups, complete encryption, and automatic failure testing. We also provide application hosting, IT consulting and managed network services. Our focus in the network and managed services practice is to focus on industry verticals in order to demonstrate our ability to better understand our customers’ needs.

Results of Operations for the Three Months Ended March 31, 2019 and 2018.

During the three months ended March 31, 2019 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

1)	Revenues increased 12.7% from the same three month period in the prior year.
2)	Income from operations increased to $139,829 as compared to $88,322 for the same three month period in the prior year.
3)	Net income was $96,036 as compared to $58,387 for the same three month period in the prior year.

Revenues

Revenues for the three months ended March 31, 2019 increased $1,182,684 (12.7%) to $10,492,758 as compared to $9,310,074 for the three months ended March 31, 2018. Software sales increased by $99,897 to $1,734,958 for the three months ended March 31, 2019 from $1,635,061 for the same period in 2018 for an overall increase of 6.1%. This increase was primarily due to an increase in sales of our accounting software products, such as Sage and Acumatica. Service revenue increased by $1,082,787 to $8,757,800 for the three months ended March 31, 2019 from $7,675,013 for the same period in 2018 for an overall increase of 14.1%. The overall increases are primarily due to increased sales of software, expansion of the Company’s installed customer base, and the Company’s strategy to increase its business by seeking additional opportunities through acquisitions, partnerships or investments. Approximately $848,000 of this increase was attributable to the impact across the various consulting practices of the ISM/Nellnube and Partners in Technology acquisitions.

Gross Profit

Gross profit for the three months ended March 31, 2019 increased $536,154 (13.6%) to $4,476,892 as compared to $3,940,738 for the three months ended March 31, 2018. For the period ended March 31, 2019, the overall gross profit percentage was 42.7% as compared to 42.3% for the period ended March 31, 2018.   The gross profit attributed to software sales increased $79,242 to $836,442 for the three months ending March 31, 2019 from $757,200 in the three months ending March 31, 2018.  The mix of products being sold by the Company changes from time to time which causes the overall gross margin percentage to vary. The gross profit attributed to services increased $456,912 for the three months ending March 31, 2019 from the three months ending March 31, 2018. The gross profit percentage attributed to services increased to 41.6% in 2019 from 41.5% in 2018.

Operating Expenses

Selling and marketing expenses increased $243,689 (15.3%) to $1,840,062 for the three months ended March 31, 2019 compared to $1,596,373 for the three months ended March 31, 2018 due to the increased number of trade shows scheduled by publishers in the early part of the fiscal year.

General and administrative expenses increased $221,480 (10.8%) to $2,281,149 for the three months ended March 31, 2019 as compared to $2,059,669 for the three months ended March 31, 2018 primarily as a result of increases in payroll and related expenses associated with the addition of management personnel.

Income from Operations

For the three months ended March 31, 2019, the Company had income from operations of $139,829 as compared to income from operations of $88,322 for the same period in 2018 due to increased margins as noted above.

Income Taxes

For the three months ended March 31, 2019, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The provision for the three months ended March 31, 2019 was $27,313, and for the three months ended March 31, 2018 the provision was $23,246. The effective tax rate consists primarily of the 21% federal statutory tax rate and a blended 5% state and local tax rate for both 2019 and 2018.

Net Income

For the three months March 31, 2019, the Company had net income of $96,036 as compared to a net income of $58,387 for the three months ended March 31, 2018 for the reasons mentioned above.

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

On September 11, 2018, SWK entered into a Revolving Demand Note (the “JPM Revolving Demand Note”) by and between SWK and JPMorgan Chase Bank (“JPM Lender”), a commercial lender. JPM Lender has agreed to loan SWK up to a principal amount of two million dollars. The interest rate on the JPM Revolving Demand Note shall be a variable rate, equal to the “Adjusted LIBOR Rate”, plus two and one quarter percent (2.25%) per annum (4.74% at March 31, 2019).  The JPM Revolving Demand Note is secured by all of SWK’s assets pursuant to a Security Agreement. The line is also collateralized by substantially all of the assets of the Company. The JPM Revolving Demand Note expires August 31, 2019. At March 31, 2019 and December 31, 2018 there was no balance due under the JPM Revolving Note.

As of March 31, 2019, the Company has $1,543,000 notes outstanding from acquisitions occurring between 2014 and through 2019. Future payments on these notes are as follows:

Remainder of 2019	$352,578
2020	408,901
2021	341,763
2022	293,380
2023	146,378
Total	$1,543,000

During the three months ended March 31, 2019, the Company had a net decrease in cash of $1,247,741.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities

The Company used $657,667 in cash from operating activities for the three months ended March 31, 2019 as compared to using cash of $116,605 for operating activities for the same period in 2018. Cash provided was a result of an increase in deferred revenue.  The increase in the use of cash can be attributed to the increase in accounts receivable and unbilled services as well as a decrease in accrued expense.

Cash used in investing activities

Investing activities for the three months ended March 31, 2019 used cash of $200,608 as compared to using cash of $190,733 for the same period in 2018. This use of cash is attributed to the acquisition of Partners in Technology in 2019 as well as costs related to the internal development of software.

Cash used in financing activities

Financing activities for the three months ended March 31, 2019 used cash of $389,466 as compared to using cash of $120,838 for the same period in 2018. The increase was due primarily to the payment of the cash dividend in January 2019.

The Company believes that as a result of the growth in business, and the availability of its Credit Line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2019.

Off Balance Sheet Arrangements

During the three months ended March 31, 2019 or for fiscal 2018, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure and Control Procedures

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

Item 1A.  Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 28, 2019.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: May 13, 2019	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

	By:	/s/ Christine Dye
Christine Dye
Principal Accounting Officer