Form 10-Q
period 2019-06-30
SilverSun Technologies, Inc.
filed 2019-08-08
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

As of August 7, 2019, there were 4,500,755 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS

Current assets:
Cash	$527,660	$1,900,857
Accounts receivable, net of allowance of $375,000	3,215,441	2,378,144
Unbilled services	659,114	172,447
Prepaid expenses and other current assets	415,744	434,307

Total current assets	4,817,959	4,885,755

Property and equipment, net	842,639	688,122
Operating lease right-of-use assets	842,947	-
Intangible assets, net	4,092,514	3,953,662
Goodwill	885,000	885,000
Deferred tax assets	1,268,055	1,292,055
Deposits and other assets	42,432	39,791

Total assets	$12,791,546	$11,744,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Bank line of credit	$-	$-
Accounts payable	1,702,526	2,028,218
Accrued expenses	1,080,085	1,785,306
Accrued interest	14,999	14,628
Income taxes payable	23,313	20,000
Contingent consideration – current portion	-	22,548
Long term debt - current portion	457,438	426,350
Finance lease obligations – current portion	172,353	87,355
Operating lease liabilities – current portion	275,117	-
Deferred revenue	2,843,077	1,848,821

Total current liabilities	6,568,908	6,233,226

Long term debt net of current portion	960,482	1,068,487
Finance lease obligations net of current portion	256,909	108,512
Operating lease liabilities net of current portion	567,830	-

Total liabilities	8,354,129	7,410,225

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares; No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share; 1 share issued and outstanding	1	1
Common stock, $0.00001 par value; authorized 75,000,000 shares; 4,500,755 shares issued and outstanding	46	46
Additional paid-in capital	11,774,034	11,763,923
Accumulated deficit	(7,336,664)	(7,429,810)

Total stockholders’ equity	4,437,417	4,334,160

Total liabilities and stockholders’ equity	$12,791,546	$11,744,385

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues:
Software product, net	$1,601,814	$1,367,660	$3,336,772	$3,002,721
Service, net	8,823,711	8,315,564	17,581,511	15,990,578
Total revenues, net	10,425,525	9,683,224	20,918,283	18,993,299

Cost of revenues:
Product	911,218	726,860	1,809,735	1,604,722
Service	5,252,571	4,930,467	10,369,921	9,421,942
Total cost of revenues	6,163,789	5,657,327	12,179,656	11,026,664

Gross profit	4,261,736	4,025,897	8,738,627	7,966,635

Selling, general and administrative expenses:
Selling and marketing expenses	1,708,486	1,719,484	3,548,548	3,315,858
General and administrative expenses	2,306,354	2,093,905	4,587,502	4,153,573
Share-based compensation expenses	3,398	6,139	10,111	59,879
Depreciation and amortization expenses	221,481	174,042	430,620	316,676
Total selling, general and administrative expenses	4,239,719	3,993,570	8,576,781	7,845,986

Income from operations	22,017	32,327	161,846	120,649

Other income (expense):
Interest expense, net	(24,131)	(8,109)	(40,611)	(14,798)
Total other income (expense)	(24,131)	(8,109)	(40,611)	(14,798)

(Loss) income before taxes	(2,114)	24,218	121,235	105,851

Provision for income taxes	776	7,000	28,089	30,246

Net (loss) income	$(2,890)	$17,218	$93,146	$75,605

Net (loss) income per common share:
Basic	$0.00	$0.00	$0.02	$0.02
Fully diluted	$0.00	$0.00	$0.02	$0.02

Weighted average shares:
Basic	4,500,755	4,501,755	4,500,755	4,497,709
Diluted	4,500,755	4,617,804	4,782,698	4,557,734

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	-	$-	1	$1	4,500,755	$46	$11,763,923	$(7,429,810)	$4,334,160

Share-based compensation	-	-	-	-	-	-	10,111	-	10,111
Net income	-	-	-	-	-	-	-	93,146	93,146

Balance at June 30, 2019	-	$-	1	$1	4,500,755	$46	$11,774,034	$(7,336,664)	$4,437,417

FOR THE SIX MONTHS ENDED JUNE 30, 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	-	$-	1	$1	4,489,903	$46	$11,919,316	$(7,692,242)	$4,227,121

Issuance of common stock for services	-	-	-	-	11,852	-	45,306	-	45,306
Share-based compensation	-	-	-	-	-	-	14,572	-	14,572
Net income	-	-	-	-	-	-	-	75,605	75,605

Balance at June 30, 2018	-	$-	1	$1	4,501,755	$46	$11,979,194	$(7,616,637)	$4,362,604

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2019	-	$-	1	$1	4,500,755	$46	$11,770,636	$(7,333,774)	$4,436,909

Share-based compensation	-	-	-	-	-	-	3,398	-	3,398
Net loss	-	-	-	-	-	-	-	(2,890)	(2,890)

Balance at June 30, 2019	-	$-	1	$1	4,500,755	$46	$11,774,034	$(7,336,664)	$4,437,417

FOR THE THREE MONTHS ENDED JUNE 30, 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2018	-	$-	1	$1	4,501,755	$46	$11,973,055	$(7,633,855)	$4,339,247

Share-based compensation	-	-	-	-	-	-	6,139	-	6,139
Net income	-	-	-	-	-	-	-	17,218	17,218

Balance at June 30, 2018	-	$-	1	$1	4,501,755	$46	$11,979,194	$(7,616,637)	$4,362,604

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$93,146	$75,605
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	24,000	28,000
Depreciation and amortization	161,112	147,744
Amortization of intangibles	269,509	168,933
Amortization of right of use assets	139,742	-
Bad debt expense	31,458	15,974
Share-based compensation	10,111	14,572
Common stock for services	-	45,306

Changes in assets and liabilities:
Accounts receivable	(868,755)	(538,094)
Unbilled services	(486,667)	(137,157)
Prepaid expenses and other current assets	18,562	(24,037)
Deposits and other assets	(2,642)	2,613
Accounts payable	(325,692)	(448,229)
Accrued expenses	(480,184)	(123,317)
Income tax payable	3,313	(52,754)
Accrued interest	371	2,186
Deferred revenues	994,256	612,762
Operating lease obligations	(139,742)	-
Net cash used in operating activities	(558,102)	(209,893)

Cash flows from investing activities:
Purchase of property and equipment	(23,693)	(32,742)
Acquisition of business	(60,000)	(300,000)
Software development costs	(174,360)	(329,987)
Net cash used in investing activities	(258,053)	(662,729)

Cash flows from financing activities:
Payment of cash dividend	(225,038)	-
Payment of contingent consideration	(22,548)	(33,749)
Payment of long term debt	(250,917)	(115,966)
Payment of finance lease obligations	(58,539)	(58,878)
Net cash used in financing activities	(557,042)	(208,593)

Net decrease in cash	(1,373,197)	(1,081,215)

Cash, beginning of period	1,900,857	2,235,347

Cash, end of period	$527,660	$1,154,132

Cash paid during period for:
Interest	$40,611	$15,018
Income taxes	$901	$56,564

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the six months ended June 30, 2019:

The Company acquired certain assets of Partners in Technology, Inc. (“PIT”) for a $174,000 promissory note in addition to a cash payment of $60,000. (see Note 10).

Operating lease right of use assets and operating lease liabilities were recognized in the amount of $911,000 at January 1, 2019.

On April 1, 2019 the company entered into an operating lease in Lisle, IL and operating lease right of use assets and operating lease liabilities were recognized in the amount of $71,685.

The Company incurred approximately $291,936 in finance lease obligations for purchases of equipment.

For the six months ended June 30, 2018:

On March 31, 2018, the remaining principal and accrued interest on the note payable to Oates & Company, LLC. was offset against a related party receivable of $47,043.

The Company acquired certain assets of Info Management Systems, Inc. (“ISM”) for a $1,000,000 promissory note in addition to a cash payment of $300,000 and the assumption of certain capital lease obligations of approximately $25,734 (see Note 10).

The Company acquired certain assets of Nellnube, Inc (“NNB”) for a $400,000 promissory note and the assumption of certain capital lease obligations of approximately $57,964 (see Note 10).

The Company incurred approximately $80,875 in capital lease obligations for purchases of equipment.

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

SilverSun Technologies, Inc. (“SilverSun”) through our wholly owned subsidiaries SWK Technologies, Inc. (“SWK”), Secure Cloud Services, Inc. (“SCS”) and, Critical Cyber Defense Corp. (“CCD”) together with SilverSun, (the “Company”) is a value-added reseller and master developer for Sage Software’s Sage100/500 and Sage ERP X3 financial and accounting software and Acumatica, Inc.’s cloud-based ERP software as well as the publisher of proprietary software solutions, including its own Electronic Data Interchange (EDI) software, “MAPADOC.”  Further the Company provides cloud hosting for business applications through SCS and also provides enterprise cybersecurity services via CCD. The Company is also a managed network service provider, providing remote network monitoring services, business continuity, disaster recovery and data backup. The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States. The Company is publicly traded and was quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “SSNT” until April 18, 2017. Since April 19, 2017, the Company has been listed and is traded on the NASDAQ Capital Market under the symbol “SSNT”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2019, the results of operations and cash flows for the three and six months ended June 30, 2019 and 2018.  These results are not necessarily indicative of the results to be expected for the full year.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three and six months ended June 30, 2019 and 2018.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three and six months ended June 30, 2019 and 2018.

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

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2019	2018	2019	2018
Professional Consulting	$3,362,010	$3,630,635	$6,638,862	$6,925,731
Maintenance Revenue	$1,774,542	$1,677,173	$3,773,015	$3,495,601
Ancillary Service Revenue	$3,687,159	$3,007,756	$7,169,634	$5,569,246

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed or certain obligations are met. Unbilled services represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products, customer telephone support services and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of June 30, 2019, there was $418,706 in deferred maintenance, $288,117 in deferred support services, and $2,136,254 in deposits for future consulting services. As of December 31, 2018, there was $444,498 in deferred maintenance, $149,549 in deferred support services, and $1,254,774 in deposits for future consulting services.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At June 30, 2019 and December 31, 2018, the Company had cash on deposit of approximately $202,490 and $1,473,286, respectively, in excess of the federally insured limits of $250,000.

As of June 30, 2019 and December 31, 2018, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the six months ended June 30, 2019 and 2018, the Company’s top ten customers accounted for 14% ($2,836,676) and 18% ($3,472,494), respectively, of our total revenues.  The Company does not rely on any one specific customer for any significant portion of its revenue.

For the six months ended June 30, 2019 and 2018, purchases from one supplier through a “channel partner” agreement were approximately 19% and 22% of cost of revenues, respectively.  This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

As of June 30, 2019 and December 31, 2018, one supplier represented approximately 19% and 40% of total accounts payable respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash.  As of June 30, 2019, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

There were no liabilities for uncertain tax positions at June 30, 2019 or December 31, 2018.

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

NOTE 3 – NET (LOSS) INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the six months ended June 30, 2019 and three and six months ended June 30, 2018 does not include all share equivalents as the exercise price of certain warrants and options exceeded the average market price of the common stock. Options in the money under the treasury stock method and convertible debt, based on if-converted method are included below. For the three months ended June 30, 2019 all warrants and options are excluded as the company is in a net loss position.

	Three Months Ended	Three Months Ended
	June 30, 2019	June 30, 2018
Basic net (loss) income per share computation:
Net (loss) income	$(2,890)	$17,218
Weighted-average common shares outstanding	4,500,755	4,501,755
Basic net (loss) income per share	$0.00	$0.00
Diluted net (loss) income per share computation:
Net (loss) income per above	$(2,890)	$17,218
Interest on convertible debt	-	2,333
Net (loss) income	(2,890)	19,551
Weighted-average common shares outstanding	4,500,755	4,501,755
Incremental shares for stock options	-	4,000
Incremental shares for convertible promissory notes	-	112,049
Total adjusted weighted-average shares	4,500,755	4,617,804
Diluted net (loss) income per share	$0.00	$0.00

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – NET (LOSS) INCOME PER COMMON SHARE (Continued)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Basic net income per share computation:
Net income	$93,146	$75,605
Weighted-average common shares outstanding	4,500,755	4,497,709
Basic net income per share	$0.02	$0.02
Diluted net income per share computation:
Net income per above	$93,146	$75,605
Interest on convertible debt	12,100	2,333
Net income	105,246	77,938
Weighted-average common shares outstanding	4,500,755	4,497,709
Incremental shares for stock options	1,000	4,000
Incremental shares for convertible promissory notes	280,943	56,025
Total adjusted weighted-average shares	4,782,698	4,557,734
Diluted net income per share	$0.02	$0.02

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Three Months June 30, 2019	Three Months June 30, 2018
Stock options	46,947	52,280
Warrants	208,241	208,241

Total potential dilutive securities not included in income per share	255,188	260,521

	Six Months June 30, 2019	Six Months June 30, 2018
Stock options	41,613	52,280
Warrants	208,241	208,241

Total potential dilutive securities not included in income per share	249,854	260,521

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2019	December 31, 2018
Leasehold improvements	$98,831	$98,831
Equipment, furniture and fixtures	2,795,361	2,479,732
	2,894,192	2,578,563
Less: Accumulated depreciation and amortization	(2,051,553)	(1,890,441)

Property and equipment, net	$842,639	$688,122

Depreciation and amortization expense related to these assets was $86,726 and $161,112, respectively for the three and six months ended June 30, 2019 as compared to $76,606 and $147,744 for the three and six months ended June 30, 2018.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT (Continued)

Property and equipment under finance leases are summarized as follows:

	June 30, 2019	December 31, 2018
Equipment, furniture and fixtures	708,272	436,084
Less: Accumulated amortization	(150,510)	(103,061)

Property and equipment, net	$557,762	$333,023

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	June 30, 2019	December 31, 2018	Estimated Useful Lives
Proprietary developed software	$1,984,011	$1,809,651	5 – 7
Intellectual property, customer list, and acquired contracts	4,436,014	4,202,014	5 – 15
Total intangible assets	$6,420,025	$6,011,665
Less: accumulated amortization	(2,327,511)	(2,058,003)
	$4,092,514	$3,953,662

Amortization expense included in depreciation and amortization expense was $134,755 and $269,509 for the three and six months ended June 30, 2019 as compared to $97,437 and $168,933 for the three and six months ended June 30, 2018. Included in proprietary developed software is $462,269 for the six months ended June 30, 2019 and $303,361 for the year ended December 31, 2018 not yet in service. The Company expects the proprietary developed software to be placed in service in 2019, and has included the amortization in the future amortization schedule accordingly.

The Company expects future amortization expense to be the following:

Amortization
Balance of 2019	$308,032
2020	587,065
2021	550,515
2022	483,813
2023	420,700
Thereafter	1,742,389

Total	$4,092,514

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – LINE OF CREDIT AND LONG-TERM DEBT, RELATED PARTY

On September 11, 2018, SWK entered into a Revolving Demand Note (the “JPM Revolving Demand Note”) by and between SWK and JPMorgan Chase Bank (“JPM Lender”), a commercial lender. JPM Lender has agreed to loan SWK up to a principal amount of two million dollars. The interest rate on the JPM Revolving Demand Note shall be a variable rate, equal to the “Adjusted LIBOR Rate”, plus two and one quarter percent (2.25%) per annum (4.66% at June 30, 2019).  The JPM Revolving Demand Note is secured by all of SWK’s assets pursuant to a Security Agreement. The line is also collateralized by substantially all of the assets of the Company. The JPM Revolving Demand Note expires August 31, 2019. The line has not been renewed yet but the Company plans to renew it.  At June 30, 2019 and December 31, 2018 there was no balance due under the JPM Revolving Demand Note.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement and the issuance of a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matured on April 1, 2019 and was paid off on that date. Monthly payments were $6,135 including interest at two percent (2%) per year. At June 30, 2019 and December 31, 2018, the outstanding balance was $0 and $30,521, respectively.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (“PTI”) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note in the aggregate principal amount of $600,000 (the “PTI Note”).  The PTI Note is due 60 months from the closing date and bears interest at a rate of two and one half percent (2.5%).  Monthly payments including interest are $10,645. At June 30, 2019 and December 31, 2018, the outstanding balance was $136,390 and $198,106, respectively.

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%). Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”), at a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”) which equates to $4.03 per Conversion Share based on the above formula. At June 30, 2019 and December 31, 2018 the outstanding balance on the ISM Note was $807,912 and $904,436 respectively.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%). Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”), at a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the Nellnube Note (the “Fixed Conversion Price”) which equates to $4.03 per Conversion Share based on the above formula. At June 30, 2019 and December 31, 2018 the outstanding balance on the Nellnube Note was $323,165 and $361,774 respectively.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%).  Monthly payments including interest are $4,984. At June 30, 2019 the outstanding balance was $150,453.

At June 30, 2019, future payments of long term debt are as follows:

Remainder of 2019	$227,498
2020	408,901
2021	341,763
2022	293,380
2023	146,378
Total	$1,417,920

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – FINANCE AND CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in the accompanying consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with the following:

June 30, 2019
Weighted average remaining lease term	2.73
Weighted average interest rate	5.50%

At June 30, 2019, future payments under finance leases are as follows:

Remainder of 2019	$97,990
2020	174,906
2021	126,489
2022	57,884
2023	6,640
Total minimum lease payments	463,909
Less amounts representing interest	(34,647)
Present value of net minimum lease payments	429,262
Less current portion	(172,353)
Long-term finance lease obligation	$256,909

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

NOTE 8 – OPERATING LEASE LIABILITY

The Company leases office space in ten different locations with monthly payments ranging from $720 to $10,044 which expire at various dates through April 2024.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – OPERATING LEASE LIABILITY (Continued)

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2019 are as follows:

June 30, 2019
Weighted average remaining lease term	3.97
Weighted average discount rate	4.77%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheet as of June 30, 2019:

Remainder 2019	$156,879
2020	285,289
2021	221,018
2022	133,568
2023	119,677
Thereafter	40,177
Total undiscounted future minimum lease payments	956,608
Less: Difference between undiscounted lease payments and discounted lease liabilities	(113,661)
Total operating lease liabilities	$842,947
Less current portion	(275,117)
Long-term operating lease liabilities	$567,830

Total rent expense under operating leases for the three and six months ended June 30, 2019 was $103,438 and $260,823 as compared to $101,861 and $210,380 for the three and six months ended June 30, 2018.

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
$1,115,084

NOTE 9 – EQUITY

Equity

On January 18, 2018, the Company issued 100 shares of stock each to 10 non-executive employees of SWK valued at $3,830 based on the current market price at issuance date.  On October 24, 2018, the Company cancelled an aggregate of 1,000 shares of stock previously issued on January 18, 2018 to ten non-executive employees of SWK in order to comply with Nasdaq Listing Rule 5365(c). Upon cancellation of such shares, the Company regained compliance with Nasdaq Listing Rule 5365(c).

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

All shares issued during the three month period ended March 31, 2018 were fully vested.

On October 24, 2018, the Company cancelled an aggregate of 1,000 shares of stock previously issued on January 18, 2018 to ten non-executive employees of SWK. This was in response to the Company’s non-compliance with Nasdaq Listing Rule 5365(c). Upon cancellation of such shares, the Company regained compliance with Nasdaq Listing Rule 5365(c).

On December 24, 2018, the Company announced the payment of a $0.05 special cash dividend per share of Common Stock. The dividend payments announced in December were paid out on January 14, 2019 for an aggregate amount of approximately $225,038, which was applied against additional paid in capital and included in accrued expenses at December 31, 2018.

Options

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2018 and the six months ending June 30, 2019 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2018	62,280	$3.78	2.0 years	$-0-
Options granted	-	-	-
Options canceled/forfeited	(6,000)	$4.00

Outstanding options at December 31, 2018	56,280	$3.75	1.0 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited/expired	(20,000)	$4.50

Outstanding options at June 30, 2019	36,280	$3.34	0.9 years	$-0-

Vested Options:
June 30, 2019:	25,240	$3.16	0.8 years	$-0-
December 31, 2018:	43,640	$3.70	0.9 years	$-0-

As of June 30, 2019, the unamortized compensation expense for stock options was $13,593.  Unamortized compensation expense is expected to be recognized over a weighted-average period of 1.25 years.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – EQUITY (Continued)

Warrants

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term

Balance, January 1, 2018	208,241	$5.26	2.3 years
Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2018	208,241	$5.26	1.3 years

Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable June 30, 2019	208,241	$5.26	0.8 years

NOTE 10 – BUSINESS COMBINATION

On May 31, 2018 SWK acquired certain assets of Info Sys Management, Inc. (“ISM”), a reseller of Sage and Acumatica software, pursuant to an Asset Purchase Agreement in exchange for a convertible promissory note in the aggregate principal amount of $1,000,000 (“ISM Note”, see Note 6) and a cash payment of $300,000.  The allocation of the purchase price to customer lists with an estimated life of fifteen years, deposits and other assets, fixed assets and goodwill, which is deductible for tax purposes, has been based on an independent valuation.

On May 31, 2018 SCS acquired certain assets of Nellnube, Inc. (“Nellnube”), a business application hosting company, pursuant to an Asset Purchase Agreement in exchange for a convertible promissory note (“Nellnube Note”, see Note 6) in the aggregate principal amount of $400,000. The allocation of the purchase price to customer lists with an estimated life of fifteen years, fixed assets and goodwill, which is deductible for tax purposes, has been based on an independent valuation.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement in exchange for cash of $60,000 and a promissory note in the aggregate principal amount of $174,000 (“PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%).  Monthly payments including interest are $4,984. Upon completion of an independent valuation, the allocation of the purchase price to customer lists will be modified with the excess purchase consideration being allocated to goodwill.

The Company expects these acquisitions to create synergies by combining operations and expanding geographic market share and product offerings.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – BUSINESS COMBINATION (Continued)

The following summarizes the purchase price allocation for all prior year and current year’s acquisitions:

	ISM	Nellnube	PIT (preliminary)

Cash consideration	$300,000	$-	$60,000
Note payable	1,000,000	$400,000	174,000
Total purchase price	$1,300,000	$400,000	$234,000

Deposits and other assets	$7,235	$-	$-
Property and equipment	170,000	50,000	-
Customer List	750,499	321,964	234,000
Goodwill	398,000	86,000	-
Total assets acquired	1,325,734	457,964	234,000

Capital lease obligations	(25,734)	(57,964)	(-)
Liabilities acquired	(25,734)	(57,964)	(-)
Net assets acquired	$1,300,000	$400,000	$234,000

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2018, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three and six months ended June 30, 2018 as if the acquisition occurred on January 1, 2018. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of June 30, 2018 of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Three Months Ended June 30, 2018
Net revenues	$10,470,571
Cost of revenues	5,967,982
Operating expenses	4,416,871
Income before taxes	85,718
Net income	$62,728
Basic and diluted income per common share	$0.01

Pro Forma	Six Months Ended June 30, 2018
Net revenues	$21,151,762
Cost of revenues	11,965,325
Operating expenses	8,952,423
Income before taxes	234,014
Net income	$170,446
Basic and diluted income per common share	$0.04

The Company’s condensed consolidated financial statements for the three and six months ending June 30, 2019 include the actual results of Partners in Technology since the date of acquisition, January 1, 2019.

The three months ended June 30, 2018 pro-forma results above include two months of results of ISM and Nellnube and three months of PIT. The six months ended June 30, 2018 pro-forma results above include five months of results of ISM and Nellnube and six months of PIT. For the three months ending June 30, 2018, there is $25,455 of estimated amortization expense included in the ISM/Nellnube/PIT pro-forma results. For the six months ending June 30, 2018, there is $59,423 of estimated amortization expense included in the ISM/Nellnube/PIT pro-forma results.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – BUSINESS COMBINATION (Continued)

For the six months ended June 30, 2019, the ISM/Nellnube/PIT operations had a net income before taxes of $162,289 which represented six months operations that was included in the Company’s Condensed Unaudited Consolidated Statement of Income. This consisted of approximately $1,844,550 in revenues, $871,997 in cost of revenues, and $810,264 in operating expenses.

For the three months ended June 30, 2019, the ISM/Nellnube/PIT operations had a net income before taxes of $79,165 which represented three months operations that was included in the Company’s Condensed Unaudited Consolidated Statement of Income. This consisted of approximately $929,347 in revenues, $447,618 in cost of revenues, and $402,564 in operating expenses.

For the three and six months ended June 30, 2018, the ISM/NNB operations had a net income before taxes of $19,324 which represented one month of operations that was included in the Company’s Condensed Unaudited Consolidated Statement of Income. This consisted of approximately $200,343 in revenues, $75,960 in cost of revenues, and $105,059 in operating expenses.

NOTE 11 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,414,000 as of June 30, 2019, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2024 to 2033.

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

Income tax provision:

	Six Months Ended
	June 30,	June 30,
	2019	2018
Current:
Federal	$-	$-
State and local	4,089	2,246

Total current tax provision	4,089	2,246

Deferred:
Federal	23,000	26,000
State and local	1,000	2,000

Total deferred tax provision	24,000	28,000

Total provision	$28,089	30,246

For the six months ended June 30, 2019, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense and 50% of meals, 100% entertainment expenses which are not deductible. The provision for the six months ended June 30, 2019 was $28,089. The effective tax rate consists primarily of the 21% federal statutory tax rate and a blended 5% state and local tax rate.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its former CFO, Crandall Melvin III, which expires on May 31, 2021. The monthly rent for this office space is $2,300. Total rent expense for the three and six months ended June 30, 2019 was $6,900 and $13,800 as compared to $6,500 and $12,800 for the three and six months ended June 30, 2018.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS (Continued)

The Company leased its Seattle office space from Mary Abdian, an employee of SWK, which expired September 30, 2018 however, this lease was terminated on May 31, 2018 by mutual consent. The monthly rent for this office space was $3,090 and increased 3% each year. Total rent expense for the three months and six months ended June 30, 2019 was $0 as compared to $6,365 and $15,915 for the three and six months ended June 30, 2018.

As of June 30, 2019, long term debt is considered related party liabilities as holders are current employees of the Company, see Note 6.

NOTE 13 – COMMITMENTS

Contingent Consideration

On October 1, 2015, SWK entered into an Asset Purchase Agreement (the “Macabe Purchase Agreement”) with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Macabe Shareholders. Pursuant to the Macabe Purchae Agreement, SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. Additionally, the Company will pay 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software & license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three year period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition. Certain payments were made in each of these contingent consideration components, resulting in a remaining balance of $0 as of June 30, 2019. The Company estimates that any additional payments under this plan will not be material.

Contingencies

On March 4, 2019, a derivative lawsuit was filed in the Delaware Court of Chancery, by a purported stockholder of the Company against the members of the Company’s Board of Directors as of March 4, 2019 surrounding the Company’s capital structure. The complaint has named the Company as a nominal defendant. There was no certain amount of monetary damages sought in the complaint. The plaintiff seeks equitable and injunctive relief, and any other money damages, and costs and disbursements, and such other relief deemed just and proper, including specifically legal fees, see Note 14.

 NOTE 14 – SUBSEQUENT EVENTS

 On March 4, 2019, plaintiff John Solak (“Plaintiff”) commenced a direct and derivative action in the Delaware Court of Chancery (the “Action”): both on his own behalf as a stockholder of Silversun Technologies, Inc. (“SilverSun” or the “Company”) and derivatively on behalf of Silversun against the Company’s officers and directors relating to stockholder voting rights granted to the Company’s Chairman and Chief Executive Officer, Mark Meller in the form of Series B Preferred Stock.

On or about April 22, 2019, the Company determined to undertake certain actions relating to the Series B Preferred Stock challenged in Plaintiff’s complaint, including cancellation, as well as certain changes to the Company’s governance policies.

The Company’s officers and directors have at all relevant times denied, and continue to deny, any alleged violations of Delaware law. Plaintiff’s counsel believe that the remedial measures by SilverSun in response to the Action render the Action moot, and give rise only to a claim for attorney’s fees. The Company and the Plaintiff agreed that the Company shall pay $115,000 to Plaintiff’s counsel for fees and expenses. The Court of Chancery of the State of Delaware has not been asked to review, and will pass no judgment on, this payment of fees and expenses or its reasonableness.

The Stipulation and Order Regarding Notice to Stockholders was entered into by Solak, the Company and the Company’s officers and directors on August 2, 2019 and this matter is now resolved.

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

Overview

We are a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the “Cloud”. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for Electronic Data Interchange (“EDI”), time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, cybersecurity, application hosting, disaster recovery business continuity, cloud and other services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Arizona, Southern California, North Carolina, Washington, Oregon and Illinois.

Our core business is divided into the following practice areas:

ERP (Enterprise Resource Management) and Accounting Software

We are a value-added reseller for a number of industry-leading ERP applications. We are a Sage Software Authorized Business Partner and Sage Certified Gold Development Partner. We believe we are among the largest Sage partners in North America, with a sales and implementation presence complemented by a scalable software development practice for customizations and enhancements. Due to the growing demand for cloud-based ERP solutions, we also have in our ERP portfolio Acumatica, a browser-based ERP solution that can be offered on premise, in the public cloud, or in a private cloud. We develop and resell a variety of add-on solutions to all our ERP and accounting packages that help customize the installation to our customers’ needs and streamline their operations.

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

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018.

During the six months ended June 30, 2019 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth, as revenues increased 10.14% from the same six months period in the prior year.

Revenues

Revenues for the three months ended June 30, 2019 increased $742,301 (7.67%) to $10,425,525 as compared to $9,683,224 for the three months ended June 30, 2018.  Revenues for the six months ended June 30, 2019 increased $1,924,984 (10.14%) to $20,918,283 as compared to $18,993,299 for the six months ended June 30, 2018.  The majority of this increase for the six months ended June 30, 2019 is due to the additional revenue from the ISM/NNB and PIT acquisitions.

Software sales increased $234,154 (17.12%) to $1,601,814 for the three months ended June 30, 2019 as compared to $1,367,660 for the three months ended June 30, 2018. For the six months ended June 30, 2019 software sales increased $334,051 (11.12%) to $3,336,772 from $3,002,721 for the same period in 2018. The increase is attributable to increased Acumatica sales and increased sales of third party products to our installed customer base.

Service revenue increased by $508,147 to $8,823,711 for the three months ended June 30, 2019 from $8,315,564 for the same period in 2018 for an overall increase of 6.11%. Service revenue increased by $1,590,933 to $17,581,511 for the six months ended June 30, 2019 from $15,990,578 for the same period in 2018 for an overall increase of 9.95%. This increase is attributed to the increase in subscription revenue.

Gross Profit

Gross profit for the three months ended June 30, 2019 increased $235,839 (5.86%) to $4,261,736 as compared to $4,025,897 for the three months ended June 30, 2018. For the three month period ended June 30, 2019, the overall gross profit percentage was 40.9% as compared to 41.6% for the period ended June 30, 2018.

Gross profit for the six months ended June 30, 2019 increased $771,992 (9.69%) to $8,738,627 as compared to $7,966,635 for the six months ended June 30, 2018. For the six month period ended June 30, 2019, the overall gross profit percentage was 41.8% as compared to 41.9% for the period ended June 30, 2018.

The gross profit attributed to software sales increased $49,796 to $690,596 for the three months ending June 30, 2019 from $640,800 in the three months ending June 30, 2018 and gross profit attributed to software sales increased $129,038 to $1,527,037 for the six months ending June 30, 2019 from $1,397,999 in the six months ending June 30, 2018.  This increase is attributed to the increase in software sales for the period.

The gross profit attributed to services increased $186,043 to $3,571,140 for the three months ending June 30, 2019 from $3,385,097 for the three months ending June 30, 2018 while gross profit attributed to services increased $642,954 to $ 7,211,590 for the six months ending June 30, 2019 from $ 6,568,636 for the six months ending June 30, 2018. This increase is attributed to the increase in subscription revenue for the period.

Operating Expenses

Selling and marketing expenses decreased $10,998 (0.64%) to $1,708,486 for the three months ending June 30, 2019 from $1,719,484 in the three months ending June 30, 2018. Selling and marketing expenses increased $232,690 (7.02%) to $3,548,548 for the six months ended June 30, 2019 compared to $3,315,858 for the six months ended June 30, 2018. This is due to increased sales personnel and travel expenses as a result of an increase in sales and marketing activity primarily attributed to both publisher trade shows and the Company’s partner success program with its primary publisher of ERP software.

General and administrative expenses increased $212,449 (10.15%) to $2,306,354 for the three months ending June 30, 2019 from $2,093,905 in the three months ending June 30, 2018. General and administrative expenses increased $433,929 (10.45%) to $4,587,502 for the six months ended June 30, 2019 as compared to $4,153,573 for the six months ended June 30, 2018. This is primarily as a result of increases in payroll and related expenses associated with the addition of management personnel.

Depreciation and amortization expense increased $47,439 for the three months ended June 30, 2019 to $221,481 as compared to $174,042 for the three months ended June 30, 2018. Depreciation and amortization expense increased $113,944 for the six months ended June 30, 2019 to $430,620 as compared to $316,676 for the six months ended June 30, 2018. This increase is attributed to both increase in equipment as well as amortization associated with the purchase of ISM/Nellnube in 2018.

Income from Operations

For the three and six months ended June 30, 2019, the Company had income from operations of $22,017 and $161,846 respectively as compared to income from operations of $32,327 and $120,649, respectively for the three and six months ended June 30, 2018. The decreases for the three months ended June 30, 2019 is due to increases in payroll and related expenses associated with the addition of management and sales personnel.

Income Taxes

For the six months ended June 30, 2019, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense and 50% of general meals and entertainment expense which is not tax deductible. The provision for the six months ended June 30, 2019 was $28,089. The effective tax rate consists primarily of the 21% federal statutory tax rate and a blended 5% state and local tax rate. The 2017 Tax Cuts and Jobs Act (“Tax Reform”) was enacted on December 22, 2017. The Tax Reform includes a number of changes in existing tax law impacting businesses including a permanent reduction in the U.S. federal statutory rate from 34% to 21%, effective on January 1, 2018.

Net Income

For the three and six months June 30, 2019, the Company had net loss of $2,890 and net income of $93,146 respectively as compared to a net income of $17,218 and $76,605 respectively for the three and six months ended June 30, 2018. The net income for the three months ended June 30, 2019 is down compared to the three months ended June 30, 2018 primarily due to the additional payroll and related expenses associated with the addition of management personnel.

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

On September 11, 2018, SWK entered into a Revolving Demand Note (the “JPM Revolving Demand Note”) by and between SWK and JPMorgan Chase Bank (“JPM Lender”), a commercial lender. JPM Lender through the JPM Revolving Demand Note, has agreed to loan SWK up to a principal amount of two million dollars ($2,000,000). The interest rate on the JPM Revolving Demand Note shall be a variable rate, equal to the “Adjusted LIBOR Rate”, plus two and one quarter percent (2.25%) per annum (4.66% at June 30, 2019).  The JPM Revolving Demand Note is secured by all of SWK’s assets pursuant to a Security Agreement. The JPM Revolving Demand Note is also collateralized by substantially all of the assets of the Company. The JPM Revolving Demand Note expires August 31, 2019. At June 30, 2019 and December 31, 2018 there was no balance due under the JPM Revolving Demand Note.

As of June 30, 2019, the Company has $1,417,920 notes outstanding from acquisitions occurring between 2014 and through 2019. Future payments on these notes are as follows:

Remainder of 2019	$227,498
2020	408,901
2021	341,763
2022	293,380
2023	146,378
Total	$1,417,920

During the six months ended June 30, 2019, the Company had a net decrease in cash of $1,373,197.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities

The Company used $558,102 in cash from operating activities for the six months ended June 30, 2019 as compared to using cash of $209,893 for the same period in 2018. This increase is due in large part to the decrease in accounts payable and accrued expense.

Cash used in investing activities

Investing activities for the six months ended June 30, 2019 used cash of $258,053 as compared to using cash of $662,729 for the same period in 2018. This decrease is due to the fact that for the same period last year, the company had acquired ISM/NNB and had more in software development costs.

Cash used in financing activities

Financing activities for the six months ended June 30, 2019 used cash of $557,042 as compared to using cash of $208,593 for the same period in 2018. The use was due primarily to the payment of the cash dividend in January 2019.

The Company believes that as a result of the growth in business, and the availability of its Credit Line, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2019.

Off Balance Sheet Arrangements

During the six months ended June 30, 2019 or for fiscal 2018, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

On March 4, 2019, plaintiff John Solak (“Plaintiff”) commenced a direct and derivative action in the Delaware Court of Chancery (the “Action”): both on his own behalf as a stockholder of Silversun Technologies, Inc. (“SilverSun” or the “Company”) and derivatively on behalf of Silversun against the Company’s officers and directors relating to stockholder voting rights granted to the Company’s Chairman and Chief Executive Officer, Mark Meller in the form of Series B Preferred Stock.

On or about April 22, 2019, the Company determined to undertake certain actions relating to the Series B Preferred Stock challenged in Plaintiff’s complaint, as well as certain changes to the Company’s governance policies.

The Company’s officers and directors have at all relevant times denied, and continue to deny, any alleged violations of Delaware law. Plaintiff’s counsel believe that the remedial measures by SilverSun in response to the Action render the Action moot, and give rise only to a claim for attorney’s fees. The Company and the Plaintiff agreed that the Company shall pay $115,000 to Plaintiff’s counsel for fees and expenses. The Court of Chancery of the State of Delaware has not been asked to review, and will pass no judgment on, this payment of fees and expenses or its reasonableness.

The Stipulation and Order Regarding Notice to Stockholders was entered into by Solak, the Company and the Company’s officers and directors on August 2, 2019 and this matter is now resolved.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: August 8, 2019	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Dated: August 8, 2019	By:	/s/ Christine Dye
Christine Dye
Principal Financial Officer and Principal Accounting Officer