Form 10-Q
period 2019-09-30
SilverSun Technologies, Inc.
filed 2019-11-12
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

As of November 11, 2019, there were 4,500,755 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS

Current assets:
Cash	$10,721,629	$1,900,857
Cash - escrow account	1,150,000	-
Accounts receivable, net of allowance of $375,000	2,692,052	1,900,336
Unbilled services	403,593	166,593
Prepaid expenses and other current assets	383,984	433,727
Current assets held for sale	-	484,242

Total current assets	15,351,258	4,885,755

Property and equipment, net	752,545	688,122
Operating lease right-of-use assets	770,894	-
Intangible assets, net	2,703,060	2,916,367
Goodwill	891,000	885,000
Deferred tax assets	1,218,055	1,292,055
Deposits and other assets	41,732	39,791
Other assets held for sale	-	1,037,295

Total assets	$21,728,544	$11,744,385

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,179,904	$2,028,218
Accrued expenses	1,218,720	1,647,593
Accrued interest	15,188	14,628
Income taxes payable	1,768,192	20,000
Contingent consideration – current portion	-	22,548
Long term debt - current portion	438,574	426,350
Finance lease obligations – current portion	167,277	87,355
Operating lease liabilities – current portion	268,569	-
Deferred revenue	1,977,439	1,386,618
Current liabilities held for sale	-	599,916

Total current liabilities	8,033,863	6,233,226

Long term debt net of current portion	865,901	1,068,487
Finance lease obligations net of current portion	216,798	108,512
Operating lease liabilities net of current portion	502,325	-

Total liabilities	9,618,887	7,410,225

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares; No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; authorized 1 share; Zero and 1 share issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	-	1
Common stock, $0.00001 par value; authorized 75,000,000 shares; 4,500,755 shares issued and outstanding	46	46
Additional paid-in capital	11,777,434	11,763,923
Accumulated earnings (deficit)	332,177	(7,429,810)

Total stockholders’ equity	12,109,657	4,334,160

Total liabilities and stockholders’ equity	$21,728,544	$11,744,385

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues:
Software product, net	$1,867,971	$1,456,658	$4,898,886	$3,989,130
Service, net	8,239,894	8,606,576	23,635,710	22,633,032
Total revenues, net	10,107,865	10,063,234	28,534,596	26,622,162

Cost of revenues:
Product	1,232,446	892,208	3,039,836	2,487,145
Service	5,174,643	5,390,108	14,539,415	13,963,270
Total cost of revenues	6,407,089	6,282,316	17,579,251	16,450,415

Gross profit	3,700,776	3,780,918	10,955,345	10,171,747

Selling, general and administrative expenses:
Selling and marketing expenses	1,765,271	1,606,792	5,073,687	4,662,057
General and administrative expenses	2,467,515	2,079,730	6,599,885	5,747,944
Share-based compensation expenses	3,400	6,713	13,510	66,592
Impairment of intangible assets	236,860	-	236,860	-
Depreciation and amortization expenses	178,109	239,782	538,907	551,378
Total selling, general and administrative expenses	4,651,155	3,933,017	12,462,849	11,027,971

Loss from continuing operations	(950,379)	(152,099)	(1,507,504)	(856,224)

Other income (expense):
Other income	18,677	-	18,677	-
Interest expense, net	(18,171)	(15,089)	(58,782)	(29,887)
Total other income (expense)	506	(15,089)	(40,105)	(29,887)

Loss from continuing operations before taxes	(949,873)	(167,188)	(1,547,609)	(886,111)

Provision for income taxes	-	-	-	-
Loss from continuing operations	(949,873)	(167,188)	(1,547,609)	(886,111)

Discontinued operations
Income from discontinued operations	269,554	407,170	988,525	1,231,944
Gain on sale of discontinued operations	10,144,287	-	10,144,287	-
Provision for income taxes	(1,795,127)	(69,050)	(1,823,216)	(99,296)
Income from discontinued operations	8,618,714	338,120	9,309,596	1,132,648

Net income	$7,668,841	$170,932	$7,761,987	$246,537

Basic earnings (loss) per share applicable to common shareholders:
Continuing operations	$(0.21)	$(0.04)	$(0.34)	$(0.20)
Discontinued operations	1.91	0.08	2.07	0.25
Net (loss) income	$1.70	$0.04	$1.73	$0.05

Diluted earnings (loss) per share applicable to common shareholders:
Continuing operations	$(0.21)	$(0.04)	$(0.34)	$(0.20)
Discontinued operations	1.91	0.08	2.07	0.25
Net (loss) income	$1.70	$0.04	$1.73	$0.05

Weighted average shares outstanding:
Basic	4,500,755	4,501,755	4,500,755	4,499,072
Diluted	4,500,755	4,501,755	4,500,755	4,499,072

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2019	-	$-	1	$1	4,500,755	$46	$11,763,923	$(7,429,810)	$4,334,160

Cancellation of Series B stock	-	-	(1)	(1)	-	-	1	-	-
Share-based compensation	-	-	-	-	-	-	13,510	-	13,510
Net income	-	-	-	-	-	-	-	7,761,987	7,761,987

Balance at September 30, 2019	-	$-	-	$-	4,500,755	$46	$11,777,434	$332,177	$12,109,657

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2018	-	$-	1	$1	4,489,903	$46	$11,919,316	$(7,692,242)	$4,227,121

Issuance of common stock for services	-	-	-	-	11,852	-	45,306	-	45,306
Share-based compensation	-	-	-	-	-	-	21,285	-	21,285
Net income	-	-	-	-	-	-	-	246,537	246,537

Balance at September 30, 2018	-	$-	1	$1	4,501,755	$46	$11,985,907	$(7,445,705)	$4,540,249

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at July 1, 2019	-	$-	1	$1	4,500,755	$46	$11,774,034	$(7,336,664)	$4,437,417

Cancellation of the Series B stock	-	-	(1)	(1)	-	-	1	-	-
Share-based compensation	-	-	-	-	-	-	3,399	-	3,399
Net income	-	-	-	-	-	-	-	7,668,841	7,668,841

Balance at September 30, 2019	-	$-	-	$-	4,500,755	$46	$11,777,434	$332,177	$12,109,657

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2018	-	$-	1	$1	4,501,755	$46	$11,979,194	$(7,616,637)	$4,362,604

Share-based compensation	-	-	-	-	-	-	6,713	-	6,713
Net income	-	-	-	-	-	-	-	170,932	170,932

Balance at September 30, 2018	-	$-	1	$1	4,501,755	$46	$11,985,907	$(7,445,705)	$4,540,249

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$7,761,987	$246,537
Net income from discontinued operations	9,309,596	1,132,648
Net loss from continuing operations	(1,547,609)	(886,111)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Deferred income taxes	74,000	77,000
Depreciation and amortization	252,734	239,004
Amortization of intangibles	286,173	311,358
Amortization of right of use assets	140,106	-
Bad debt expense	103,815	15,974
Share-based compensation	13,510	21,285
Impairment of intangible asset	236,860	-
Common stock for services	-	45,307

Changes in assets and liabilities:
Accounts receivable	(895,533)	239,256
Unbilled services	(236,997)	(218,575)
Prepaid expenses and other current assets	49,744	54,069
Deposits and other assets	(1,942)	2,613
Accounts payable	151,685	(218,233)
Accrued expenses	(203,832)	87,942
Income tax payable	(75,024)	(32,754)
Accrued interest	560	685
Deferred revenues	590,821	(82,669)
Operating lease obligations	(140,106)	-
Net cash used in operating activities of continuing operations	(1,201,035)	(343,849)

Cash flows from investing activities:
Purchase of property and equipment	(25,221)	(100,244)
Acquisition of business	(60,000)	(300,000)
Proceeds from sale of EDI practice, net of fees	10,132,574	-
Software development costs	(81,730)	(163,006)
Net cash provided by (used in) investing activities of continuing operations	9,965,623	(563,250)

Cash flows from financing activities:
Payment of cash dividend	(225,038)	-
Payment of contingent consideration	(22,548)	(67,911)
Payment of long term debt	(364,362)	(231,175)
Payment of finance lease obligations	(103,727)	(97,340)
Net cash used in financing activities of continuing operations	(715,675)	(396,426)

Cash flows from discontinued operations:
Operating activities of discontinued operations	899,537	1,164,310
Investing activities of discontinued operations	(127,678)	(288,044)
Net cash provided by discontinued operations	771,859	876,266

Net increase (decrease) in cash	8,820,772	(427,259)

Cash, beginning of period	1,900,857	2,235,348

Cash, end of period	$10,721,629	$1,808,089

Cash paid during period for:
Interest	$58,782	$31,608
Income taxes	$901	$56,564

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended September 30, 2019:

The Company acquired certain assets of Partners in Technology, Inc. (“PIT”) for a $174,000 promissory note in addition to a cash payment of $60,000. (see Note 10).

Operating lease right of use assets and operating lease liabilities were recognized in the amount of $911,000 at January 1, 2019.

On April 1, 2019 the Company entered into an operating lease in Lisle, IL. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $71,685.

The Company incurred approximately $291,936 in finance lease obligations for the purchase of equipment.

On September 6, 2019, the Company filed a Certificate of Elimination of Certificate of Designations (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware. The Certificate of Withdrawal eliminated the Company’s Series B Preferred Stock, par value $.001 per share (the “Series B Preferred”), from the Company’s Certificate of Incorporation. Prior to filing the Certificate of Elimination, Mark Meller, the Company’s Chief Executive Officer and Chairman and owner of the only share of Series B Preferred, cancelled the only share of Series B Preferred issued and outstanding.

On August 26, 2019 the Company sold the EDI practice and $1,150,000 of the proceeds were put in an escrow receivable account (see Note 14).

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

The Company incurred approximately $80,875 in capital lease obligations for the purchase of equipment.

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

SilverSun Technologies, Inc. (“SilverSun”) through our wholly owned subsidiaries SWK Technologies, Inc. (“SWK”), Secure Cloud Services, Inc. (“SCS”) and Critical Cyber Defense Corp. (“CCD”) together with SWK, SCS and SilverSun, the “Company” is a value-added reseller and master developer for Sage Software’s Sage100/500 and Sage ERP X3 financial and accounting software and Acumatica, Inc.’s cloud-based ERP software as well as the publisher of proprietary software solutions, including its own Electronic Data Interchange (EDI) software, “MAPADOC ” (On August 26, 2019 the Company sold its EDI practice and it has been determined that it be reported as discontinued operations.  See Notes 14 and 15).  Further the Company provides cloud hosting for business applications through SCS and also provides enterprise cybersecurity services via CCD. The Company is also a managed network service provider, providing remote network monitoring services, business continuity, disaster recovery and data backup. The Company sells services and products to various industries including, but not limited to, manufacturers, wholesalers and distributors located throughout the United States. The Company is publicly traded and was quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “SSNT” until April 18, 2017. Since April 19, 2017, the Company has been listed and is traded on the NASDAQ Capital Market under the symbol “SSNT”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018.  These results are not necessarily indicative of the results to be expected for the full year.

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

All financial results of the EDI practice are classified as discontinued operations for the purpose of this quarterly report.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three and nine months ended September 30, 2019 and 2018.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. Impairment losses of $ 236,860 and $0, were identified and recorded for the three and nine months ended September 30, 2019 and 2018 respectively.

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

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2019	2018	2019	2018
Professional Consulting	$2,957,174	$3,074,464	$8,974,457	$9,437,828
Maintenance Revenue	$2,360,335	$2,678,585	$5,794,705	$5,865,071
Ancillary Service Revenue	$2,922,385	$2,853,527	$8,866,548	$7,330,133

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed or certain obligations are met. Unbilled services represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products, customer telephone support services and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of September 30, 2019, there was $147,066 in deferred maintenance, $195,252 in deferred support services, and $1,635,121 in deposits for future consulting services. As of December 31, 2018, there was $198,727 in deferred maintenance, $95,550 in deferred support services, and $1,092,341 in deposits for future consulting services.

Commissions

Sales commissions relating to service revenues are considered incremental and recoverable costs of obtaining a project with our customer. These commissions are calculated based on estimated revenue to be generated over the life of the project.  These costs are deferred and expensed as the service revenue is earned.  Commission expense is included in selling and marketing expenses in the accompanying unaudited condensed consolidated statements of income.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At September 30, 2019 and December 31, 2018, the Company had cash on deposit of $10,191,633 and $1,473,286, respectively, in excess of the federally insured limits of $250,000.

As of September 30, 2019 and December 31, 2018, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the nine months ended September 30, 2019 and 2018, the Company’s top ten customers accounted for 11% ($3,094,620) and 15% ($4,113,611), respectively, of our total revenues.  The Company does not rely on any one specific customer for any significant portion of its revenue.

For the nine months ended September 30, 2019 and 2018, purchases from one supplier through a “channel partner” agreement were approximately 20% and 24% of cost of revenues, respectively.  This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

As of September 30, 2019 and December 31, 2018, one supplier represented approximately 41% and 40% of total accounts payable respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable,  cash and cash-escrow.  As of September 30, 2019, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2016 to 2018 remain open to examination for both the U.S. federal and state jurisdictions.

There were no liabilities for uncertain tax positions at September 30, 2019 or December 31, 2018.

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

NOTE 3 – NET (LOSS) INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. The computation of diluted income per share for the three and nine months ended September 30, 2019 and 2018 and does not include all share equivalents as the exercise price of certain warrants and options exceeded the average market price of the common stock. Options in the money under the treasury stock method and convertible debt, based on if-converted method are included below. For the three and nine months ended September 30, 2019 and 2018 all warrants, options and convertible debt are excluded as the Company is in a net loss from continuing operations position.

	Three Months Ended	Three Months Ended
	September 30, 2019	September 30, 2018
Basic net income (loss) from continuing operations per share computation:
Net income (loss) from continuing operations	$(949,873)	$(167,188)
Weighted-average common shares outstanding	4,500,755	4,501,755
Basic net loss per share	$(0.21)	$(0.04)
Diluted net income (loss) from continuing operations per share computation:
Net loss per above	$(949,873)	$(167,188)
Net loss	(949,873)	(167,188)
Weighted-average common shares outstanding	4,500,755	4,501,755
Total adjusted weighted-average shares	4,500,755	4,501,755
Diluted net loss per share	$(0.21)	$(0.04)

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – NET (LOSS) INCOME PER COMMON SHARE (Continued)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Basic net income (loss) from continuing operations per share computation:
Net loss from continuing operations	$(1,547,609)	$(886,111)
Weighted-average common shares outstanding	4,500,755	4,499,072
Basic net loss per share	$(0.34)	$(0.20)
Diluted net income (loss) from continuing operations per share computation:
Net loss per above	$(1,547,609)	$(886,111)
Net loss	(1,547,609)	$(886,111)
Weighted-average common shares outstanding	4,500,755	4,499,072
Total adjusted weighted-average shares	4,500,755	4,499,072
Diluted net loss per share	$(0.34)	$(0.20)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings (loss) per share.

	Three Months September 30, 2019	Three Months September 30, 2018
Stock options	29,502	56,280
Warrants	208,241	208,241
Convertible promissory notes	264,035	347,740

Total potential dilutive securities not included in loss per share	501,778	612,261

	Nine Months September 30, 2019	Nine Months September 30, 2018
Stock options	44,046	56,280
Warrants	208,241	208,241
Convertible promissory notes	264,035	155,839

Total potential dilutive securities not included in loss per share	516,322	420,360

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2019	December 31, 2018
Leasehold improvements	$98,831	$98,831
Equipment, furniture and fixtures	2,796,889	2,479,732
	2,895,720	2,578,563
Less: Accumulated depreciation and amortization	(2,143,175)	(1,890,441)

Property and equipment, net	$752,545	$688,122

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT (Continued)

Depreciation and amortization expense related to these assets was $91,622 and $252,734 respectively for the three and nine months ended September 30, 2019 as compared to $91,262 and $239,004 for the three and nine months ended September 30, 2018, respectively.

Property and equipment under finance leases are summarized as follows:

	September 30, 2019	December 31, 2018
Equipment, furniture and fixtures	708,272	436,084
Less: Accumulated amortization	(199,503)	(103,061)

Property and equipment, net	$508,769	$333,023

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	September 30, 2019	December 31, 2018	Estimated Useful Lives
Proprietary developed software	$390,082	$545,216	5 – 7
Intellectual property, customer list, and acquired contracts	4,430,014	4,202,014	5 – 15
Total intangible assets	$4,820,096	$4,747,230
Less: accumulated amortization	(2,117,036)	(1,830,863)
	$2,703,060	$2,916,367

Amortization expense included in depreciation and amortization expense was $86,487 and $286,173 for the three and nine months ended September 30, 2019, respectively as compared to $148,520 and $311,358 for the three and nine months ended September 30, 2018, respectively. Impairment on intangible assets was $236,860 and $0 for the three and nine months ended September 30, 2019 and 2018, respectively.

The Company expects future amortization expense to be the following:

Amortization
Balance of 2019	$95,760
2020	365,045
2021	328,495
2022	261,792
2023	198,680
Thereafter	1,453,288

Total	$2,703,060

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – LINE OF CREDIT AND LONG-TERM DEBT, RELATED PARTY

On September 11, 2018, SWK entered into a Revolving Demand Note (the “JPM Revolving Demand Note”) by and between SWK and JPMorgan Chase Bank (“JPM Lender”), a commercial lender. JPM Lender agreed to loan SWK up to a principal amount of two million dollars. The interest rate on the JPM Revolving Demand Note was a variable rate, equal to the “Adjusted LIBOR Rate”, plus two and one quarter percent (2.25%) per annum (4.45% at September 30, 2019).  The JPM Revolving Demand Note was secured by all of SWK’s assets pursuant to a Security Agreement. The line was also collateralized by substantially all of the assets of the Company. On August 26, 2019, all amounts owed to JPM Lender under the JPM Revolving Demand Note were paid and the JPM Revolving Demand Note terminated and is of no further force or effect.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement and the issuance of a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matured on April 1, 2019 and was paid off on that date. Monthly payments were $6,135 including interest at two percent (2%) per year. At September 30, 2019 and December 31, 2018, the outstanding balance was $0 and $30,521, respectively.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (“PTI”) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note in the aggregate principal amount of $600,000 (the “PTI Note”).  The PTI Note is due 60 months from the closing date and bears interest at a rate of two and one half percent (2.5%).  Monthly payments including interest are $10,645. At September 30, 2019 and December 31, 2018, the outstanding balance was $105,242 and $198,106, respectively.

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). At September 30, 2019 and December 31, 2018 the outstanding balance on the ISM Note was $759,288 and $904,436 respectively.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the Nellnube Note (the “Fixed Conversion Price”). At September 30, 2019 and December 31, 2018 the outstanding balance on the Nellnube Note was $303,715 and $361,774 respectively.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,984. At September 30, 2019 the outstanding balance was $136,230.

At September 30, 2019, future payments of long term debt are as follows:

Remainder of 2019	$114,053
2020	408,901
2021	341,763
2022	293,380
2023	146,378
Total	$1,304,475

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – FINANCE AND CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in the accompanying unaudited condensed consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with the following:

September 30, 2019
Weighted average remaining lease term	2.53
Weighted average interest rate	5.53%

At September 30, 2019, future payments under finance leases are as follows:

Remainder of 2019	$47,245
2020	174,006
2021	125,589
2022	57,585
2023	6,640
Total minimum lease payments	411,065
Less amounts representing interest	(26,990)
Present value of net minimum lease payments	384,075
Less current portion	(167,277)
Long-term finance lease obligation	$216,798

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

NOTE 8 – OPERATING LEASE LIABILITY

The Company leases office space in ten different locations with monthly payments ranging from $720 to $9,403 which expire at various dates through April 2024.

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

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2019 are as follows:

September 30, 2019
Weighted average remaining lease term	3.58
Weighted average discount rate	4.77%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheet as of September 30, 2019:

Remainder 2019	$78,440
2020	285,289
2021	221,018
2022	133,568
2023	119,677
Thereafter	40,177
Total undiscounted future minimum lease payments	878,169
Less: Difference between undiscounted lease payments and discounted lease liabilities	(107,275)
Total operating lease liabilities	$770,894
Less current portion	(268,569)
Long-term operating lease liabilities	$502,325

Total rent expense under operating leases for the three and nine months ended September 30, 2019 was $100,764 and $315,235 as compared to $104,822 and $315,202 for the three and nine months ended September 30, 2018.

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

On September 6, 2019, the Company filed a Certificate of Elimination of Certificate of Designations (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware. The Certificate of Withdrawal eliminated the Company’s Series B Preferred Stock, par value $.001 per share (the “Series B Preferred”), from the Company’s Certificate of Incorporation. Prior to filing the Certificate of Elimination, Mark Meller, the Company’s Chief Executive Officer and Chairman and owner of the only share of Series B Preferred, cancelled the only share of Series B Preferred issued and outstanding.

Options

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2018 and the nine months ending September 30, 2019 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2018	62,280	$3.78	2.0 years	$-0-
Options granted	-	-	-
Options canceled/forfeited	(6,000)	$4.00

Outstanding options at December 31, 2018	56,280	$3.75	1.0 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited/expired	(30,000)	$3.78

Outstanding options at September 30, 2019	26,280	$3.71	0.9 years	$-0-

Vested Options:
September 30, 2019:	17,640	$3.74	0.9 years	$-0-
December 31, 2018:	43,640	$3.70	0.9 years	$-0-

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – EQUITY (Continued)

As of September 30, 2019, the unamortized compensation expense for stock options was $13,593.  Unamortized compensation expense is expected to be recognized over a weighted-average period of 1.0 year.

Warrants

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term

Balance, January 1, 2018	208,241	$5.26	2.3 years
Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2018	208,241	$5.26	1.3 years

Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable September 30, 2019	208,241	$5.26	0.5 years

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

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement in exchange for cash of $60,000 and a promissory note in the aggregate principal amount of $174,000 (“PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%).  Monthly payments including interest are $4,984.  The allocation of the purchase price to customer list with an estimated life of fifteen years and goodwill, which is deductible for tax purposes, has been based on an independent valuation.

The Company expects these acquisitions to create synergies by combining operations and expanding geographic market share and product offerings.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – BUSINESS COMBINATION (Continued)

The following summarizes the purchase price allocation for all prior year and current year’s acquisitions:

	ISM	Nellnube	PIT

Cash consideration	$300,000	$-	$60,000
Note payable	1,000,000	$400,000	174,000
Total purchase price	$1,300,000	$400,000	$234,000

Deposits and other assets	$7,235	$-	$-
Property and equipment	170,000	50,000	-
Customer List	750,499	321,964	228,000
Goodwill	398,000	86,000	6,000
Total assets acquired	1,325,734	457,964	234,000

Capital lease obligations	(25,734)	(57,964)	(-)
Liabilities acquired	(25,734)	(57,964)	(-)
Net assets acquired	$1,300,000	$400,000	$234,000

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2018, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three and nine months ended September 30, 2018 as if the acquisition occurred on January 1, 2018. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of September 30, 2018 of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Three Months Ended September 30, 2018
Net revenues	$10,313,923
Cost of revenues	6,481,552
Operating expenses	3,990,625
Loss before taxes	(149,136)
Net loss from continuing operations	$(149,136)
Basic and diluted loss per common share	$(0.05)

Pro Forma	Nine Months Ended September 30, 2018
Net revenues	$29,256,186
Cost of revenues	17,763,686
Operating expenses	12,161,406
Loss before taxes	(710,097)
Net loss from continuing operations	$(710,097)
Basic and diluted loss per common share	$(0.19)

The Company’s condensed consolidated financial statements for the three and nine months ending September 30, 2019 include the actual results of PIT since the date of acquisition, January 1, 2019.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – BUSINESS COMBINATION (Continued)

The three months ended September 30, 2018 pro-forma results above do not include any months of results of ISM and Nellnube and include three months of PIT. The nine months ended September 30, 2018 pro-forma results above include five months of results of ISM and Nellnube and nine months of PIT. For the three months ending September 30, 2018, there is $3,800 of estimated amortization expense included in the ISM/Nellnube/PIT pro-forma results. For the nine months ending September 30, 2018, there is $41,191 of estimated amortization expense included in the ISM/Nellnube/PIT pro-forma results.

For the nine months ended September 30, 2019, the ISM/Nellnube/PIT operations had a net income before taxes of $250,562 which represented nine months operations that was included in the Company’s Condensed Unaudited Consolidated Statement of Income. This consisted of approximately $2,900,946 in revenues, $1,371,473 in cost of revenues, and $1,278,911 in operating expenses.

For the three months ended September 30, 2019, the ISM/Nellnube/PIT operations had a net income before taxes of $88,694 which represented three months operations that was included in the Company’s Condensed Unaudited Consolidated Statement of Income. This consisted of approximately $1,064,433 in revenues, $502,753 in cost of revenues, and $472,986 in operating expenses.

For the three months ended September 30, 2018, the ISM/NNB operations had a net income before taxes of $78,172 which represented three months of operations that was included in the Company’s Condensed Unaudited Consolidated Statement of Income. This consisted of approximately $810,456 in revenues, $307,284 in cost of revenues, and $425,000 in operating expenses.

For the nine months ended September 30, 2018, the ISM/NNB operations had a net income before taxes of $97,496 which represented four months of operations that was included in the Company’s Condensed Unaudited Consolidated Statement of Income. This consisted of approximately $1,010,799 in revenues, $383,244 in cost of revenues, and 530,059 in operating expenses.

NOTE 11 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,177,000 as of September 30, 2019, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2024 to 2033.

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

Income tax provision from continuing operations:

Nine Months Ended
	September 30,	September 30,
	2019	2018
Current:
Federal	$-	$-
State and local	-	-

Total current tax provision	-	-

Deferred:
Federal	-	-
State and local	-	-

Total deferred tax provision	-	-

Total provision	$-	$-

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – INCOME TAXES (Continued)

For the nine months ended September 30, 2019, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) expense and 50% of meals, 100% entertainment expenses which are not deductible. The provision from continuing operations for the nine months ended September 30, 2019 was $0 as there was a loss from continuing operations. The effective tax rate consists primarily of the 21% federal statutory tax rate and a blended 5% state and local tax rate.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company leases its North Syracuse office space from its former CFO, Crandall Melvin III, which expires on May 31, 2021. The monthly rent for this office space is $2,300. Total rent expense for the three and nine months ended September 30, 2019 was $6,900 and $20,700 as compared to $6,900 and $19,700 for the three and nine months ended September 30, 2018.

The Company leased its Seattle office space from Mary Abdian, an employee of SWK, which expired September 30, 2018 however, this lease was terminated on May 31, 2018 by mutual consent. The monthly rent for this office space was $3,090 and increased 3% each year. Total rent expense for the three months ended September 30, 2018 was $15,915.

As of September 30, 2019, long term debt is considered related party liabilities as holders are current employees of the Company, see Note 6.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Contingent Consideration

On October 1, 2015, SWK entered into an Asset Purchase Agreement (the “Macabe Purchase Agreement”) with The Macabe Associates, Inc., (“Macabe”), a Washington corporation and Mary Abdian and John Nicholson in their individual capacity as Macabe Shareholders. Pursuant to the Macabe Purchae Agreement, SWK acquired certain assets and liabilities of Macabe (as defined in the Macabe Purchase Agreement). In consideration for the acquired assets, the Company paid $21,423 in cash. Additionally, the Company will pay 35% of the net margin on software maintenance renewals for former Macabe customers for the first twelve months, and then 30%, 25% and 20% of the net margin on software maintenance renewals for the following three years. The Company will also pay 50% the first year, and 40%, 30% and 20% the three years after on the net margin on EASY Solution Maintenance, new software & license to existing Macabe customers and EASY Solutions software and maintenance sales to new customers. On any former Macabe customers migrating to Netsuite, X3 or Acumatica, the Company will pay 50% of the net margin of the sale after applicable costs and commissions for the three year period after the acquisition. The Company estimated this contingent consideration to be approximately $417,971 at acquisition. Payments totaling $55,695 were made in each of these contingent consideration components for the nine months ended September 30, 2019, resulting in a remaining balance of $0 as of September 30, 2019.  The agreement expired on September 30, 2019 and no further payments are expected.

Contingencies

On March 4, 2019, plaintiff John Solak (“Plaintiff”) commenced a direct and derivative action in the Delaware Court of Chancery (the “Action”): both on his own behalf as a stockholder of Silversun and derivatively on behalf of Silversun against the Company’s officers and directors relating to stockholder voting rights granted to the Company’s Chairman and Chief Executive Officer, Mark Meller in the form of Series B Preferred Stock.

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

NOTE 13 – COMMITMENTS (Continued)

The Stipulation and Order Regarding Notice to Stockholders was entered into by Solak, the Company and the Company’s officers and directors on August 2, 2019 and this matter is now resolved.

NOTE 14 – SALE OF EDI PRACTICE

On August 26, 2019 the Company entered into and closed that certain Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, SPS Commerce, Inc., as buyer (“Buyer” or “SPS”), and SWK, as seller (the “Seller”), pursuant to which the Buyer has agreed to acquire from the Seller certain assets (all intellectual property and accounts receivable) related to the MAPADOC business, which was the EDI practice. In consideration for the Acquired Assets (as defined in the Asset Purchase Agreement), at closing, SPS: (i) paid Seller $10,350,000 in cash (the “Initial Cash Payment”); and (ii) delivered $1,150,000 to an escrow account (the “Escrowed Property”) pursuant to the terms and conditions of that certain Escrow Agreement dated August 26, 2019 (the “Escrow Agreement”), for an aggregate consideration of $11,500,000 (the “Purchase Price”). Pursuant to the terms and conditions of that certain Escrow Agreement entered into in connection with the Asset Purchase Agreement, portions of the Escrowed Property will be released at six months and at twelve months following the date of closing of the Asset Purchase Agreement, to the extent that no indemnity claims against the Escrowed Property have been filed by the Buyer.

NOTE 15 – DISCONTINUED OPERATIONS

The financial results of our EDI Practice (“Mapadoc”) through September 30, 2019 are presented as discontinued operations.  The following table presents the financial results of “Mapadoc.”

Mapadoc Balance Sheet

December 31,
2018
Current assets:
Accounts receivable	$477,808
Unbilled services	5,854
Prepaid expenses and other current assets	580

Total current assets	484,242

Long term assets:
Intangible assets, net	1,037,295

Total assets	1,521,537

Current liabilities:
Accrued expenses	137,713
Deferred revenue	462,203

Total current liabilities	$599,916

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – DISCONTINUED OPERATIONS (Continued)

Mapadoc Income Statement

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues:
Software product, net	139,168	221,122	445,025	691,371
Service, net	751,203	1,002,702	2,936,898	2,966,823
Total revenues, net	890,371	1,223,824	3,381,923	3,658,194

Cost of revenues:
Product	399	396	2,745	10,180
Service	382,777	488,830	1,387,926	1,337,610
Cost of revenues	383,176	489,226	1,390,671	1,347,790

Gross profit	507,195	734,598	1,991,252	2,310,404

Selling, general and administrative expenses:
Selling and marketing expenses	130,929	93,248	371,061	353,840
General and administrative expenses	85,690	220,512	540,822	705,873
Depreciation and amortization expenses	21,022	13,668	90,844	18,747
Total selling, general and administrative expenses	237,641	327,428	1,002,727	1,078,460

Income from discontinued operations	269,554	407,170	988,525	1,231,944
Gain from sale of discontinued operations	10,144,287	-	10,144,287	-
Provision for income taxes	(1,795,127)	(69,050)	(1,823,216)	(99,296)
Income from discontinued operations	8,618,714	338,120	9,309,596	1,132,648

Calculation of gain on sale

Purchase Price	$11,500,000
Net Assets at August 26, 2019	(1,575,547)
Net Liabilities at August 26, 2019	437,260
Expenses associated with the sale	(217,426)
Gain on sale	10,144,287

NOTE 16 – SUBSEQUENT EVENTS

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock.  Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended or discontinued at any time. The Company expects to finance the program from existing cash resources.  As of November 12, 2019, no repurchases have been made.

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

Overview

We are a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the “Cloud”. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, cybersecurity, application hosting, disaster recovery business continuity, cloud and other services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Arizona, Southern California, North Carolina, Washington, Oregon and Illinois.

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

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth, as revenues increased 7.18% from the same nine month period in the prior year.

In addition, the Company successfully completed the sale of its Mapadoc EDI division in the third quarter, selling all Intellectual Property and consulting practices related to the product to a strategic acquiror for $11.5 million cash on August 26, 2019. The Company, which had not previously been seeking to sell the division, decided to move forward with the transaction after evaluating the following variables:

●	The rate of growth of the ERP products with which Mapadoc integrates;
●	The rate of growth, year over year, of Mapadoc itself;
●	Technological threats;
●	The cost of developing new integrations, and funding new go-to-market strategies for these integrations once developed;
●	The valuation offered for the sale, and how that valuation compared to other consummated transactions for similarly situated business applications.

After evaluating these and other variables and engaging an investment bank to provide guidance on the valuation, the Company subsequently closed on the transaction.  The Company now intends to use the proceeds of the transaction to further enhance its business and to maximize shareholder value.  The actions under consideration, which are illustrative and not exhaustive, include:

●	A special dividend
●	A stock buyback
●	Acquisitions – The Company has engaged an investment bank to identify potential acquisitions for the Company which will enhance and accelerate its growth profile.
●

Mergers – The Company will evaluate potential mergers with larger companies that seek to become part of a publicly-traded entity and which could enhance the rate of growth and profitability of the Company.

Such other actions as the Board of Directors deems appropriate which leads to maximizing shareholder value.

Revenues

Revenues for the three months ended September 30, 2019 increased $44,631 (.44%) to $10,107,865 as compared to $10,063,234 for the three months ended September 30, 2018.  Revenues for the nine months ended September 30, 2019 increased $1,912,434 (7.18%) to $28,534,596 as compared to $26,622,162 for the nine months ended September 30, 2018.  The increase can be attributed to both the increase in software sales as well as an increase in subscription income.

Software sales increased $411,313 (28.24%) to $1,867,971 for the three months ended September 30, 2019 as compared to $1,456,658 for the three months ended September 30, 2018. For the nine months ended September 30, 2019 software sales increased $909,756 (22.81%) to $4,898,886 from $3,989,130 for the same period in 2018. The increase is attributable to increased Acumatica sales and increased sales of third-party products to our installed customer base.

Service revenue decreased by $366,682 to $8,239,894 for the three months ended September 30, 2019 from $8,606,576 for the same period in 2018 for an overall decrease of 4.26%. This is due to a delay in consulting projects. Service revenue increased by $1,002,678 to $23,635,710 for the nine months ended September 30, 2019 from $22,633,032 for the same period in 2018 for an overall increase of 4.43%. This increase is attributed to the increase in subscription revenue.

Gross Profit

Gross profit for the three months ended September 30, 2019 decreased $80,142 (2.12%) to $3,700,776 as compared to $3,780,918 for the three months ended September 30, 2018. For the three month period ended September 30, 2019, the overall gross profit percentage was 36.6% as compared to 37.6% for the period ended September 30, 2018.

Gross profit for the nine months ended September 30, 2019 increased $783,598 (7.7%) to $10,955,345 as compared to $10,171,747 for the nine months ended September 30, 2018. For the nine month period ended September 30, 2019, the overall gross profit percentage was 38.4% as compared to 38.2% for the period ended September 30, 2018.

The gross profit attributed to software sales increased $71,075 to $635,525 for the three months ending September 30, 2019 from $564,450 in the three months ending September 30, 2018 and gross profit attributed to software sales increased $357,065 to $1,859,050 for the nine months ending September 30, 2019 from $1,501,985 in the nine months ending September 30, 2018.  This increase is attributed to the increase in software sales for the period.

The gross profit attributed to services decreased $151,217 to $3,065,251 for the three months ending September 30, 2019 from $3,216,468 for the three months ending September 30, 2018 due to delays in consulting projects. Gross profit attributed to services increased $426,533 to $9,096,295 for the nine months ending September 30, 2019 from $8,669,762 for the nine months ending September 30, 2018. This increase is primarily attributed to the increase in sales of Acumatica software.

Operating Expenses

Selling and marketing expenses increased $158,479 (9.86%) to $1,765,271 for the three months ending September 30, 2019 from $1,606,792 in the three months ending September 30, 2018. Selling and marketing expenses increased $411,630 (8.83%) to $5,073,687 for the nine months ended September 30, 2019 compared to $4,662,057 for the nine months ended September 30, 2018. This is due to increased sales personnel expense as well as an increase in both outside sales expense and professional development.

General and administrative expenses increased $387,785 (18.65%) to $2,467,515 for the three months ending September 30, 2019 from $2,079,730 in the three months ending September 30, 2018. General and administrative expenses increased $851,941 (14.82%) to $6,599,885 for the nine months ended September 30, 2019 as compared to $5,747,944 for the nine months ended September 30, 2018. This is primarily as a result of increases in payroll and related expenses associated with the addition of management personnel, reclassification of employees to G&A from other departments, as well as an increase in bad debt expense.  In addition, the Company incurred extraordinary one-time legal expenses of approximately $115,000 associated with the cost of defense of the previously announced and settled shareholder derivative suit.

Depreciation and amortization expense decreased $61,673 for the three months ended September 30, 2019 to $178,109 as compared to $239,782 for the three months ended September 30, 2018. Depreciation and amortization expense decreased $12,471 for the nine months ended September 30, 2019 to $538,907 as compared to $551,378 for the nine months ended September 30, 2018. This decrease is due to an adjustment made for the amortization of Partners In Technology after the final valuation was completed. Amortization for the customer list is estimated at the time of acquisition.  Also the ISM amortization was higher per month in 2018 until December 2018 when the adjustment was made after the valuation was complete.

Loss from Continuing operations

For the three and nine months ended September 30, 2019, the Company had a loss from continuing operations of $949,873 and $1,547,609 respectively as compared to loss from continuing operations of $167,188 and $886,111, respectively for the three and nine months ended September 30, 2018. The decreases for the three months ended September 30, 2019 is due to increases in payroll and related expenses associated with the addition of management and sales personnel as well as the impairment of intangible assets and the sale of the EDI practice, in which the financial results are shown in discontinued operations.  The Company is implementing cost-cutting measures to increase the operating margins of the organization.

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

On September 11, 2018, SWK entered into a Revolving Demand Note (the “JPM Revolving Demand Note”) by and between SWK and JPMorgan Chase Bank (“JPM Lender”), a commercial lender. JPM Lender through the JPM Revolving Demand Note, had agreed to loan SWK up to a principal amount of two million dollars ($2,000,000). The interest rate on the JPM Revolving Demand Note was a variable rate, equal to the “Adjusted LIBOR Rate”, plus two and one quarter percent (2.25%) per annum (4.66% at June 30, 2019).  The JPM Revolving Demand Note was secured by all of SWK’s assets pursuant to a Security Agreement. The JPM Revolving Demand Note was collateralized by substantially all of the assets of the Company. On August 26, 2019, all amounts owed to JPM Lender under the JPM Revolving Demand Note were paid and the JPM Revolving Demand Note terminated and is of no further force or effect.

As of September 30, 2019, the Company has $1,304,475 notes outstanding from acquisitions occurring between 2014 and through 2019. Future payments on these notes are as follows:

Remainder of 2019	$114,053
2020	408,901
2021	341,763
2022	293,380
2023	146,378
Total	$1,304,475

During the nine months ended September 30, 2019, the Company had a net increase in cash of $8,820,772.  The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities of continuing operations

The Company used $1,201,035 in cash from continuing operating activities for the nine months ended September 30, 2019 as compared to using cash of $343,849 for the same period in 2018. This increase is primarily due to the increase in accounts receivable and a decrease in accrued expenses.

Cash provided by investing activities of continuing operations

Investing activities for the nine months ended September 30, 2019 provided cash of $9,965,623 as compared to using cash of $563,250 for the same period in 2018. This increase is due to the sale of the EDI practice.

Cash used in financing activities of continuing operations

Financing activities for the nine months ended September 30, 2019 used cash of $715,675 as compared to using cash of $396,426 for the same period in 2018. The use was due primarily to the payment of the cash dividend in January 2019 as well as the repayment of long term debt and finance lease obligations.

Cash flows from discontinued operations

Operating activities for discontinued operations for the nine months ended September 30, 2019 provided cash of $899,537 as compared to $1,164,310 for the same period in 2018.  This is due to the fact that the EDI practice was sold in August 2019, providing eight months of operating activities in 2019 as compared to the nine months in 2018.

Investing activities of discontinued operations for the nine months ended September 30, 2019 used cash of $127,678 as compared to $288,044 for the same period in 2018. This was due to less software being put into production in 2019.

The Company believes that as a result of the growth in business, and the funds available from the sale of its Mapadoc division, it has adequate liquidity to fund its operating plans for at least the next twelve months.

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2019.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2019 or for fiscal 2018, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: November 12, 2019	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Dated: November 12, 2019	By:	/s/ Christine Dye
Christine Dye
Principal Financial Officer and Principal Accounting Officer