Form 10-K
period 2019-12-31
SilverSun Technologies, Inc.
filed 2020-03-26
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2019 based on a closing price of $2.95 was $5,594,244. As of March 25, 2020, the registrant had 4,501,271 shares of its common stock, par value $0.00001 per share, outstanding.

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

PART I

Item 1. Business Overview

We are a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the “Cloud”. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Human Capital Management (“HCM”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated Information Technology (“IT”) network services practice that provides managed services, cybersecurity, application hosting, disaster recovery, business continuity, cloud and other services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Arizona, Southern California, North Carolina, Washington, Oregon and Illinois.

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

Value-Added Services for ERP

We go beyond simply reselling software packages; we have a consulting and professional services organization that manages the process as we move from the sales stage into implementation, go live, and production. We work inside our customers’ organizations to ensure all software and IT solutions are enhancing their business needs. A significant portion of our services revenue comes from continuing to work with existing customers as their business needs change, upgrading from one version of software to another, or providing additional software solutions to help them manage their business and grow their revenue. We have a dedicated help desk team that fields hundreds of calls every week. Our custom programming department builds specialized software packages as well as “off the shelf” enhancements and time and billing software.

Network and Managed Services

We provide comprehensive IT network and managed services designed to eliminate the IT concerns of our customers. Businesses can focus on their core strengths rather than technology issues. We adapt our solutions for virtually any type of business, from large national and international product and service providers, to small businesses with local customers. Our business continuity services provide automatic on-site and off-site backups, complete encryption, and automatic failure testing. We also provide application hosting, IT consulting and managed network services. Our focus in the network and managed services practice is to focus on industry verticals in order to demonstrate our ability to better understand our customers’ needs.

Industry Overview

As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, managed services, ERP, HCM, WMS, CRM, and BI.  Additionally, we have our own development staff building software solutions for various ERP enhancements.  Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. The majority of our customers are small and medium businesses (“SMBs”).

Potential Competitive Strengths

•

Independent Software Vendor.  As an independent software vendor we have published integrations between ERPs and third-party products which differentiates us from other business application providers because, as a value-added reseller of the ERPs that our proprietary products integrate with, we have specific software solution expertise in the ERPs we resell, which ensures that our products tightly integrate with the ERPs. We own the intellectual property related to these integrations and sell the solutions both directly and through other software resellers within the Sage network.

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

Our Growth Strategy

General

Our strategy is to grow our business through a combination of intra-company growth of our software applications, technology solutions and managed services, as well as expansion through acquisitions. We have established a national presence via our internal marketing, sales programs, and acquisitions and now have ERP customers throughout most of the United States.

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

Acquisitions

The markets in which we provide our services are occupied by a large number of competitors, many substantially larger than us, and with significantly greater resources and geographic reach. We believe that to remain competitive, we need to take advantage of acquisition opportunities that arise which may help us achieve greater geographic presence and economies both within our existing footprint and expanded territories. As such, we have completed 33 acquisitions and/or collaborative agreements in the past sixty (60) months. We may also utilize acquisitions, whenever appropriate, to expand our technological capabilities and product offerings. We focus on acquisitions that are profitable and fit seamlessly with our existing operations.

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

Value-Added Resellers (“VARs”) of ERP, Human Capital Management (“HCM”), Warehouse Management Systems (“WMS”), CRM and BI Software. VAR’s gross margins are a function of the sales volume they provide a publisher in a twelve (12) month period, and we are currently operating at the highest margins. Smaller resellers who sell less and operate at significantly lower margins, are at a competitive disadvantage to companies such as ours and are often amenable to creating a liquidity event for themselves by selling to larger organizations. We have benefitted from completing such acquisitions in a number of ways, including but not limited to: (i) garnering new customers to whom we can upsell and cross-sell our broad range of products and services; (ii) gaining technical resources that enhance our capabilities; and (iii) extending our geographic reach.

Our business strategy provides that we will examine the potential acquisition of businesses within and outside our industry. In determining a suitable acquisition candidate, we will carefully analyze a target’s potential to add to and complement our product mix, expand our existing revenue base, improve our margins, expand our geographic coverage, strengthen our management team, add technical resources and expertise, and, above all, improve stockholder returns. More specifically, we have identified the criteria listed below, by which we evaluate potential acquisition targets in an effort to gain the synergies necessary for successful growth of the Company:

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

Enterprise Resource Planning Software Strategy

Our ERP software strategy is focused on serving the needs of our expansive installed base of customers for our Sage 100cloud, Sage 500 ERP, and Sage BusinessWorks practices, while rapidly growing the number of customers using Sage X3 and Acumatica.  We currently have approximately 8,000 active ERP customers using one of these six solutions, including customers using certain add-on support products to these solutions.  In the past we, have focused primarily on on-premise mid-market Sage Software solutions but in the past three years have focused on larger enterprise-type offerings and cloud ERP solutions.  This has allowed us to increase our average deal size and also to keep pace with the changing trends that we see in the industry.

Managed Services Strategy

The IT Managed Services market is broadly segmented by types of services, for example, managed data-center, managed network, managed mobility, managed infrastructure, managed communications, managed information, managed security and other managed services. In addition, the market is segmented by market verticals, such as public sector, banking, financial services and insurance, education, retail, contact centers and service industries, high tech and telecommunications, healthcare and pharmaceuticals, travel and logistics, manufacturing, energy and utilities among others.

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

Geographic Expansion

Generally, our technology offerings require some on-premise implementation and support. When we expand into new geographic territories, we prefer to find qualified personnel in an area to augment our current staff of consultants to service our business. The need for hands-on implementation and support may also require investment in additional physical offices and other overhead. We believe our approach is conservative.

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

IT Managed Network Services and Business Consulting

We provide IT managed services, cybersecurity, business continuity, disaster recovery, data back-up, network maintenance and service upgrades for our business clients. We are a Microsoft Solutions Provider. Our staff includes engineers who maintain certifications from Microsoft and Sage Software. They are Microsoft Certified Systems Engineers and Microsoft Certified Professionals, and they provide a host of services for our clients, including remote network monitoring, server implementation, support and assistance, operation and maintenance of large central systems, technical design of network infrastructure, technical troubleshooting for large scale problems, network and server security, and backup, archiving, and storage of data from servers. There are numerous competitors, both larger and smaller, nationally and locally, with whom we compete in this market.

Cybersecurity

We provide enterprise level security services to the mid-market.  Our cybersecurity-as-a-service offering includes a security operations center, incident response, cybersecurity assessments, and hacking simulations.  The service is particularly well-suited for customers in compliance-driven and regulated industries, including financial services, pension administration, insurance, and the land and title sector.

Application Hosting

Through our wholly owned subsidiary, Secure Cloud Services, Inc., we acquired the assets of Nellnube, Inc. to further market application hosting services throughout the country.

Product Development

We are continually looking to improve and develop new products. Our product initiatives include various new product offerings, which are either extensions of existing products or newly conceptualized product offerings. We are using a dual-shore development approach to keep product development costs at a minimum.  All our product development is led by U.S. based employees.  The project leaders are technical resources who are involved in developing technical specifications, design decisions, usability testing, and transferring the project knowledge to our offshore development team.  Several times per week, the product development leadership team meets with our project leaders and development teams to discuss project status, development obstacles, and project timelines.

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

We are required to enter into an annual Channel Partner Agreement with Sage Software whereby Sage Software appoints us as a non-exclusive partner to market, distribute, and support Sage 100cloud, Sage 500 ERP and Sage X3. The Channel Partner Agreement is for a one-year term, and automatically renews for an additional one-year term on the anniversary of the agreement’s effective date. These agreements authorize us to sell these software products to customers in the United States. There are no clauses in this agreement that limit or restrict the services that we can offer to customers. We also operate a Sage Software Authorized Training Center Agreement and also are party to a Master Developers Program License Agreement.

For the years ended December 31, 2019 and 2018, purchases from Sage Software were approximately 24% and 19%, respectively, of the Company’s total cost of revenue.  Generally, the Company does not rely on any one specific supplier for all its purchases and maintains relationships with other suppliers that could replace its existing supplier should the need arise.

Customers

We market our products primarily throughout North America.  For the years ended December 31, 2019 and 2018, our top ten (10) customers accounted for 10% ($3,903,702) and 14% ($5,219,755), respectively, of our total revenues. Generally, we do not rely on any one specific customer for any significant portion of our revenue base. No single customer accounted for ten percent or more of our consolidated revenues base.

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

Competition

Our markets are highly fragmented, and the business is characterized by a large number of participants, including several large companies, as well significant number of small, privately-held, local competitors. A significant portion of our revenue is currently derived from requests for proposals (“RFPs”) and price is often an important factor in awarding such agreements. Accordingly, our competitors may underbid us if they elect to price their services aggressively to procure such business. Our competitors may also develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to enhance our competitive position.  The principal competitive factors for our professional services include geographic presence, breadth of service offerings, technical skills, quality of service and industry reputation. We believe we compete favorably with our competitors on the basis of these factors.

Employees

As of March 25, 2020, we had approximately 157 full time employees with 47 of our employees engaged in sales and marketing activities, 75 employees are engaged in service fulfillment, and 35 employees performing administrative functions.

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

Prior to June 2004, we were engaged in the design, manufacture, and marketing of specialized telecommunication equipment. On June 2, 2004, our wholly-owned subsidiary, SWK Technologies, Inc. (“SWK”) completed its acquisition of SWK, Inc. Since the acquisition of SWK, Inc. we have focused on three (3) core business sectors, including acting as the following: (i) a managed service provider for computer networks, providing cybersecurity, 24/7 remote monitoring of networks, data backup, hosting,  and business continuity and disaster recovery services; and (ii) a value added reseller and master developer for Sage Software’s Sage 100cloud, Sage 500 ERP and Sage EM (formerly Sage ERP X3) enterprise resource planning (“ERP”) financial software. We also publish twenty (20) other assorted software solutions. We focus on the business application software and the information technology consulting market for small and medium-sized businesses (“SMB’s”), selling services and products to various end users, manufacturers, wholesalers and distributors located throughout the United States.

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

On January 1, 2019, SWK entered into an Asset Purchase Agreement with Partners in Technology, Inc., (PIT) an Illinois based reseller of Sage Software. In addition to the strategic geographic benefits of this acquisition, it has provided additional revenues from the approximately 170 additional customers.

On August 26, 2019 SWK entered into and closed that certain Asset Purchase Agreement (the “MAPADOC Asset Purchase Agreement”) by and among the Company, SPS Commerce, Inc., as buyer (“SPS”), and SWK as seller, pursuant to which SPS agreed to acquire from SWK substantially all of the assets related to the MAPADOC business.

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

As of December 31, 2019, and December 31, 2018, we had an accumulated deficit of $635,584 and $7,429,810, respectively. As of December 31, 2019, and December 31, 2018 we had stockholders’ equity of $8,894,660 and $4,334,160 respectively. We may incur net losses in the future. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell our products and services, control our costs, and effectively manage our growth. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

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

Management has concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria set forth in 2013 Internal Control—Integrated Framework issued by the COSO.

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

The ERP software, MSP and business consulting industries are highly competitive, and we believe that this competition will intensify. Many of our competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger client bases than we do. Our competitors could use these resources to market or develop products or services that are more effective or less costly than any or all of our products or services or that could render any or all of our products or services obsolete. Our competitors could also use their economic strength to influence the market to continue to buy their existing products.

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

We are dependent on Mark Meller, our Chief Executive Officer, and other key employees in our operating subsidiary SWK.  The loss of any of our key personnel could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues.

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

As a result, prevailing economic conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control, will affect our ability to make payments on our debt. If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, incurring additional debt, issuing equity or convertible securities,  reducing discretionary expenditures and selling certain assets (or combinations thereof). Our ability to execute such alternative financing plans will depend on the capital markets and our financial condition at such time. In addition, our ability to execute such alternative financing plans may be subject to certain restrictions under our existing indebtedness. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants compared to those associated with any debt that is being refinanced, which could further restrict our business operations. Our inability to generate sufficient cash flow to satisfy our debt obligations, or our inability to refinance our debt obligations on commercially reasonable terms or at all, would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operations and cash flows.

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

There is a risk associated with COVID-19

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was been declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

On March 1, 2017, the Company entered into a new operating lease agreement for its main office located at 120 Eagle Rock Avenue, East Hanover, NJ 07936. The main office premises consist of 5,129 square feet of office space at a monthly rent starting at $8,762 and escalating to $10,044 per month by the end of the term April 30, 2024. On September 11, 2017, the Company entered into an operating lease agreement for an additional 1,870 square feet of office space at 120 Eagle Rock Ave, East Hanover, NJ (suite 302) commencing October 1, 2017 with a monthly rent of $3,506 for a period of one year. This lease was extended for a period of one month at $4,675.

On October 24, 2017 the Company entered into a lease for $3,584 per month for one year beginning November 1, 2018 for the additional space at 120 Eagle Rock Ave (suite 302).  It was subsequently extended on February 1, 2020 for five years starting while extending the rental space to 3,516 square feet at $6,153 per month and escalating to $ 6,886 per month by the end of the term.

The Company leases office space in Syracuse, NY, at a monthly rent of $2,300.  The lease expired on May 31, 2018 and was subsequently extended for a three-year term commencing June 1, 2018 and ending May 31, 2021.

The Company leases 2,105 square feet of office space in Phoenix, AZ starting at $1,271 and escalating to $2,982 per month by the end of the term September 30, 2020.

The Company leased 3,422 square feet of office space in Greensboro, NC with a monthly rent of $4,182 a month. The lease expired February 28, 2017 and was extended after reducing the rental space to 2,267 square feet at a monthly rent of $2,765 per month. The extension expired February 28, 2020 and was renewed for a term of three years at a rate of $3,022 per month.

The Company leases 6,115 square feet of office space in Thorofare, NJ starting at $4,591 per month and escalating to $5,168 per month by the end of the term February 28, 2022.

The Company leases office space in Seattle, WA with a monthly rent of $2,066. The lease expires May 31, 2020.

The Company leases office space in Chicago, IL with a monthly rent of $582. The lease expires May 31, 2020.

The Company leases office space in Sisters, OR with a monthly rent of $720. The lease expired on November 30, 2019 and is being rented on a month to month basis.

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

The Stipulation and Order Regarding Notice to Stockholders was entered into by Plaintiff, the Company and the Company’s officers and directors on August 2, 2019 and resolved this matter.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

The Company has been listed and is traded on the NASDAQ Capital Market under the symbol “SSNT”.

(b) Holders of Common Equity

As of March 25, 2020, there were 858 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

(c) Dividend Information

On December 24, 2018, the Company announced the payment of a $0.05 special cash dividend per share of Common Stock. The dividend payments announced in December were paid out on January 14, 2019 for an aggregate amount of approximately $225,038, which was applied against additional paid in capital.

On December 24, 2019, the Company announced the payment of a $0.50 special cash dividend per share of Common Stock payable on January 14, 2020 for an aggregate amount of $2,250,636, which was applied against paid in capital.

The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

Unregistered Equity Securities

There were no unregistered sales of the Company’s equity securities during 2019 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Overview

SilverSun Technologies, Inc. is engaged in providing transformational business management applications and technologies and professional consulting services to small and medium size companies, primarily in the manufacturing, distribution and service industries.

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

Investing in the acquisition of other companies and proprietary business management solutions has been an important growth strategy for our Company, allowing us to rapidly expand into new geographic markets and create new and exciting profit centers.  To date, we have completed a series of strategic ventures that have served to fundamentally strengthen our Company’s operating platform and materially expand our footprint to nearly every U.S. state.  More specifically, over the past fifteen years, we have outright acquired, acquired select assets of or entered into revenue sharing agreements with Business Tech Solutions Group, Inc.; Wolen Katz Associates; AMP-BEST Consulting, Inc.; IncorTech; Micro-Point, Inc.; HighTower, Inc.; Point Solutions, LLC; SGEN, LLC., ESC, Inc., 2000 SOFT, Inc., Productive Tech Inc., The Macabe Associates, Oates & Co; Pinsight Technology, Inc.; Info Sys Management, Inc., Nellnube, Inc. and Partners in Technology Inc.

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

During 2019 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

In addition, the Company successfully completed the sale of its Mapadoc EDI in the third quarter, selling all Intellectual Property and consulting practices related to the product to SPS Commerce for $11.5 million cash on August 26, 2019. The Company, which had not previously been seeking to sell the division, decided to move forward with the transaction after evaluating the following variables:

●	The rate of growth of the ERP products with which Mapadoc integrates;
●	The rate of growth, year over year, of Mapadoc itself;
●	Technological threats;
●	The cost of developing new integrations, with other ERP solutions and funding new go-to-market strategies for these integrations once developed;
●	The valuation offered for the sale, and how that valuation compared to other consummated transactions for similarly situated business applications.

After evaluating these and other variables and engaging an investment bank to provide guidance on the valuation, the Company subsequently closed the transaction.  The Company now intends to use the proceeds of the transaction to further enhance its business and to maximize shareholder value.  The actions under consideration, which are illustrative and not exhaustive, include:

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

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock.  Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended or discontinued at any time. The Company expects to finance the program from existing cash resources.  As of March 25, 2020, no repurchases have been made.

On December 24, 2019, the Company announced the payment of a $0.50 special cash dividend per share of Common Stock payable on January 14, 2020 for an aggregate amount of $2,250,636.

Revenues

Revenues for the year ended December 31, 2019 increased $2,398,664 (6.64%) to $38,502,482 as compared to $36,103,818 for the year ended December 31, 2018.

Software sales increased by $1,554,860 to $6,876,682 in 2019 from $5,321,822 in 2018 for an overall increase of 29.22%.  This increase was primarily due to an increase in sales of cloud based  ERP.

Service revenue increased by $843,804 to $31,625,800 in 2019 from $30,781,996 in 2018 for an overall increase of 2.70%. The overall increases are primarily due to increase in services related to increase volume of sales of software.

Gross Profit

Gross profit for the year ended December 31, 2019 increased $823,604 (5.94%) to $14,678,454 as compared to $13,854,850 for the year ended December 31, 2018. The increase in overall gross profit for this period is largely attributable to the increase in revenues from software sales. For the year ended December 31, 2019, the overall gross profit percentage was 38.1% as compared to 38.4 % for the year ended December 31, 2018.

The gross profit attributed to software sales increased $696,774 to $2,697,090 for 2019 from $2,000,316 in 2018 which resulted in an increase in the gross profit percentage from 37.60% in 2018 to 39.2% for 2019. The mix of products being sold by the Company changes from time to time which causes the overall gross margin percentage to vary.

The gross profit attributed to services increased $126,830 to $11,981,364 for 2019 from $11,854,534 due to increased software sales. The gross profit percentage attributed to services decreased to 37.90% in 2019 from 38.50% in 2018.  This is due to a slight decrease in the gross profit of some of the recent acquisitions.

Operating Expenses

Selling and marketing expenses increased $526,441 (8.34%) to $6,838,745 for the year ended December 31, 2019 compared to $6,312,304 for the year ended December 31, 2018. This is due to increased sales personnel expense as well as an increase in both outside sales expense and professional development.

General and administrative expenses increased $792,048 (9.90%) to $8,772,965 for the year ended December 31, 2019 as compared to $7,980,917 for the year ended December 31, 2018. This is primarily as a result of increases in payroll and related expenses associated with the addition of management personnel, reclassification of employees to general and administrative from other departments, as well as an increase in bad debt expense.  In addition, the Company incurred extraordinary one-time legal expenses of approximately $115,000 associated with the cost of defense of the previously announced and settled shareholder derivative suit.

Depreciation and amortization expense for the year ended December 31, 2019 was $720,035 as compared to $649,427 for the year ended December 31, 2018. This increase is primarily due to the amortization of the 2019 acquisition and the internally developed software what was placed into service during 2019 and well as the addition of three capital leases.

Impairment for intangible asset expense for the year ended December 31, 2019 was $ 236,860 as compared to $0 for the year ended December 31, 2018.  The increase is due to the write off of software that will no longer be marketed.

Income Taxes

For the year ended December 31, 2019, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) and 50% of general meal and 100% of general entertainment expense which are not tax deductible. The total benefit for the year ended December 31, 2019 was $444,006.

For the year ended December 31, 2018, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to change in federal statutory rate described above and Incentive Stock Options (ISO) and 50% of general meal and 100% of general entertainment expense which are not tax deductible. The total benefit for the year ended December 31, 2018 was $281,212.

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

In addition to developing new products, obtaining new customers and increasing sales to existing customers, management plans to increase its business and profitability by entering into collaboration agreements, buying assets, and acquiring companies in the business software and information technology consulting and other markets with solid revenue streams and established customer bases that generate positive cash flow.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At December 31, 2019 and December 31, 2018, the outstanding balance was $0 and $30,521, respectively.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. At December 31, 2019 and December 31, 2018, the outstanding balance on the PTI Note was $73,899 and $198,106, respectively.

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). At December 31, 2019 and December 31, 2018 the outstanding balance on the ISM Note was $710,420 and $904,436 respectively.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the Nellnube Note (the “Fixed Conversion Price”). At December 31, 2019 and December 31, 2018 the outstanding balance on the Nellnube Note was $284,168 and $361,774 respectively.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,984. At December 31, 2019 the outstanding balance was $121,968.

During the year ended December 31, 2019, the Company had a net increase in cash of $6,757,544. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities of continuing operations

The Company used $903,307 in cash from continuing operating activities for the year ended December 31, 2019 as compared to using $267,486 of cash for continuing operating activities for the year ended December 31, 2018. This increase is primarily due the increase in accounts receivable and the decrease in income tax payable.

Cash provided by investing activities of continuing operations

Investing activities for the year ended December 31, 2019 provided cash of $8,152,790 as compared to using $697,822 of cash for the year ended December 31, 2018. This increase is due to the sale of Mapadoc EDI.

Cash used in financing activities of continuing operations

Financing activities for the year ended December 31, 2019 used cash of $870,170 as compared to using cash of $565,507 for the year ended December 31, 2018. This increase in cash used in financing activities is mostly attributed to the payment of a cash dividend in January 2019 as well as additional loan payments for 2018 and 2019 acquisitions.

Cash flows from discontinued operations

Operating activities for discontinued operations for the year ended December 31, 2019 provided cash of $505,910 as compared to $1,562,048 for the same period in 2018.  This is due to the fact that Mapadoc EDI was sold in August 2019, providing eight months of operating activities in 2019 as compared to the twelve months in 2018.

Investing activities of discontinued operations for the year ended December 31, 2019 used cash of $127,679 as compared to $365,723 for the same period in 2018. This was due to less software being put into production in 2019.

The Company believes that as a result of funds available from the sale of its Mapadoc division, it has adequate liquidity to fund its operating plans for at least the next twelve months from the date of issuance of these financial statements.

There was no significant impact on the Company’s operations because of inflation for the year ended December 31, 2019.

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

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2016 to 2019 remain open to examination for both the U.S. federal and state jurisdictions.

Off Balance Sheet Arrangements

During fiscal 2019, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-26 which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2019.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure and Control Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•           Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2019.

Pursuant to the rules of the SEC, the Company’s management’s report on internal control over financial reporting is furnished with this Annual Report on Form 10-K and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference in any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company's internal control over financial reporting. The Company’s management’s report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only the Company’s management’s report on internal control over financial reporting in this Annual Report on Form 10-K.

(c) Changes to Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2019, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 25, 2020:

Name	Age	Position	Officer and/or Director Since

Mark Meller	60	Chairman, President, Chief Executive Officer and Director	2003

Christine Dye	47	Chief Financial Officer	2019

Stanley Wunderlich	68	Director	2011

Joseph Macaluso	68	Director	2015

John Schachtel	58	Director	2017

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

Board Committees

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  Currently, the Audit Committee consists of Mr. Joseph Macaluso, Mr. Stanley Wunderlich and Mr. John Schachtel. Mr. Macaluso, Chairman of the Audit Committee, may be deemed a financial expert as defined in Item 407(d)(5) of Regulation S-K.

The Audit Committee operates pursuant to a written charter (the “Audit Committee Charter”), a current copy of which is publicly available on the investor relations portion of the Company’s website at www.silversuntech.com.

Currently, the Compensation Committee consists of Mr. Joseph Macaluso, Mr. Stanley Wunderlich and Mr. John Schachtel. Mr. Schachtel serves as Chairman.  The Compensation Committee operates pursuant to a written charter, a current copy of which is publicly available on the investor relations portion of our website.

Currently, the Nominating and Corporate Governance Committee consists of Mr. Joseph Macaluso, Mr. Stanley Wunderlich and Mr. John Schachtel. Mr. Wunderlich serves as Chairman.  The Nominating and Corporate Governance Committee operates pursuant to a written charter, a current copy of which is publicly available on the investor relations portion of our website.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2019, including those reports that we have filed on behalf of our directors and Section 16 officers, no director, Section 16 officer, beneficial owner of more than 10% of the outstanding common stock, or any other person subject to Section 16 of the Exchange Act, failed to file with the SEC on a timely basis during the fiscal year ended December 31, 2019.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2019 and 2018.

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Mark Meller	2019	$777,986	$-	$-	$-	$-	$-	$-	$777,986
President, Chief Executive Officer, and Director	2018	$704,685	$-	$-	$-	$-	$-	$-	$704,685

Christine Dye,	2019	$213,692	$53,000	$-	$-	$-	$-	$-	$266,692
Chief Financial Officer	2018	$-	$-	$-	$-	$-	$-	$-	$-

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

Outstanding Equity Awards at Fiscal Year-End 2019

The Company had no outstanding equity awards to the executives named above at the end of the most recent completed fiscal year.

Director Compensation

The following Director Compensation Table sets forth the compensation of our directors for the fiscal year ending on December 31, 2019.

Director Compensation for Fiscal 2019

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley Wunderlich	12,000	-	-	-	-	20,000	32,000

Joseph Macaluso	18,000	-	-	-	-	20,000	38,000

John Schachtel	18,000	-	-	-	-	20,000	38,000

We pay only our independent directors for their service on our board of directors. Mr. Wunderlich is paid $1,000 per month, payable quarterly for his service as a member of the board and as Chairman of the Nominating and Governance Committee. Mr. Macaluso is paid $1,500 per month, payable quarterly for his service as a member of the board and as Chairman of the Audit Committee. Mr. Schachtel is paid $1,500 per month, payable quarterly for his service as a member of the board and as Chairman of the Compensation Committee.  In 2019, the directors were each paid a bonus of $20,000 as a result of the Mapadoc sale.

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

On January 29, 2015, we entered into a director agreement (“Macaluso Director Agreement”) with Joseph Macaluso, pursuant to which Mr. Macaluso was appointed to the Board effective January 29, 2015 (the “Effective Date”). The Macaluso Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Macaluso is re-elected to the Board. Under the Macaluso Director Agreement, Mr. Macaluso is to be paid a stipend of one thousand five hundred dollars ($1,500) (the “Stipend”) per month, payable quarterly. Additionally, Mr. Macaluso shall receive warrants (the “Warrants”) to purchase such number of shares of the Company’s Common Stock, as shall equal (the “Formula”) (A) $20,000 divided by (B) the closing price of the Common Stock on the date of grant of the Warrant.  The exercise price of the Warrant shall be the closing price on the date of the grant of such Warrant (the “Grant Date”) plus $0.01. The Warrant shall be fully vested upon receipt thereof (the “Vesting Date”).

On March 27, 2017, we entered into a director agreement (“Schachtel Director Agreement”) with John Schachtel, pursuant to which Mr. Schachtel was appointed to the Board effective March 27, 2017 (the “Effective Date”). The Schachtel Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Schachtel is re-elected to the Board. Under the Schachtel Director Agreement, Mr. Schachtel is to be paid a stipend of one thousand five hundred dollars ($1,500) (the “Stipend”) per month, payable quarterly. Additionally, Mr. Schachtel shall receive warrants (the “Warrants”) to purchase such number of shares of the Company’s Common Stock, as shall equal (the “Formula”) (A) $20,000 divided by (B) the closing price of the Common Stock on the date of grant of the Warrant.  The exercise price of the Warrant shall be the closing price on the date of the grant of such Warrant (the “Grant Date”) plus $0.01. The Warrant shall be fully vested upon receipt thereof (the “Vesting Date”).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 25, 2020 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 25, 2020. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 25, 2020 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o SilverSun Technologies, Inc. at 120 Eagle Rock Ave, Suite 330, East Hanover, NJ 07936.

	Number of Shares of Common Stock Beneficially Owned	Percentage of Ownership of Common Stock (1)

Officers and Directors
Mark Meller Chief Executive Officer, President and Chairman	2,006,534	44.58%

Christine Dye (3)
Chief Financial Officer	-	-

Joseph Macaluso Director	-	*

Stanley Wunderlich Director	5,450	*

John Schachtel
Director	11,031	*

Officers and Directors as a Group	2,023,015	44.94%

5% Beneficial Shareholders
Jeffrey Roth (2)	581,384	12.92%

Poplar Point Capital Management LLC (4)	293,814	6.53%

Bard Associates (5)	285,655	6.30%

*         denotes less than 1%

(1)

Based on 4,501,271 shares of Common Stock outstanding as of March 25, 2020. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Mr. Roth is a former employee of SWK Technologies, Inc, a wholly-owned subsidiary of SilverSun Technologies, Inc.
(3)	Ms. Dye became Chief Financial Officer effective February 11, 2019.
(4)	All information about Poplar Point Capital Management, LLC, and related parties, is based on a Schedule 13G filed with the SEC on January 14, 2020.
(5)	All information about Bard Associates, Inc. is based on a Schedule 13G filed with the SEC on February 7, 2020.

Securities Authorized For Issuance Under Equity Compensation Plans

There are 26,280 outstanding options to purchase our securities.

The following table sets forth information as of December 31, 2019 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

	All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	675,000
Equity compensation plans not approved by security holders.	26,280	$3.71	-
Total	26,280	$3.71	-

2004 Stock Incentive Plan

The Company adopted the 2004 Stock Incentive as the amended Plan (the “2004 Plan”) in order to attract and retain qualified employees, directors, independent contractors or agents of the Company.  The 2004 Plan terminated on September 29, 2014; options granted before that date were not affected by plan termination. At December 31, 2019 and 2018, 26,280 and 56,280 options remained outstanding under the 2004 Plan, respectively.

2019 Equity and Incentive Plan

The Company adopted the 2019 Equity and Incentive Plan (the “2019 Plan”) to order provide long-term incentives for employees and non-employees to contribute to the growth of the Company and attain specific performance goals. The 675,000 shares available under the 2019 Plan represent approximately 15% of the Company’s 4,501,201 currently outstanding shares (the “Share Reserve”). The Share Reserve will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 180,030 shares (which is the equivalent of 4.0% of the 4,500,755 shares of common stock outstanding as of September 30, 2019).  As of March 25, 2020, no securities were issued.

Item 13. Certain Relationships and Related Transactions.

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

As of December 31, 2019, the Board determined that Mr. Wunderlich, Mr. Macaluso, and Mr. Schachtel were independent.

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

Services	2019	2018
Audit Fees	$95,000	$90,000

Audit - Related Fees	-	-

Tax fees	$30,000	30,000

All Other Fees (a)	-	-

Total	$125,000	$120,000

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

2.1

Asset Purchase Agreement, dated March 11, 2015, by and among SWK Technologies, Inc., 2000Soft, Inc. d/b/a Accounting Technology Resources and Karen Espinoza McGarrigle (incorporated by reference to Exhibit 2.1 on the Company’s current report on Form 8-K filed with the SEC on March 17, 2015).

2.2

Form of Asset Purchase Agreement, dated July 6, 2015, by and among SWK Technologies, Inc., ProductiveTech, Inc. a New Jersey corporation John McPoyle and Kevin Snyder (incorporated herein by reference to Exhibit 2.1 on Form 8-K, filed with the SEC on July 10, 2015).

2.2

Form of Asset Purchase Agreement, dated May 18, 2018, by and among SWK Technologies, Inc., InfoSys Management, Inc. and three individuals (incorporated herein by reference to Exhibit 2.1 on the Company’s Form 8-K, filed with the SEC on May 24, 2018).

2.3

Form of Asset Purchase Agreement, dated May 18, 2018, by and among Secure Cloud Services, Inc., SilverSun Technologies, Inc., Nellnube, Inc. and Info Sys Management, Inc. (incorporated herein by reference to Exhibit 2.2 on the Company’s Form 8-K, filed with the SEC on May 24, 2018).

2.4	Asset Purchase Agreement, dated August 26, 2019, by and among SilverSun Technologies, Inc. SWK Technologies, Inc., and SPS Commerce, Inc. (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed with the SEC on August 27, 2019).
3.1

Second Amended Certificate of incorporation of SilverSun Technologies, Inc., filed September 5, 2003 (incorporated herein by reference to Exhibit 3.1 of the registration statement on Form SB-2, filed with the SEC on November 25, 2003).

3.2	By-laws of iVoice, Inc., a New Jersey corporation (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 10-QSB for the period ended March 31, 2003).
3.3

Fourth Amended and Restated Certificate of incorporation of SilverSun Technologies, Inc., (incorporated herein by reference to Exhibit 3.1 on Form 8-K, dated June 27, 2011, filed with the SEC on June 30, 2011).

3.4	Amendment to the Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 on Form 8-K, dated June 27, 2011, filed with the SEC on June 30, 2011).
3.5	Certificate of Elimination of Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 on Form 8-K, dated September 13, 2019).
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

4.4	SilverSun Technologies, Inc. 7.5% Secured Convertible Debenture, for a value of $600,000, due December 30, 2007 to YA Global (f/k/a/ Cornell Capital Partners, LP).
4.5	SilverSun Technologies, Inc. 7.5% Secured Convertible Debenture, for a value of $1,159,047, due December 30, 2007 to YA Global (f/k/a/ Cornell Capital Partners, LP).
4.6	Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 on Form 8-K, dated May 4, 2011, filed with the SEC on May 12, 2011).
4.7	Certificate of Designation of Series B Preferred Stock (incorporated herein by reference to Exhibit 4.1 on Form 8-K, dated September 23, 2011, filed with the SEC on September 27, 2011).
10.1

Employment Agreement, dated January 1, 2003, between iVoice Acquisition 1, Inc. and Jerome Mahoney (incorporated herein by reference to Exhibit 10.8 of the Registration Statement on Form SB-2 filed on November 25, 2003).

10.2

Employment Agreement, dated September 15, 2003, between SilverSun Technologies, Inc. and Mark Meller (incorporated herein by reference to Exhibit 10.9 of the Registration Statement on Form SB-2 filed on November 25, 2003).

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
10.12

Securities Purchase Agreement dated May 6, 2009 by and among SilverSun Technologies, SWK Technologies, Inc., Jeffrey D. Roth and Jerome R. Mahoney (incorporated herein by reference to Exhibit 10.1 on Form 10-K, dated May 9, 2009, filed with the SEC on May 26, 2009).

10.13

Termination Settlement Agreement dated May 6, 2009 by and among SilverSun Technologies, SWK Technologies, Inc., Jeffrey D. Roth and Jerome R. Mahoney (incorporated herein by reference to Exhibit 10.2 on Form 10-K, dated May 9, 2009, filed with the SEC on May 26, 2009).

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

10.22

Form of Promissory Note, dated July 6, 2015, issued in favor of ProductiveTech, Inc., a New Jersey corporation (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed with the SEC on July 10, 2015)

10.23

Amended and Restated Employment Agreement, dated February 4, 2016, between Mark Meller and Silversun Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed with the SEC on February 5, 2016).

10.24

Form of $1,000,000 Convertible Promissory Note, dated May 18, 2018, issued in favor of Info Sys Management, Inc. (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed with the SEC on May 24, 2018).

10.25

Form of $400,000 Convertible Promissory Note, May 18, 2018, issued in favor of Info Sys Management, Inc. (incorporated herein by reference to Exhibit 10.2 on Form 8-K, filed with the SEC on May 24, 2018).

10.26

Form of Employment Agreement, dated May 18, 2018 by and between SWK Technologies, Inc. and Brian James O’Reilly (incorporated herein by reference to Exhibit 10.3 on Form 8-K, filed with the SEC on May 24, 2018).

10.27	Form of Escrow Agreement, dated August 26, 2019, by and among SWK Technologies, Inc., SPS Commerce, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 on Form 8-K, filed with the SEC on August 27, 2019).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003).

21.1 *	List of Subsidiaries
31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSUN TECHNOLOGIES, INC.

Date: March 26, 2020	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Date: March 26, 2020	By:	/s/ Christine Dye
Christine Dye
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark Meller	Principal Executive Officer	March 26, 2020
Mark Meller

/s/ Stanley Wunderlich	Director	March 26, 2020
Stanley Wunderlich

/s/ Joseph Macaluso	Director	March 26, 2020
Joseph Macaluso

/s/ John Schachtel	Director	March 26, 2020
John Schachtel

/s/ Christine Dye	Principal Financial Officer	March 26, 2020
Christine Dye

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SilverSun Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SilverSun Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Marlton, New Jersey
March 26, 2020

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2019	2018
ASSETS
Current assets:
Cash	$8,658,401	$1,900,857
Escrow accounts receivable	1,150,000	-
Accounts receivable, net of allowance of $375,000	2,529,545	1,900,336
Unbilled services	183,484	166,593
Prepaid expenses and other current assets	455,434	433,727
Current assets held for sale	-	484,242

Total current assets	12,976,864	4,885,755

Property and equipment, net	712,627	688,122
Operating lease right-of-use assets	698,840	-
Intangible assets, net	2,607,301	2,916,367
Goodwill	891,000	885,000
Deferred tax assets	874,482	1,292,055
Deposits and other assets	192,158	39,791
Other assets held for sale	-	1,037,295

Total assets	$18,953,272	$11,744,385

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,210,618	$2,028,218
Accrued expenses	1,189,746	1,422,555
Accrued dividend	2,250,636	225,038
Accrued interest	15,378	14,628
Income taxes payable	152,355	20,000
Contingent consideration – current portion	-	22,548
Long term debt – current portion	131,795	154,727
Long term convertible debt – current portion	277,106	271,623
Finance lease obligations – current portion	162,625	87,355
Operating lease liabilities – current portion	262,020	-
Deferred revenue	2,006,983	1,386,618
Current liabilities held for sale	-	599,916

Total current liabilities	8,659,262	6,233,226

Long term debt net of current portion	64,072	73,900
Long term convertible debt net of current portion	717,482	994,587
Finance lease obligations net of current portion	180,976	108,512
Operating lease liabilities net of current portion	436,820	-

Total liabilities	10,058,612	7,410,225

Commitments and Contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value; cancelled none and 1 share issued and outstanding as of December 31, 2019 and 2018 respectively	-	1
Common stock, $0.00001 par value; authorized 75,000,000 shares 4,501,271 and 4,500,755 issued and outstanding as of December 31, 2019 and 2018, respectively	46	46
Additional paid-in capital	9,530,198	11,763,923
Accumulated deficit	(635,584)	(7,429,810)

Total stockholders’ equity	8,894,660	4,334,160

Total liabilities and stockholders’ equity	$18,953,272	$11,744,385

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2019	December 31, 2018

Revenues:
Software product, net	$6,876,682	$5,321,822
Service, net	31,625,800	30,781,996
Total revenues, net	38,502,482	36,103,818

Cost of revenues:
Product	4,179,592	3,321,506
Service	19,644,436	18,927,462
Total cost of revenues	23,824,028	22,248,968

Gross profit	14,678,454	13,854,850

Operating expenses:
Selling and marketing expenses	6,838,745	6,312,304
General and administrative expenses	8,772,965	7,980,917
Share-based compensation expenses	16,910	73,305
Impairment of intangible assets	236,860	-
Depreciation and amortization expenses	720,035	649,427
Total selling, general and administrative expenses	16,585,515	15,015,953

Loss from continuing operations	(1,907,061)	(1,161,103)

Other (expense) income:
Other income	24,005	-
Interest expense, net	(39,814)	(41,682)
Total other (expense) income	(15,809)	(41,682)

Loss from continuing operations before taxes	(1,922,870)	(1,202,785)

Benefit (Provision) for income tax	455,006	281,212
		-
Loss from continuing operations	(1,467,864)	(921,573)

Discontinued operations
Income from discontinued operations	988,525	1,573,863
Gain on sale of discontinued operations	10,307,155	-
Provision for income taxes	(3,033,590)	(389,858)
Income from discontinued operations	8,262,090	1,184,005

Net income	$6,794,226	$262,432

Basic earnings (loss) per share applicable to common shareholders:
Continuing operations	(0.33)	(0.20)
Discontinued operations	1.84	0.26
Net income	1.51	0.06

Diluted earnings (loss) per share applicable to common shareholders:
Continuing operations	(0.33)	(0.20)
Discontinued operations	1.84	0.26
Net income	1.51	0.06

Weighted average shares outstanding:
Basic	4,500,827	4,499,559
Diluted	4,500,827	4,499,559

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2018	-	$-	1	$1	4,489,903	$46	$11,919,316	$(7,692,242)	$4,227,121

Issuance of common stock for services	-	-	-	-	11,852	-	45,306	-	45,306

Cash dividend	-	-	-	-	-	-	(225,038)	-	(225,038)
Cancelled Stock	-	-	-	-	(1,000)	-	(3,661)	-	(3,661)
Share-based compensation	-	-	-	-	-	-	28,000	-	28,000
Net loss	-	-	-	-	-	-	-	262,432	262,432
Balance at December 31, 2018	-	$-	1	$1	4,500,755	$46	$11,763,923	$(7,429,810)	$4,334,160
Cancellation of Series B stock	-	-	(1)	(1)	-	-	1	-	-
Exercised stock warrants	-	-	-	-	516	-	-	-	-
Cash dividend declared	-	-	-	-	-	-	(2,250,636)	-	(2,250,636)
Share-based compensation	-	-	-	-	-	-	16,910	-	16,910
Net income	-	-	-	-	-	-	-	6,794,226	6,794,226

Balance at December 31, 2019	-	$-	-	$-	4,501,271	$46	$9,530,198	$(635,584)	$8,894,660

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2019	2018
Cash flows from operating activities:
Net income	$6,794,226	$262,432
Net income from discontinued operations	8,262,090	1,184,005
Net loss from continuing operations	(1,467,864)	(921,573)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred income taxes	(455,006)	(281,212)
Depreciation and amortization	338,103	326,285
Amortization of intangibles	381,933	322,126
Amortization of right of use assets	212,164	-
Bad debt expense	139,270	96,024
Share-based compensation	16,910	28,000
Impairment of intangible asset	236,860	-
Common stock for services	-	45,307

Changes in assets and liabilities:
Accounts receivable	(605,611)	61,748
Unbilled services	(16,888)	170,894
Prepaid expenses and other current assets	(21,707)	(76,859)
Deposits and other assets	(152,368)	3,757
Accounts payable	182,400	(66,078)
Accrued expenses	(232,808)	468,410
Income tax payable	132,350	(77,097)
Accrued interest	750	750
Deferred revenues	620,365	(367,968)
Operating lease obligations	(212,160)	-
Net cash used in operating activities of continuing operations	(903,307)	(267,486)

Cash flows from investing activities:
Purchase of property and equipment	(70,672)	(146,001)
Acquisition of business	(60,000)	(300,000)
Proceeds from sale of EDI practice, net of fees and taxes	8,365,192	-
Software development costs	(81,730)	(251,821)
Net cash provided by (used in) investing activities of continuing operations	8,152,790	(697,822)

Cash flows from financing activities:
Payment of cash dividend	(225,038)	-
Payment of contingent consideration	(22,548)	(83,087)
Payment for repurchase of common stock	-	(3,661)
Payment of long term debt	(206,760)	(213,307)
Payment of long term convertible debt	(271,622)	(133,690)
Payment of capital lease obligations	(144,202)	(131,762)
Net cash used in financing activities of continuing operations	(870,170)	(565,507)

Cash flows from discontinued operations
Operating activities of discontinued operations	505,910	1,562,048
Investing activities of discontinued operations	(127,679)	(365,723)
Net cash provided by discontinued operations	378,231	1,196,325

Net increase (decrease) in cash	6,757,544	(334,490)
Cash, beginning of year	1,900,857	2,235,347

Cash, end of year	$8,658,401	$1,900,857

Supplemental Schedule of Cash Flow Information:
During the year, cash was paid for the following:
Income taxes	$1,907,382	$217,210
Interest	$39,814	$43,337

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended December 31, 2019:

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

On August 26, 2019 the Company sold the EDI practice and $1,150,000 of the proceeds were put in an escrow receivable account (see Note 14).  There was also an adjustment to the Working Capital and an additional $162,868 was added to the gain on the sale of Mapadoc.

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock.  Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended or discontinued at any time. The Company expects to finance the program from existing cash resources.  As of December 31, 2019, no repurchases have been made.

On December 24, 2019, the Company announced the payment of a $0.50 special cash dividend per share of Common Stock payable on January 14, 2020 for an aggregate amount of $2,250,636, which was applied against paid in capital.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 1 – DESCRIPTION OF BUSINESS

“SilverSun Technologies, Inc. (“SilverSun”) through our wholly owned subsidiaries SWK Technologies, Inc. (“SWK”), Secure Cloud Services, Inc. (“SCS”) and Critical Cyber Defense Corp. (“CCD”) together with SWK, SCS and SilverSun, the “Company” is a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the “Cloud”. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Human Capital Management (“HCM”)Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, cybersecurity, application hosting, disaster recovery business continuity, cloud and other services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Arizona, Southern California, North Carolina, Washington, Oregon and Illinois.”

On August 26, 2019 SWK entered into and closed that certain Asset Purchase Agreement (the “MAPADOC Asset Purchase Agreement”) by and among the Company, SPS Commerce, Inc., as buyer (“SPS”), and SWK as seller, pursuant to which SPS agreed to acquire from SWK substantially all of the assets related to the MAPADOC business (See footnote 14).

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

Use of Estimates and Classifications

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Certain amounts previously reported may have been reclassified to conform to the current year financial statement presentation. Such reclassifications did not affect net income or stockholders’ equity.

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the years ended December 31, 2019 and 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Definite Lived Intangible Assets and Long-lived Assets

Purchased intangible assets are recorded at fair value using an independent valuation at the date of acquisition and are amortized over the useful lives of the asset using the straight-line amortization method.

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. A triggering event occurred with the sale of Mapadoc EDI and an analysis was prepared by management. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. Impairment losses of $ 236,860 and $0, were identified and recorded for the year ended December 31, 2019 and 2018 respectively.

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

	For the Year Ended December 31
	2019	2018
Professional Consulting	$12,055,878	$12,486,995
Maintenance Revenue	7,722,181	8,330,125
Ancillary Service Revenue	11,847,741	9,964,876

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of December 31, 2019, there was $145,977 in deferred maintenance, $159,165 in deferred support services, and $1,701,841 in deposits for future consulting services. As of December 31, 2018, there was $198,727 in deferred maintenance, $95,550 in deferred support services, and $1,092,341 in deposits for future consulting services.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commissions

Sales commissions relating to service revenues are considered incremental and recoverable costs of obtaining a project with our customer. These commissions are calculated based on estimated revenue to be generated over the life of the project.  These costs are deferred and expensed as the service revenue is earned.  Commission expense is included in selling and marketing expenses in the accompanying consolidated statements of operations.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At December 31, 2019, the Company had cash on deposit of approximately $8,016,900 in excess of the federally insured limits of $250,000.

As of December 31, 2019, one customer represented 14% of the total accounts receivable and unbilled services. As of December 31, 2018, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the years ended December 31, 2019 and 2018, the top ten customers accounted for 10% ($3,903,702) and 14% ($5,219,755), respectively, of total revenues. The Company does not rely on any one specific customer for any significant portion of its revenue base.

For both the years ended December 31, 2019 and 2018, purchases from one supplier through a “channel partner” agreement were approximately 19% and 24% respectively. This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

For the years ended December 31, 2019 and 2018, one supplier represented approximately 15% and 40% of total accounts payable, respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash and cash equivalents.  As of December 31, 2019, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2016 to 2019 remain open to examination for both the U.S. federal and state jurisdictions.

There were no liabilities for uncertain tax positions at December 31, 2019 and 2018.

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

DECEMBER 31, 2019 AND 2018

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

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments -Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements.  The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This update is intended to provide financial statement users with more decision-useful information about the expected credit losses. We have evaluated the requirements of this standard on our financial assets and have concluded that the adoption of this ASU, beginning January 1, 2020, will not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying  and amending existing guidance.  We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 3 – NET (LOSS) INCOME PER COMMON SHARE

The Company’s basic loss per common share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. As of December 31, 2019 and 2018, the average market prices for the years ended are less than the exercise price of all the outstanding stock options and warrants, therefore, the inclusion of the stock options and warrants would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible promissory notes have also been excluded from the Company’s computation of loss per common share for continuing operations for the years periods ended December 31, 2019 and 2018.  Therefore, basic and diluted loss per common share for continuing operations for the year ended December 31, 2019 and 2018 are the same.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Basic net income (loss) from continuing operations per share computation:
Net income (loss) from continuing operations	$(1,467,864)	$(921,573)
Weighted-average common shares outstanding	4,500,827	4,499,559
Basic net income (loss) per share	$(0.33)	$(0.20)
Diluted net income (loss) from continuing operations per share computation:
Net loss per above	$(1,467,864)	$(921,573)
Net loss	$(1,467,864)	$(921,573)
Weighted-average common shares outstanding	4,500,827	4,499,559
Total adjusted weighted-average shares	4,500,827	4,499,559
Diluted net loss per share	$(0.33)	$(0.20)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Stock options	26,280	56,280
Warrants	191,543	208,241
Convertible promissory notes	247,041	183,535

Total potential dilutive securities not included in loss per share	464,864	448,056

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2019	December 31, 2018
Leasehold improvements	$98,831	$98,831
Equipment, furniture and fixtures	2,842,340	2,479,732
	2,941,171	2,578,563
Less: Accumulated depreciation and amortization	(2,228,544)	(1,890,441)

Property and equipment, net	$712,627	$688,122

Depreciation and amortization expense related to these assets for the years ended December 31, 2019 and 2018 was $338,103 and $326,285.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 4 – PROPERTY AND EQUIPMENT (Continued)

Property and equipment under finance leases are summarized as follows:

	December 31, 2019	December 31, 2018
Equipment, furniture and fixtures	708,272	436,084
Less: Accumulated amortization	(248,497)	(103,061)

Property and equipment, net	$459,775	$333,023

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	December 31, 2019	December 31, 2018	Estimated Useful Lives
Proprietary developed software	$390,082	$545,216	5 – 7
Intellectual property, customer list, and acquired contracts	4,430,014	4,202,014	5 – 15
Total intangible assets	$4,820,096	$4,747,230
Less: accumulated amortization	(2,212,795)	(1,830,863)
	$2,607,301	$2,916,367

Amortization expense related to the above intangible assets was $381,933 and $322,126, respectively, the years ended December 31, 2019 and 2018. Impairment on intangible assets was $236,860 and $0 for the year ended December 31, 2019 and 2018, respectively.

The Company expects future amortization expense to be the following:

Amortization

2020	365,045
2021	328,495
2022	261,793
2023	198,680
2024	198,680
thereafter	1,254,608
Total	$2,607,301

NOTE 6 – LINE OF CREDIT, CONVERTIBLE DEBT AND LONG TERM DEBT, RELATED PARTY

On September 11, 2018, SWK entered into a Revolving Demand Note (the “JPM Revolving Demand Note”) by and between SWK and JPMorgan Chase Bank (“JPM Lender”), a commercial lender. The JPM Lender had agreed to loan SWK up to a principal amount of two million dollars. The interest rate on the JPM Revolving Demand Note was to be a variable rate, equal to the “Adjusted LIBOR Rate”, plus two and one quarter percent (2.25%) per annum.  The JPM Revolving Demand Note was secured by all of SWK’s assets pursuant to a Security Agreement. The line was also collateralized by substantially all of the assets of the Company. On August 26, 2019, all amounts owed to JPM Lender under the JPM Revolving Demand Note were paid and the JPM Revolving Demand Note terminated and is of no further force or effect.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 6 – LINE OF CREDIT, CONVERTIBLE DEBT AND LONG TERM DEBT, RELATED PARTY (Continued)

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matures on April 1, 2019. Monthly payments are $6,135 including interest at 2% per year. At December 31, 2019 and December 31, 2018, the outstanding balance was $0 and $30,521, respectively.

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (PTI) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. At December 31, 2019 and December 31, 2018, the outstanding balance on the PTI Note was $73,899 and $198,106, respectively.

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). At December 31, 2019 and December 31, 2018 the outstanding balance on the ISM Note was $710,420 and $904,436 respectively.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the Nellnube Note (the “Fixed Conversion Price”). At December 31, 2019 and December 31, 2018 the outstanding balance on the Nellnube Note was $284,168 and $361,774 respectively.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,984. At December 31, 2019 the outstanding balance was $121,968.

At December 31, 2019, future payments of promissory notes are as follows over each of the next five fiscal years:

2020	$408,901
2021	341,795
2022	293,381
2023	146,378
Total	$1,190,455

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 7 – FINANCE AND CAPITAL LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with the following:

December 31, 2019
Weighted average remaining lease term	2.33
Weighted average interest rate	5.53%

At December 31, 2019, future payments under finance leases are as follows:

2020	$175,932
2021	125,589
2022	57,585
2023	6,640
Total minimum lease payments	365,746
Less amounts representing interest	(22,145)
Present value of net minimum lease payments	343,601
Less current portion	(162,625)
Long-term capital lease obligation	$180,976

The Company included capital lease obligations as of December 31, 2018 under the finance lease obligations caption in the consolidated balance sheet.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 8 – OPERATING LEASE LIABILITY

The Company leases office space in eleven different locations with monthly payments ranging from $605 to $12,774 which expire at various dates through April 2024.

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

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2019 are as follows:

December 31, 2019
Weighted average remaining lease term	3.42
Weighted average discount rate	4.77%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2019:

2020	285,289
2021	221,018
2022	133,568
2023	119,677
2024	40,177
Total undiscounted future minimum lease payments	799,729
Less: Difference between undiscounted lease payments and discounted lease liabilities	(100,889)
Total operating lease liabilities	$698,840
Less current portion	(262,020)
Long-term operating lease liabilities	$436,820

Total rent expense under operating leases for the year ended December 31, 2019 was $417,467 as compared to $417,205 for the year ended December 31, 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 9 – EQUITY

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

All shares issued were fully vested.

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

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock.  Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended or discontinued at any time. The Company expects to finance the program from existing cash resources.  As of December 31, 2019, no repurchases have been made.

On December 24, 2019, the Company announced the payment of a $0.50 special cash dividend per share of Common Stock payable on January 14, 2020 for an aggregate amount of $2,250,636, which was applied against paid in capital.

Options

Total stock compensation recognized for the year ended December 31, 2019 and 2018 was $16,910 and $28,000, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 9 – EQUITY (Continued)

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2019 and 2018 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2018	62,280	$3.78	2.0 years	$-0-
Options granted	-	-
Options canceled/forfeited	(6,000)	$4.00

Outstanding options at December 31, 2018	56,280	$3.75	1.0 years	$-0-
Options granted	-	$-
Options canceled/forfeited	(30,000)	$3.78

Outstanding options at December 31, 2019	26,280	$3.71	0.7 years	$-0-

Vested Options:
December 31, 2019:	21,960	$3.72	0.6 years	$-0-
December 31, 2018:	43,640	$3.70	0.9 years	$-0-

As of December 31, 2019 the unamortized compensation expense for stock options was $10,194.  Unamortized compensation expense is expected to be recognized over a weighted-average period of 0.8 year.

Warrants

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term

Balance, January 1, 2018	208,241	$5.26	2.3 years
Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2018	208,241	$5.26	2.3 years

Granted	-	$-
Exercised	16,698	$5.09
Canceled	-	$-
Outstanding and Exercisable December 31, 2019	191,543	$5.28	0.3 years

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The Company expects these acquisitions to create synergies by combining operations and expanding geographic market share and product offerings.

The following summarizes the purchase price allocation for all prior year and current year’s acquisitions:

	ISM	Nellnube	PIT

Cash consideration	$300,000	$-	$60,000
Note payable	1,000,000	400,000	174,000
Total purchase price	$1,300,000	$400,000	$234,000

Deposits and other assets	$7,235	$-	$-
Property and equipment	170,000	50,000	-
Customer List	750,499	321,964	228,000
Goodwill	398,000	86,000	6,000
Total assets acquired	1,325,734	457,964	234,000

Capital lease obligations	(25,734)	(57,964)	(-)
Liabilities acquired	(25,734)	(57,964)	(-)
Net assets acquired	$1,300,000	$400,000	$234,000

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 10 – BUSINESS COMBINATION (Continued)

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2018, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the year ended December 31, 2018 as if the acquisition occurred on January 1, 2018. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of December 31, 2018 of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Year Ended December 31, 2018
Net revenues	$39,006,321
Cost of revenues	23,770,330
Operating expenses	16,174,465
Loss before taxes	(938,474)
Net loss from continuing operations	$(783,091)
Basic and diluted income (loss) per common share	$(0.17)

The year ended December 31, 2018 pro-forma results above include five months of results of ISM and Nellnube and twelve months of PIT. For the year ending December 31, 2018, there is $44,991 of estimated amortization expense included in the ISM/Nellnube/PIT pro-forma results.

The Company’s consolidated financial statements for the twelve months ending December 31, 2019 include the actual results of PIT since the date of acquisition, January 1, 2019.

For the year ended December 31, 2018, the ISM/Nellnube operations had a net income before taxes of $174,264 which represented seven months of operations that were included in the Company’s Consolidated Statement of Operations. This consisted of approximately $1,859,424 in revenues, $701,600 in cost of revenues, and $983,559 in operating expenses.

For the year ended December 31, 2019, the ISM/Nellnube/PIT operations had a net income before taxes of $336,844 which represented twelve months of operations that were included in the Company’s Consolidated Statement of Operations. This consisted of approximately $3,993,643 in revenues, $1,886,725 in cost of revenues and $1,770,073 in operating expenses.

NOTE 11 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,532,000 as of December 31, 2019, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income, and begin to expire in the year 2024 to 2033.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – INCOME TAXES (Continued)

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

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	$1,517,482	$1,734,577
Long lived assets	181,000	265,478
Share based payments	13,000	13,000
Allowance for doubtful accounts	109,000	118,000
Other	15,000	15,000
Deferred tax asset	1,835,482	2,146,055

Deferred tax liabilities:
Installment sale	(346,000)	-
Long lived assets	(278,000)	(220,000)
Deferred tax liabilities	(624,000)	(220,000)
Net deferred tax asset	1,211,482	1,926,055
Less: Valuation allowance	(337,000)	(634,000)
Net deferred tax asset	$874,482	1,292,055

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

For the year ended December 31, 2019, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) and 50% of meals, 100% entertainment expense which are not tax deductible. The total tax benefit for the year ended December 31, 2019 was $455,006.

For the year ended December 31, 2018, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to change in federal statutory rate described above and Incentive Stock Options (ISO) and 50% of meals, 100%  entertainment expense which are not tax deductible. The total tax benefit for the year ended December 31, 2018 was $281,212.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 11 – INCOME TAXES (Continued)

A reconciliation of the statutory income tax rate to the effective rate is as follows for the period December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Federal income tax rate	21%	21%
State income tax, net of federal benefit	6%	6%
Other	(3%)	(3%)
Effective income tax rate	24%	24%

Income tax provision (benefit) from continuing operations:

	Year Ended
	December 31,	December 31,
	2019	2018
Current:
Federal	$-	$-
State and local	-	-

Total current tax provision (benefit)	-	-

Deferred:
Federal	(342,006)	(211,212)
State and local	(113,000)	(70,000)

Total deferred tax provision (benefit)	(455,006)	(281,212)

Total provision (benefit)	$(455,006)	(281,212)

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company leased its Seattle office space from Mary Abdian, an employee of SWK, which expired September 30, 2018, however, this lease was terminated on May 31, 2018 by mutual consent. The monthly rent for this office space was $3,090 and increased 3% each year. Total rent paid for 2019 and 2018 was $0 and $15,915 respectively under this lease.

As of December 31, 2019 and 2018, long term debt, convertible debt and contingent consideration are considered related party liabilities as holders are current employees of the Company, see Note 6.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

The Stipulation and Order Regarding Notice to Stockholders was entered into by Plaintiff, the Company and the Company’s officers and directors on August 2, 2019 and this matter is now resolved.

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

NOTE 14 – SALE OF EDI PRACTICE

On August 26, 2019 the Company entered into and closed that certain Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, SPS Commerce, Inc., as buyer (“Buyer” or “SPS”), and SWK, as seller (the “Seller”), pursuant to which the Buyer has agreed to acquire from the Seller certain assets (all intellectual property and accounts receivable) related to the MAPADOC business, which was the EDI practice. In consideration for the Acquired Assets (as defined in the Asset Purchase Agreement), at closing, SPS: (i) paid Seller $10,350,000 in cash (the “Initial Cash Payment”); and (ii) delivered $1,150,000 to an escrow account (the “Escrowed Property”) pursuant to the terms and conditions of that certain Escrow Agreement dated August 26, 2019 (the “Escrow Agreement”), for an aggregate consideration of $11,500,000 (the “Purchase Price”). Pursuant to the terms and conditions of that certain Escrow Agreement entered into in connection with the Asset Purchase Agreement, portions of the Escrowed Property will be released at six months and at twelve months following the date of closing of the Asset Purchase Agreement, to the extent that no indemnity claims against the Escrowed Property have been filed by the Buyer. On February 28, 2020, the company received the first half of the escrow agreement ($575,000), per the agreement. There was also an adjustment to the Working Capital and an additional $162,868 was added to the gain on the sale of Mapadoc which was recognized in 2019 and paid in February 2020.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 15 – DISCONTINUED OPERATIONS

The financial results of our EDI Practice (“Mapadoc”) through December 31, 2019 are presented as discontinued operations.  The following table presents the financial results of “Mapadoc.”

Mapadoc Balance Sheet

December 31,
2018
Current assets:
Accounts receivable	$477,808
Unbilled services	5,854
Prepaid expenses and other current assets	580

Total current assets	484,242

Long term assets:
Intangible assets, net	1,037,295

Total assets	$1,521,537

Current liabilities:
Accrued expenses	137,713
Deferred revenue	462,203

Total current liabilities	$599,916

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 15 – DISCONTINUED OPERATIONS (Continued)

Mapadoc Results of operations

	Twelve Months Ended
	December 31, 2019	December 31, 2018
Revenues:
Software product, net	445,025	874,852
Service, net	2,936,898	4,021,642
Total revenues, net	3,381,923	4,896,494

Cost of revenues:
Product	2,745	11,379
Service	1,387,926	1,819,561
Cost of revenues	1,390,671	1,830,940

Gross profit	1,991,252	3,065,554

Selling, general and administrative expenses:
Selling and marketing expenses	371,061	439,748
General and administrative expenses	540,822	998,285
Depreciation and amortization expenses	90,844	53,658
Total selling, general and administrative expenses	1,002,727	1,491,691

Income from discontinued operations	988,525	1,573,863
Gain from sale of discontinued operations	10,307,155	-
Provision for income taxes	(3,033,590)	(389,858)
Income from discontinued operations	8,262,090	1,184,005

Calculation of gain on sale

Purchase Price*	11,662,868
Net Assets at August 26, 2019	(1,575,547)
Net Liabilities at August 26, 2019	437,260
Expenses associated with the sale	(217,426)
Gain on sale	10,307,155

*Includes $162,868 of working capital adjustment

NOTE 16 – SUBSEQUENT EVENTS

In February 2020, the company entered into a new capital lease agreement with VAR Technology Finance for a finance lease in the amount of $485,965 for equipment.

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was been declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.