Form 10-Q
period 2020-03-31
SilverSun Technologies, Inc.
filed 2020-05-13
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

As of May 12, 2020 there were 4,501,271 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS

Current assets:
Cash	$6,481,183	$8,658,401
Escrow accounts receivable	575,000	1,150,000
Accounts receivable, net of allowance of $375,000	2,947,447	2,529,545
Unbilled services	455,247	183,484
Prepaid expenses and other current assets	382,746	455,434

Total current assets	10,841,623	12,976,864

Property and equipment, net	675,077	712,627
Operating lease right-of-use assets	1,488,839	698,840
Intangible assets, net	2,515,328	2,607,301
Goodwill	891,000	891,000
Deferred tax assets	1,137,482	874,482
Deposits and other assets	192,158	192,158

Total assets	$17,741,507	$18,953,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,800,664	$2,210,618
Accrued expenses	1,062,389	1,189,746
Accrued dividend	-	2,250,636
Accrued interest	15,565	15,378
Income taxes payable	325,355	152,355
Long term debt – current portion	100,546	131,795
Long term convertible debt – current portion	278,493	277,106
Finance lease obligations – current portion	149,902	162,625
Operating lease liabilities – current portion	443,856	262,020
Deferred revenue	3,066,600	2,006,983

Total current liabilities	7,243,370	8,659,262

Long term debt net of current portion	49,384	64,072
Long term convertible debt net of current portion	647,336	717,482
Finance lease obligations net of current portion	150,490	180,976
Operating lease liabilities net of current portion	1,044,983	436,820
Total liabilities	9,135,563	10,058,612

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares; No shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares; 4,501,271 shares issued and outstanding	46	46
Additional paid-in capital	9,533,597	9,530,198
Accumulated deficit	(927,699)	(635,584)

Total stockholders’ equity	8,605,944	8,894,660

Total liabilities and stockholders’ equity	$17,741,507	$18,953,272

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019

Revenues:
Software product, net	$1,769,171	$1,606,276
Service, net	8,310,353	7,701,038
Total revenues, net	10,079,524	9,307,314

Cost of revenues:
Product	1,129,392	896,449
Service	5,097,922	4,648,241
Total cost of revenues	6,227,314	5,544,690

Gross profit	3,852,210	3,762,624

Selling, general and administrative expenses:
Selling and marketing expenses	1,941,324	1,742,450
General and administrative expenses	2,126,141	2,054,777
Share-based compensation expenses	3,399	6,713
Depreciation and amortization expenses	176,536	174,228
Total selling, general and administrative expenses	4,247,400	3,978,168

Loss from continuing operations	(395,190)	(215,544)

Other income (expense):
Other income	5,725	-
Interest income (expense)	7,600	(16,480)
Total other income (expense)	13,325	(16,480)

Loss from continuing operations before taxes	(381,865)	(232,024)

Provision (benefit) for income taxes	(89,750)	-
Loss from continuing operations	(292,115)	(232,024)

Discontinued operations
Income from discontinued operations	-	355,373
Provision for income taxes	-	(27,313)
Income from discontinued operations	-	328,060

Net (loss) income	$(292,115)	$96,036

Basic earnings (loss) per share applicable to common shareholders:
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	-	0.07
Net (loss) income	$(0.06)	$0.02

Diluted earnings (loss) per share applicable to common shareholders:
Continuing operations	$(0.06)	$(0.05)
Discontinued operations	-	0.07
Net (loss) income	$(0.06)	$0.02

Weighted average shares outstanding:
Basic	4,501,271	4,500,755
Diluted	4,501,271	4,500,755

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	-	$-	-	$-	4,501,271	$46	$9,530,198	$(635,584)	$8,894,660

Share-based compensation	-	-	-	-	-	-	3,399	-	3,399
Net loss	-	-	-	-	-	-	-	(292,115)	(292,115)

Balance at March 31, 2020	-	$-	-	$-	4,501,271	$46	$9,533,597	$(927,699)	$8,605,944

FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	-	$-	1	$1	4,500,755	$46	$11,763,923	$(7,429,810)	$4,334,160

Share-based compensation	-	-	-	-	-	-	6,713	-	6,713
Net income	-	-	-	-	-	-	-	96,036	96,036

Balance at March 31, 2019	-	$-	1	$1	4,500,755	$46	$11,770,636	$(7,333,774)	$4,436,909

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(292,115)	$96,036
Net income from discontinued operations	-	328,060
Net loss from continuing operations	(292,115)	(232,024)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Deferred income taxes	(263,000)	24,000
Depreciation and amortization	84,563	74,386
Amortization of intangibles	91,973	99,843
Amortization of right of use assets	117,663	67,682
Bad debt expense	5,574	-
Share-based compensation	3,399	6,714

Changes in assets and liabilities:
Accounts receivable	(423,476)	(819,639)
Unbilled services	(271,762)	(227,845)
Prepaid expenses and other current assets	72,688	(49,470)
Deposits and other assets	-	(1,942)
Accounts payable	(409,953)	28,001
Accrued expenses	(127,360)	(709,065)
Income tax payable	173,000	3,313
Accrued interest	187	184
Deferred revenues	1,059,617	625,057
Operating lease obligations	(117,663)	(67,682)
Net cash used in operating activities of continuing operations	(296,665)	(1,178,487)

Cash flows from investing activities:
Purchase of property and equipment	(47,012)	(2,393)
Acquisition of business	-	(60,000)
Software development costs	-	(76,010)
Escrow accounts receivable	575,000	-
Net cash provided by (used in) investing activities of continuing operations	527,988	(138,403)

Cash flows from financing activities:
Payment of cash dividend	(2,250,636)	(225,038)
Payment of contingent consideration	-	(14,194)
Payment of long term debt	(45,937)	(58,440)
Payment of long term convertible debt	(68,759)	(67,397)
Payment of finance lease obligations	(43,209)	(24,399)
Net cash used in financing activities of continuing operations	(2,408,541)	(389,468)

Cash flows from discontinued operations:
Operating activities of discontinued operations	-	520,820
Investing activities of discontinued operations	-	(62,203)
Net cash provided by discontinued operations	-	458,617

Net decrease in cash	(2,177,218)	(1,247,741)

Cash, beginning of period	8,658,401	1,900,857

Cash, end of period	$6,481,183	$653,116

Cash paid during period for:
Interest	$8,487	$16,296
Income taxes	$25,250	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the three months ended March 31, 2020:

On January 23, 2020 the Company entered into an operating lease for equipment with VAR Technology Finance. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $453,379.

On January 29, 2020 the Company entered into an operating lease in Greensboro, NC. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $104,296.

On February 1, 2020 the Company entered into an operating lease in East Hanover, NJ. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $349,987.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

“SilverSun Technologies, Inc. (“SilverSun”) through our wholly owned subsidiaries SWK Technologies, Inc. (“SWK”), Secure Cloud Services, Inc. (“SCS”) and Critical Cyber Defense Corp. (“CCD”) together with SWK, SCS and SilverSun (the “Company”) is a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the “Cloud”. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Human Capital Management (“HCM”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, cybersecurity, application hosting, disaster recovery, business continuity, cloud and other services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Arizona, Southern California, North Carolina, Washington, Oregon and Illinois.

On August 26, 2019 SWK entered into and closed that certain Asset Purchase Agreement (the “MAPADOC Asset Purchase Agreement”) by and among the Company, SPS Commerce, Inc., as buyer (“SPS”), and SWK as seller, pursuant to which SPS agreed to acquire from SWK substantially all of the assets related to the MAPADOC business (See footnote 13).

The Company is publicly traded and was quoted on the Over-the-Counter Market Place (“OTCQB”) under the symbol “SSNT” until April 18, 2017. Since April 19, 2017, the Company has been listed and is traded on the NASDAQ Capital Market under the symbol “SSNT”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019.  These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2019 balance sheet included herein was derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K. Accordingly, the financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 26, 2020.

All financial results of the EDI practice are classified as discontinued operations for the purpose of this quarterly report (see Note 13).

The accompanying unaudited condensed consolidated financial statements include the accounts of the “Company” and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three months ended March 31, 2020 and 2019.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three months ended March 31, 2020 and 2019.

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

	For the Three Months Ending March 31,
	2020	2019
Professional Consulting	$3,547,578	$3,000,560
Maintenance Revenue	$1,698,476	$1,827,500
Ancillary Service Revenue	$3,064,299	$2,872,978

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services which will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of March 31, 2020, there was $115,074 in deferred maintenance, $211,500 in deferred support services, and $2,740,026 in deposits for future consulting services. As of December 31, 2019, there was $145,977 in deferred maintenance, $159,165 in deferred support services, and $1,701,841 in deposits for future consulting services.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At March 31, 2020 and December 31, 2019, the Company had cash on deposit of $5,831,539 and $8,016,900, respectively, in excess of the federally insured limits of $250,000.

As of March 31, 2020, no one customer represented more than 10% of the total accounts receivable and unbilled services. As of December 31, 2019, one customer represented 14% of the total accounts receivable and unbilled services

For the three months ended March 31, 2020 and 2019, the Company’s top ten customers accounted for 14% ($1,445,088) and 16% ($1,466,856), respectively, of total revenues.  The Company does not rely on any one specific customer for any significant portion of its revenue.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the three months ended March 31, 2020 and 2019, purchases from one supplier through a “channel partner” agreement were approximately 16% and 19% of cost of revenues, respectively.  This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

As of March 31, 2020 and December 31, 2019, one supplier represented approximately 14% and 15% of total accounts payable respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable,  cash and escrow accounts receivable.  As of March 31, 2020, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in the unaudited condensed consolidated statements of operations.

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

There were no liabilities for uncertain tax positions at March 31, 2020 and December 31, 2019.

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

The Company’s current financial assets and liabilities approximate fair value due to their short term nature and include cash, accounts receivable, accounts payable, and accrued liabilities.  The carrying value of longer term lease and debt obligations approximate fair value as their stated interest rates approximate the rates currently available. The Company’s goodwill and intangibles are measured at fair-value on a non-recurring basis using Level 3 inputs, as discussed in Note 5 and 10.

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

Recently Adopted Authoritative Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), which includes provisions, intended to simplify the test for goodwill impairment. The standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This was adopted on January 1, 2020  and did not have a significant impact on our financial position and results of operations.

Recent Authoritative Pronouncements

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

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – NET (LOSS) INCOME PER COMMON SHARE

The Company’s basic income per common share is based on net income for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive. As of March 31, 2020 and 2019, the average market prices for the periods ended are less than the exercise price of all the outstanding stock options and warrants, therefore, the inclusion of the stock options and warrants would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible promissory notes have also been excluded from the Company’s computation of loss per common share for continuing operations for the periods ended March 31, 2020 and 2019. Therefore, basic and diluted income (loss) per common share for continuing operations for the periods ended March 31, 2020 and 2019 are the same.

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Basic net income (loss) from continuing operations per share computation:
Net income (loss) from continuing operations	$(292,115)	$(232,024)
Weighted-average common shares outstanding	4,501,271	4,500,755
Basic net loss per share	$(0.06)	$(0.05)
Diluted net income (loss) from continuing operations per share computation:
Net loss per above	$(292,115)	$(232,024)
Net loss	(292,115)	(232,024)
Weighted-average common shares outstanding	4,501,271	4,500,755
Total adjusted weighted-average shares	4,501,271	4,500,755
Diluted net loss per share	$(0.06)	$(0.05)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings (loss) per share.

	Three Months March 31, 2020	Three Months March 31, 2019
Stock options	22,280	42,280
Warrants	4,988	208,241
Convertible promissory notes	229,963	297,468

Total potential dilutive securities not included in loss per share	257,231	547,989

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2020	December 31, 2019
Leasehold improvements	$98,831	$98,831
Equipment, furniture and fixtures	2,889,353	2,842,340
	2,988,184	2,941,171
Less: Accumulated depreciation and amortization	(2,313,107)	(2,228,544)

Property and equipment, net	$675,077	$712,627

Depreciation and amortization expense related to these assets for the three months ended March 31, 2020 and 2019 was $84,563 and $74,386, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT (Continued)

Property and equipment under finance leases are summarized as follows:

	March 31, 2020	December 31, 2019
Equipment, furniture and fixtures	708,272	708,272
Less: Accumulated amortization	(297,490)	(248,497)

Property and equipment, net	$410,782	$459,775

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	March 31, 2020	December 31, 2019	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 – 7
Intellectual property, customer list, and acquired contracts	4,430,014	4,430,014	5 – 15
Total intangible assets	$4,820,096	$4,820,096
Less: accumulated amortization	(2,304,768)	(2,212,795)
	$2,515,328	$2,607,301

Amortization expense related to the above intangible assets was $91,973 and $99,843, respectively, the three months ended March 31, 2020 and 2019.

The Company expects future amortization expense to be the following:

Amortization
Remainder of 2020	$273,071
2021	328,495
2022	261,792
2023	198,680
2024	198,680
Thereafter	1,254,610

Total	$2,515,328

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE DEBT AND LONG-TERM DEBT, RELATED PARTY

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (“PTI”) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. At March 31, 2020 and December 31, 2019, the outstanding balance on the PTI Note was $42,360 and $73,899, respectively.

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). At March 31, 2020 and December 31, 2019 the outstanding balance on the ISM Note was $661,306 and $710,420 respectively.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the Nellnube Note (the “Fixed Conversion Price”). At March 31, 2020 and December 31, 2019 the outstanding balance on the Nellnube Note was $264,523 and $284,168 respectively.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,984. At March 31, 2020 and December 31, 2019 the outstanding balance on the PIT Note was $107,570 and $121,968 respectively.

At March 31, 2020, future payments of long term debt are as follows:

Remainder of 2020	$294,238
2021	341,763
2022	293,380
2023	146,378
Total	$1,075,759

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying unaudited condensed consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with the following:

March 31 2020
Weighted average remaining lease term	2.14
Weighted average interest rate	5.52%

At March 31, 2020 future payments under finance leases are as follows:

Remainder of 2020	$128,837
2021	125,591
2022	57,584
2023	6,640
Total minimum lease payments	318,652
Less amounts representing interest	(18,260)
Present value of net minimum lease payments	300,392
Less current portion	(149,902)
Long-term finance lease obligation	$150,490

NOTE 8 – OPERATING LEASE LIABILITY

The Company leases office space in ten different locations with monthly payments ranging from $720 to $10,044 which expire at various dates through March 2025. The Company also leases equipment with a monthly payment of $10,279 which expires February 2024.

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

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2020 are as follows:

March 31, 2020
Weighted average remaining lease term	3.81
Weighted average discount rate	3.90%

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – OPERATING LEASE LIABILITY (Continued)

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheet as of March 31, 2020:

Remainder 2020	$384,589
2021	456,075
2022	364,083
2023	328,032
2024	141,457
Thereafter	20,510
Total undiscounted future minimum lease payments	1,694,746
Less: Difference between undiscounted lease payments and discounted lease liabilities	(205,907)
Total operating lease liabilities	$1,488,839
Less current portion	(443,856)
Long-term operating lease liabilities	$1,044,983

Total rent expense under operating leases for the three months ended March 31, 2020 and 2019 was $111,681 and $111,032, respectively.

NOTE 9 – EQUITY

Equity

On December 24, 2018, the Company announced the payment of a $0.05 special cash dividend per share of Common Stock. The dividend payments announced in December were paid out on January 14, 2019 for an aggregate amount of approximately $225,038, which was applied against additional paid in capital and included in accrued expenses at December 31, 2018.

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock.  Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended or discontinued at any time. The Company expects to finance the program from existing cash resources.  As of March 31, 2020 and December 31, 2019, no repurchases have been made.

On December 24, 2019, the Company announced the payment of a $0.50 special cash dividend per share of Common Stock payable on January 14, 2020 for an aggregate amount of $2,250,636, which was applied against paid in capital.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – EQUITY (Continued)

Options

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2019 and the three months ending March 31, 2020 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2019	56,280	$3.75	1.0 years	$-0-
Options granted	-	-	-
Options canceled/forfeited	(30,000)	$3.78

Outstanding options at December 31, 2019	26,280	$3.71	0.7 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited/expired	(4,000)	$4.00

Outstanding options at March 31, 2020	22,280	$3.66	0.5 years	$-0-

Vested Options:
March 31, 2020:	17,960	$3.66	0.5 years	$-0-
December 31, 2019:	21,960	$3.72	0.6 years	$-0-

As of March 31, 2020 the unamortized compensation expense for stock options was $6,795.  Unamortized compensation expense is expected to be recognized over a weighted-average period of 0.5 years.

Warrants

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term

Balance, January 1, 2019	208,241	$5.26	2.3 years
Granted	-	$-
Exercised	16,698	$5.09
Canceled	-	$-
Outstanding and Exercisable December 31, 2019	191,543	$5.28	0.3 years

Granted	-	$-
Exercised	-	$-
Expired	186,555	$5.30
Outstanding and Exercisable March 31, 2020	4,988	$4.01	2.0 years

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

The Company expects this acquisition to create synergies by combining operations and expanding geographic market share and product offerings.

The following summarizes the purchase price allocation for the prior year’s acquisition:

PIT

Cash consideration	$60,000
Note payable	174,000
Total purchase price	$234,000

Customer List	$228,000
Goodwill	6,000
Total assets acquired	234,000

Liabilities acquired	-
Net assets acquired	$234,000

The Company’s unaudited condensed consolidated financial statements for the three months ending March 31, 2020 and 2019  include the actual results of PIT since the date of acquisition, January 1, 2019.

NOTE 11 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,177,000 as of March 31, 2020, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and begin to expire in the year 2024 to 2033.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – INCOME TAXES (Continued)

Income tax provision (benefit) from continuing operations:

	Three Months Ended
	March 31,	March 31,
	2020	2019
Current:
Federal	$130,000	$-
State and local	43,250	-

Total current tax provision	173,250	-

Deferred:
Federal	(198,000)	-
State and local	(65,000)	-

Total deferred tax provision (benefit)	(263,000)	-

Total provision (benefit)	$(89,750)	$-

For the three months ended March 31, 2020, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) and 50% of meals, 100% entertainment expense which are not tax deductible. The benefit from continuing operations for the three months ended March 31, 2020 was $89,750. The effective tax rate consists primarily of the 21% federal statutory tax rate and a blended 5% state and local tax rate.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of March 31, 2020 and December 31, 2019, long term debt and long term convertible debt are considered related party liabilities as holders are current employees of the Company, see Note 6.

NOTE 13 – SALE OF EDI PRACTICE

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – DISCONTINUED OPERATIONS

The financial results of our EDI Practice (“Mapadoc”) through March 31, 2019 are presented as discontinued operations.  The following table presents the financial results of “Mapadoc.”

Mapadoc Income Statement for the three months ended March 31, 2019

March 31, 2019
Revenues:
Software product, net	128,682
Service, net	1,056,762
Total revenues, net	1,185,444

Cost of revenues:
Product	2,067
Service	469,109
Cost of revenues	471,176

Gross profit	714,268

Selling, general and administrative expenses:
Selling and marketing expenses	97,612
General and administrative expenses	226,372
Depreciation and amortization expenses	34,911
Total selling, general and administrative expenses	358,895

Income from discontinued operations	355,373
Provision for income taxes	(27,313)
Income from discontinued operations	328,060

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – SUBSEQUENT EVENTS

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, inability of customers to pay outstanding accounts receivable due and owing to the Company as they limit or shut down their businesses,  customers seeking relief or  extended payment plans relating to accounts receivable due and owing to the Company, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.

On April 9, 2020, SWK Technologies, Inc. (“SWK”), a wholly-owned subsidiary of SilverSun Technologies, Inc. (the “Company”), issued  a promissory note (the “Note”) to  JPMorgan Chase Bank, N.A., in the principal aggregate amount of $3,150,832 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan has a two-year term and bears interest at a rate of 0.98% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties.

Beginning seven months from the date of the PPP Loan SWK is required to make 24 monthly payments of principal and interest in the amount of $132,629.06. The Note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the SBA or Lender, or breaching the terms of the PPP Loan documents. The occurrence of an event of default may result in the repayment of all amounts outstanding, collection of all amounts owing from SWK, or filing suit and obtaining judgment against SWK.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loan granted under the program. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance is provided that SWK will obtain forgiveness of the PPP Loan in whole or in part.

At the time the Company applied for the PPP Loan, the Company believed it qualified to receive the funds pursuant to the PPP. It still believes so.  However, on April 23, 2020, subsequent to the Company’s receipt of the PPP Loan, the SBA, in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP loan for public companies, and provided a safe harbor whereby a public company could repay its PPP loan without consequence by May 7, 2020..  On May 5, 2020, the SBA issued additional guidance, whereby they extended the safe harbor date until May 14, 2020, and furthermore committed to provide additional guidance relative to a public’s company ability to retain its PPP loan.  The Company will review the new guidance at the time of issuance and determine whether it remains eligible for the PPP Loan at that time.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. and its wholly owned subsidiaries, SWK Technologies, Inc., Secure Cloud Services, Inc., and Critical Cyber Defense Corp. (collectively the “Company”, “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Results of Operations for the Three Months Ended March 31, 2020 and 2019.

During the three months ended March 31, 2020 the Company continued to expand its customer base, which prior to Covid-19, we believed would provide a basis for future growth, as revenues increased 8.30% from the same three month period in the prior year.  The Company will continue to monitor the Covid 19 situation as it pertains to the disruption of our business and growth in future quarters and will take steps to establish mitigation strategies in order to try and minimize risk of any potential downturn for shareholders as well the health, safety and wellbeing of its employees and customers.

Revenues

Revenues for the three months ended March 31, 2020 increased $772,210 (8.30%) to $10,079,524 as compared to $9,307,314 for the three months ended March 31, 2020.  The increase can be attributed to both the increase in software sales as well as an increase in consulting services.

Software sales increased $162,895 (10.14%) to $1,769,171 for the three months ended March 31, 2020 as compared to $1,606,276 for the three months ended March 31, 2019. The increase is attributable to an increase in sales of cloud-based ERP solutions and third party solutions which add functionality to customer’s existing systems.

Service revenue increased by $609,315 (7.91%) to $8,310,353 for the three months ended March 31, 2020 from $7,701,038 for the same period in 2019. This is due to an increase in consulting projects as a result of the 4th quarter 2019 sales.

Gross Profit

Gross profit for the three months ended March 31, 2020 increased $89,586 (2.38%) to $3,852,210 as compared to $3,762,624 for the three months ended March 31, 2019.

The gross profit attributed to software sales decreased $70,048 to $639,779 for the three months ending March 31, 2020 from $709,827 in the three months ending March 31, 2019. This decrease is attributed to the increased sales of software from third parties in which there is a lower margin.

The gross profit attributed to services increased $159,634 to $3,212,431 for the three months ending March 31, 2020 from $3,052,797 for the three months ending March 31, 2019 due to increased sales of hosting.

Operating Expenses

Selling and marketing expenses increased $198,874 (11.41%) to $1,941,324 for the three months ending March 31, 2020 from $1,742,450 in the three months ending March 31, 2019. This is due to increased marketing expenses and increased sales personnel expense and commissions earned in the quarter.

General and administrative expenses increased $71,364 (3.47%) to $2,126,141 for the three months ending March 31, 2020 from $2,054,777 in the three months ending March 31, 2019. This is primarily as a result of increases in professional development as well as an increase in travel and entertainment related to attendance at software publisher shows and user conferences.

Depreciation and amortization expense increased $2,308 for the three months ended March 31, 2020 to $176,536 as compared to $174,228 for the three months ended March 31, 2019.

Loss from Continuing operations

For the three months ended March 31, 2020, the Company had a loss from continuing operations of $292,115 as compared to loss from continuing operations of $232,024 for the three months ended March 31, 2019. The increase is primarily due to the increased sales and marketing expense.

Liquidity and Capital Resources

The negative impact of Covid-19 on the economy creates tremendous uncertainty for the Company in the coming months and quarters.  Recent government reports indicate that there are currently about 30 million people unemployed in the U.S., many of whom work at our customer’s businesses or businesses similar to our customers.  The negative impact on our business is impossible to determine at this point, although it is likely that we will suffer negative consequences as many of these companies go out of business or decrease their technology spending.  The current confusion in SBA guidance as to whether the Company, as a publicly-traded entity,  is eligible  to retain its PPP Loan,   as well as the unavailability of other alternative sources of funding, means that we may need to rely on our own limited resources to weather the anticipated economic downturn., Our competitors, almost all of whom are privately-held, and able to avail themselves of the PPP program, will make it more difficult for the Company to compete in the marketplace if it is determined that the Company is not eligible to participate  in the  same program simply by virtue of being a publicly-traded entity.  Management will continue to monitor developments, explore various cost-cutting measures,  and explore other sources of funding, but there is no guarantee we will be successful in doing so.

The Company currently has no line of credit or other credit facility with any lender. No investors or lenders have offered any alternative equity/debt financing packages to the Company.

As of March 31, 2020, the Company has $1,075,759 notes outstanding from acquisitions occurring between 2014 and through 2019. Future payments on these notes are as follows:

Remainder of 2020	$294,238
2021	341,763
2022	293,380
2023	146,378
Total	$1,075,759

During the three months ended March 31, 2020, the Company had a net decrease in cash of $2,177,218.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities of continuing operations

Operating activities for the three months ended March 31, 2020 used cash of $296,665 as compared to $1,178,487 for the same period in 2019. This increase in cash is primarily due an increase in deferred revenue.

Cash used in investing activities of continuing operations

Investing activities for the three months ended March 31, 2020 provided cash of $527,988 as compared to using cash of $138,403 for the same period in 2019. This increase in cash is due to a decrease in the escrow account.

Cash used in financing activities of continuing operations

Financing activities for the three months ended March 31, 2020 used cash of $2,408,541 as compared to $389,468 for the same period in 2019. The use was due primarily to the payment of the cash dividend in January 2020.

Cash flows from discontinued operations

Operating activities for discontinued operations for the three months ended March 31, 2020 provided cash of $0 as compared to $520,820 for the same period in 2019.  This is due to the fact that the EDI practice was sold in August 2019, providing three months of operating activities in 2019.

Investing activities of discontinued operations for the three months ended March 31, 2020 used cash of $0 as compared to $62,203 for the same period in 2019. This was due to having no software being put into production in 2020 as a result of the EDI practice being sold in 2019.

The Company believes that as a result of the growth in business, and the funds available from the sale of its Mapadoc division, it has adequate liquidity to fund its operating plans for at least the next twelve months.  However, the Company cannot currently quantify the uncertainty related to the recent pandemic and its effects on the business in the coming quarters, and the belief that it has sufficient liquidity may be incorrect as the impact of Covid-19 becomes clearer over the coming months and quarters.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2020.

Off Balance Sheet Arrangements

During the three months ended March 31, 2020 or for fiscal 2019, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 1A.  Risk Factors

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our, operations, sales, consulting services and financial results.

Our business will be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments will cause disruption to our operations, including but not limited to disruption to the labor workforce, unavailability of products and supplies used in operations, and the potential decline in value of assets held by the Company, including property and equipment. Our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, including but not limited to office closures and disruptions to travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our customers, our on-site consulting will be delayed, which could adversely affect our business, operations and customer relationships. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (COVID-19) will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (COVID-19) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to perform on-site consulting services and maintenance of our products in a timely manner or meet required milestones or customer commitments.

Other than the foregoing, we believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 26, 2020.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: May 13, 2020	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Dated: May 13, 2020	By:	/s/ Christine Dye
Christine Dye
Principal Financial Officer and Principal Accounting Officer