Form 10-Q
period 2020-06-30
SilverSun Technologies, Inc.
filed 2020-08-12
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

As of August 11, 2020, there were 4,501,271 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS

Current assets:
Cash	$6,859,030	$8,658,401
Escrow accounts receivable	575,000	1,150,000
Accounts receivable, net of allowance of $375,000	1,966,582	2,529,545
Unbilled services	660,962	183,484
Prepaid expenses and other current assets	295,489	455,434

Total current assets	10,357,063	12,976,864

Property and equipment, net	625,852	712,627
Operating lease right-of-use assets	1,375,542	698,840
Intangible assets, net	2,423,355	2,607,301
Goodwill	891,000	891,000
Deferred tax assets	1,126,262	874,482
Deposits and other assets	191,804	192,158

Total assets	$16,990,878	$18,953,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,612,286	$2,210,618
Accrued expenses	1,482,412	1,189,746
Accrued dividend	-	2,250,636
Accrued interest	15,751	15,378
Income taxes payable	325,355	152,355
Long term debt – current portion	69,100	131,795
Long term convertible debt – current portion	279,888	277,106
Finance lease obligations – current portion	136,861	162,625
Operating lease liabilities – current portion	434,523	262,020
Deferred revenue	2,317,871	2,006,983

Total current liabilities	6,674,047	8,659,262

Long term debt net of current portion	34,656	64,072
Long term convertible debt net of current portion	576,839	717,482
Finance lease obligations net of current portion	121,460	180,976
Operating lease liabilities net of current portion	941,019	436,820
Total liabilities	8,348,021	10,058,612

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares; No shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares; 4,501,271 shares issued and outstanding	46	46
Additional paid-in capital	9,536,996	9,530,198
Accumulated deficit	(894,185)	(635,584)

Total stockholders’ equity	8,642,857	8,894,660

Total liabilities and stockholders’ equity	$16,990,878	$18,953,272

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	30-Jun-20	30-Jun-19	30-Jun-20	30-Jun-19
Revenues:
Software product, net	$1,926,697	$1,424,639	$3,695,867	$3,030,915
Service, net	7,746,248	7,694,779	16,056,601	15,395,817
Total revenues, net	9,672,945	9,119,418	19,752,468	18,426,732

Cost of revenues:
Product	1,233,165	910,939	2,362,557	1,807,389
Service	4,501,175	4,731,581	9,599,097	9,379,822
Total cost of revenues	5,734,340	5,642,520	11,961,654	11,187,211

Gross profit	3,938,605	3,476,898	7,790,814	7,239,521

Selling, general and administrative expenses:
Selling and marketing expenses	1,733,472	1,565,966	3,674,795	3,308,416
General and administrative expenses	1,981,248	2,077,595	4,107,389	4,132,371
Share-based compensation expenses	3,399	3,398	6,798	10,111
Depreciation and amortization expenses	173,044	186,570	349,579	360,798
Total selling, general and administrative expenses	3,891,163	3,833,529	8,138,561	7,811,696

Income (loss) from continuing operations	47,442	(356,631)	(347,747)	(572,175)

Other income (expense):
Other income	5,686	-	11,411	-
Interest income (expense)	(8,246)	(24,131)	(647)	(40,611)
Total other income (expense)	(2,560)	(24,131)	10,764	(40,611)

Income (loss) from continuing operations before taxes	44,882	(380,762)	(336,983)	(612,786)

Provision (benefit) for income taxes	11,368	(79,960)	(78,382)	(128,685)
Income (loss) from continuing operations	33,514	(300,802)	(258,601)	(484,101)

Discontinued operations
Income from discontinued operations	-	378,648	-	734,021
Provision for income taxes	-	80,736	-	156,774
Income from discontinued operations	-	297,912	-	577,247

Net (loss) income	$33,514	$(2,890)	$(258,601)	$93,146

Basic earnings (loss) per share applicable to common shareholders:
Continuing operations	$0.01	$(0.07)	$(0.06)	$(0.11)
Discontinued operations	$-	$0.07	$-	$0.13
Net (loss) income	$0.01	$(0.00)	$(0.06)	$0.02

Diluted earnings (loss) per share applicable to common shareholders:
Continuing operations	$0.01	$(0.07)	$(0.06)	$(0.11)
Discontinued operations	$-	$0.07	$-	$0.13
Net (loss) income	$0.01	$(0.00)	$(0.06)	$0.02

Weighted average shares outstanding:
Basic	4,501,271	4,500,755	4,501,271	4,500,755
Diluted	4,714,070	4,500,755	4,501,271	4,500,755

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	-	$-	-	$-	4,501,271	$46	$9,530,198	$(635,584)	$8,894,660

Share-based compensation	-	-	-	-	-	-	6,798	-	6,798
Net loss	-	-	-	-	-	-	-	(258,601)	(258,601)

Balance at June 30, 2020	-	$-	-	$-	4,501,271	$46	$9,536,996	$(894,185)	$8,642,857

FOR THE SIX MONTHS ENDED JUNE 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2019	-	$-	1	$1	4,500,755	$46	$11,763,923	$(7,429,810)	$4,334,160

Share-based compensation	-	-	-	-	-	-	10,111	-	10,111
Net income	-	-	-	-	-	-	-	93,146	93,146

Balance at June 30, 2019	-	$-	1	$1	4,500,755	$46	$11,774,034	$(7,336,664)	$4,437,417

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2020	-	$-	-	$-	4,501,271	$46	$9,533,597	$(927,699)	$8,605,944

Share-based compensation	-	-	-	-	-	-	3,399	-	3,399
Net income	-	-	-	-	-	-	-	33,514	33,514

Balance at June 30, 2020	-	$-	-	$-	4,501,271	$46	$9,536,996	$(894,185)	$8,642,857

FOR THE THREE MONTHS ENDED JUNE 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2019	-	$-	1	$1	4,500,755	$46	$11,770,636	$(7,333,774)	$4,436,909

Share-based compensation	-	-	-	-	-	-	3,398	-	3,398
Net loss	-	-	-	-	-	-	-	(2,890)	(2,890)

Balance at June 30, 2019	-	$-	1	$1	4,500,755	$46	$11,774,034	$(7,336,664)	$4,437,417

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(258,601)	$93,146
Net income from discontinued operations	-	577,247
Net loss from continuing operations	(258,601)	(484,101)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Deferred income taxes	(251,780)	(132,774)
Depreciation and amortization	165,633	161,112
Amortization of intangibles	183,946	199,687
Amortization of right of use assets	230,960	139,742
Bad debt expense	9,175	-
Share-based compensation	6,798	10,111

Changes in assets and liabilities:
Accounts receivable	553,788	(835,652)
Unbilled services	(477,478)	(469,940)
Prepaid expenses and other current assets	159,945	27,361
Deposits and other assets	354	(2,642)
Accounts payable	(598,332)	(325,692)
Accrued expenses	292,666	(439,639)
Income tax payable	173,000	3,313
Accrued interest	373	371
Deferred revenues	310,888	924,194
Operating lease obligations	(230,960)	(139,742)
Net cash provided by (used in) operating activities of continuing operations	270,375	(1,364,291)

Cash flows from investing activities:
Purchase of property and equipment	(78,858)	(23,693)
Acquisition of business	-	(60,000)
Software development costs	-	(80,534)
Escrow accounts receivable	575,000	-
Net cash provided by (used in) investing activities of continuing operations	496,142	(164,227)

Cash flows from financing activities:
Payment of cash dividend	(2,250,636)	(225,038)
Proceeds from PPP loan	3,150,832	-
Payment of PPP loan	(3,150,832)	-
Payment of contingent consideration	-	(22,548)
Payment of long term debt	(92,112)	(115,784)
Payment of long term convertible debt	(137,860)	(135,133)
Payment of finance lease obligations	(85,280)	(58,539)
Net cash used in financing activities of continuing operations	(2,565,888)	(557,042)

Cash flows from discontinued operations:
Operating activities of discontinued operations	-	806,189
Investing activities of discontinued operations	-	(93,826)
Net cash provided by discontinued operations	-	712,363

Net decrease in cash	(1,799,371)	(1,373,197)

Cash, beginning of period	8,658,401	1,900,857

Cash, end of period	$6,859,030	$527,660

Cash paid during period for:
Interest	$21,796	$40,611
Income taxes	$25,648	$901

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the six months ended June 30, 2020:

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2020, the results of operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019.  These results are not necessarily indicative of the results to be expected for the full year.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three and six months ended June 30, 2020 and 2019.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three and six months ended June 30, 2020 and 2019.

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

	For the Three Months Ending June 30,		For the Six Months Ending June 30,
	2020	2019	2020	2019
Professional Consulting	$3,357,915	$3,016,724	$6,905,493	$6,017,285
Maintenance Revenue	$1,592,449	$1,606,869	$3,290,925	$3,434,369
Ancillary Service Revenue	$2,795,884	$3,071,186	$5,860,183	$5,944,163

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services which will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of June 30, 2020, there was $129,605 in deferred maintenance, $257,516 in deferred support services, and $1,930,750, in deposits for future consulting services. As of December 31, 2019, there was $145,977 in deferred maintenance, $159,165 in deferred support services, and $1,701,841 in deposits for future consulting services.

Commissions

Sales commissions relating to service revenues are considered incremental and recoverable costs of obtaining a project with our customer. These commissions are calculated based on estimated revenue to be generated over the life of the project.  These costs are deferred and expensed as the service revenue is earned.  Commission expense is included in selling and marketing expenses in the accompanying condensed consolidated statements of operations.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At June 30, 2020 and December 31, 2019, the Company had cash on deposit of $6,087,520 and $8,016,900, respectively, in excess of the federally insured limits of $250,000.

As of June 30, 2020, one customer represented 10% of the total accounts receivable and unbilled services. As of December 31, 2019, one customer represented 14% of the total accounts receivable and unbilled services.

For the six months ended June 30, 2020 and 2019, the Company’s top ten customers accounted for 12% ($2,433,153) and 12% ($2,267,328), respectively, of total revenues.  The Company does not rely on any one specific customer for any significant portion of its revenue.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the six months ended June 30, 2020 and 2019, purchases from one supplier through a “channel partner” agreement were approximately 14% and 20% of cost of revenues, respectively.  This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

As of June 30, 2020 and December 31, 2019, one supplier represented approximately 23% and 15% of total accounts payable respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable, cash and escrow accounts receivable.  As of June 30, 2020, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

There were no liabilities for uncertain tax positions at June 30, 2020 and December 31, 2019.

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

For the three and six months ended June 30, 2020 and 2019, the average market prices for the periods ended are less than the exercise price of all the outstanding stock options and warrants, therefore, the inclusion of the stock options and warrants would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible promissory notes have also been excluded from the Company’s computation of loss per common share for continuing operations for the six months ended June 30, 2020 and three and six months ended June 30, 2019. Therefore, basic and diluted income (loss) per common share for continuing operations for the six months ended June 30, 2020 and three and six months ended June 30, 2019 are the same. For the three months ended June 30, 2020 convertible promissory notes have been included in the Company’s computation of income per common share for continuing operations.

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019
Basic net income (loss) from continuing operations per share computation:
Net income (loss) from continuing operations	$33,514	$(300,802)
Weighted-average common shares outstanding	4,501,271	4,500,755
Basic net income (loss) per share	$0.01	$(0.07)
Diluted net income (loss) from continuing operations per share computation:
Net income (loss) per above	$33,514	$(300,802)
Interest on Convertible debt	4,514	-
Net income (loss)	38,028	(300,802)
Weighted-average common shares outstanding	4,501,271	4,500,755
Incremental shares for convertible promissory notes	212,799	-
Total adjusted weighted-average shares	4,714,070	4,500,755
Diluted net income (loss) per share	$0.01	$(0.07)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Basic net income (loss) from continuing operations per share computation:
Net loss from continuing operations	$(258,601)	$(484,101)
Weighted-average common shares outstanding	4,501,271	4,500,755
Basic net loss per share	$(0.06)	$(0.11)
Diluted net income (loss) from continuing operations per share computation:
Net income (loss) per above	$(258,601)	$(484,101)
Net income (loss)	(258,601)	(484,101)
Weighted-average common shares outstanding	4,501,271	4,500,755
Incremental shares for convertible promissory notes	-	-
Total adjusted weighted-average shares	4,501,271	4,500,755
Diluted net income (loss) per share	$(0.06)	$(0.11)

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings (loss) per share.

	Three Months June 30, 2020	Three Months June 30, 2019
Stock options	22,280	46,947
Warrants	4,988	208,241
Convertible promissory notes	-	280,943

Total potential dilutive securities not included in loss per share	27,268	536,131

	Six Months June 30, 2020	Six Months June 30, 2019
Stock options	22,280	41,613
Warrants	4,988	208,241
Convertible promissory notes	212,799	280,943

Total potential dilutive securities not included in loss per share	240,067	530,797

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2020	December 31, 2019
Leasehold improvements	$98,831	$98,831
Equipment, furniture and fixtures	2,921,198	2,842,340
	3,020,029	2,941,171
Less: Accumulated depreciation and amortization	(2,394,177)	(2,228,544)

Property and equipment, net	$625,852	$712,627

Depreciation and amortization expense related to these assets was $81,070 and $165,633, respectively for the three and six months ended June 30, 2020 as compared to $86,726 and $161,112 for the three and six months ended June 30, 2019.

Property and equipment under finance leases are summarized as follows:

	June 30, 2020	December 31, 2019
Equipment, furniture and fixtures	659,293	708,272
Less: Accumulated amortization	(296,144)	(248,497)

Property and equipment, net	$363,149	$459,775

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

The components of intangible assets are as follows:

	June 30, 2020	December 31, 2019	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 – 7
Intellectual property, customer list, and acquired contracts	4,430,014	4,430,014	5 – 15
Total intangible assets	$4,820,096	$4,820,096
Less: accumulated amortization	(2,396,741)	(2,212,795)
	$2,423,355	$2,607,301

Amortization expense related to the above intangible assets for the three and six months ended June 30, 2020 was $91,974 and $183,946, respectively as compared to $99,844 and $199,687 for the three and six months ended June 30, 2020 and 2019.

The Company expects future amortization expense to be the following:

Amortization
Remainder of 2020	$181,097
2021	328,495
2022	261,792
2023	198,680
2024	198,680
Thereafter	1,254,611

Total	$2,423,355

NOTE 6 – CONVERTIBLE DEBT AND LONG-TERM DEBT, RELATED PARTY AND PPP LOAN

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (“PTI”) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent per annum.  Monthly payments including interest are $10,645. At June 30, 2020 and December 31, 2019, the outstanding balance on the PTI Note was $10,623 and $73,899, respectively.

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). At June 30, 2020 and December 31, 2019 the outstanding balance on the ISM Note was $611,948 and $710,420 respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE DEBT AND LONG-TERM DEBT, RELATED PARTY AND PPP LOAN (Continued)

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03 (the “Fixed Conversion Price”). At June 30, 2020 and December 31, 2019 the outstanding balance on the Nellnube Note was $244,779 and $284,168 respectively.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,984. At June 30, 2020 and December 31, 2019 the outstanding balance on the PIT Note was $93,133 and $121,968 respectively.

At June 30, 2020, future payments of long term debt are as follows:

Remainder of 2020	$178,962
2021	341,763
2022	293,380
2023	146,378
Total	$960,483

On April 9, 2020, SWK Technologies, Inc. (“SWK”), a wholly-owned subsidiary of SilverSun Technologies, Inc. (the “Company”), issued  a promissory note (the “Note”) to  JPMorgan Chase Bank, N.A., in the principal aggregate amount of $3,150,832 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan had a two-year term and an interest at a rate of 0.98% per annum. Monthly principal and interest payments were deferred for six months after the date of disbursement. The PPP Loan could be prepaid at any time prior to maturity with no prepayment penalties.

Beginning seven months from the date of the PPP Loan SWK was required to make 24 monthly payments of principal and interest in the amount of $132,629.06.

Under the terms of the CARES Act, PPP loan recipients could apply for and be granted forgiveness for all or a portion of loan granted under the program. Such forgiveness would be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. No assurance was provided that SWK would obtain forgiveness of the PPP Loan in whole or in part.

At the time the Company applied for the PPP Loan, the Company believed it qualified to receive the funds pursuant to the PPP. However, on April 23, 2020, subsequent to the Company’s receipt of the PPP Loan, the SBA, in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP loan for public companies, and provided a safe harbor whereby a public company could repay its PPP loan without consequence by May 7, 2020.  On May 5, 2020, the SBA issued additional guidance, whereby they extended the safe harbor date until May 14, 2020, and furthermore committed to provide additional guidance relative to a public’s company ability to retain its PPP loan.  The Company reviewed the new guidance and subsequently returned the full amount of the loan on May 18, 2020.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying unaudited condensed consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with the following:

June 30, 2020
Weighted average remaining lease term	1.95
Weighted average interest rate	5.36%

At June 30, 2020 future payments under finance leases are as follows:

Remainder of 2020	$83,138
2021	125,591
2022	57,584
2023	6,640
Total minimum lease payments	272,953
Less amounts representing interest	(14,632)
Present value of net minimum lease payments	258,321
Less current portion	(136,861)
Long-term finance lease obligation	$121,460

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

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2020 are as follows:

June 30, 2020
Weighted average remaining lease term	3.40
Weighted average discount rate	3.90%

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – OPERATING LEASE LIABILITY (Continued)

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheet as of June 30, 2020:

Remainder 2020	$255,759
2021	456,075
2022	364,083
2023	328,032
2024	141,457
Thereafter	20,510
Total undiscounted future minimum lease payments	1,565,916
Less: Difference between undiscounted lease payments and discounted lease liabilities	(190,374)
Total operating lease liabilities	$1,375,542
Less current portion	(434,523)
Long-term operating lease liabilities	$941,019

Total rent expense under operating leases for the three and six months ended June 30, 2020 was $134,485 and $263,270 as compared to $103,438 and $260,823 for the three and six months ended June 30, 2019.

NOTE 9 – EQUITY

Equity

On December 24, 2018, the Company announced the payment of a $0.05 special cash dividend per share of Common Stock. The dividend payments announced in December were paid out on January 14, 2019 for an aggregate amount of approximately $225,038, which was applied against additional paid in capital and included in accrued expenses at December 31, 2018.

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock.  Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended or discontinued at any time. The Company expects to finance the program from existing cash resources.  As of June 30, 2020 and December 31, 2019, no repurchases have been made.

On December 24, 2019, the Company announced the payment of a $0.50 special cash dividend per share of Common Stock payable on January 14, 2020 for an aggregate amount of $2,250,636, which was applied against paid in capital.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – EQUITY (Continued)

Options

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2019 and the six months ending June 30, 2020 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2019	56,280	$3.75	1.0 years	$-0-
Options granted	-	-	-
Options canceled/forfeited	(30,000)	$3.78

Outstanding options at December 31, 2019	26,280	$3.71	0.7 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited/expired	(4,000)	$4.00

Outstanding options at June 30, 2020	22,280	$3.66	0.3 years	$-0-

Vested Options:
June 30, 2020:	17,960	$3.66	0.3 years	$-0-
December 31, 2019:	21,960	$3.72	0.6 years	$-0-

As of June 30, 2020 the unamortized compensation expense for stock options was $3,396.  Unamortized compensation expense is expected to be recognized over a weighted-average period of 0.3 years.

Warrants

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term

Balance, January 1, 2019	208,241	$5.26	2.3 years
Granted	-	$-
Exercised	16,698	$5.09
Canceled	-	$-
Outstanding and Exercisable December 31, 2019	191,543	$5.28	0.3 years

Granted	-	$-
Exercised	-	$-
Expired	186,555	$5.30
Outstanding and Exercisable June 30, 2020	4,988	$4.01	1.8 years

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

The Company’s unaudited condensed consolidated financial statements for the three and six months ending June 30, 2020 and 2019 include the actual results of PIT since the date of acquisition, January 1, 2019.

NOTE 11 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,177,000 as of June 30, 2020, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and begin to expire in the year 2024 to 2033.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – INCOME TAXES (Continued)

Income tax provision (benefit) from continuing operations:

	Six Months Ended
	June 30,	June 30,
	2020	2019
Current:
Federal	$139,425	$-
State and local	33,973	4,089

Total current tax provision	173,398	4,089

Deferred:
Federal	(186,780)	(130,774)
State and local	(65,000)	(2,000)

Total deferred tax provision (benefit)	(251,780)	(132,774)

Total provision (benefit)	$(78,382)	$(128,685)

For the six months ended June 30, 2020, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) and 50% of meals, 100% entertainment expense which are not tax deductible. The benefit from continuing operations for the six months ended June 30, 2020 was $78,382. The effective tax rate consists primarily of the 21% federal statutory tax rate and a blended 5% state and local tax rate.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of June 30, 2020 and December 31, 2019, long term debt and long term convertible debt issued in conjunction with various acquisitions are considered related party liabilities as holders are current employees of the Company, see Note 6.

NOTE 13 – SALE OF EDI PRACTICE

On August 26, 2019 the Company entered into that certain Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, SPS Commerce, Inc., as buyer (“Buyer” or “SPS”), and SWK, as seller (the “Seller”), pursuant to which the Buyer has agreed to acquire from the Seller certain assets (all intellectual property and accounts receivable) related to the MAPADOC business, which was the EDI practice. In consideration for the Acquired Assets (as defined in the Asset Purchase Agreement), at closing, SPS: (i) paid Seller $10,350,000 in cash (the “Initial Cash Payment”); and (ii) delivered $1,150,000 to an escrow account (the “Escrowed Property”) pursuant to the terms and conditions of that certain Escrow Agreement dated August 26, 2019 (the “Escrow Agreement”), for an aggregate consideration of $11,500,000 (the “Purchase Price”). Pursuant to the terms and conditions of that certain Escrow Agreement entered into in connection with the Asset Purchase Agreement, portions of the Escrowed Property will be released at six months and at twelve months following the date of closing of the Asset Purchase Agreement, to the extent that no indemnity claims against the Escrowed Property have been filed by the Buyer. On February 28, 2020, the Company received the first half of the escrow agreement ($575,000), per the agreement. There was also an adjustment to the Working Capital and an additional $162,868 was added to the gain on the sale of Mapadoc which was recognized in 2019 and paid in February 2020.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – DISCONTINUED OPERATIONS

The financial results of our EDI Practice (“Mapadoc”) through June 30, 2019 are presented as discontinued operations.  The following table presents the financial results of “Mapadoc.”

Mapadoc Income Statement for the three and six months ended June 30, 2019

	3 Months Ending June 30, 2019	6 Months Ending June 30, 2019
Revenues:
Software product, net	177,175	305,857
Service, net	1,128,932	2,185,694
Total revenues, net	1,306,107	2,491,551

Cost of revenues:
Product	279	2,346
Service	520,990	990,099
Cost of revenues	521,269	992,445

Gross profit	784,838	1,499,106

Selling, general and administrative expenses:
Selling and marketing expenses	142,520	240,132
General and administrative expenses	228,759	455,131
Depreciation and amortization expenses	34,911	69,822
Total selling, general and administrative expenses	406,190	765,085

Income from discontinued operations	378,648	734,021
Provision for income taxes	(776)	(156,774)
Income from discontinued operations	377,872	577,247

NOTE 15 – SUBSEQUENT EVENTS

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement.  In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech  Notes”).  The Prairie Tech Notes bear interest at a rate of 4% per annum.  Prairie Tech Note 1 has a term of one (1) year and is subject to downward adjustment based on whether certain revenue milestones are achieved.  Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved.  Prairie Tech Note 3 has a term of three (3) years and is not be subject to a downward adjustment.

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

Network and Managed Services

We provide comprehensive IT network and managed services designed to eliminate the IT concerns of our customers. Businesses can focus on their core strengths rather than technology issues. We adapt our solutions for virtually any type of business, from large national and international product and service providers, to small businesses with local customers. Our business continuity services provide automatic on-site and off-site backups, complete encryption, and automatic failure testing. We also provide cybersecurity, application hosting, IT consulting and managed network services. Our focus in the network and managed services practice is to focus on industry verticals in order to demonstrate our ability to better understand our customers’ needs.

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019.

During the six months ended June 30, 2020 the Company continued to expand its customer base, which prior to Covid-19, we believed would provide a basis for future growth, as revenues increased 7% from the same six month period in the prior year.  The Company will continue to monitor the Covid 19 situation as it pertains to the disruption of our business and growth in future quarters and will take steps to establish mitigation strategies in order to try and minimize risk of any potential downturn for shareholders as well the health, safety and wellbeing of its employees and customers.

Revenues

Revenues for the three months ended June 30, 2020 increased $553,527 (6.07%) to $9,672,945 as compared to $9,119,418 for the three months ended June 30, 2019.  Revenues for the six months ended June 30, 2020 increased $1,325,736 (7.19%) to $19,752,468 as compared to $18,426,732 for the six months ended June 30, 2019.The increase can be attributed to both the increase in software sales and consulting revenue, as well as an increase in subscription revenue.

Software sales increased $502,058 (35.24%) to $1,926,697 for the three months ended June 30, 2020 as compared to $1,424,639 for the three months ended June 30, 2019. For the six months ended June 30, 2019 software sales increased $664,952 (21.94%) to $3,695,867 from $3,030,915 for the same period in 2019. The increase is attributable to increased sales of third party solutions which add functionality to customer’s existing systems.

Service revenue increased by $51,469 to $7,746,248 for the three months ended June 30, 2020 from $7,694,779 for the same period in 2019, which represents an overall increase of 0.67%. Service revenue increased by $660,784 to $16,056,601 for the six months ended June 30, 2020 from $15,395,817 for the same period in 2019, representing an overall increase of 4.29%. This increase is attributed to the increase in both consulting and subscription revenue.

Gross Profit

Gross profit for the three months ended June 30, 2020 increased $461,707 (13.28%) to $3,938,605 as compared to $3,476,898 for the three months ended June 30, 2019. For the three month period ended June 30, 2020, the overall gross profit percentage was 40.72% as compared to 38.13% for the period ended June 30, 2019.

Gross profit for the six months ended June 30, 2020 increased $551,293 (7.62%) to $7,790,814 as compared to $7,239,521 for the six months ended June 30, 2019. For the six month period ended June 30, 2020, the overall gross profit percentage was 39.44% as compared to 39.29% for the period ended June 30, 2019.

The gross profit attributed to software sales increased $179,832, or 35%,  to $693,532 for the three months ending June 30, 2020 versus  $513,700 in the three months ending June 30, 2019, Gross profit attributed to software sales increased $109,784, or 8.97%, to $1,333,310 for the six months ending June 30, 2020 versus $1,223,526 in the six months ending June 30, 2019.   This increase is attributed to the increase in software sales for the period.

The gross profit attributed to services increased $281,875, or 9.51%, to $3,245,073 for the three months ending June 30, 2020 versus  $2,963,198 for the three months ending June 30, 2019, while gross profit attributed to services increased $441,509, or 7.33%, to $6,457,504 for the six months ending June 30, 2020 versus $ 6,015,995 for the six months ending June 30, 2019. This increase is attributed to the increase in subscription revenue for the period.

Operating Expenses

Selling and marketing expenses increased $167,506 (10.70%) to $1,733,472 for the three months ending June 30, 2020 from $1,565,966 in the three months ending June 30, 2019. Selling and marketing expenses increased $366,379 (11.07%) to $3,674,795 for the six months ended June 30, 2020 compared to $3,308,416 for the six months ended June 30, 2019. This is due to increased variable compensation as a result of increased sales.

General and administrative expenses decreased $96,347 (4.64%) to $1,981,248 for the three months ending June 30, 2020 from $2,077,595 in the three months ending June 30, 2019. General and administrative expenses decreased $24,982 (0.60%) to $4,107,389 for the six months ended June 30, 2020 as compared to $4,132,371 for the six months ended June 30, 2019. This is primarily as a result of decreases in travel expenses as a result of less employees traveling during the pandemic.

Depreciation and amortization expense decreased $13,526 for the three months ended June 30, 2020 to $173,044 as compared to $186,570 for the three months ended June 30, 2019. Depreciation and amortization expense decreased $11,219 for the six months ended June 30, 2020 to $349,579 as compared to $360,798 for the six months ended June 30, 2019. This decrease is due to some equipment being fully depreciated in 2020.

Income (loss) from Continuing operations

For the three months ended June 30, 2020, the Company had income from continuing operations of $33,514 as compared to loss from continuing operations of $300,802 for the three months ended June 30, 2019. The increase is primarily due to increased revenue as well as less general and administrative expenses.

For the six months ended June 30, 2020, the Company had a loss from continuing operations of $258,601 as compared to loss from continuing operations of $484,101 for the six months ended June 30, 2019. The decrease in loss is primarily due to increased revenue as well as less general and administrative expenses.

Liquidity and Capital Resources

The negative impact of Covid-19 on the economy creates tremendous uncertainty for the Company in the coming months and quarters.  Recent government reports indicate that there are currently about 17 million people unemployed in the U.S., many of whom work at our customer’s businesses or businesses similar to our customers.  The negative impact on our business is impossible to determine at this point, although it is likely that we will suffer negative consequences as many of these companies go out of business or decrease their technology spending.  The current confusion in SBA guidance as to whether the Company, as a publicly-traded entity,  was eligible  to retain its PPP Loan, as well as the unavailability of other alternative sources of funding, means that we may need to rely on our own limited resources to weather the anticipated economic downturn., Our competitors, almost all of whom are privately-held, and able to avail themselves of the PPP program, will make it more difficult for the Company to compete in the marketplace. Management will continue to monitor developments, explore various cost-cutting measures, and explore other sources of funding, but there is no guarantee we will be successful in doing so.

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“PT”) pursuant to an Asset Purchase Agreement.  In consideration for the acquired assets, the Company paid $185,000 in cash and three promissory notes, each in the principal of $103,333 (“PT Notes”) with an interest rate of 4% per annum. The notes mature July 2021, July 2022 and July 2023 respectively.

The Company currently has no line of credit or other credit facility with any lender.

As of June 30, 2020, the Company has $960,483 notes outstanding from acquisitions occurring between 2014 and 2019. Future payments on these notes are as follows:

Remainder of 2020	$178,962
2021	341,763
2022	293,380
2023	146,378
Total	$960,483

During the six months ended June 30, 2020, the Company had a net decrease in cash of $1,799,371.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities of continuing operations

Operating activities for the six months ended June 30, 2020 provided cash of $270,375 as compared to using cash of $1,364,291 for the same period in 2019. This increase in cash is primarily due an increase in collections of accounts receivable as well as a decrease in accounts payable.

Cash provided by (used in) investing activities of continuing operations

Investing activities for the six months ended June 30, 2020 provided cash of $496,142 as compared to using cash of $164,227 for the same period in 2019. This increase in cash is due to a decrease in software development costs as well as a decrease in acquisition of business costs as well as partial payment of the Escrow from the EDI sale in August 2019.

Cash used in financing activities of continuing operations

Financing activities for the six months ended June 30, 2020 used cash of $2,565,888 as compared to $557,042 for the same period in 2019. The use was due primarily to the payment of the cash dividend in January 2020.

Cash flows from discontinued operations

Operating activities for discontinued operations for the six months ended June 30, 2020 provided cash of $0 as compared to $806,189 for the same period in 2019.  This is due to the fact that the EDI practice was sold in August 2019, providing six months of operating activities in 2019.

Investing activities of discontinued operations for the six months ended June 30, 2020 used cash of $0 as compared to $93,826 for the same period in 2019. This was due to having no software being put into production in 2020 as a result of the EDI practice being sold in 2019.

The Company believes that as a result of the growth in business, and the funds available from the sale of its Mapadoc division, it has adequate liquidity to fund its operating plans for at least the next twelve months, provided however, that the Company cannot currently quantify the uncertainty related to the recent pandemic and its effects on the business in the coming quarters. The belief that the Company has sufficient liquidity may be incorrect as the impact of Covid-19 becomes clearer over the coming months and quarters.

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2020.

Off Balance Sheet Arrangements

During the six months ended June 30, 2020 or for fiscal 2019, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 1A.  Risk Factors

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our, operations, sales, consulting services, and financial results.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: August 12, 2020	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Dated: August 12, 2020	By:	/s/ Christine Dye
Christine Dye
Principal Financial Officer and Principal Accounting Officer