Form 10-Q
period 2020-09-30
SilverSun Technologies, Inc.
filed 2020-11-10
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

As of November 9, 2020, there were 4,501,271 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS

Current assets:
Cash	$7,072,595	$8,658,401
Escrow accounts receivable	-	1,150,000
Accounts receivable, net of allowance of $375,000	2,009,375	2,529,545
Unbilled services	599,449	183,484
Prepaid expenses and other current assets	314,177	455,434

Total current assets	9,995,596	12,976,864

Property and equipment, net	570,143	712,627
Operating lease right-of-use assets	1,413,617	698,840
Intangible assets, net	2,833,096	2,607,301
Goodwill	891,000	891,000
Deferred tax assets	1,267,936	874,482
Deposits and other assets	198,726	192,158

Total assets	$17,170,114	$18,953,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,892,513	$2,210,618
Accrued expenses	1,410,321	1,189,746
Accrued dividend	-	2,250,636
Accrued interest	15,939	15,378
Income taxes payable	463,886	152,355
Long term debt – current portion	162,104	131,795
Long term convertible debt – current portion	281,290	277,106
Finance lease obligations – current portion	126,774	162,625
Operating lease liabilities – current portion	480,897	262,020
Deferred revenue	1,877,635	2,006,983

Total current liabilities	6,711,359	8,659,262

Long term debt net of current portion	226,518	64,072
Long term convertible debt net of current portion	505,988	717,482
Finance lease obligations net of current portion	92,071	180,976
Operating lease liabilities net of current portion	932,720	436,820
Total liabilities	8,468,656	10,058,612

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares; No shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares; 4,501,271 shares issued and outstanding	46	46
Additional paid-in capital	9,540,392	9,530,198
Accumulated deficit	(838,980)	(635,584)

Total stockholders’ equity	8,701,458	8,894,660

Total liabilities and stockholders’ equity	$17,170,114	$18,953,272

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep-20	30-Sep-19	30-Sep-20	30-Sep-19
Revenues:
Software product, net	$1,639,245	$1,867,971	$5,335,112	$4,898,886
Service, net	8,519,907	8,239,894	24,576,507	23,635,710
Total revenues, net	10,159,152	10,107,865	29,911,619	28,534,596

Cost of revenues:
Product	961,304	1,232,446	3,323,861	3,039,836
Service	5,145,857	5,174,643	14,744,954	14,539,415
Total cost of revenues	6,107,161	6,407,089	18,068,815	17,579,251

Gross profit	4,051,991	3,700,776	11,842,804	10,955,345

Selling, general and administrative expenses:
Selling and marketing expenses	1,752,319	1,765,271	5,427,115	5,073,687
General and administrative expenses	2,026,477	2,467,515	6,133,865	6,599,885
Share-based compensation expenses	3,396	3,400	10,194	13,510
Impairment of intangible assets	-	236,860	-	236,860
Depreciation and amortization expenses	179,057	178,109	528,636	538,907
Total selling, general and administrative expenses	3,961,249	4,651,155	12,099,810	12,462,849

Income (loss) from continuing operations	90,742	(950,379)	(257,006)	(1,507,504)

Other income (expense):
Other income	1,758	18,677	13,169	18,677
Interest income (expense)	(5,817)	(18,171)	(6,463)	(58,782)
Total other income (expense)	(4,059)	506	6,706	(40,105)

Income (loss) from continuing operations before taxes	86,683	(949,873)	(250,300)	(1,547,609)

Provision (benefit) for income taxes	31,478	-	(46,904)	-
Income (loss) from continuing operations	55,205	(949,873)	(203,396)	(1,547,609)

Discontinued operations
Income from discontinued operations	-	269,554	-	988,525
Gain on sale of discontinued operations	-	10,144,287		10,144,287
Provision for income taxes	-	(1,795,127)	-	(1,823,216)
Income from discontinued operations	-	8,618,714	-	9,309,596

Net (loss) income	$55,205	$7,668,841	$(203,396)	$7,761,987

Basic earnings (loss) per share applicable to common shareholders:
Continuing operations	$0.01	$(0.21)	$(0.05)	$(0.34)
Discontinued operations	$-	$1.91	$-	$2.07
Net (loss) income	$0.01	$1.70	$(0.05)	$1.73

Diluted earnings (loss) per share applicable to common shareholders:
Continuing operations	$0.01	$(0.21)	$(0.05)	$(0.34)
Discontinued operations	$-	$1.91	$-	$2.07
Net (loss) income	$0.01	$1.70	$(0.05)	$1.73

Weighted average shares outstanding:
Basic	4,501,271	4,500,755	4,501,271	4,500,755
Diluted	4,696,820	4,500,755	4,501,271	4,500,755

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	-	$-	-	$-	4,501,271	$46	$9,530,198	$(635,584)	$8,894,660

Share-based compensation	-	-	-	-	-	-	10,194	-	10,194
Net loss	-	-	-	-	-	-	-	(203,396)	(203,396)

Balance at September 30, 2020	-	$-	-	$-	4,501,271	$46	$9,540,392	$(838,980)	$8,701,458

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2019	-	$-	1	$1	4,500,755	$46	$11,763,923	$(7,429,810)	$4,334,160

Cancellation of Series B stock	-	-	(1)	(1)	-	-	1	-	-
Share-based compensation	-	-	-	-	-	-	13,510	-	13,510
Net income	-	-	-	-	-	-	-	7,761,987	7,761,987

Balance at September 30, 2019	-	$-	-	$-	4,500,755	$46	$11,777,434	$332,177	$12,109,657

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2020	-	$-	-	$-	4,501,271	$46	$9,536,996	$(894,185)	$8,642,857

Share-based compensation	-	-	-	-	-	-	3,396	-	3,396
Net income	-	-	-	-	-	-	-	55,205	55,205

Balance at September 30, 2020	-	$-	-	$-	4,501,271	$46	$9,540,392	$(838,980)	$8,701,458

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2019	-	$-	1	$1	4,500,755	$46	$11,774,034	$(7,336,664)	$4,437,417

Cancellation of the Series B stock	-	-	(1)	(1)	-	-	1	-	-
Share-based compensation	-	-	-	-	-	-	3,399	-	3,399
Net income	-	-	-	-	-	-	-	7,668,841	7,668,841

Balance at September 30, 2019	-	$-	-	$-	4,500,755	$46	$11,777,434	$332,177	$12,109,657

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(203,396)	$7,761,987
Net income from discontinued operations	-	9,309,596
Net loss from continuing operations	(203,396)	(1,547,609)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Deferred income taxes	(393,454)	74,000
Depreciation and amortization	240,479	252,734
Amortization of intangibles	288,157	286,173
Amortization of right of use assets	361,199	140,106
Bad debt (recovery) expense	(486)	103,815
Share-based compensation	10,194	13,510
Impairment of intangible asset	-	236,860

Changes in assets and liabilities:
Accounts receivable	546,530	(895,533)
Unbilled services	(415,965)	(236,997)
Prepaid expenses and other current assets	141,257	49,744
Deposits and other assets	354	(1.942)
Accounts payable	(318,105)	151,685
Accrued expenses	220,574	(203,832)
Income tax payable	311,531	(75,024)
Accrued interest	561	560
Deferred revenues	(181,096)	590,821
Operating lease obligations	(361,199)	(140,106)
Net cash provided by (used in) operating activities of continuing operations	247,135	(1,201,035)

Cash flows from investing activities:
Purchase of property and equipment	(97,995)	(25,221)
Acquisition of business	(185,000)	(60,000)
Proceeds from sale of EDI practice, net of fees		10,132,574
Software development costs	-	(81,730)
Escrow accounts receivable	1,150,000	-
Net cash provided by investing activities of continuing operations	867,005	9,965,623

Cash flows from financing activities:
Payment of cash dividend	(2,250,636)	(225,038)
Proceeds from PPP loan	3,150,832	-
Payment of PPP loan	(3,150,832)	-
Payment of contingent consideration	-	(22,548)
Payment of long term debt	(117,246)	(161,154)
Payment of long term convertible debt	(207,309)	(203,208)
Payment of finance lease obligations	(124,755)	(103,727)
Net cash used in financing activities of continuing operations	(2,699,946)	(715,675)

Cash flows from discontinued operations:
Operating activities of discontinued operations	-	899,537
Investing activities of discontinued operations	-	(127,678)
Net cash provided by discontinued operations	-	771,859

Net (decrease) increase in cash	(1,585,806)	8,820,772

Cash, beginning of period	8,658,401	1,900,857

Cash, end of period	$7,072,595	$10,721,629

Cash paid during period for:
Interest	$29,567	$58,782
Income taxes	$35,019	$901

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended September 30, 2020:

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

On July 1, 2020 the Company entered into an operating lease in Phoenix, Arizona. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $103,451.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019.  These results are not necessarily indicative of the results to be expected for the full year.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three and nine months ended September 30, 2020 and 2019.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three and nine months ended September 30, 2020. There were $236,860 in impairment losses recorded for the three and nine months ended September 30, 2019.

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

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2020	2019	2020	2019
Professional Consulting	$3,296,502	$2,957,174	$10,201,996	$8,974,457
Maintenance Revenue	$1,972,913	$2,360,335	$5,263,838	$5,794,705
Ancillary Service Revenue	$3,250,492	$2,922,385	$9,110,673	$8,866,548

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services which will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of September 30, 2020, there was $176,487 in deferred maintenance, $135,467 in deferred support services, and $1,565,681, in deposits for future consulting services. As of December 31, 2019, there was $145,977 in deferred maintenance, $159,165 in deferred support services, and $1,701,841 in deposits for future consulting services.

Commissions

Sales commissions relating to service revenues are considered incremental and recoverable costs of obtaining a project with our customer. These commissions are calculated based on estimated revenue to be generated over the life of the project.  These costs are deferred and expensed as the service revenue is earned.  Commission expense is included in selling and marketing expenses in the accompanying unaudited condensed consolidated statements of operations.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At September 30, 2020 and December 31, 2019, the Company had cash on deposit of $6,264,341 and $8,016,900, respectively, in excess of the federally insured limits of $250,000.

As of September 30, 2020, no one customer represented 10% of the total accounts receivable and unbilled services. As of December 31, 2019, one customer represented 14% of the total accounts receivable and unbilled services.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the nine months ended September 30, 2020 and 2019, the Company’s top ten customers accounted for 11% ($3,157,125) and 11% ($3,094,620), respectively, of total revenues.  The Company does not rely on any one specific customer for any significant portion of its revenue.

For the nine months ended September 30, 2020 and 2019, purchases from one supplier through a “channel partner” agreement were approximately 16% and 20% of cost of revenues, respectively.  This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

As of September 30, 2020 and December 31, 2019, one supplier represented approximately 32% and 15% of total accounts payable respectively.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash.  As of September 30, 2020, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

There were no liabilities for uncertain tax positions at September 30, 2020 and December 31, 2019.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is evaluating the impact of the adoption on its consolidated financial statements.

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

For the three and nine months ended September 30, 2020 and 2019, the average market prices for the periods ended are less than the exercise price of all the outstanding stock options and warrants, therefore, the inclusion of the stock options and warrants would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible promissory notes have also been excluded from the Company’s computation of loss per common share for continuing operations for the nine months ended September 30, 2020 and three and nine months ended September 30, 2019. Therefore, basic and diluted income (loss) per common share for continuing operations for the nine months ended September 30, 2020 and three and nine months ended September 30, 2019 are the same. For the three months ended September 30, 2020 convertible promissory notes have been included in the Company’s computation of income per common share for continuing operations.

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
Basic net income (loss) from continuing operations per share computation:
Net income (loss) from continuing operations	$55,205	$(949,873)
Weighted-average common shares outstanding	4,501,271	4,500,755
Basic net income (loss) per share	$0.01	$(0.21)
Diluted net income (loss) from continuing operations per share computation:
Net income (loss) per above	$55,205	$(949,873)
Interest on Convertible debt	4,168	-
Net income (loss)	59,373	(949,873)
Weighted-average common shares outstanding	4,501,271	4,500,755
Incremental shares for convertible promissory notes	195,549	-
Total adjusted weighted-average shares	4,696,820	4,500,755
Diluted net income (loss) per share	$0.01	$(0.21)

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – NET (LOSS) INCOME PER COMMON SHARE (Continued)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Basic net income (loss) from continuing operations per share computation:
Net loss from continuing operations	$(203,396)	$(1,547,609)
Weighted-average common shares outstanding	4,501,271	4,500,755
Basic net loss per share	$(0.05)	$(0.34)
Diluted net income (loss) from continuing operations per share computation:
Net income (loss) per above	$(203,396)	$(1,547,609)
Net income (loss)	(203,396)	(1,547,609)
Weighted-average common shares outstanding	4,501,271	4,500,755
Incremental shares for convertible promissory notes	-	-
Total adjusted weighted-average shares	4,501,271	4,500,755
Diluted net income (loss) per share	$(0.05)	$(0.34)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings (loss) per share.

	Three Months September 30, 2020	Three Months September 30, 2019
Stock options	-	29,502
Warrants	4,988	208,241
Convertible promissory notes	-	264,035

Total potential dilutive securities not included in loss per share	4,988	501,778

	Nine Months September 30, 2020	Nine Months September 30, 2019
Stock options	-	44,046
Warrants	4,988	208,241
Convertible promissory notes	195,549	264,035

Total potential dilutive securities not included in loss per share	200,537	516,322

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2020	December 31, 2019
Leasehold improvements	$98,831	$98,831
Equipment, furniture and fixtures	2,940,335	2,842,340
	3,039,166	2,941,171
Less: Accumulated depreciation and amortization	(2,469,023)	(2,228,544)

Property and equipment, net	$570,143	$712,627

Depreciation and amortization expense related to these assets was $74,846 and $240,479, respectively for the three and nine months ended September 30, 2020 as compared to $91,622 and $252,734 for the three and nine months ended September 30, 2019.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT (Continued)

Property and equipment under finance leases are summarized as follows:

	September 30, 2020	December 31, 2019
Equipment, furniture and fixtures	659,293	708,272
Less: Accumulated amortization	(341,055)	(248,497)

Property and equipment, net	$318,238	$459,775

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	September 30, 2020	December 31, 2019	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 – 7
Intellectual property, customer list, and acquired contracts	4,943,966	4,430,014	5 – 15
Total intangible assets	$5,334,048	$4,820,096
Less: accumulated amortization	(2,500,952)	(2,212,795)
	$2,833,096	$2,607,301

Amortization expense related to the above intangible assets for the three and nine months ended September 30, 2020 was $104,211 and $288,157, respectively as compared to $86,487 and $286,173 for the three and nine months ended September 30, 2019. Impairment on tangible assets were $0 for the three and nine months ended September 30, 2020 and $236,860 for the three and nine months ended September 30, 2019, respectively.

The Company expects future amortization expense to be the following:

Amortization
Remainder of 2020	$107,483
2021	401,916
2022	335,214
2023	272,101
2024	272,101
Thereafter	1,444,281

Total	$2,833,096

NOTE 6 – CONVERTIBLE DEBT AND LONG-TERM DEBT, RELATED PARTY AND PPP LOAN

On July 6, 2015, SWK acquired certain assets of ProductiveTech Inc. (“PTI”) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note is due in 60 months from the closing date and bears interest at a rate of two and one half (2.5%) percent per annum.  Monthly payments including interest are $10,645. At September 30, 2020 and December 31, 2019, the outstanding balance on the PTI Note was $0 and $73,899, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE DEBT AND LONG-TERM DEBT, RELATED PARTY AND PPP LOAN (Continued)

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). At September 30, 2020 and December 31, 2019 the outstanding balance on the ISM Note was $562,342 and $710,420 respectively.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03 (the “Fixed Conversion Price”). At September 30, 2020 and December 31, 2019 the outstanding balance on the Nellnube Note was $224,936 and $284,168 respectively.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,984. At September 30, 2020 and December 31, 2019 the outstanding balance on the PIT Note was $78,622 and $121,968 respectively.

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 has a term of one (1) year and is subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 has a term of three (3) years and is not subject to a downward adjustment. At September 30, 2020 the outstanding balance on the PT notes were $310,000.

At September 30, 2020, future payments of long term debt are as follows:

Remainder of 2020	$84,378
2021	445,096
2022	396,714
2023	249,712
Total	$1,175,900

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE DEBT AND LONG-TERM DEBT, RELATED PARTY AND PPP LOAN (Continued)

Beginning seven months from the date of the PPP Loan SWK was required to make 24 monthly payments of principal and interest in the amount of $132,629.

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

At the time the Company applied for the PPP Loan, the Company believed it qualified to receive the funds pursuant to the PPP. However, on April 23, 2020, subsequent to the Company’s receipt of the PPP Loan, the SBA, in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP loan for public companies, and provided a safe harbor whereby a public company could repay its PPP loan without consequence by May 7, 2020.  On May 5, 2020, the SBA issued additional guidance, whereby they extended the safe harbor date  until first May 14, 2020,  and then subsequently extended to May 18, 2020, and furthermore committed to provide additional guidance relative to a public’s company ability to retain its PPP loan.  The Company reviewed the new guidance and subsequently returned the full amount of the loan on May 18, 2020.

NOTE 7 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying unaudited condensed consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with the following:

September 30, 2020
Weighted average remaining lease term	1.76
Weighted average interest rate	5.01%

At September 30, 2020 future payments under finance leases are as follows:

Remainder of 2020	$40,531
2021	125,591
2022	57,584
2023	6,640
Total minimum lease payments	230,346
Less amounts representing interest	(11,501)
Present value of net minimum lease payments	218,845
Less current portion	(126,774)
Long-term finance lease obligation	$92,071

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – OPERATING LEASE LIABILITY (Continued)

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2020 are as follows:

September 30, 2020
Weighted average remaining lease term	3.13
Weighted average discount rate	3.90%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2020:

Remainder 2020	$145,504
2021	527,237
2022	422,213
2023	356,844
2024	141,457
Thereafter	20,510
Total undiscounted future minimum lease payments	1,613,765
Less: Difference between undiscounted lease payments and discounted lease liabilities	(200,148)
Total operating lease liabilities	$1,413,617
Less current portion	(480,897)
Long-term operating lease liabilities	$932,720

Total rent expense under operating leases for the three and nine months ended September 30, 2020 was $134,147 and $397,416 as compared to $100,764 and $315,235 for the three and nine months ended September 30, 2019.

NOTE 9 – EQUITY

Equity

On December 24, 2018, the Company announced the payment of a $0.05 special cash dividend per share of Common Stock. The dividend payments announced in December were paid out on January 14, 2019 for an aggregate amount of approximately $225,038, which was applied against additional paid in capital and included in accrued expenses at December 31, 2018.

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock.  Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended or discontinued at any time. The Company expects to finance the program from existing cash resources.  As of September 30, 2020 and December 31, 2019, no repurchases have been made.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – EQUITY (Continued)

Options

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2019 and the nine months ending September 30, 2020 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2019	56,280	$3.75	1.0 years	$-0-
Options granted	-	-	-
Options canceled/forfeited	(30,000)	$3.78

Outstanding options at December 31, 2019	26,280	$3.71	0.7 years	$-0-
Options granted	-
Options exercised	-
Options canceled/forfeited/expired	(26,280)	$4.00

Outstanding options at September 30, 2020	-	$-	-	$-0-

Vested Options:
September 30, 2020:	-	$-	-	$-0-
December 31, 2019:	21,960	$3.72	0.6 years	$-0-

As of September 30, 2020, the unamortized compensation expense for stock options was $0.

Warrants

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term

Balance, January 1, 2019	208,241	$5.26	2.3 years
Granted	-	$-
Exercised	16,698	$5.09
Canceled	-	$-
Outstanding and Exercisable December 31, 2019	191,543	$5.28	0.3 years

Granted	-	$-
Exercised	-	$-
Expired	186,555	$5.30
Outstanding and Exercisable September 30, 2020	4,988	$4.01	1.5 years

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

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC, (“PT”) pursuant to an Asset Agreement for cash of $185,000 and the issuance of three promissory notes each in the amount of $103,333. Note 1 is due on the one- year anniversary of the closing date. Note 2 is due on the two-year anniversary of the closing date and Note 3 is due on the three-year anniversary of the closing date. Each note bears an interest rate of four percent (4%) per annum. Payments are due annually including interest. Upon completion of an independent valuation, the allocation of the purchase price to customer lists will be modified with the excess purchase consideration being allocated to goodwill.

The Company expects this acquisition to create synergies by combining operations and expanding geographic market share and product offerings.

The following summarizes the purchase price allocation for the prior year’s acquisition and the preliminary purchase price allocation for the current year acquisition:

	PIT	PT (preliminary)

Cash consideration	$60,000	$185,000
Note payable	174,000	310,000
Total purchase price	$234,000	$495,000

Customer List	$228,000	$513,952
Deposits and other assets		6,922
Accounts receivable		25,874
Operating lease right-of-use asset		64,863
Goodwill	6,000	-
Total assets acquired	234,000	611,611

Deferred revenue	-	(51,748)
Operating lease liability	-	(64,863)
Net assets acquired	$234,000	$495,000

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – BUSINESS COMBINATION (Continued)

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the PT acquisition occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three and nine months ended September 30, 2020 and 2019 as if the PT acquisition occurred on January 1, 2019. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of September 30, 2019 of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net revenues	$10,346,995	$10,492,865
Cost of revenues	6,304,878	6,617,176
Operating expenses	4,032,613	4,843,728
Income (loss) before taxes	9,504	(968,039)
Net income (loss)	$7,128	$(968,039)
Basic and diluted income per common share	$(0.00)	$(0.22)

Pro Forma	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Net revenues	$30,855,859	$29,890,068
Cost of revenues	18,588,494	18,424,779
Operating expenses	12,573,464	13,098,897
Loss before taxes	(306,099)	(1,633,608)
Net loss	(229,575)	$(1,633,608)
Basic and diluted income per common share	$(0.05)	$(0.36)

The Company’s unaudited condensed consolidated financial statements for the three and nine months ending September 30, 2020 and 2019 include the actual results of PIT since the date of acquisition, January 1, 2019.

The three months ended September 30, 2020 pro-forma results above include one month of results of PT. The nine months ended September 30, 2020 pro-forma results above include seven months of PT. For the three months ending September 30, 2020, there is $6,118 of estimated amortization expense and $1,033 of estimated interest expense included in the PT pro-forma results. For the nine months ending September 30, 2020, there is $42,829 of estimated amortization expense and $7,231 of estimated interest expense included in the PT pro-forma results.  For the three months ending September 30, 2019, there is $18,355 of estimated amortization expense and $3,099 of estimated interest expense included in the PT pro-forma results. For the nine months ending September 30, 2019, there is $55,066 of estimated amortization expense and $9,297 of estimated interest expense included in the PT pro-forma results.

For the three and nine months ended September 30, 2020, the PT operations had a net income before taxes of $0 which represented two months operations that was included in the Company’s Condensed Unaudited Consolidated Statement of Income. This consisted of $193,463 in revenues, $106,405 in cost of revenues, and $87,058 in operating expenses.

NOTE 11 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $6,177,000 as of September 30, 2020, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and begin to expire in the year 2024 to 2033.

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

Income tax provision (benefit) from continuing operations:

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Current:
Federal	$269,327	$-
State and local	77,223	-

Total current tax provision	346,550	-

Deferred:
Federal	(292,780)	-
State and local	(100,674)	-

Total deferred tax provision (benefit)	(393,454)	-

Total provision (benefit)	$(46,904)	$-

For the nine months ended September 30, 2020, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO) and 50% of meals, 100% entertainment expense which are not tax deductible. The benefit from continuing operations for the nine months ended September 30, 2020 was $46,904. The effective tax rate consists primarily of the 21% federal statutory tax rate and a blended 5% state and local tax rate.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of September 30, 2020, and December 31, 2019, long term debt and long term convertible debt issued in conjunction with various acquisitions are considered related party liabilities as holders are current employees of the Company, see Note 6.

NOTE 13 – SALE OF EDI PRACTICE

On August 26, 2019 the Company entered into that certain Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, SPS Commerce, Inc., as buyer (“Buyer” or “SPS”), and SWK, as seller (the “Seller”), pursuant to which the Buyer has agreed to acquire from the Seller certain assets (all intellectual property and accounts receivable) related to the MAPADOC business, which was the EDI practice. In consideration for the Acquired Assets (as defined in the Asset Purchase Agreement), at closing, SPS: (i) paid Seller $10,350,000 in cash (the “Initial Cash Payment”); and (ii) delivered $1,150,000 to an escrow account (the “Escrowed Property”) pursuant to the terms and conditions of that certain Escrow Agreement dated August 26, 2019 (the “Escrow Agreement”), for an aggregate consideration of $11,500,000 (the “Purchase Price”). Pursuant to the terms and conditions of that certain Escrow Agreement entered into in connection with the Asset Purchase Agreement, portions of the Escrowed Property will be released at six months and at twelve months following the date of closing of the Asset Purchase Agreement, to the extent that no indemnity claims against the Escrowed Property have been filed by the Buyer. On February 28, 2020, the Company received the first half of the escrow agreement ($575,000), per the agreement. There was also an adjustment to the Working Capital and an additional $162,868 was added to the gain on the sale of Mapadoc which was recognized in 2019 and paid in February 2020. On August 31, 2020, the Company received the second half of the escrow agreement ($575,000), per the agreement.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – DISCONTINUED OPERATIONS

The financial results of our EDI Practice (“Mapadoc”) through September 30, 2019 are presented as discontinued operations.  The following table presents the financial results of “Mapadoc.”

Mapadoc Income Statement for the three and nine months ended September 30, 2019

	3 Months Ending September 30, 2019	9 Months Ending September 30, 2019
Revenues:
Software product, net	139,168	445,025
Service, net	751,203	2,936,898
Total revenues, net	890,371	3,381,923

Cost of revenues:
Product	399	2,745
Service	382,777	1,387,926
Cost of revenues	383,176	1,390,671

Gross profit	507,195	1,991,252

Selling, general and administrative expenses:
Selling and marketing expenses	130,929	371,061
General and administrative expenses	85,690	540,822
Depreciation and amortization expenses	21,022	90,844
Total selling, general and administrative expenses	237,641	1,002,727

Income from discontinued operations	269,554	988,525
Gain from sale of discontinued operations	10,144,287	10,144,287
Provision for income taxes	(1,795,127)	(1,823,216)
Income from discontinued operations	8,618,714	9,309,596

NOTE 15 – SUBSEQUENT EVENTS

On October 1, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent (the “Sales Agent”) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $3,489,499 from time to time through the Sales Agent. Sales of the Company’s common stock through the Sales Agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the Sales Agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the Sales Agent under the 2020 At Market Agreement. The Company has not issued any common stock pursuant to the 2020 At Market Agreement.

On October 1, 2020, the Company acquired certain assets of Computer Management Services, LLC (“CMS”) pursuant to an Asset Purchase Agreement.  In consideration for the acquired assets, the Company paid $470 in cash and issued a promissory note to CMS in the principal aggregate amount of $170,000.  The CMS Note is due in 36 months from the closing date and bears interest at a rate of two (2%) percent per annum. Monthly payments including interest are $4,869.

On October 12, 2020, Ms. Christine Dye informed the Board of Directors of Silversun Technologies, Inc. (the “Company”) that she was resigning from her position as Chief Financial Officer of the Company, effective as of November 13, 2020 (the “CFO Transition”).

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

Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019.

During the nine months ended September 30, 2020 the Company continued to expand its customer base, which prior to Covid-19, we believed would provide a basis for future growth, as revenues increased 4.83% from the same nine month period in the prior year.  The Company will continue to monitor the Covid-19 situation as it pertains to the disruption of our business and growth in future quarters and will take steps to establish mitigation strategies in order to try and minimize risk of any potential downturn for shareholders as well the health, safety and wellbeing of its employees and customers.

Revenues

Revenues for the three months ended September 30, 2020 increased $51,287 (0.51%) to $10,159,152 as compared to $10,107,865 for the three months ended September 30, 2019.  Revenues for the nine months ended September 30, 2020 increased $1,377,023 (4.83%) to $29,911,619 as compared to $28,534,596 for the nine months ended September 30, 2019. The increase for the three months ended September 30, 2020, can be attributed to the increase in consulting revenue offset by a decrease in software revenue while the increase for the nine months ended September 2020 can be attributed to both an increase in software sales and consulting revenue.

Software sales decreased $228,726 (12.24%) to $1,639,245 for the three months ended September 30, 2020 as compared to $1,867,971 for the three months ended September 30, 2019 due to a decrease in timing for both software sales and third party software sales. For the nine months ended September 30, 2020 software sales increased $436,226 (8.90%) to $5,335,112 from $4,898,886 for the same period in 2019. The increase is attributable to increased sales of third party solutions which add functionality to customer’s existing systems.

Service revenue increased by $280,013 to $8,519,907 for the three months ended September 30, 2020 from $8,239,894 for the same period in 2019, which represents an overall increase of 3.40%. Service revenue increased by $940,797 to $24,576,507 for the nine months ended September 30, 2020 from $23,635,710 for the same period in 2019, representing an overall increase of 3.98%. This increase is attributed to the increase in both consulting and subscription revenue.

Gross Profit

Gross profit for the three months ended September 30, 2020 increased $351,215 (9.49%) to $4,051,991 as compared to $3,700,776 for the three months ended September 30, 2019. For the three month period ended September 30, 2020, the overall gross profit percentage was 39.89% as compared to 36.61% for the period ended September 30, 2019.

Gross profit for the nine months ended September 30, 2020 increased $887,459 (8.10%) to $11,842,804 as compared to $10,955,345 for the nine months ended September 30, 2019. For the nine month period ended September 30, 2020, the overall gross profit percentage was 39.59% as compared to 38.39% for the period ended September 30, 2019.

The gross profit attributed to software sales increased $42,416, or 6.67%, to $677,941 for the three months ending September 30, 2020 as compared to $635,525 in the three months ending September 30, 2019. This increase is due to sales of software with higher gross margins.  Gross profit attributed to software sales increased $152,201, or 8.19%, to $2,011,251 for the nine months ending September 30, 2020 as compared to $1,859,050 in the nine months ending September 30, 2019.   This increase is attributed to the increase in software sales for the period.

The gross profit attributed to services increased $308,799, or 10.07%, to $3,374,050 for the three months ending September 30, 2020 as compared to $3,065,251 for the three months ending September 30, 2019, while gross profit attributed to services increased $735,258, or 8.08%, to $9,831,553 for the nine months ending September 30, 2020 as compared to $9,096,295 for the nine months ending September 30, 2019. This increase is attributed to both the increase in subscription and maintenance revenue for the period.

Operating Expenses

Selling and marketing expenses decreased $12,952 (0.73%) to $1,752,319 for the three months ending September 30, 2020 from $1,765,271 in the three months ending September 30, 2019. Selling and marketing expenses increased $353,428 (6.97%) to $5,427,115 for the nine months ended September 30, 2020 compared to $5,073,687 for the nine months ended September 30, 2019. This is due to both additional headcount as well as increased variable compensation as a result of increased sales.

General and administrative expenses decreased $441,038 (17.87%) to $2,026,477 for the three months ending September 30, 2020 from $2,467,515 in the three months ending September 30, 2019. General and administrative expenses decreased $466,020 (7.06%) to $6,133,865 for the nine months ended September 30, 2020 as compared to $6,599,885 for the nine months ended September 30, 2019. This is primarily as a result of decreases in travel expenses as a result of less employees traveling during the pandemic, reduced credit card expenses as well as department changes for various employees, thereby reducing salary and benefit expense.

Depreciation and amortization expense increased $948 for the three months ended September 30, 2020 to $179,057 as compared to $178,109 for the three months ended September 30, 2019. Depreciation and amortization expense decreased $10,271 for the nine months ended September 30, 2020 to $528,636 as compared to $538,907 for the nine months ended September 30, 2019. This decrease is due to some equipment being fully depreciated in 2020.

Income (loss) from Continuing operations

For the three months ended September 30, 2020, the Company had income from continuing operations of $55,205 as compared to loss from continuing operations of $949,873 for the three months ended September 30, 2019. The increase is primarily due to increased revenue, as well as less general and administrative expenses.

For the nine months ended September 30, 2020, the Company had a loss from continuing operations of $203,396 as compared to loss from continuing operations of $1,547,609 for the nine months ended September 30, 2019. The decrease in loss is primarily due to increased revenue as well as less general and administrative expenses.

Liquidity and Capital Resources

The negative impact of Covid-19 on the economy creates tremendous uncertainty for the Company in the coming months and quarters.  Recent government reports indicate that there are currently over 10 million people unemployed in the U.S., many of whom work at our customer’s businesses or businesses similar to our customers.  The negative impact on our business is impossible to determine at this point, although it is likely that we will suffer negative consequences as many of these companies go out of business or decrease their technology spending.  The current confusion in SBA guidance as to whether the Company, as a publicly-traded entity,  was eligible  to retain its PPP Loan means that we may need to rely on our own limited resources to weather the anticipated economic downturn. Our competitors, almost all of whom are privately-held, and able to avail themselves of the PPP program, will make it more difficult for the Company to compete in the marketplace. Management will continue to monitor developments, explore various cost-cutting measures, and explore other sources of funding, but there is no guarantee we will be successful in doing so.

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 has a term of one (1) year and is subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 has a term of three (3) years and is not subject to a downward adjustment.

On October 1, 2020, the Company acquired certain assets of Computer Management Services, LLC (“CMS”) pursuant to an Asset Purchase Agreement.  In consideration for the acquired assets, the Company paid $470 in cash and issued a promissory note to CMS in the principal aggregate amount of $170,000.  The CMS Note is due in 36 months from the closing date and bears interest at a rate of two (2%) percent per annum. Monthly payments including interest are $4,869.

On October 1, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent (the “Sales Agent”) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $3,489,499 from time to time through the Sales Agent. Sales of the Company’s common stock through the Sales Agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the Sales Agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the Sales Agent under the 2020 At Market Agreement. The Company has not issued any common stock pursuant to the 2020 At Market Agreement.

The Company currently has no line of credit or other credit facility with any lender.

As of September 30, 2020, the Company has $1,175,900 notes outstanding from acquisitions occurring between 2014 and 2020. Future payments on these notes are as follows:

Remainder of 2020	$84,378
2021	445,096
2022	396,714
2023	249,712
Total	$1,175,900

During the nine months ended September 30, 2020, the Company had a net decrease in cash of $1,585,806.  The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities of continuing operations

Operating activities for the nine months ended September 30, 2020 provided cash of $247,135 as compared to using cash of $1,201,035 for the same period in 2019. This increase in cash is primarily due to a decrease in the net loss for the period.

Cash provided by investing activities of continuing operations

Investing activities for the nine months ended September 30, 2020 provided cash of $867,005 as compared to $9,965,623 for the same period in 2019. This decrease in cash is due to proceeds received from the sale of the EDI practice in August 2019.

Cash used in financing activities of continuing operations

Financing activities for the nine months ended September 30, 2020 used cash of $2,699,946 as compared to $715,675 for the same period in 2019. The use was due primarily to the payment of the cash dividend in January 2020.

Cash flows from discontinued operations

Operating activities for discontinued operations for the nine months ended September 30, 2020 provided cash of $0 as compared to $899,537 for the same period in 2019.  This is due to the fact that the EDI practice was sold in August 2019, providing eight months of operating activities in 2019.

Investing activities of discontinued operations for the nine months ended September 30, 2020 used cash of $0 as compared to $127,678 for the same period in 2019. This was due to having no software being put into production in 2020 as a result of the EDI practice being sold in 2019.

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

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2020.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2020 or for fiscal 2019, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

On October 1, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a sales agent (the “Sales Agent”) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $3,489,499 from time to time through the Sales Agent. Sales of the Company’s common stock through the Sales Agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the Sales Agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the Sales Agent under the 2020 At Market Agreement. The Company has not issued any common stock pursuant to the 2020 At Market Agreement.

This Item 5 contains only a brief description of the material terms of the 2020 At the Market Agreement and does not purport to be a complete description of the rights and obligations of the parties to the 2020 At Market Agreement, and such descriptions are qualified in their entirety by reference to the full text of the 2020 At Market Agreement, filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 6.     Exhibits

1.1	At The Market Issuance Sales Agreement between SilverSun Technologies, Inc. and H.C. Wainwright & Co., LLC (incorporated herein by reference to Exhibit 1.1 on that Form S-3 registration statement filed with the SEC on October 2, 2020).
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERSUN TECHNOLOGIES, INC.

Dated: November 10, 2020	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Dated: November 10, 2020	By:	/s/ Christine Dye
Christine Dye
Principal Financial Officer and Principal Accounting Officer