Form 10-K
period 2020-12-31
SilverSun Technologies, Inc.
filed 2021-03-25
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020 based on a closing price of $2.01 was $3,915,930.

As of March 24, 2021, the registrant had 5,061,177 shares of its common stock, par value $0.00001 per share, outstanding.

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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. The COVID-19 pandemic could adversely affect us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects are uncertain. In addition, changes to statutes, regulations, or regulatory policies or practices because of, or in response to COVID-19, could affect us in substantial and unpredictable ways. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Annual Report on Form 10-K are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in our press releases, in our presentations, on our website and in other materials released to the public. Any or all of the forward-looking statements included in this Annual Report on Form 10-K and in any other reports or public statements made by us are not guarantees of future performance and may turn out to be inaccurate. These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

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

In this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, “SilverSun”, the “Company”, “we”, “us” or “our” refer to SilverSun Technologies, Inc., a Delaware corporation, and its subsidiaries.

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

•

Ability to Recruit, Manage and Retain Quality Personnel.  We have a track record of recruiting, managing and retaining skilled labor and our ability to do so represents an important advantage in an industry in which a shortage of skilled labor is often a key limitation for both clients and competitors alike. We recruit skilled labor from competitors and from amongst end users with experience using the various products we sell, whom we then train as consultants. We believe our ability to hire, manage and maintain skilled labor gives us an edge over our competitors as we continue to grow.

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

Intra-Company Growth

Our intra-company growth strategy is to increase our market penetration and client retention through the upgrade of, and expanded sales efforts with our existing products and managed services and development of new and enhanced software and technology solutions. Our client retention is sustained by our providing responsive, ongoing software and technical support and monitoring and maintenance services for both the solutions we sell and other client technology needs we provide.

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

Independent Software Vendors (“ISVs”). ISVs are publishers of both stand-alone software solutions and integrations that integrate with other third-party products. Our interest lies with ISVs selling into the small and medium-sized business marketplace, providing applications addressing e-commerce, mobility, security, and other functionalities. Since we have expertise in both selling directly to end-users and selling through a sales channel, we believe we can significantly enhance the sales volume of any potential acquisition via our existing infrastructure, our sales channel, and our internal marketing programs. There are many ISVs in North America, constituting a large and significant target base for our acquisition efforts.

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

In February 2021, the Company signed a non-binding letter of intent to acquire CT-Solution, Inc. ("CT"), a leading Indianapolis-based reseller of Sage Software solutions. Over the last 20 years, CT-Solution has implemented technology applications at prominent manufacturers, distributors, and professional service organizations throughout the Midwest. However, currently we have not entered into other any agreements or understandings for any acquisitions that management deems material.

Enterprise Resource Planning Software Strategy

Our ERP software strategy is focused on serving the needs of our expansive installed base of customers for our Sage 100cloud, Sage 500 ERP, and Sage BusinessWorks practices, while rapidly growing the number of customers using Sage X3 and Acumatica.  We currently have approximately 8,000 active ERP customers using one of these six solutions, including customers using certain add-on support products to these solutions.  In the past we, have focused primarily on on-premise mid-market Sage Software solutions but in the past three years have focused on larger enterprise-type offerings and cloud ERP solutions.  This has allowed us to increase our average deal size and to keep pace with the changing trends that we see in the industry.

Managed Services Strategy

The IT Managed Services market is broadly segmented by types of services, for example, managed datacenter, managed network, managed mobility, managed infrastructure, managed communications, managed information, managed security and other managed services. In addition, the market is segmented by market verticals, such as public sector, banking, financial services and insurance, education, retail, contact centers and service industries, high tech and telecommunications, healthcare and pharmaceuticals, travel and logistics, manufacturing, energy and utilities among others.

The recent trend in the industry shows that there is a high demand for managed services across every industry vertical. The implementation of managed services can reduce IT costs by 30% to 40% in such enterprises. This enables organizations to have flexibility and technical advantage. Enterprises having their services outsourced look forward to risk sharing and to reduce their IT costs and IT commitments, so that they can concentrate on their core competencies. Organizations implementing managed services have reported almost a 50% to 60% increase in the operational efficiency of their outsourced processes. Enterprises have accepted outsourcing services as a means to enable them to reduce their capital expenditure (CapEx) and free up internal sources. Newer managed services that penetrate almost all the industry domains, along with aggressive pricing in services, are being offered. This results in an increase in the overall revenues of the managed services market. It is observed that there is an increase in outsourcing of wireless, communications, mobility, and other value-added services, such as content and e-commerce facilities. With increasing technological advancements and the cost challenges associated with having the IT services in-house, we believe the future seems optimistic for managed services providers.

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

Warehouse Management Systems

We are resellers of the Accellos Warehouse Management System (“WMS”) software published by High Jump, Inc. (“High Jump”). High Jump develops warehouse management software for mid-market distributors. The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions. Directed picking, directed replenishment, and directed put-away are the key to WMS. The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However, the basic WMS will use a combination of item, location, quantity, unit of measure, and order information to determine where to stock, where to pick, and in what sequence to perform these operations.

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

We are required to enter into an annual Channel Partner Agreement with Sage Software whereby Sage Software appoints us as a non-exclusive partner to market, distribute, and support Sage 100 Cloud, Sage 500 ERP and Sage X3. The Channel Partner Agreement is for a one-year term, and automatically renews for an additional one-year term on the anniversary of the agreement’s effective date. These agreements authorize us to sell these software products to customers in the United States. There are no clauses in this agreement that limit or restrict the services that we can offer to customers. We also operate a Sage Software Authorized Training Center Agreement and are party to a Master Developers Program License Agreement.

For the years ended December 31, 2020 and 2019, purchases from one supplier through a “channel partner” agreement were approximately 15% and 19% respectively. This channel partner agreement is for a one-year term and automatically renews for an additional one-year term on the anniversary of the agreements effective date. Generally, the Company does not rely on any one specific supplier for all its purchases and maintains relationships with other suppliers that could replace its existing supplier should the need arise.

Customers

We market our products primarily throughout North America.  For the years ended December 31, 2020 and 2019, the top ten customers accounted for 10% ($4,246,257) and 10% ($3,903,702), respectively, of total revenues. Generally, we do not rely on any one specific customer for any significant portion of our revenue base. No single customer accounted for ten percent or more of our consolidated revenues base.

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

Employees

As of March 24, 2021, we had approximately 165 full time employees with 46 of our employees engaged in sales and marketing activities, 79 employees are engaged in service fulfillment, and 40 employees performing administrative functions.

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

On July 31, 2020, the Company entered into an Asset Agreement to acquire certain assets of Prairie Technology Solutions Group, LLC, (“PT”), a Chicago-based managed services provider ("MSP") which provides managed IT services, cybersecurity, and business continuity and disaster recovery services for small and medium-sized businesses pursuant to an Asset Agreement. This acquisition will help us in our plans to expand our MSP business to other regions where we currently have significant numbers of customers from our other technology businesses, including Phoenix, Southern California, the Pacific Northwest, and North Carolina.

On October 1, 2020, the Company acquired certain assets of Computer Management Services, LLC (“CMS”) pursuant to an Asset Purchase Agreement. CMS is in the business of selling and supporting enterprise resource planning and similar software for small and middle market companies. In addition to the strategic geographic benefits of this acquisition, it has provided additional revenues from its additional customers.

On December 1, 2020, the Company acquired certain assets of a company d/b/a Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement. BSS is an Oregon based reseller of Sage Software and Acumatica applications. In addition to the strategic geographic benefits of this acquisition, it has provided additional revenues from its additional customers.

In February 2021, the Company signed a non-binding letter of intent to acquire certain assets CT-Solution, Inc. ("CT"), a leading Indianapolis-based reseller of Sage Software solutions. The acquisition is expected to close in April 2021. Over the last 20 years, CT-Solution has implemented technology applications at prominent manufacturers, distributors, and professional service organizations throughout the Midwest.

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

Item 1A. Risk Factors

Risks Relating to our Business

We have a large accumulated deficit, may incur future losses and may be unable to maintain profitability.

As of December 31, 2020, and December 31, 2019, we had an accumulated deficit of $459,937 and $635,584, respectively. As of December 31, 2020, and December 31, 2019, we had stockholders’ equity of $7,279,992 and $8,894,660, respectively. We may incur net losses in the future. Our ability to achieve and sustain long-term profitability is largely dependent on our ability to successfully market and sell our products and services, control our costs, and effectively manage our growth. We cannot assure you that we will be able to maintain profitability. In the event we fail to maintain profitability, our stock price could decline.

We cannot accurately forecast our future revenues and operating results, which may fluctuate.

Our operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, we expect our revenues and operating results to fluctuate in the future due to a number of factors, including the following:

●	the timing of sales of our products and services;

●	disruption to the Company’s customers and revenue, labor workforce, unavailability of products and supplies used in operations due to the COVID-19 pandemic

●	the timing of product implementation, particularly large design projects;

●	unexpected delays in introducing new products and services;

●	increased expenses, whether related to sales and marketing, product development, or administration;

●	the mix of product license and services revenue; and

●	costs related to possible acquisitions of technology or businesses.

We may fail to develop new products or may incur unexpected expenses or delays.

Although we currently have fully developed products available for sale, we may need to develop various new technologies, products and product features and to remain competitive. Due to the risks inherent in developing new products and technologies — limited financing, loss of key personnel, and other factors — we may fail to develop these technologies and products or may experience lengthy and costly delays in doing so. Although we license some of our technologies in their current stage of development, we cannot assure that we will be able to develop new products or enhancements to our existing products in order to remain competitive.

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

Management has concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2020, based on the criteria set forth in 2013 Internal Control—Integrated Framework issued by the COSO.

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

There has been limited trading of our common stock since we began trading on the NASDAQ Capital Market in April 2017, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a smaller reporting company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community who generate or influence sales volume. Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

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

The Company leases office space in Chicago, IL with a monthly rent of $582. The lease expired May 31, 2020. This has been renewed for two years expiring May 31, 2022 at rate of $655 per month.

The Company leased office space in Seattle, WA with a monthly rent of $2,066. The lease expired May 31, 2020.

The Company leases office space in Sisters, OR with a monthly rent of $720. The lease expired on November 30, 2019 and is being rented on a month to month basis.

The Company leases 1,107 square feet of office space in San Diego, CA with a monthly rent of $4,184 escalating to $4,461 per month at the end of the lease term, February 28, 2021. The Company extended this lease for one month, ending March 31, 2021, for $4,461 for the one month.

On February 25, 2019, the Company signed a lease for 1,180 square feet of office space in Lisle, IL.  The lease begins April 1, 2019 with a monthly rent of $1,942 escalating to $2,040 by the end of the lease term March 31, 2022.

The Company leases 2,105 square feet of office space in Phoenix, AZ starting at $1,271 and escalating to $2,982 per month by the end of the term September 30, 2020. On June 25, 2020, the Company signed an extension to a lease for 2,105 square feet of space in Phoenix, Arizona. The lease begins October 1, 2020 and terminates September 30, 2023 with a monthly rent of $3,026 escalating to $3,201 per month in the third year.

The Company leases office space in Burr. Ridge, IL starting at $2,849 per month and escalating to $2,929 per month by the end of the term which ends July 30, 2022.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company has been listed and is traded on the NASDAQ Capital Market under the symbol “SSNT”.

(b) Holders of Common Equity

As of March 24, 2021, there were approximately 854 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

(c) Dividend Information

On December 24, 2019, the Company announced the payment of a $0.50 special cash dividend per share of Common Stock payable on January 14, 2020 for an aggregate amount of $2,250,636, which was applied against paid in capital.

On December 10, 2020, the Company announced the payment of a $0.40 special cash dividend per share of Common Stock payable on December 28, 2020 for an aggregate amount of $1,800,509 which was applied against paid in capital.

The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

Unregistered Equity Securities

There were no unregistered sales of the Company’s equity securities during 2020 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.026, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). In February 2021, ISM converted the outstanding balance of the loan in the amount of $479,111 into 119,004 shares of the Company’s common stock.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.026, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the Nellnube Note (the “Fixed Conversion Price”). In February 2021, Nellnube converted the outstanding balance of the loan in the amount of $191,645 into 47,602 shares of the Company’s common stock.

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company at 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV  89119.

Item 6. Selected Financial Data

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

SilverSun Technologies, Inc. is engaged in providing transformational business management applications and technologies and professional consulting services to small and medium size companies, primarily in the manufacturing, distribution and service industries.

We are executing a multi-pronged business strategy centered on recurring revenue, customer retention and on rapidly increasing the size of our installed customer base. The growth of our customer base is accomplished via our traditional marketing programs and acquisitions. After a customer is secured, our strategy is to up-sell and cross-sell, providing the customer with advanced technologies and third-party add-ons that help them digitally transform their business. These add-on products could include application hosting, cybersecurity, warehouse management, human capital management, payment automation, sales tax compliance or any number of other products or services that we represent. Many of these incremental products and services are billed on a subscription basis, often paying monthly for the service, which increases our monthly recurring revenue (“MRR”). This strategy increases the average revenue per customer, which facilitates our continued growth, and reduces our cost of customer acquisition, which enhances our profitability profile.

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

Distinguished as one of the largest Acumatica and Sage Software practices in North America, we resell enterprise resource planning software published by both Acumatica and Sage, which addresses the financial accounting requirements of small- and medium-size businesses focused on manufacturing and distribution.  We also offer services related to these sales, including design, installation, implementation, support and training.  These product sales are primarily packaged software programs installed on a user workstation, on a local area network server, or in a hosted environment.  The programs perform and support a wide variety of functions related to accounting, including financial reporting, accounts payable, accounts receivable and inventory management.

We employ consultants and host formal, topic-specific, training classes, both remotely and on-site at our clients’ facilities. Our consultants must pass annual subject matter examinations required by the software publisher to retain their product-based teaching certifications.   We also provide end-user technical support services through our support/help desk, which is available during normal business hours, Monday through Friday.  Our team of qualified product and technology consultants assist customers that contact us with questions about product features, functions, usability issues and configurations.  The support/help desk offers services in a variety of ways, including prepaid services, time and materials billed as utilized and annual support contracts.  Our customers can communicate with our support/help desk through email, chat, telephone and fax channels.

Led by specialized project managers, we provide professional services ranging from software customization to data migration to small- and medium-size business consulting.

We also are resellers of the Warehouse Management System (“WMS”) software published by Korber, which develops warehouse management software for middle market distributors.   The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions. Directed picking, directed replenishment, and directed put-away are the key to WMS. The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However, the basic WMS will use a combination of item, location, quantity, unit of measure and order information to determine where to stock, where to pick, and in what sequence to perform these operations. The Accellos WMS software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. Accellos also works as part of a complete operational solution by integrating seamlessly with RF hardware, accounting software, shipping systems and warehouse automation equipment.  We market the Accellos solution to our existing and new medium-sized business clients.

Investing in the acquisition of other companies and proprietary business management solutions has been an important growth strategy for our Company, allowing us to rapidly expand into new geographic markets and create new and exciting profit centers.  To date, we have completed a series of strategic ventures that have served to fundamentally strengthen our Company’s operating platform and materially expand our footprint to nearly every U.S. state.  More specifically, over the past fifteen years, we have outright acquired, acquired select assets of or entered into revenue sharing agreements with Business Tech Solutions Group, Inc.; Wolen Katz Associates; AMP-BEST Consulting, Inc.; IncorTech; Micro-Point, Inc.; HighTower, Inc.; Point Solutions, LLC; SGEN, LLC., ESC, Inc., 2000 SOFT, Inc., Productive Tech Inc., The Macabe Associates, Oates & Co; Pinsight Technology, Inc.; Info Sys Management, Inc., Nellnube, Inc., Partners in Technology Inc., Prairie Technology Solutions Group, Inc., Computer Management Services, LLC and Business Software Solutions.

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

During 2020 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

Results of Operations

Revenues

Revenues for the year ended December 31, 2020 increased $2,717,924 (7.1%) to $41,220,406 as compared to $38,502,482 for the year ended December 31, 2019.

Software sales increased by $784,898 (11.4%) to $7,661,580 in 2020 from $6,876,682 in 2019.  The increase is attributable to an increase in sales of cloud-based ERP software and increased sales of third-party solutions which add functionality to customer’s existing systems.

Service revenue increased by $1,933,026 (6.1%) to $33,558,826 in 2020 from $31,625,800 in 2019. The overall increases are primarily due to increases in services related to increased volume of sales of software.

Gross Profit

Gross profit for the year ended December 31, 2020 increased $1,900,527 (12.9%) to $16,578,981 as compared to $14,678,454 for the year ended December 31, 2019. The increase in overall gross profit for this period is largely attributable to the increase in revenues and the sale of higher margin products and services. For the year ended December 31, 2020, the overall gross profit percentage was 40.2% as compared to 38.1 % for the year ended December 31, 2019.

The gross profit attributed to software sales increased $355,601(13.2%) to $3,052,691 for 2020 from $2,697,090 in 2019. For the year ended December 31, 2020, the gross profit percentage for software was 39.8% as compared to 39.2 % for the year ended December 31, 2019. While revenues may decrease because of the shift to a subscription business model, our margins will, for the most part, not significantly change. The mix of products being sold by the Company changes from time to time which causes the overall gross margin percentage to vary.

The gross profit attributed to services increased $1,544,926 (12.9%) to $13,526,290 for 2020 from $11,981,364 in 2019. This increase is attributed to the increases in consulting revenue as well as increases in network managed services and application hosting. For the year ended December 31, 2020, the gross profit percentage for services was 40.3% as compared to 37.9% for the year ended December 31, 2019. The increase in the gross profit percentage can be attributed to the increase in network managed services and application hosting which has a higher gross profit as well as the overall change in product mix.

Operating Expenses

Selling and marketing expenses increased $527,167 (7.7%) to $7,365,912 for the year ended December 31, 2020 as compared to $6,838,745 for the year ended December 31, 2019. This increase is due to both additional headcount as well as increased variable compensation because of increased sales.

General and administrative expenses decreased $499,407 (5.7%) to $8,273,558 for the year ended December 31, 2020 as compared to $8,772,965 for the year ended December 31, 2019. This decrease is primarily the result of decreases in travel expenses as a result of less employees traveling during the pandemic, reduced credit card expenses as well as department changes for various employees, thereby reducing salary and benefit expense. In addition, in 2019 the Company incurred a one-time legal expense of approximately $115,000 associated with the cost of defense of the previously announced and settled shareholder derivative suit.

Depreciation and amortization expense for the year ended December 31, 2020 was $705,932 as compared to $720,035 for the year ended December 31, 2019. This decrease is due to some equipment being fully depreciated in 2020.

Impairment for intangible asset expense for the year ended December 31, 2020 was $-0- as compared to $236,860 for the year ended December 31, 2019.  The decrease is due to the write-off of software in 2019 that will no longer be marketed.

Income (Loss) from Continuing Operations

As a result of the above, the Company generated income from continuing operation of $223,385 for the year ended December 31, 2020 as compared to a loss from continuing operation in the amount of $1,907,061 for the year ended December 31, 2019.

Other Expense

For the year ended December 31, 2020 other expense was $347 as compared to $15,809 for the year ended December 31, 2019, primarily because of lower interest expense.

Income (Loss) from Continuing Operations Before Taxes

As a result of the above, the Company generated income from continuing operation before taxes of $223,038 for the year ended December 31, 2020 as compared to a loss from continuing operation before taxes in the amount of $1,922,870 for the year ended December 31, 2019.

Income Taxes

For the year ended December 31, 2020, the Company recorded a tax provision of $47,391 as compared to a benefit of $455,006 for the year ended December 31, 2019 because of the income generated in the current year. State provision requirements were calculated based on the estimated tax rate.

Net Income (Loss) from Continuing Operations

As a result of the above, the Company generated net income from continuing operation of $175,647 for the year ended December 31, 2020 as compared to a net loss from continuing operation in the amount of $1,467,864 for the year ended December 31, 2019.

Liquidity and Capital Resources

The negative impact of Covid-19 on the economy creates tremendous uncertainty for the Company in the coming months and quarters. While our Company has not been significantly impacted as a result of this uncertainty, the negative impact on our business, in the future, is impossible to determine at this point, although it is likely that we could suffer negative consequences as many companies go out of business or decrease their technology spending.

As previously disclosed, SWK Technologies, Inc. (“SWK”), a wholly-owned subsidiary of SilverSun Technologies, Inc. (the “Company”), entered into a promissory note (the “Note”) with JPMorgan Chase Bank, N.A. (the “Lender”), which provided for a loan in the amount of $3,150,832 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). At the time SWK applied for the PPP Loan, we believed that it qualified to receive funds pursuant to the then published PPP qualification and certification requirements. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP Loan (the “New Guidance”). Out of an abundance of caution and in light of the New Guidance, SWK determined to pay off the entire amount of the PPP Loan. Accordingly, the PPP Loan was paid in full to the Lender on May 18, 2020, resulting in the full satisfaction of the Note. Under the terms of the PPP Loan, SWK had the right to repay the Note without penalty.

As such, we need to rely on our own limited resources to weather the anticipated economic downturn. Our competitors, almost all of whom are privately held, and able to avail themselves of the PPP program, will make it more difficult for the Company to compete in the marketplace. Management will continue to monitor developments, explore various cost-cutting measures, and explore other sources of funding, but there is no guarantee we will be successful in doing so.

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

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.026, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). In February 2021, ISM converted the outstanding balance of the loan in the amount of $479,111 into 119,004 shares of the Company’s common stock.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.026, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the Nellnube Note (the “Fixed Conversion Price”). In February 2021, Nellnube converted the outstanding balance of the loan in the amount of $191,645 into 47,602 shares of the Company’s common stock.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,984. At December 31, 2020 and December 31, 2019, the outstanding balances of the loan were $64,040 and $121,968, respectively.

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 has a term of one (1) year and is subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 has a term of three (3) years and is not subject to a downward adjustment. At December 31, 2020 the outstanding balance on the PT notes were $310,000.

On October 1, 2020, SWK acquired certain assets of Computer Management Services, LLC, (“CMS”) pursuant to an Asset Purchase Agreement for and the issuance of a promissory note in the aggregate principal amount of $170,000 (the “CMS Note”) for a total of $287,598.  The CMS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,869. At December 31, 2020 the outstanding balance of the loan was $160,821.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”).  The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,031. At December 31, 2020 the outstanding balance of the loan was $230,000.

In February 2021, the Company received net proceeds of $3,382,352, excluding legal expenses, from the sale of 393,300 of common stock under its Registration Statement on Form S-3 and the previously disclosed At Market Issuance Sales Agreement with a sales agent.

During the year ended December 31, 2020, the Company had a net decrease in cash of $2,062,985. The Company’s principal sources and uses of funds were as follows:

Cash provided by (used in) operating activities of continuing operations

The Company provided $1,729,091 in cash from continuing operating activities for the year ended December 31, 2020 as compared to using $903,307 of cash for continuing operating activities for the year ended December 31, 2019. This increase is in cash provided by operating activities is primarily due to an increase in income and the decrease in accounts receivable offset partially by the decrease in accounts payable and deferred revenues.

Cash provided by investing activities of continuing operations

Investing activities for the year ended December 31, 2020 provided cash of $839,808 as compared to providing $8,152,790 of cash for the year ended December 31, 2019. This decrease in cash provided is due to proceeds received from the sale of the EDI practice in August 2019 and which did not occur during the year ended December 31, 2020.

Cash used in financing activities of continuing operations

Financing activities for the year ended December 31, 2020 used cash of $4,631,884 as compared to using cash of $870,170 for the year ended December 31, 2019. This increase in cash used in financing activities is mostly attributed to the payment of a cash dividends in January 2020 and December 2020.

Cash flows from discontinued operations

There were no cash flows related to discontinued operations for the year ended December 31, 2020.

Operating activities for discontinued operations for the year ended December 31, 2019 provided cash of $505,910. This is due to the fact that Mapadoc EDI was sold in August 2019, providing eight months of operating activities in 2019.

Investing activities of discontinued operations for the year ended December 31, 2019 used cash of $127,679.

The Company believes that it has adequate liquidity to fund its operating plans for at least the next twelve months from the date of issuance of these financial statements.

There was no significant impact on the Company’s operations because of inflation for the year ended December 31, 2020.

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

Business Combinations

We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within S,G&A.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740, “Income Taxes”. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized for financial reporting purposes but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized.

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

The Company accounts for uncertainties in income taxes under ASC 740-10-50 which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

The Company has federal net operating loss (“NOL”) carryforwards which are subject to limitations under Section 382 of the Internal Revenue Code.

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2017 to 2020 remain open to examination for both the U.S. federal and state jurisdictions.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There were no liabilities for uncertain tax positions at December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2020 and 2019.

Off Balance Sheet Arrangements

During fiscal 2020, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements are contained in pages F-1 through F-28 which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended December 31, 2020.

Item 9A. Controls and Procedures

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

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.

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

(c) Changes to Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2020, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 24, 2021:

Name	Age	Position	Officer and/or Director Since

Mark Meller	61	Chairman, President, Chief Executive Officer and Director	2003

Joseph Macaluso	69	Chief Financial Officer	2021

Stanley Wunderlich	73	Director	2011

Kenneth Edwards	62	Director	2021

John Schachtel	59	Director	2017

Mark Meller, Chief Executive Officer, President, Director

Mr. Mark Meller has been the President and Director of the Company since September 15, 2003 and was further appointed Chief Executive Officer on September 1, 2004. He became Chairman of the Board on May 10, 2009. Mr. Meller is currently the President, Chief Executive Officer and Chairman of the Board of Directors. From September 2003 through January 2015, he was Chief Financial Officer of the Company. From October 2004 until February 2007, Mr. Meller was the President, Chief Executive Officer, Chief Financial Officer and Director of Deep Field Technologies, Inc. From December 15, 2004 until September 2009, Mr. Meller was the President, Chief Executive Officer, Chief Financial Officer and Director of MM2 Group, Inc. From August 29, 2005 until August 2006, Mr. Meller was the President, Chief Executive Officer and Chief Financial Officer of iVoice Technology, Inc. From 1988 until 2003, Mr. Meller was Chief Executive Officer of Bristol Townsend and Co., Inc., a New Jersey based consulting firm providing merger and acquisition advisory services to middle market companies. From 1986 to 1988, Mr. Meller was Vice President of Corporate Finance and General Counsel of Crown Capital Group, Inc, a New Jersey based consulting firm providing advisory services for middle market leveraged buy-outs (LBO’s). Prior to 1986, Mr. Meller was a financial consultant and practiced law in New York City. He is a member of the New York State Bar.

Mr. Meller has a B.A. from the State University of New York at Binghamton and a J.D. from the Boston University School of Law.

In evaluating Mr. Meller’s specific experience, qualifications, attributes and skills in connection with his appointment to our board, we took into account his experience in the industry and his knowledge of running and managing the Company.

Joseph Macaluso, Chief Financial Officer

Joseph Macaluso has over 30 years of experience in financial management. Mr. Macaluso has served as Chairman of the Audit Committee and a Director of the Company since 2015 before becoming its Chief Financial Officer on January 4, 2021. Mr. Macaluso has been the Principal Accounting Officer of Tel-Instrument Electronics Corp., a developer and manufacturer of avionics test equipment for both the commercial and military markets since 2002. Previously, he had been involved in companies in the medical device and technology industries holding positions including Chief Financial Officer, Treasurer and Controller.

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

Kenneth Edwards, Director

Mr. Edwards combines over 40 years of experience in the accounting and finance industry. Previously, he has been involved with a few certified public accounting firms as well as companies in various other industries holding positions including Partner, Managing Director, Chief Financial Officer and Senior Vice-President of Finance. Ken currently serves as Chief Financial Officer of Edison Learning, Inc., an Education Management Company. Ken joined Edison Learning, Inc. in September 2017. From July 2016 to September 2017, he was Managing Director for CFO Strategies, LLC, a company involved in outsourced CFO and Controller services. From July 1981 to July 1993 and from October 2000 to June 2016, he was with several public accounting firms (Coopers & Lybrand, BDO Seidman, Edwards & Company and Cohn Reznick) in various roles until his retirement from Cohn Reznick as an Audit Partner in June 2016. During the period from July 1993 to July 1997, he served as Senior Vice President of Finance for Home State Holdings, Inc., an insurance holding company that focused on property and casualty insurance, and from July 1997 to September 2000 as Chief Financial Officer for Menu Direct, Inc. a specialty food manufacturer. Ken is currently a member of the Advisory Board of Robert Wood Johnson University Hospital, located at Somerset New Jersey. He previously served as a Director and Treasurer for the Urban League of Morris Country and as a Director and Chairperson for the Hope Chest Scholarship Foundation. He has an undergraduate accounting degree from Goshen College.

The Board believes that Mr. Edwards’ extensive experience as a CPA makes him well-qualified to help guide the Audit Committee of the Board. The Board has determined that Mr. Edwards meets the current independence and experience requirements contained in the listing standards of The Nasdaq Capital Markets and is an audit committee financial expert as defined in Securities and Exchange Commission regulations.

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

Board Composition and Director Independence

Our board of directors consists of four members: Mr. Mark Meller, Mr. Stanley Wunderlich, Mr. Kenneth Edwards, and Mr. John Schachtel.  The directors will serve until our next annual meeting and until their successors are duly elected and qualified. The Company defines “independent” as that term is defined in Rule 5605(a)(2) of the NASDAQ listing standards.

In making the determination of whether a member of the board is independent, our board considers, among other things, transactions and relationships between each director and his immediate family and the Company, including those reported under the caption “Certain Relationships and Related-Party Transactions”. The purpose of this review is to determine whether any such relationships or transactions are material and, therefore, inconsistent with a determination that the directors are independent. On the basis of such review and its understanding of such relationships and transactions, our board affirmatively determined that Mr. Wunderlich, Mr. Edwards, and Mr. Schachtel have qualified as independent and that they have no material relationship with us that might interfere with his or her exercise of independent judgment.

Board Committees

The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  Currently, the Audit Committee consists of Mr. Kenneth Edwards, Mr. Stanley Wunderlich and Mr. John Schachtel. Mr. Edwards, Chairman of the Audit Committee, may be deemed a financial expert as defined in Item 407(d)(5) of Regulation S-K.

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

Currently, the Nominating and Corporate Governance Committee consists of Mr. Kenneth Edwards, Mr. Stanley Wunderlich and Mr. John Schachtel. Mr. Wunderlich serves as Chairman.  The Nominating and Corporate Governance Committee operates pursuant to a written charter, a current copy of which is publicly available on the investor relations portion of our website.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2020, including those reports that we have filed on behalf of our directors and Section 16 officers, no director, Section 16 officer, beneficial owner of more than 10% of the outstanding common stock, or any other person subject to Section 16 of the Exchange Act, failed to file with the SEC on a timely basis during the fiscal year ended December 31, 2020.

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer, Chief Financial Officer, and Controller to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2020 and 2019.

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Mark Meller	2020	$885,758	$-	$-	$-	$-	$-	$-	$885,758
President, Chief Executive Officer, and Director	2019	$777,986	$-	$-	$-	$-	$-	$-	$777,986

Christine Dye,	2020	$218,500	$80,400	$-	$-	$-	$-	$-	$298,900
Chief Financial Officer (1) (2)	2019	$213,692	$53,000	$-	$-	$-	$-	$-	$262,692

(1)

Effective November 13, 2020, resigned from her position as Chief Financial Officer of the Company. To facilitate a transition of her duties, the Company and Ms. Dye entered into a Separation Agreement, effective as of October 13, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, Ms. Dye’s employment with the Company will end on November 13, 2020 and Ms. Dye will receive separation payments in an aggregate gross amount of $47,400.00.

(2)

On January 4, 2021, the Board of Directors of SilverSun Technologies, Inc. (the “Company”) appointed Mr. Joseph Macaluso as Chief Financial Officer of the Company (the “CFO Appointment”). Concurrently, Mr. Joseph Macaluso submitted his resignation from his positions as a member of the Board and Chairman of the Audit Committee of the Company.

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

Joseph Macaluso, Chief Financial Officer

In connection with the CFO Appointment, Mr. Macaluso entered into an offer letter (the “Offer Letter”) with the Company. Pursuant to the Offer Letter, Mr. Macaluso is to receive a base salary at the annual rate of Two Hundred Fifteen Thousand Dollars ($215,000) and a one-time cash sign on bonus in the amount of Thirty Thousand Dollars ($30,000). Mr. Macaluso is eligible for a discretionary bonus of up to Twenty percent (20%) of the Annual Rate. Pursuant to the Offer Letter, Mr. Macaluso’s employment with the Company is at-will and it may be terminated with or without cause.

Outstanding Equity Awards at Fiscal Year-End 2020

The Company had no outstanding equity awards to the executives named above at the end of the most recent completed fiscal year.

Director Compensation

The following Director Compensation Table sets forth the compensation of our directors for the fiscal year ending on December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley Wunderlich	12,000	-	-	-	-	-	12,000

Joseph Macaluso (1) (2)	18,000	-	-	-	-	-	18,000

John Schachtel	18,000	-	-	-	-	-	18,000

(1)

On January 4, 2021, the Board of Directors (the “Board”) of SilverSun Technologies, Inc. (the “Company”) appointed Mr. Joseph Macaluso as Chief Financial Officer of the Company (the “CFO Appointment”). Concurrently, Mr. Joseph Macaluso submitted his resignation from his positions as a member of the Board and Chairman of the Audit Committee of the Company, Mr. Macaluso did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

(2)

On January 4, 2021, in connection with the Resignation of Mr. Macaluso, the Board appointed Mr. Kenneth E. Edwards Sr. as a member of the Board and Chairman of the Audit Committee. Mr. Edwards will be paid $1,667 per month, payable quarterly for his service as a member of the board and as Chairman of the Audit Committee.

We pay only our independent directors for their service on our board of directors. Mr. Wunderlich is paid $1,000 per month, payable quarterly for his service as a member of the board and as Chairman of the Nominating and Governance Committee. Mr. Macaluso was paid $1,500 per month, payable quarterly for his service as a member of the board and as Chairman of the Audit Committee. Mr. Schachtel is paid $1,500 per month, payable quarterly for his service as a member of the board and as Chairman of the Compensation Committee. Mr. Edwards will be paid $1,667 per month, payable quarterly for his service as a member of the board and as Chairman of the Audit Committee.

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

On January 4, 2021, we entered into a director agreement (“Edwards Director Agreement”) with Kenneth Edwards, pursuant to which Mr. Edwards was appointed to the Board effective January 4, 2021 (the “Effective Date”). The Edwards Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Edwards is re-elected to the Board. Under the Edwards Director Agreement, Mr. Edwards is to be paid a stipend of $5,000 (the “Stipend”) payable quarterly.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 24, 2021 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 24, 2021. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 24, 2021 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o SilverSun Technologies, Inc. at 120 Eagle Rock Ave, Suite 330, East Hanover, NJ 07936.

	Number of Shares of Common Stock Beneficially Owned	Percentage of Ownership of Common Stock (1)

Officers and Directors
Mark Meller Chief Executive Officer, President and Chairman	2,006,534	39.65%

Joseph Macaluso
Chief Financial Officer	-	-

Kenneth Edwards Director	-	-

Stanley Wunderlich Director	1,400	*

John Schachtel
Director	11,031	*

Officers and Directors as a Group	2,018,965	39.89%

5% Beneficial Shareholders
Jeffrey Roth (2)	440,082	8.70%

Ault Global Holdings, Inc. (3)	286,774	5.67%

Bard Associates (4)	229,863	4.54%

*         denotes less than 1%

(1)

Based on 5,061,177 shares of Common Stock outstanding as of March 24, 2021. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)

All information about Mr. Roth is based on a Form 4 filed with the SEC on February 16, 2021. Mr. Roth is a former employee of SWK Technologies, Inc, a wholly-owned subsidiary of SilverSun Technologies, Inc.

(3)	All information about Ault Global Holdings, Inc., and related parties, is based on a Schedule 13-D filed with the SEC on March 18, 2021.
(4)	All information about Bard Associates, Inc. is based on a Schedule 13G filed with the SEC on February 12, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

There are no outstanding options to purchase our securities as of December 31, 2020.

The following table sets forth information as of December 31, 2020 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	855,030
Equity compensation plans not approved by security holders.	-	$-	-
Total	-	$-	-

2004 Stock Incentive Plan

The Company adopted the 2004 Stock Incentive as the amended Plan (the “2004 Plan”) in order to attract and retain qualified employees, directors, independent contractors or agents of the Company.  The 2004 Plan terminated on September 29, 2014; options granted before that date were not affected by plan termination. At December 31, 2020 and 2019, -0- and 26,280 options remained outstanding under the 2004 Plan, respectively.

2019 Equity and Incentive Plan

The Company adopted the 2019 Equity and Incentive Plan (the “2019 Plan”) to order provide long-term incentives for employees and non-employees to contribute to the growth of the Company and attain specific performance goals. The 675,000 shares available under the 2019 Plan represent approximately 13% of the Company’s 5,061,177 currently outstanding shares (the “Share Reserve”). The Share Reserve will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 180,030 shares (which is the equivalent of 4.0% of the 4,500,755 shares of common stock outstanding as of September 30, 2019).  As of March 24, 2021, no securities were issued.

Item 13. Certain Relationships and Related Transactions

The Company leased its Seattle, WA office space from Mary Abdian, an employee of SWK.  The lease which expires on September 30, 2018, was terminated by mutual consent on May 31, 2019, and the lease continued on a month-to-month basis with a monthly rent of approximately $2,066. The Company ended the lease on May 31, 2020. Total rent paid for 2020 and 2019 was $10,195 and $24,117 respectively under this lease.

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

Services	2020	2019
Audit Fees	$106,281	$95,000

Audit - Related Fees	53,694	-

Tax fees	$56,823	30,000

All Other Fees	-	-

Total	$216,798	$125,000

Prior to engaging our accountants to perform a particular service, our Audit Committee obtains an estimate for the service to be performed. All the services described above were approved by the Audit Committee in accordance with its procedures.

PART IV

Item 15. Exhibits

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003).

21.1 *	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	XBRL Taxonomy Extension Definition Linkbase
101.LAB *	XBRL Taxonomy Extension Label Linkbase
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSUN TECHNOLOGIES, INC.

Date: March 25, 2021	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Date: March 25, 2021	By:	/s/ Joseph Macaluso
Joseph Macaluso
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark Meller	Principal Executive Officer	March 25, 2021
Mark Meller

/s/ Stanley Wunderlich	Director	March 25, 2021
Stanley Wunderlich

/s/ Kenneth Edwards	Director	March 25, 2021
Kenneth Edwards

/s/ John Schachtel	Director	March 25, 2021
John Schachtel

/s/ Joseph Macaluso	Principal Financial Officer	March 25, 2021
Joseph Macaluso

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SilverSun Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SilverSun Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion or the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition

Description of the Matter

As described in Note 2 to the financial statements, the Company recognizes revenue mainly from the resale of software products, maintenance and professional consulting services. The Company enters into contracts with customers that may include combinations of products and services, which are generally distinct and recorded as separate performance obligations. Revenue is recognized when control of the distinct performance obligation is transferred. For example, product revenue is recognized at a point in time while maintenance and professional consulting services revenue is recognized over time. Auditing the Company’s revenue is a critical audit matter due to the effort required to analyze the high volume of transactions, significance of the total amounts recognized as revenue, and timing of when revenue is recognized.

How We Addressed the Matter in Our Audit

Our audit procedures related to the Company’s revenue recognition included, among others, selecting a sample of recorded revenue transactions and examining customer source documents for each selection, including the contract or agreement and invoices and payment support. In addition, we evaluated management’s application of the Company’s accounting policy, tested the mathematical calculation of revenue and associated timing of revenue recognized in the financial statements.

/s/ Friedman LLP

We have served as the Company’s auditor since 2004.

East Hanover, New Jersey
March 25, 2021

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2020	2019
ASSETS
Current assets:
Cash	$6,595,416	$8,658,401
Escrow accounts receivable	-	1,150,000
Accounts receivable, net of allowance of $375,000	1,580,242	2,529,545
Unbilled services	52,072	183,484
Prepaid expenses and other current assets	400,820	455,434

Total current assets	8,628,550	12,976,864

Property and equipment, net	523,040	712,627
Operating lease right-of-use assets	1,373,720	698,840
Intangible assets, net	3,126,336	2,607,301
Goodwill	1,011,952	891,000
Deferred tax assets	1,039,084	874,482
Deposits and other assets	198,726	192,158

Total assets	$15,901,408	$18,953,272

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,875,115	$2,210,618
Accrued expenses	1,330,786	1,189,746
Accrued dividend	-	2,250,636
Accrued interest	21,206	15,378
Income taxes payable	318,031	152,355
Long term debt – current portion	262,301	131,795
Long term convertible debt – current portion	282,699	277,106
Finance lease obligations – current portion	118,658	162,625
Operating lease liabilities – current portion	481,250	262,020
Deferred revenue	2,039,241	2,006,983

Total current liabilities	6,729,287	8,659,262

Long term debt net of current portion	502,560	64,072
Long term convertible debt net of current portion	434,783	717,482
Finance lease obligations net of current portion	62,316	180,976
Operating lease liabilities net of current portion	892,470	436,820

Total liabilities	8,621,416	10,058,612

Commitments and Contingencies

Stockholders’ equity:
Preferred Stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares 4,501,271 and 4,501,271 issued and outstanding as of December 31, 2020 and 2019, respectively	46	46
Additional paid-in capital	7,739,883	9,530,198
Accumulated deficit	(459,937)	(635,584)

Total stockholders’ equity	7,279,992	8,894,660

Total liabilities and stockholders’ equity	$15,901,408	$18,953,272

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2020	December 31, 2019

Revenues:
Software product, net	$7,661,580	$6,876,682
Service, net	33,558,826	31,625,800
Total revenues, net	41,220,406	38,502,482

Cost of revenues:
Product	4,608,889	4,179,592
Service	20,032,536	19,644,436
Total cost of revenues	24,641,425	23,824,028

Gross profit	16,578,981	14,678,454

Operating expenses:
Selling and marketing expenses	7,365,912	6,838,745
General and administrative expenses	8,273,558	8,772,965
Share-based compensation expenses	10,194	16,910
Impairment of intangible assets	-	236,860
Depreciation and amortization expenses	705,932	720,035
Total selling, general and administrative expenses	16,355,596	16,585,515

Income (loss) from continuing operations	223,385	(1,907,061)

Other (expense) income:
Other income	13,269	24,005
Interest expense, net	(13,616)	(39,814)
Total other expense, net	(347)	(15,809)

Income (loss) from continuing operations before taxes	223,038	(1,922,870)

(Provision) Benefit for income taxes	(47,391)	455,006

Income (loss) from continuing operations	175,647	(1,467,864)

Discontinued operations
Income from discontinued operations	-	988,525
Gain on sale of discontinued operations	-	10,307,155
Provision for income taxes	-	(3,033,590)
Income from discontinued operations	-	8,262,090

Net income	$175,647	$6,794,226

Basic earnings (loss) per share applicable to common shareholders:
Continuing operations	0.04	(0.33)
Discontinued operations	-	1.84
Net income	0.04	1.51

Diluted earnings (loss) per share applicable to common shareholders:
Continuing operations	0.04	(0.33)
Discontinued operations	-	1.84
Net income	0.04	1.51

Weighted average shares outstanding:
Basic	4,501,271	4,500,827
Diluted	4,501,271	4,500,827

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2019	-	$-	1	$1	4,500,755	$46	$11,763,923	$(7,429,810)	$4,334,160

Cancellation of Series B stock	-	-	(1)	(1)	-	-	1	-	-
Cash dividend declared	-	-	-	-	-	-	(2,250,636)	-	(2,250,636)
Exercised stock warrants	-	-	-	-	516	-	-	-	-
Share-based compensation	-	-	-	-	-	-	16,910	-	16,910
Net income	-	-	-	-	-	-	-	6,794,226	6,794,226
Balance at December 31, 2019	-	$-	-	$-	4,501,271	$46	$9,530,198	$(635,584)	$8,894,660
Cash dividend	-	-	-	-	-	-	(1,800,509)	-	(1,800,509)
Share-based compensation	-	-	-	-	-	-	10,194	-	10,194
Net income	-	-	-	-	-	-	-	175,647	175,647

Balance at December 31, 2020	-	$-	-	$-	4,501,271	$46	$7,739,883	$(459,937)	$7,279,992

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2020	2019
Cash flows from operating activities:
Net income	$175,647	$6,794,226
Net income from discontinued operations	-	8,262,090
Net income (loss) from continuing operations	175,647	(1,467,864)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(164,602)	(455,006)
Depreciation and amortization	314,369	338,103
Amortization of intangibles	391,563	381,933
Amortization of right of use assets	416,061	212,164
Bad debt expense	(2,274)	139,270
Share-based compensation	10,194	16,910
Impairment of intangible asset	-	236,860

Changes in assets and liabilities:
Accounts receivable	977,451	(605,611)
Unbilled services	131,412	(16,888)
Prepaid expenses and other current assets	54,614	(21,707)
Deposits and other assets	354	(152,368)
Accounts payable	(335,503)	182,400
Accrued expenses	141,040	(232,808)
Income tax payable	165,676	132,350
Accrued interest	5,828	750
Deferred revenues	(136,678)	620,365
Operating lease obligations	(416,061)	(212,160)
Net cash provided by (used in) operating activities of continuing operations	1,729,091	(903,307)

Cash flows from investing activities:
Purchase of property and equipment	(124,782)	(70,672)
Acquisition of business	(185,410)	(60,000)
Escrow accounts receivable	1,150,000	-
Proceeds from sale of EDI practice, net of fees and taxes	-	8,365,192
Software development costs	-	(81,730)
Net cash provided by investing activities of continuing operations	839,808	8,152,790

Cash flows from financing activities:
Payment of cash dividend	(4,051,145)	(225,038)
Proceeds from PPP loan	3,150,832	-
Payment of PPP loan	(3,150,832)	-
Payment of contingent consideration	-	(22,548)
Payment for repurchase of common stock	-	-
Payment of long-term debt	(141,006)	(206,760)
Payment of long-term convertible debt	(277,106)	(271,622)
Payment of capital lease obligations	(162,627)	(144,202)
Net cash used in financing activities of continuing operations	(4,631,884)	(870,170)

Cash flows from discontinued operations
Operating activities of discontinued operations	-	505,910
Investing activities of discontinued operations	-	(127,679)
Net cash provided by discontinued operations	-	378,231

Net (decrease) increase in cash	(2,062,985)	6,757,544
Cash, beginning of year	8,658,401	1,900,857

Cash, end of year	$6,595,416	$8,658,401

Supplemental Schedule of Cash Flow Information:
During the year, cash was paid for the following:
Income taxes	$41,957	$1,907,382
Interest	$36,915	$39,814

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended December 31, 2020:

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

The Company leases office space in Chicago, IL with a monthly rent of $582. The lease expired May 31, 2020. This has been renewed for two years expiring May 31, 2022 at rate of $655 per month.

On July 1, 2020 the Company entered into an operating lease in Phoenix, Arizona. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $103,451.

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). The Prairie Tech Notes bear interest at a rate of 4% per annum. The Company also received deferred revenue in the amount of $51,748 and deposits of $32,896. The Company assumed office lease in Burr. Ridge, IL starting at $2,849 per month and escalating to $2,929 per month by the end of the term which ends July 30, 2022. The Company also recognized right-of-use assets and related liabilities in the amount of $64,863.

On October 1, 2020, SWK acquired certain assets of Computer Management Services, LLC, (“CMS”) pursuant to an Asset Purchase Agreement for cash of $410, liabilities in the form of clients deposits related to technical support in the amount of $50,115 and prepaid time from clients in the amount of $67,073, and the issuance of a promissory note in the aggregate principal amount of $170,000 (the “CMS Note”) for a total of $287,598.  The CMS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,869.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”).  The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,031.

On December 9, 2020, the Company declared a $0.40 special cash dividend per share of Common Stock payable on December 28, 2020 for shareholders of record on December 28, 2020 for an aggregate amount of $1,800,509.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS(Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended December 31, 2019 (continued):

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 1 – DESCRIPTION OF BUSINESS

“SilverSun Technologies, Inc. (“SilverSun”) through our wholly owned subsidiaries SWK Technologies, Inc. (“SWK”), Secure Cloud Services, Inc. (“SCS”) and Critical Cyber Defense Corp. (“CCD”) (together with SWK, SCS and SilverSun, the “Company” is a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the “Cloud”. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Human Capital Management (“HCM”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, cybersecurity, application hosting, disaster recovery business continuity, cloud migration and other services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Arizona, Southern California, North Carolina, Washington, Oregon and Illinois.”

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

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19), which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations, and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, inability of customers to pay outstanding accounts receivable due and owing to the Company as they limit or shut down their businesses,  customers seeking relief or  extended payment plans relating to accounts receivable due and owing to the Company, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the years ended December 31, 2020 and 2019.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Business Combinations

We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within SG&A.

Definite Lived Intangible Assets and Long-lived Assets

Purchased intangible assets are recorded at fair value using an independent valuation at the date of acquisition and are amortized over the useful lives of the asset using the straight-line amortization method.

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. A triggering event occurred with the sale of Mapadoc EDI and an analysis was prepared by management. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. Impairment losses of $ -0- and $236,860, were identified and recorded for the years ended December 31, 2020 and 2019 respectively.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Components of revenue:

	For the Year Ended December 31
	2020	2019
Professional Consulting	$13,617,958	$12,055,878
Maintenance Revenue	7,152,209	7,722,181
Software revenue	7,661,580	6,876,682
Ancillary Service Revenue	12,788,659	11,847,741
	$41,220,406	$38,502,482

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of December 31, 2020, there was $167,267 in deferred maintenance, $308,343 in deferred support services, and $1,563,631 in deposits for future consulting services. As of December 31, 2019, there was $145,977 in deferred maintenance, $159,165 in deferred support services, and $1,701,841 in deposits for future consulting services.

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

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2020 and December 31, 2019, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of December 31, 2020 and December 31, 2019 for cash, accounts receivable, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

Leases

On January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition method applied at the effective date of the standard. Results for reporting periods beginning after January 1, 2019 are presented under the new leasing standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting. The Company has elected to utilize the package of practical expedients at the time of adoption, which allows the Company to (1) not reassess whether any expired or existing contracts are or contain leases, (2) not reassess the lease classification of any expired or existing leases, and (3) not reassess initial direct costs for any existing leases. The Company also has elected to utilize the short-term lease recognition exemption and, for those leases that qualified, the Company did not recognize right-of-use (“ROU”) assets or lease liabilities.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases (continued)

The Company accounts for its leases in accordance with ASC 842 Leases. The Company leases office space and equipment. The Company concludes on whether an arrangement is a lease at inception. This determination as to whether an arrangement contains a lease is based on an assessment as to whether a contract conveys the right to the Company to control the use of identified property, plant or equipment for period of time in exchange for consideration. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes these lease expenses on a straight-line basis over the lease term.

The Company has assessed its contracts and concluded that its leases consist of finance and operating leases. Operating leases are included in operating lease right-of-use (ROU) assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company determines an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate represents a significant judgment that is based on an analysis of the Company’s credit rating, country risk, treasury and corporate bond yields, as well as comparison to the Company’s borrowing rate on its most recent loan. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At December 31, 2020, the Company had cash on deposit of approximately $5,900,593 in excess of the federally insured limits of $250,000.

As of December 31, 2020, no one customer represented more than 10% of the total accounts receivable and unbilled services. As of December 31, 2019, one customer represented 14% of the total accounts receivable and unbilled services.

For the years ended December 31, 2020 and 2019, the top ten customers accounted for 10% ($4,246,257) and 10% ($3,903,702), respectively, of total revenues. The Company does not rely on any one specific customer for any significant portion of its revenue base.

For the years ended December 31, 2020 and 2019, purchases from one supplier through a “channel partner” agreement were approximately 15% and 19% respectively. This channel partner agreement is for a one-year term and automatically renews for an additional one-year term on the anniversary of the agreements effective date.

For the year ended December 31, 2020 two suppliers represented approximately 39% of accounts payable. For the year ended December 31, 2019, one supplier represented approximately 15% of total accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash.  As of December 31, 2020, the Company believes it has no significant risk related to its concentration of accounts receivable.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

The Company maintains an allowance for bad debt estimated by considering several factors, including the length of time the amounts are past due, the Company’s previous loss history and the customer’s current ability to pay its obligations.  Accounts are written off against the allowance when deemed uncollectable.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method described in FASB ASC 740, “Income Taxes”. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized for financial reporting purposes but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized.

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

The Company accounts for uncertainties in income taxes under ASC 740-10-50 which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that the Company determine whether the benefits of its tax positions are more-likely-than-not of being sustained upon audit based on the technical merits of the tax position. The Company recognizes the impact of an uncertain income tax position taken on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.

The Company has federal net operating loss (“NOL”) carryforwards which are subject to limitations under Section 382 of the Internal Revenue Code.

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2017 to 2020 remain open to examination for both the U.S. federal and state jurisdictions.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There were no liabilities for uncertain tax positions at December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2020 and 2019.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement

FASB ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and prescribes disclosures about fair value measurements.

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

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The Company’s current financial assets and liabilities approximate fair value due to their short-term nature and include cash, accounts receivable, accounts payable, and accrued liabilities.  The carrying value of longer-term leases and debt obligations approximate fair value as their stated interest rates approximate the rates currently available. The Company’s goodwill and intangibles are measured at fair-value on a non-recurring basis using Level 3 inputs, as discussed in Note 5 and 9.

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

Recent Authoritative Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments -Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements.  The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. We have evaluated the requirements of this standard on our financial assets and have concluded that the adoption of this ASU, beginning January 1, 2021, will not have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This standard is effective for annual periods beginning after December 15, 2020, including interim reporting periods within these annual periods. We do not expect the adoption of this standard to have a significant impact on our financial position and results of operations.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

NOTE 3 – NET INCOME (LOSS) PER COMMON SHARE

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period.  Diluted income per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding options, warrants and convertible securities to the extent they are dilutive. As of December 31, 2020, and 2019, the average market prices for the years ended are less than the exercise price of all the outstanding stock options and warrants, therefore, the inclusion of the stock options and warrants would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive, the convertible promissory notes have also been excluded from the Company’s computation of income (loss) per common share from continuing operations for the years ended December 31, 2020 and 2019.  Therefore, basic and diluted income (loss) per common share for continuing operations for the years ended December 31, 2020 and 2019 are the same.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Basic net income (loss) from continuing operations per share computation:
Net income (loss) from continuing operations	$175,647	$(1,467,864)
Weighted-average common shares outstanding	4,501,271	4,500,827
Basic net income (loss) per share	$0.04	$(0.33)
Diluted net income (loss) from continuing operations per share computation:
Net income (loss) per above	$175,647	$(1,467,864)
Interest on convertible note	-	-
Net income (loss)	175,647	(1,467,864)
Weighted-average common shares outstanding	4,501,271	4,500,827
Incremental shares for convertible promissory note, warrants And stock options	-	-
Total adjusted weighted-average shares	4,501,271	4,500,827
Diluted net loss per share	$0.04	$(0.33)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Stock options	-	26,280
Warrants	4,988	191,543
Convertible promissory notes	178,212	247,041

Total potential dilutive securities not included in loss per share	183,200	464,864

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2020	December 31, 2019
Leasehold improvements	$165,701	$98,831
Equipment, furniture, and fixtures	2,900,252	2,842,340
	3,065,953	2,941,171
Less: Accumulated depreciation and amortization	(2,542,913)	(2,228,544)

Property and equipment, net	$523,040	$712,627

Depreciation and amortization expense related to these assets for the years ended December 31, 2020 and 2019 was $314,369 and $338,103.

Property and equipment under finance leases (included in Note 7) are summarized as follows:

	December 31, 2020	December 31, 2019
Equipment, furniture, and fixtures	$708,272	$708,272
Less: Accumulated amortization	(433,100)	(248,497)

Property and equipment, net	$275,172	$459,775

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	December 31, 2020	December 31, 2019	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 –7
Intellectual property, customer list, and acquired contracts	5,340,612	4,430,014	5 –15
Total intangible assets	$5,730,694	$4,820,096
Less: accumulated amortization	(2,604,358)	(2,212,795)
	$3,126,336	$2,607,301

Amortization expense related to the above intangible assets was $391,563 and $381,933, respectively, the years ended December 31, 2020 and 2019. Impairment on intangible assets was $-0- and $236,860 for the years ended December 31, 2020 and 2019, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 5 – INTANGIBLE ASSETS (Continued)

The Company expects future amortization expense to be the following:

Amortization

2021	$429,412
2022	362,709
2023	299,597
2024	299,597
2025	292,740
thereafter	1,442,281
Total	$3,126,336

NOTE 6 – LINE OF CREDIT, CONVERTIBLE DEBT, LONG TERM DEBT, RELATED PARTY AND PPP LOAN

On September 11, 2018, SWK entered into a Revolving Demand Note (the “JPM Revolving Demand Note”) by and between SWK and JPMorgan Chase Bank (“JPM Lender”), a commercial lender. The JPM Lender had agreed to loan SWK up to a principal amount of two million dollars. The interest rate on the JPM Revolving Demand Note was to be a variable rate, equal to the “Adjusted LIBOR Rate”, plus two and one quarter percent (2.25%) per annum.  The JPM Revolving Demand Note was secured by all of SWK’s assets pursuant to a Security Agreement. The line was also collateralized by substantially all the assets of the Company. On August 26, 2019, all amounts owed to JPM Lender under the JPM Revolving Demand Note were paid and the JPM Revolving Demand Note terminated and is of no further force or effect.

On May 6, 2014, SWK acquired certain assets of ESC, Inc. pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $350,000 (the “ESC Note”). The ESC Note matured on April 1, 2019. Monthly payments were $6,135 including interest at 2% per year. At December 31, 2020 and December 31, 2019, the outstanding balances were $-0- and $-0-, respectively.

On July 6, 2015, SWK acquired certain assets of Productive Tech Inc. (PTI) pursuant to an Asset Purchase Agreement for cash of $500,000 and a promissory note for $600,000 (the “PTI Note”).  The PTI Note was due in 60 months from the closing date and with an interest rate of two and one half (2.5%) percent.  Monthly payments including interest are $10,645. THE PTI Note matured and last payment made on July 1, 2020. At December 31, 2020 and December 31, 2019, the outstanding balances on the PTI Note were $-0- and $73,899, respectively.

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.026, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). At December 31, 2020 and December 31, 2019, the outstanding balances on the ISM Note were $512,487 and $710,420, respectively. In February 2021, ISM converted the outstanding balance of the loan in the amount of $479,111 into 119,004 shares of the Company’s common stock.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 6 – LINE OF CREDIT, CONVERTIBLE DEBT, LONG TERM DEBT, RELATED PARTY AND PPP LOAN (Continued)

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the Nellnube Note, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.026, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the Nellnube Note (the “Fixed Conversion Price”). At December 31, 2020 and December 31, 2019, the outstanding balances on the Nellnube Note were $204,995 and $284,168 respectively. In February 2021, Nellnube converted the outstanding balance of the loan in the amount of $191,645 into 47,602 shares of the Company’s common stock.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,984. At December 31, 2020 and December 31, 2019, the outstanding balances of the loan were $64,040 and $121,968, respectively.

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 has a term of one (1) year and is subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 has a term of three (3) years and is not subject to a downward adjustment. At December 31, 2020 the outstanding balance on the PT notes were $310,000.

On October 1, 2020, SWK acquired certain assets of Computer Management Services, LLC, (“CMS”) pursuant to an Asset Purchase Agreement for cash of $410, clients deposits related to technical support in the amount of $50,115, prepaid time from clients in the amount of $67,073, and the issuance of a promissory note in the aggregate principal amount of $170,000 (the “CMS Note”) for a total of $287,598.  The CMS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,869. At December 31, 2020 the outstanding balance on the note was $160,821.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”).  The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,031. At December 31, 2020, the outstanding balance of the loan was $230,000.

Total convertible debt and long-term debt balances at December 31, 2020 and 2019 were $1,482,343 and $1,190,455, respectively, of which $545,000 and $408,901 was classified as current portion at December 31, 2020 and 2019, respectively.

At December 31, 2020, future payments of promissory notes are as follows over each of the next five fiscal years:

2021	$545,000
2022	498,634
2023	343,942
2024	46,918
2025	47,849
Total	$1,482,343

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 6 – LINE OF CREDIT, CONVERTIBLE DEBT, LONG TERM DEBT, RELATED PARTY AND PPP LOAN (Continued)

As previously disclosed, SWK Technologies, Inc. (“SWK”), a wholly-owned subsidiary of SilverSun Technologies, Inc. (the “Company”), entered into a promissory note (the “Note”) with JPMorgan Chase Bank, N.A. (the “Lender”), which provided for a loan in the amount of $3,150,832 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). At the time SWK applied for the PPP Loan, we believed that it qualified to receive funds pursuant to the then published PPP qualification and certification requirements. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP Loan (the “New Guidance”). Out of an abundance of caution and in light of the New Guidance, SWK determined to pay off the entire amount of the PPP Loan. Accordingly, the PPP Loan was paid in full to the Lender on May 18, 2020, resulting in the full satisfaction of the Note. Under the terms of the PPP Loan, SWK had the right to repay the Note without penalty.

NOTE 7 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with the following:

	December 31, 2020	December 31, 2019
Weighted average remaining lease terms	1.31	2.33
Weighted average interest rates	5.6%	5.53%

At December 31, 2020, future payments under finance leases are as follows:

2021	$125,591
2022	57,586
2023	6,637
Total minimum lease payments	189,814
Less amounts representing interest	(8,840)
Present value of net minimum lease payments	180,974
Less current portion	(118,658)
Long-term capital lease obligation	$62,316

NOTE 8 – OPERATING LEASE LIABILITIES

The Company leases office space in eleven different locations with monthly payments ranging from $744 to $10,279 which expire at various dates through April 2025.

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

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2020 and 2019 are as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term	2.93	3.42
Weighted average discount rate	4.77%	4.77%

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 8 – OPERATING LEASE LIABILITIES (Continued)

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2020:

2021	$535,097
2022	425,489
2023	356,844
2024	141,457
2025 and thereafter	20,510
Total undiscounted future minimum lease payments	1,479,397
Less: Difference between undiscounted lease payments and discounted lease liabilities	(105,677)
Total operating lease liabilities	$1,373,720
Less current portion	(481,250)
Long-term operating lease liabilities	$892,470

Total rent expense under operating leases for the year ended December 31, 2020 was $548,336 as compared to $417,467 for the year ended December 31, 2019. Rent expense paid with cash was $552,613 for the year ended December 31, 2020 as compared to $423,469 for the year ended December 31, 2019.

NOTE 9 – EQUITY

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

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock.  Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended or discontinued at any time. The Company expects to finance the program from existing cash resources.  As of December 31, 2020, no repurchases have been made.

On December 24, 2019, the Company announced the payment of a $0.50 special cash dividend per share of Common Stock payable on January 14, 2020 for an aggregate amount of $2,250,636, which was applied against paid in capital.

On December 10, 2020, the Company announced the payment of a $0.40 special cash dividend per share of Common Stock payable on December 28, 2020 for an aggregate amount of $1,800,509 which was applied against paid in capital.

Stock Options

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Common Stock. The expected life of the options granted represents the period from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. There were no stock options granted for the year ended December 31, 2020. As of December 31, 2020, the Company has no outstanding stock options.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 9 – EQUITY (Continued)

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2020 and 2019 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2019	56,280	$3.75	1.0 years	$-0-
Options granted	-	-
Options canceled/forfeited	(30,000)	$3.78

Outstanding options at December 31, 2019	26,280	$3.71	0.7 years	$-0-
Options granted	-	$-
Options canceled/forfeited	(26,280)	$3.71

Outstanding options at December 31, 2020	-	$-	-	$-0-

Vested Options:
December 31, 2020:	-	$-	-	$-0-
December 31, 2019:	21,960	$3.72	0.6 years	$-0-

Total stock compensation recognized for the year ended December 31, 2020 and 2019 was $10,194 and $16,910, respectively

As of December 31, 2020, the unamortized compensation expense for stock options was $0.

Warrants

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term

Balance, January 1, 2019	208,241	$5.26	2.3 years
Granted	-	$-
Exercised	16,698	$5.09
Canceled	-	$-
Outstanding and Exercisable December 31, 2019	191,543	$5.28	.3 years

Granted	-	$-
Exercised	-	$-
Canceled	186,555	$5.31
Outstanding and Exercisable December 31, 2020	4,988	$4.01	1.24 years

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 10 – BUSINESS COMBINATIONS

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

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC, (“PT”) pursuant to an Asset Agreement for cash of $185,000 and the issuance of three promissory notes each in the amount of $103,333. Note 1 is due on the one- year anniversary of the closing date. Note 2 is due on the two-year anniversary of the closing date and Note 3 is due on the three-year anniversary of the closing date. Each note bears an interest rate of four percent (4%) per annum. Payments are due annually including interest. The allocation of the purchase price to customer list with an estimated life of ten years and goodwill, which is deductible for tax purposes, has been based on an independent valuation.

On October 1, 2020, the Company acquired certain assets of Computer Management Services, LLC (“CMS”) pursuant to an Asset Purchase Agreement.  In consideration for the acquired assets, the Company paid $410 in cash and issued a promissory note to CMS in the principal aggregate amount of $170,000.  The CMS Note is due in 36 months from the closing date and bears interest at a rate of two (2%) percent per annum. Monthly payments including interest are $4,869. The allocation of the purchase price to customer list with an estimated life of ten years and goodwill, which is deductible for tax purposes, has been based on an independent valuation.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”).  The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,031. The purchase price has been allocated to customer list with an estimated life of fifteen years. Upon completion of an independent valuation, the allocation of the purchase price to customer lists will be modified with the excess purchase consideration being allocated to goodwill.

The Company expects these acquisitions to create synergies by combining operations and expanding geographic market share and product offerings.

The Company expects these acquisitions to create synergies by combining operations and expanding geographic market share and product offerings.

The following summarizes the purchase price allocation for all prior year and current year’s acquisitions:

	PIT	PT	CMS	BSS (Preliminary)

Cash consideration	$60,000	$185,000	$410	$-
Note payable	174,000	310,000	170,000	230,000
Total purchase price	$234,000	$495,000	$170,410	$230,000

Deposits and other assets	$-	$32,896	$-	$-
Accounts Receivable	-	-	-	-
Customer List	228,000	406,000	274,115	230,000
Operating Lease Right-of-Use Assets	-	64,863	-	-
Goodwill	6,000	107,852	13,000	-
Total assets acquired	234,000	611,611	287,115	230,000

Deferred revenue	(-)	(51,748)	(111,705)	(-)
Contingent liability	(-)	(-)	(5,000)	(-)
Operating lease liability	(-)	(64,863)	-	(-)
Net assets acquired	$234,000	$495,000	$170,410	$230,000

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 10 – BUSINESS COMBINATIONS (Continued)

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2019, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the years ended December 31, 2020 and 2019 as if the acquisitions occurred on January 1, 2019. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of December 31, 2019 of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Year Ended December 31, 2020	Year Ended December 31, 2019
Net revenues	$42,774,741	$41,592,100
Cost of revenues	25,241,176	25,073,722
Operating expenses	17,237,828	18,013,296
Income (loss) before taxes	295,737	(1,494,918)
Net income (loss) from continuing operations	$278,519	$(1,059,912)
Basic and diluted income (loss) per common share	$0.06	$(0.24)

The Company’s consolidated financial statements for the years ending December 31, 2020 and 2019 include the actual results of PIT since the date of acquisition, January 1, 2019. The year ended December 31, 2020 pro-forma results above include seven months of results of PT, nine months of CMS and eleven months of BSS. For the year ending December 31, 2020, there is $23,683 of estimated amortization expense and $7,231 of estimated interest expense included in the PT pro-forma results, $20,598 of estimated amortization expense and $2,274 of estimated interest expense included in the CMS pro-forma results, and $30,118 of estimated amortization expense and $3,881 of estimated interest expense included in the BSS pro-forma results. For the year ended December 31, 2020, PT had a net loss of $5,739, CMS had net income of $116, 074 and BSS had a net loss $7,463. For the year ended December 31, 2020, the PT, CMS & BSS operations had a net income before taxes of $157,515 which represented 6 months of operations of PT, three months of operations of CMS and one months of operations of BSS that were included in the Company’s Consolidated Statement of Operations. This consisted of approximately $867,991 in revenues, $467,654 in cost of revenues and $242,822 in operating expenses.

The year ended December 31, 2019 pro-forma results above include total year results for PT, CMS and BSS. For the year ending December 31, 2019, there is $40,596 of estimated amortization expense and $12,630 of estimated interest expense included in the PT pro-forma results, $27,456 of estimated amortization expense and $2,893 of estimated interest expense included in the CMS pro-forma results, and $32,856 of estimated amortization expense and $4,196 of estimated interest expense included in the BSS pro-forma results. For the years ended December 31, 2019, there was no income included in the Company’s Statement of Operations for PT, CMS and BSS.

NOTE 11 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,800,000 as of December 31, 2020, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and begin to expire in the year 2024 to 2033.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$1,431,000	$1,517,482
Long lived assets	117,000	181,000
Share based payments	6,000	13,000
Allowance for doubtful accounts	107,000	109,000
Other	13,084	15,000
Deferred tax asset	1,674,084	1,835,482

Deferred tax liabilities:
Installment sale	-	(346,000)
Long lived assets	(173,000)	(278,000)
Deferred tax liabilities	(173,000)	(624,000)
Net deferred tax asset	1,501,084	1,211,482
Less: Valuation allowance	(462,000)	(337,000)
Net deferred tax asset	$1,039,084	874,482

For the year ended December 31, 2020, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to 50% of meals, 100% entertainment expense which are not tax deductible. The total tax provision for the year ended December 31, 2020 was $47,391.

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

A reconciliation of the statutory income tax rate to the effective rate is as follows for the period December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Federal income tax rate	21%	21%
State income tax, net of federal benefit	7%	6%
Permanent items	3%	-%
Return to provision for prior year	(7%)	-%
Other	(3%)	(3%)
Effective income tax rate	21%	24%

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 11 – INCOME TAXES (Continued)

Income tax provision (benefit) from continuing operations:

	Year Ended
	December 31,	December 31,
	2020	2019
Current:
Federal	$136,083	$-
State and local	75,910	-

Total current tax provision (benefit)	211,993	-

Deferred:
Federal	(115,221)	(342,006)
State and local	(49,381)	(113,000)

Total deferred tax provision (benefit)	(164,602)	(455,006)

Total provision (benefit)	$47,391	(455,006)

NOTE 12 – RELATED PARTY TRANSACTIONS

As of December 31, 2020 and 2019, long term debt and convertible debt are considered related party liabilities as holders are current employees of the Company, see Note 6.

The Company leased its Seattle, WA office space from Mary Abdian, an employee of SWK.  The lease which expires on September 30, 2018, was terminated by mutual consent on May 31, 2019 and the lease continued on a month-to-month basis with a monthly rent of approximately $2,066. The Company ended the lease on May 31, 2020. Total rent paid for 2020 and 2019 was $10,195 and $24,117 respectively under this lease.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 13 – COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 14 – SALE OF EDI PRACTICE

On August 26, 2019 the Company entered into and closed that certain Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among the Company, SPS Commerce, Inc., as buyer (“Buyer” or “SPS”), and SWK, as seller (the “Seller”), pursuant to which the Buyer has agreed to acquire from the Seller certain assets (all intellectual property and accounts receivable) related to the MAPADOC business, which was the EDI practice. In consideration for the Acquired Assets (as defined in the Asset Purchase Agreement), at closing, SPS: (i) paid Seller $10,350,000 in cash (the “Initial Cash Payment”); and (ii) delivered $1,150,000 to an escrow account (the “Escrowed Property”) pursuant to the terms and conditions of that certain Escrow Agreement dated August 26, 2019 (the “Escrow Agreement”), for an aggregate consideration of $11,500,000 (the “Purchase Price”). Pursuant to the terms and conditions of that certain Escrow Agreement entered into in connection with the Asset Purchase Agreement, portions of the Escrowed Property will be released at six months and at twelve months following the date of closing of the Asset Purchase Agreement, to the extent that no indemnity claims against the Escrowed Property have been filed by the Buyer. On February 28, 2020, the company received the first half of the escrow agreement ($575,000), per the agreement. There was also an adjustment to the Working Capital and an additional $162,868 was added to the gain on the sale of Mapadoc which was recognized in 2019 and paid in February 2020. On August 31, 2020, the Company received the second half of the escrow amount of $575,000 as per the agreement.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

NOTE 15 – DISCONTINUED OPERATIONS

The financial results of our EDI Practice (“Mapadoc”) through December 31, 2019 are presented as discontinued operations.  The following table presents the financial results of “Mapadoc.”

Mapadoc Results of Operations for the year ended December 31, 2019:

Year Ended
December 31, 2019
Revenues:
Software product, net	$445,025
Service, net	2,936,898
Total revenues, net	3,381,923

Cost of revenues:
Product	2,745
Service	1,387,926
Cost of revenues	1,390,671

Gross profit	1,991,252

Selling, general and administrative expenses:
Selling and marketing expenses	371,061
General and administrative expenses	540,822
Depreciation and amortization expenses	90,844
Total selling, general and administrative expenses	1,002,727

Income from discontinued operations	988,525
Gain from sale of discontinued operations	10,307,155
Provision for income taxes	(3,033,590)
Income from discontinued operations	$8,262,090
Calculation of gain on sale

Purchase Price*	$11,662,868
Net Assets at August 26, 2019	(1,575,547)
Net Liabilities at August 26, 2019	437,260
Expenses associated with the sale	(217,426)
Gain on sale	$10,307,155

*Includes $162,868 of working capital adjustment

NOTE 16 – SUBSEQUENT EVENTS

In January 2021, the Company entered into a new capital lease agreement with Dimension Funding for a finance lease in the amount of $90,007 for equipment.

In February 2021, ISM converted the outstanding balance of the loan into 119,004 shares of the Company’s common stock (see Note 6).

In February 2021, Nellnube converted the outstanding balance of the loan into 47,602 shares of the Company’s common stock (see Note 6).

In February 2021, the Company signed a letter of intent to acquire CT-Solution, Inc. ("CT"), a leading Indianapolis-based reseller of Sage Software solutions. Over the last 20 years, CT-Solution has implemented technology applications at prominent manufacturers, distributors, and professional service organizations throughout the Midwest.

In February 2021, the Company received net proceeds of $3,382,352, excluding legal expenses, from the sale of 393,300 of common stock under its Registration Statement on Form S-3 and the previously disclosed At Market Issuance Sales Agreement with a sales agent.