Form 10-Q
period 2021-03-31
SilverSun Technologies, Inc.
filed 2021-05-11
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

As of May 10, 2021, there were 5,061,177 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS

Current assets:
Cash	$9,356,136	$6,595,416
Accounts receivable, net of allowance of $375,000	1,904,057	1,580,242
Unbilled services	510,763	52,072
Prepaid expenses and other current assets	933,049	400,820

Total current assets	12,704,005	8,628,550

Property and equipment, net	534,744	523,040
Operating lease right-of-use assets	1,245,787	1,373,720
Intangible assets, net	3,006,099	3,126,336
Goodwill	1,011,952	1,011,952
Deferred tax assets	910,615	1,039,084
Deposits and other assets	198,726	198,726

Total assets	$19,611,928	$15,901,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,447,079	$1,875,115
Accrued expenses	1,352,994	1,330,786
Accrued interest	22,442	21,206
Income taxes payable	318,031	318,031
Long term debt – current portion	253,121	262,301
Long term convertible debt – current portion	-	282,699
Finance lease obligations – current portion	146,531	118,658
Operating lease liabilities – current portion	462,374	481,250
Deferred revenue	2,575,426	2,039,241

Total current liabilities	6,577,998	6,729,287

Long term debt net of current portion	472,295	502,560
Long term convertible debt net of current portion	-	434,783
Finance lease obligations net of current portion	89,450	62,316
Operating lease liabilities net of current portion	783,413	892,470

Total liabilities	7,923,156	8,621,416

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares, 5,061,177 and 4,501,271 shares issued and outstanding, respectively	52	46
Additional paid-in capital	11,793,978	7,739,883
Accumulated deficit	(105,258)	(459,937)

Total stockholders’ equity	11,688,772	7,279,992

Total liabilities and stockholders’ equity	$19,611,928	$15,901,408

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

Revenues:
Software product, net	$2,004,011	$1,769,171
Service, net	8,875,457	8,310,353
Total revenues, net	10,879,468	10,079,524

Cost of revenues:
Product	1,150,054	1,129,392
Service	4,982,877	5,097,922
Total cost of revenues	6,132,931	6,227,314

Gross profit	4,746,537	3,852,210

Selling, general and administrative expenses:
Selling and marketing expenses	1,719,308	1,941,324
General and administrative expenses	2,334,918	2,126,141
Share-based compensation expenses	992	3,399
Depreciation and amortization expenses	198,046	176,536
Total selling, general and administrative expenses	4,253,264	4,247,400

Income (loss) from operations	493,273	(395,190)

Other (expense) income:
Other income	-	5,725
Interest income (expense)	(10,025)	7,600
Total other income (expense)	(10,025)	13,325

Income (loss) before taxes	483,248	(381,865)

Provision (benefit) for income taxes	128,569	(89,750)

Net income (loss)	$354,679	$(292,115)

Net income (loss) per common share – basic and fully diluted	$0.07	$(0.06)
Weighted average shares outstanding:
Basic	4,765,292	4,501,271
Diluted	4,766,702	4,501,271

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	-	$-	-	$-	4,501,271	$46	$7,739,883	$(459,937)	$7,279,992

Issuance of common stock in exchange for convertible debt		-	-	-	166,606	2	670,755	-	670,757
Issuance of common stock from a public offering, net of expenses	-	-	-	-	393,300	4	3,382,348	-	3,382,352
Share-based compensation	-	-	-	-	-	-	992	-	992
Net income	-	-	-	-	-	-	-	354,679	354,679

Balance at March 31, 2021	-	$-	-	$-	5,061,177	$52	$11,793,978	$(105,258)	$11,688,772

FOR THE THREE MONTHS ENDED MARCH 31, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	-	$-	-	$-	4,501,271	$46	$9,530,198	$(635,584)	$8,894,660

Share-based compensation	-	-	-	-	-	-	3,399	-	3,399
Net loss	-	-	-	-	-	-	-	(292,115)	(292,115)

Balance at March 31, 2020	-	$-	-	$-	4,501,271	$46	$9,533,597	$(927,699)	$8,605,944

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$354,679	$(292,115)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	128,469	(263,000)
Depreciation and amortization	78,304	84,563
Amortization of intangibles	120,237	91,973
Amortization of right of use assets	127,933	117,663
Bad debt expense	-	5,574
Share-based compensation	992	3,399

Changes in assets and liabilities:
Accounts receivable	(323,815)	(423,476)
Unbilled services	(458,691)	(271,762)
Prepaid expenses and other current assets	(532,229)	72,688
Accounts payable	(428,036)	(409,953)
Accrued expenses	22,208	(127,360)
Income tax payable	-	173,000
Accrued interest	1,236	187
Deferred revenues	536,185	1,059,617
Operating lease obligations	(127,933)	(117,663)
Net cash used in operating activities	(500,461)	(296,665)

Cash flows from investing activities:
Purchase of property and equipment	-	(47,012)
Escrow accounts receivable	-	575,000
Net cash provided by investing activities	-	527,988

Cash flows from financing activities:
Payment of cash dividend	-	(2,250,636)
Proceeds from issuance of stock, net of expenses	3,382,352	-
Payment of long-term debt	(39,445)	(45,937)
Payment of long-term convertible debt	(46,725)	(68,759)
Payment of finance lease obligations	(35,001)	(43,209)
Net cash provided by (used in) financing activities	3,261,181	(2,408,541)

Net increase (decrease) in cash	2,760,720	(2,177,218)

Cash, beginning of period	6,595,416	8,658,401

Cash, end of period	$9,356,136	$6,481,183

Cash paid during period for:
Interest	$9,614	$8,487
Income taxes	$-	$25,250

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the three months ended March 31, 2021:

On January 18, 2021, the Company incurred approximately $90,007 in financial lease obligations for purchases of equipment.

In February 2021, ISM converted the outstanding balance of the ISM Note in the amount of $479,111 into 119,004 shares of the Company’s common stock. At March 31, 2021 and December 31, 2020, the outstanding balances on the ISM Note were $-0- and $512,487 respectively (see Note 6).

In February 2021, Nellnube converted the outstanding balance of the Nellnube Note in the amount of $191,645 into 47,602 shares of the Company’s common stock. At March 31, 2021 and December 31, 2020, the outstanding balances on the Nellnube Note were $-0- and $204,995 respectively (see Note 6).

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

SilverSun Technologies, Inc. (“SilverSun”) through our wholly owned subsidiaries SWK Technologies, Inc. (“SWK”), Secure Cloud Services, Inc. (“SCS”) and Critical Cyber Defense Corp. (“CCD”) (collectively the “Company”) is a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the “Cloud”. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Human Capital Management (“HCM”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, cybersecurity, application hosting, disaster recovery, business continuity, cloud and other services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Arizona, Southern California, North Carolina, Washington, Oregon and Illinois.

The Company is publicly traded and is listed and is traded on the NASDAQ Capital Market under the symbol “SSNT”.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2021, the results of operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020.  These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K.  The December 31, 2020 balance sheet included herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. Accordingly, the financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 25, 2021.

The accompanying unaudited condensed consolidated financial statements include the accounts of SilverSun and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three months ended March 31, 2021 and 2020.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three months ended March 31, 2021 and 2020.

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

Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of revenues.

Components of revenue:

	For the Three Months Ending March 31,
	2021	2020
Software revenue	$2,004,011	$1,769,171
Professional Consulting	3,512,313	3,521,680
Maintenance Revenue	1,852,673	1,698,476
Ancillary Service Revenue	3,510,471	3,090,197
	$10,879,468	$10,079,524

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services which will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of March 31, 2021, there was $180,847 in deferred maintenance, $435,741 in deferred support services, and $1,958,838, in deposits for future consulting services. As of December 31, 2020, there was $167,267 in deferred maintenance, $308,343 in deferred support services, and $1,563,631 in deposits for future consulting services.

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

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2021 and December 31, 2020, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying unaudited condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of March 31, 2021 and December 31, 2020 for cash, accounts receivable, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases

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

The Company has assessed its contracts and concluded that its leases consist of finance and operating leases. Operating leases are included in operating lease right-of-use (ROU) assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s unaudited condensed consolidated balance sheets.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At March 31, 2021 and December 31, 2020, the Company had cash on deposit of $8,458,344 and $5,900,593, respectively, in excess of the federally insured limits of $250,000.

As of March 31, 2021, one customer represented 14% of the total accounts receivable and unbilled services. As of December 31, 2020, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the three months ended March 31, 2021 and 2020, the Company’s top ten customers accounted for 14% ($1,499,790) and 14% ($1,445,088), respectively, of total revenues.  The Company does not rely on any one specific customer for any significant portion of its revenue.

For the three months ended March 31, 2021 and 2020, purchases from one supplier through a “channel partner” agreement were approximately 15% and 16% of cost of revenues, respectively.  This channel partner agreement is for a one-year term and automatically renews for an additional one-year term on the anniversary of the agreements effective date.

As of March 31, 2021, two suppliers represented approximately 25% of total accounts payable. For the year ended December 31, 2020 two suppliers represented approximately 39% of accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash.  As of March 31, 2021, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

There were no liabilities for uncertain tax positions at March 31, 2021 and December 31, 2020.

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

The Company’s goodwill, intangibles and lease obligations are measured at fair-value on a non-recurring basis using Level 3 inputs, as discussed in Notes 5 and 10.

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

Recently Adopted Authoritative Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments -Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements.  The amendment in this update replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses on instruments within its scope, including trade receivables. This was adopted on January 1, 2021 and did not have a significant impact on our financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - simplifying the accounting for income taxes (Topic 740), which is meant to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes.  The amendment also improves consistent application and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This was adopted on January 1, 2021 and did not have a significant impact on our financial position and results of operations.

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

Unaudited)

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

For the three months ended March 31, 2021 and 2020, the average market prices for the periods ended are less than the exercise price of all the outstanding stock options, therefore, the inclusion of the stock options would be anti-dilutive. For the three months ended March 31, 2020, since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible promissory notes have also been excluded from the Company’s computation of net loss per common share for continuing operations, therefore, basic and diluted net loss per common share for the three months ended March 31, 2020 are the same. For the three months ended March 31, 2021 since the convertible promissory notes have been converted into common stock, they have been excluded in the Company’s computation of net income (loss) per common share.

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Basic net income (loss) per share computation:
Net income (loss)	$354,679	$(292,115)
Weighted-average common shares outstanding	4,765,292	4,501,271
Basic net income (loss) per share	$0.07	$(0.06)
Diluted net income (loss) per share computation:
Net income (loss)	354,679	(292,115)
Weighted-average common shares outstanding	4,765,292	4,501,271
Incremental shares attributable to assumed conversion of stock options and Warrants	1,410	-
Total adjusted weighted-average shares	4,766,702	4,501,271
Diluted net income (loss) per share	$0.07	$(0.06)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on income (loss) per share.

	Three Months March 31, 2021	Three Months March 31, 2020
Stock options	99,990	22,280
Warrants	-	4,988
Convertible promissory notes	-	229,963

Total potential dilutive securities not included in income (loss) per share	99,990	257,231

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2021	December 31, 2020
Leasehold improvements	$98,831	$165,701
Equipment, furniture and fixtures	3,057,130	2,900,252
	3,155,961	3,065,953
Less: Accumulated depreciation and amortization	(2,621,217)	(2,542,913)

Property and equipment, net	$534,744	$523,040

Depreciation and amortization expense related to these assets for the three months ended March 31, 2021 and 2020 was $78,304 and $84,563, respectively.

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

The components of intangible assets are as follows:

	March 31, 2021	December 31, 2020	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 –7
Intellectual property, customer list, and acquired contracts	5,340,612	5,340,612	5 –15
Total intangible assets	$5,730,694	$5,730,694
Less: accumulated amortization	(2,724,595)	(2,604,358)
	$3,006,099	$3,126,336

Amortization expense related to the above intangible assets was $120,237 and $91,973, respectively, the three months ended March 31, 2021 and 2020.

The Company expects future amortization expense to be the following:

Amortization
Remainder of 2021	$323,885
2022	374,478
2023	311,365
2024	311,365
2025	304,508
2026	289,927
Thereafter	1,090,571

Total	$3,006,099

NOTE 6 – CONVERTIBLE DEBT AND LONG-TERM DEBT, RELATED PARTY AND PPP LOAN

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). In February 2021, ISM converted the outstanding balance of the ISM Note in the amount of $479,111 into 119,004 shares of the Company’s common stock. At March 31, 2021 and December 31, 2020, the outstanding balances on the ISM Note were $-0- and $512,487 respectively.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03 (the “Fixed Conversion Price”). In February 2021, Nellnube converted the outstanding balance of the Nellnube Note loan in the amount of $191,645 into 47,602 shares of the Company’s common stock. At March 31, 2021 and December 31, 2020, the outstanding balances on the Nellnube Note were $-0- and $204,995 respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE DEBT AND LONG-TERM DEBT, RELATED PARTY AND PPP LOAN (continued)

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,984. At March 31, 2021 and December 31, 2020, the outstanding balances on the PIT Note were $49,384 and $64,040 respectively.

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 has a term of one (1) year and is subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 has a term of three (3) years and is not subject to a downward adjustment. At March 31, 2021 and December 31, 2020, the outstanding balances on the PT Notes were $310,000 and $310,000 respectively.

On October 1, 2020, SWK acquired certain assets of Computer Management Services, LLC, (“CMS”) pursuant to an Asset Purchase Agreement for cash of $410, clients deposits related to technical support in the amount of $50,115, prepaid time from clients in the amount of $67,073, and the issuance of a promissory note in the aggregate principal amount of $170,000 (the “CMS Note”) for a total of $287,598.  The CMS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,869. At March 31, 2021 and December 31, 2020, the outstanding balances on the CMS Note were $146,994 and $160,821 respectively.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”).  The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,031. At March 31, 2021 and December 31, 2020, the outstanding balances on the BSS Note were $219,038 and $230,000 respectively.

Total convertible debt and long-term debt balances at March 31, 2021 and December 31, 2020 were $725,416 and $1,482,343, respectively, of which $253,121 and $545,000 was classified as current portion at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021, future payments of long-term debt are as follows:

Remainder of 2021	$222,857
2022	210,229
2023	197,564
2024	46,918
2025	47,848
Total	$725,416

SWK entered into a promissory note (the “Note”) with JPMorgan Chase Bank, N.A. (the “Lender”), which provided for a loan in the amount of $3,150,832 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). At the time SWK applied for the PPP Loan, we believed that it qualified to receive funds pursuant to the then published PPP qualification and certification requirements. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP Loan (the “New Guidance”). Out of an abundance of caution and in light of the New Guidance, SWK determined to pay off the entire amount of the PPP Loan. Accordingly, the PPP Loan was paid in full to the Lender on May 18, 2020, resulting in the full satisfaction of the Note. Under the terms of the PPP Loan, SWK had the right to repay the Note without penalty.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying unaudited condensed consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with the following:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term	1.59	1.31
Weighted average interest rate	4.66%	5.6%

At March 31, 2021 future payments under finance leases are as follows:

March 31, 2021
Remainder of 2021	$118,556
2022	91,281
2023	40,036
2024	2,783
Total minimum lease payments	252,656
Less amounts representing interest	(16,675)
Present value of net minimum lease payments	235,981
Less current portion	(146,531)
Long-term finance lease obligation	$89,450

NOTE 8 – OPERATING LEASE LIABILITY

The Company leases office space in nine different locations with monthly payments ranging from $744 to $10,279 which expire at various dates through April 2025. The Company also leases equipment with a monthly payment of $10,279 which expires February 2024.

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

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of March 31, 2021 are as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term	2.73	2.93
Weighted average discount rate	4.77%	4.77%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2021:

Remainder 2021	$391,645
2022	425,489
2023	356,844
2024	141,457
2025	20,510
Total undiscounted future minimum lease payments	1,335,945
Less: Difference between undiscounted lease payments and discounted lease liabilities	(90,158)
Total operating lease liabilities	$1,245,787
Less current portion	(462,374)
Long-term operating lease liabilities	$783,413

Total rent expense under operating leases for the three months ended March 31, 2021 and 2020 was $161,814 and $111,681, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – EQUITY

Equity

Common Stock At-The-Market Sales Program

On October 1, 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 At Market Agreement”) with a H.C. Wainwright &Co. (the “Sales Agent”) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $3,489,499 from time to time through the Sales Agent. Sales of the Company’s common stock through the Sales Agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the U.S. Securities and Exchange Commission. The Company will pay to the Sales Agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the Sales Agent under the 2020 At Market Agreement.

Shares of common stock sold under the 2020 At Market Agreement were made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-249238), filed with the Securities and Exchange Commission (the “SEC”) on October 2, 2020, as amended, and declared effective on October 23, 2020 (the “2020 Registration Statement”), and the prospectus  included in the 2020 Registration Statement. In February 2021, 393,300 shares of Common Stock were issued and sold generating $3,382,352, excluding legal expenses. No shares remain eligible for sale under the 2020 At Market Agreement.

In February 2021, ISM converted the outstanding balance of the loan in the amount of $479,111 into 119,004 shares of the Company’s common stock (see Note 6).

In February 2021, Nellnube converted the outstanding balance of the loan in the amount of $191,645 into 47,602 shares of the Company’s common stock (see Note 6).

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock.  Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended, or discontinued at any time. The Company expects to finance the program from existing cash resources.  As of March 31, 2021, no repurchases have been made.

Stock Options

The Company adopted the 2019 Equity and Incentive Plan (the “2019 Plan”) to order provide long-term incentives for employees and non-employees to contribute to the growth of the Company and attain specific performance goals.

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Common Stock. The expected life of the options granted represents the period of time from date of grant to expiration. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. On March 29, 2021, 99,990 stock options were granted with an exercise price of $6.53 per option and have a five-year term with a two-year vesting period at 50% per annum. The fair value of stock options granted was $4.888 per option on the date of grant using the Black Scholes option-pricing model with the following assumptions:

Dividend Yield	Risk-free Interest Rate	Volatility	Life

0.00%	0.89%	101.36%	5 years

For the three months ended March 31, 2021, the Company recorded share-based compensation expense of $992 as compared to $3,399 for the three months ended March 31, 2020.

As of March 31, 2021 and December 31, 2020, the unamortized compensation expense for stock options was $392,359 and $0, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – BUSINESS COMBINATIONS

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

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions of Prairie Technology Solutions Group, LLS (“PT”), acquired July 31, 2020, Computer Management Services, LLC (CMS”), acquired October 1, 2020 and Business Software Solutions (“BSS”), acquired December 1, 2020, occurred on January 1, 2020, nor is the financial information indicative of the results of future operations. The following table represents the unaudited condensed consolidated pro forma results of operations for the three months ended March 31, 2020 as if the acquisitions occurred on January 1, 2020. For the three months ended March 31, 2020, operating expenses have been increased for the amortization expense of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Three Months Ended March 31, 2020
Net revenues	$10,653,419
Cost of revenues	6,485,427
Operating expenses	4,564,559
Loss before taxes	(396,567)
Net loss	$(309,474)
Basic and diluted loss per common share	$(0.07)

The Company’s unaudited condensed consolidated financial statements for the three ended March 31, 2021 include the actual results of PT, CMS and BSS.

For the three months ending March 31, 2020, there is $10,149 of estimated amortization expense and $3,110 of estimated interest expense included in the PT pro-forma results, $6,864 of estimated amortization expense and $827,of estimated interest expense included in the CMS pro-forma results, and $8,214 of estimated amortization expense and $1,132,of estimated interest expense included in the BSS pro-forma results

For the three months ended March 31, 2021, the Prairie Tech, CMS & BSS operations had a net income before taxes of $107,796 which represented three months of operations for Prairie, CMS and BSS that were included in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2021. This consisted of approximately $524,640 in revenues, $285,329 in cost of revenues and $131,515 in operating expenses

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – INCOME TAXES

FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company does not have any unrecognized tax benefits.

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,700,000 as of March 31, 2021, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and begin to expire in the year 2024 to 2033.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and depreciation, gave rise to the Company’s deferred tax asset.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $911,000 and $1.04 million in deferred tax assets at March 31, 2021 and December 31, 2020, respectively.

For the three months ended March 31, 2021, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. For the three months ended March 31, 2021, the Company recorded a tax provision of $128,569 as compared to a tax benefit from the net loss before taxes for the three months ended March 31, 2020 in the amount of $89,750.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, long-term convertible debt issued in conjunction with various acquisitions are considered related party liabilities as holders are current employees of the Company, see Note 6. In February 2021, the outstanding balances of the loans were converted into common stock of the Company. As of March 31, 2021 and December 31, 2020, the outstanding balance for the long-term convertible debt was $-0- and $717,482, respectively.

At March 31, 2021 and December 31, 2020, certain long-term debt is considered related party liabilities holders are current employees of the Company. As of March 31, 2021 and December 31, 2020, the outstanding balances of this debt were $359,384 and $374,039, respectively.

NOTE 13 – SUBSEQUENT EVENTS

On April 1, 2021, the Company acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement.  In consideration for the acquired assets, the Company issued a promissory note to CTS in the principal aggregate amount of $130,000 (the “CTS Note”).  The CTS Note is due in 36 months from the closing date and bears interest at a rate of two (2%) percent per annum. Monthly payments including interest are $3,724.

On May 1, 2021, the Company acquired certain assets of Peoplesense, Inc. (“Peoplesense”) pursuant to an Asset Purchase Agreement.  In consideration for the acquired assets, the Company paid $145,703 in cash and issued a promissory note to Peoplesense in the principal aggregate amount of $450,000, and assumed liabilities in the amount of $104,297 in the form of customer deposits related to prepaid time and/or technical support.  The Peoplesense Note is due in 36 months from the closing date and bears interest at a rate of two (2%) percent per annum. Monthly payments including interest are $12,889.

In April 2021, the Company entered into an At Market Issuance Sales Agreement (the “2021 At Market Agreement”) with H.C wainwright & Co. (the “Sales Agent”) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $3,308,842 from time to time through the Sales Agent. Sales of the Company’s common stock through the Sales Agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the SEC. The Company will pay to the Sales Agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the Sales Agent under the 2021 At Market Agreement.

Shares of common stock sold under the 2021 At Market Agreement are made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-249238), filed with the Securities and Exchange Commission (the “SEC”) on October 2, 2020, as amended, and declared effective on October 23, 2020 (the “2020 Registration Statement”), the prospectus  included in the 2020 Registration Statement and the related prospectus supplement dated February 26, 2021. No shares have been sold pursuant to the 2021 At Market Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. and its wholly owned subsidiaries, SWK Technologies, Inc., Secure Cloud Services, Inc., and Critical Cyber Defense Corp. (collectively the “Company”, “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

The Company is engaged in providing transformational business management applications and technologies and professional consulting services to small and medium size companies, primarily in the manufacturing, distribution and service industries.

We are executing a multi-pronged business strategy centered on cloud-based products, services, recurring revenue, customer retention and on rapidly increasing the size of our installed customer base. The growth of our customer base is accomplished via our traditional marketing programs and acquisitions. After a customer is secured, our strategy is to up-sell and cross-sell, providing the customer with advanced technologies and third-party add-ons that help them digitally transform their business. These add-on products could include application hosting, cybersecurity, warehouse management, human capital management, payment automation, sales tax compliance or any number of other products or services that we represent. Many of these incremental products and services are billed on a subscription basis, often paying monthly for the service, which increases our monthly recurring revenue (“MRR”). This strategy increases the average revenue per customer, which facilitates our continued growth, and reduces our cost of customer acquisition, which enhances our profitability profile.

We are a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the cloud. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Human Capital Management (“HCM”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated Information Technology (“IT”) network services practice that provides managed services, Infrastructure-as-a-Service, cybersecurity, application hosting, disaster recovery, business continuity, cloud and other services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Arizona, Southern California, North Carolina, Washington, Oregon and Illinois.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

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

IT Managed Network Services and Business Consulting

We provide IT managed services, Infrastructure-as-a-Service, cybersecurity, business continuity, disaster recovery, data back-up, network maintenance and service upgrades for our business clients. We are a Microsoft Solutions Provider. Our staff includes engineers who maintain certifications from Microsoft and Sage Software. They are Microsoft Certified Systems Engineers and Microsoft Certified Professionals, and they provide a host of services for our clients, including remote network monitoring, server implementation, support and assistance, operation and maintenance of large central systems, technical design of network infrastructure, technical troubleshooting for large scale problems, network and server security, and backup, archiving, and storage of data from servers. There are numerous competitors, both larger and smaller, nationally and locally, with whom we compete in this market.

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

Application Hosting

Application hosting is a type of SaaS (Software-as-a-Service) hosting solution that allows applications to be available from a remote cloud infrastructure and to be accessed by users through the internet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations for the Three Months Ended March 31, 2021 and 2020.

During the three months ended March 31, 2021 the Company continued to expand its customer base, which prior to Covid-19 we believed would provide a basis for future growth. For the three months ended March 31, 2021, revenues increased 7.9% as compared to the same period in the prior year, and net income increased to $354,679 as compared to a net loss of $292,155 for the same period last year.  The Company continues to monitor the Covid-19 situation as it pertains to the disruption of our business and growth in future quarters and will take steps, if necessary, to establish mitigation strategies in order to try and minimize risk of any potential downturn for shareholders as well the health, safety and wellbeing of its employees and customers.

Revenues

Revenues for the three months ended March 31, 2021 increased $799,944 (7.9%) to $10,879,468 as compared to $10,079,524 for the three months ended March 31, 2020.  The increase for the three months ended March 31, 2021, is attributed to the increase in software revenue and commission income as well as increases in revenues for managed services and application hosting.

Software sales increased $234,840 (13.3%) to $2,004,011 for the three months ended March 31, 2021 as compared to $1,769,171 for the three months ended March 31, 2020 due to an overall increase in business as we continue to penetrate the market.

Service revenue increased by $565,104 (6.8%) to $8,875,457 for the three months ended March 31, 2021 from $8,310,353 for the same period in 2020. This increase is mainly attributed to increases managed services and application hosting as we continue to focus in this area due to the expertise and customers acquired in our acquisitions.

Gross Profit

Gross profit for the three months ended March 31, 2021 increased $894,327 (23.2%) to $4,746,537 as compared to $3,852,210 for the three months ended March 31, 2020. For the three months ended March 31, 2021, the overall gross profit percentage was 43.6% as compared to 38.2% for the period ended March 31, 2020.

The gross profit attributed to software sales increased $214,178 (33.5%) to $853,957 for the three months ended March 31, 2021 as compared to $639,779 for the three months ended March 31, 2020. This increase is due to sales of software with higher gross profits and the increase in revenues.

The gross profit attributed to services increased $680,149 (21.2%,) to $3,892,580 for the three months ended March 31, 2021 as compared to $3,212,431 for the three months ended March 31, 2020. This increase is attributed to revenue increases in managed services and application hosting, which provide for higher profit margins, and increases in commission and maintenance revenue for the period.

Operating Expenses

Selling and marketing expenses decreased $222,016 (11.4%) to $1,719,308 for the three months ended March 31, 2021 from $1,941,324 for the three months ended March 31, 2020. This decrease is primarily due to lower travel and entertainment expense and reduced attendance at conferences and trade shows as we were still doing some travel in the first quarter of 2020 in addition to a slight reduction in payroll related expenses as a result departmental changes for various employees, thereby reducing salary and benefit expense. This decrease was partially offset by an increase in online advertising expenses.

General and administrative expenses increased $208,777 (9.8%) to $2,434,918 for the three months ended March 31, 2021 as compared to $2,126,141 for the three months ending March 31, 2020. This is primarily as a result of increases in payroll related expenses related to both additional personnel and departmental changes for various employees, which increased salary and benefit expense. These increases were partially offset by lower travel and entertainment expenses.

Depreciation and amortization expense increased $21,510 for the three months ended March 31, 2021 to $198,046 as compared to $176,536 for the three months ended March 31, 2020. This increase is primarily due to the additional amortization of intangible assets related to the new acquisitions.

Income (loss) from operations

As a result of the above, for the three months ended March 31, 2021, the Company had income from operations of $493,273 as compared to a loss from operations of $395,190 for the three months ended March 31, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources

The negative impact of Covid-19 on the economy creates tremendous uncertainty for the Company in the coming months and quarters. While our Company has not been significantly impacted as a result of this uncertainty, the potential negative impact on our business, in the future, is impossible to determine at this point, although it is likely that we could suffer negative consequences as many companies go out of business or decrease their technology spending.

The Company currently has no line of credit or other credit facility with any lender.

As such, we need to rely on our own limited resources to weather any economic downturn. Our competitors, almost all of whom are privately held, were able to avail themselves of the PPP program, which may make it more difficult for the Company to compete in the marketplace. Management will continue to monitor developments, explore various cost-cutting measures, and explore other sources of funding, but there is no guarantee we will be successful in doing so.

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

In February 2021, the Company received net proceeds of $3,382,352, excluding legal expenses, from the sale of 393,300 of common stock under its Registration Statement on Form S-3 and the previously disclosed At Market Issuance Sales Agreement.

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

On April 1, 2021, the Company acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement.  In consideration for the acquired assets, the Company issued a promissory note to CTS in the principal aggregate amount of $130,000 (the CTS Note”).  The CTS Note is due in 36 months from the closing date and bears interest at a rate of two (2%) percent per annum. Monthly payments including interest are $3,724.

In April 2021, the Company entered into the “2021 At Market Agreement with H.C wainwright & Co. (the “Sales Agent”) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $3,308,842 from time to time through the Sales Agent. Sales of the Company’s common stock through the Sales Agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the SEC. The Company will pay to the Sales Agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the Sales Agent under the 2021 At Market Agreement.

Shares of common stock sold under the 2021 At Market Agreement are made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-249238), filed with the Securities and Exchange Commission (the “SEC”) on October 2, 2020, as amended, and declared effective on October 23, 2020 (the “2020 Registration Statement”), the prospectus  included in the 2020 Registration Statement and the related prospectus supplement dated February 26, 2021. No shares have been sold pursuant to the 2021 At Market Agreement.

As of March 31, 2021, the Company has $725,416 notes outstanding from acquisitions occurring between 2019 and 2020. Future payments on these notes are as follows:

Remainder of 2021	$222,857
2022	210,229
2023	197,564
2024	46,918
2025	47,848
Total	$725,416

During the three months ended March 31, 2021, the Company had a net increase in cash of $2,760,720.  The Company’s principal sources and uses of funds were as follows:

Cash provided used in operating activities

Operating activities for the three months ended March 31, 2021 used cash of $500,461 as compared to using cash of $296,665 for the same period in 2020. This increase in cash used is primarily due to increases in unbilled services, prepaid expenses and other current assets and deferred revenues, offset partially by the increase in operating income for the period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources (continued)

Cash provided by investing activities

Investing activities for the three months ended March 31, 2021 provided cash of $-0- as compared to $527,988 for the same period in 2020. For the three months ended March 31, 2020, escrowed proceeds of $575,000 were received from the sale of the EDI practice in August 2019.

Cash used in financing activities

Financing activities for the three months ended March 31, 2021 provided cash of $3,261,181 as compared to using cash in the amount of $2,408,541 for the same period in 2020. The increase in cash is attributed to the received net proceeds of $3,382,352 from the sale of 393,300 of common stock under its Registration Statement on Form S-3 and the previously disclosed At Market Issuance Sales Agreement with a sales agent in February 2021. For the three months ended March 31, 2020, the Company paid a dividend to its shareholders which did not occur during the current year.

The Company believes that as a result of the growth in business, and the funds available from the proceeds from the sale of common stock, it has adequate liquidity to fund its operating plans for at least the next twelve months, provided, however, that the Company cannot currently quantify the uncertainty related to the recent pandemic and its effects on the business in the coming quarters. The belief that the Company has sufficient liquidity may be incorrect as the impact of Covid-19 becomes clearer over the coming months and quarters.

There was no significant impact on the Company’s operations as a result of inflation for the three months ended March 31, 2021.

Off Balance Sheet Arrangements

During the three months ended March 31, 2021 or for fiscal 2020, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 1A.  Risk Factors

There is a risk associated with COVID-19

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note). In February 2021, the Company issued 119,004 shares of its common stock pursuant to ISM’s conversion of the ISM Note. At the time of conversion, the ISM Note had a balance of $479,111. No further obligations are due and owing pursuant to the ISM Note.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note). In February 2021, the Company issued 47,602 shares of its common stock pursuant to Nellnube’s conversion of the Nellnube Note. At the time of conversion, the ISM Note had a balance of $191,645. No further obligations are due and owing pursuant to the ISM Note.

Item 3.     Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

None

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

SILVERSUN TECHNOLOGIES, INC.

Dated: May 11, 2021	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Dated: May 11, 2021	By:	/s/ Joseph P. Macaluso
Joseph P. Macaluso
Principal Financial Officer and Principal Accounting Officer