Form 10-Q
period 2021-06-30
SilverSun Technologies, Inc.
filed 2021-08-10
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

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

As of August 10, 2021, there were 5,136,177 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS

Current assets:
Cash	$9,427,360	$6,595,416
Accounts receivable, net of allowance of $325,000 and $375,000, respectively	1,470,391	1,580,242
Unbilled services	138,748	52,072
Prepaid expenses and other current assets	1,519,417	400,820

Total current assets	12,555,916	8,628,550

Property and equipment, net	661,647	523,040
Operating lease right-of-use assets	1,235,332	1,373,720
Intangible assets, net	3,700,238	3,126,336
Goodwill	1,011,952	1,011,952
Deferred tax assets	827,917	1,039,084
Deposits and other assets	193,819	198,726

Total assets	$20,186,821	$15,901,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,142,737	$1,875,115
Accrued expenses	1,062,375	1,330,786
Accrued interest	22,629	21,206
Income taxes payable	83,031	318,031
Long-term debt – current portion	428,765	262,301
Long-term convertible debt – current portion	-	282,699
Finance lease obligations – current portion	176,054	118,658
Operating lease liabilities – current portion	515,550	481,250
Deferred revenue	2,469,811	2,039,241

Total current liabilities	5,900,952	6,729,287

Long-term debt net of current portion	817,849	502,560
Long-term convertible debt net of current portion	-	434,783
Finance lease obligations net of current portion	158,121	62,316
Operating lease liabilities net of current portion	719,782	892,470

Total liabilities	7,596,704	8,621,416

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares, 5,126,629 and 4,501,271 shares issued and outstanding, respectively	52	46
Additional paid-in capital	12,565,034	7,739,883
Retained earnings (accumulated deficit)	25,031	(459,937)

Total stockholders’ equity	12,590,117	7,279,992

Total liabilities and stockholders’ equity	$20,186,821	$15,901,408

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 3020
Revenues:
Software product, net	$1,761,485	$1,926,697	$3,765,496	$3,695,867
Service, net	8,467,724	7,746,248	17,343,181	16,056,601
Total revenues, net	10,229,209	9,672,945	21,108,677	19,752,468

Cost of revenues:
Product	985,518	1,233,165	2,135,572	2,362,557
Service	4,973,011	4,501,175	9,955,888	9,599,097
Total cost of revenues	5,958,529	5,734,340	12,091,460	11,961,654

Gross profit	4,270,680	3,938,605	9,017,217	7,790,814

Selling, general and administrative expenses:
Selling and marketing expenses	1,614,106	1,733,472	3,333,414	3,674,795
General and administrative expenses	2,193,277	1,981,248	4,528,195	4,107,389
Share-based compensation expenses	48,940	3,399	49,932	6,798
Depreciation and amortization expenses	210,453	173,044	408,499	349,579
Total selling, general and administrative expenses	4,066,776	3,891,163	8,320,040	8,138,561

Income (loss) from operations	203,904	47,442	697,177	(347,747)

Other income (expense):
Other income	-	5,686	-	11,411
Interest expense	(7,167)	(8,246)	(17,192)	(647)
Total other income (expense)	(7,167)	(2,560)	(17,192)	10,764

Income (loss) before taxes	196,737	44,882	679,985	(336,983)

Provision (benefit) for income taxes	66,448	11,368	195,017	(78,382)

Net income (loss)	$130,289	$33,514	$484,968	$(258,601)

Net income (loss) per common share:
Basic	$0.03	$0.01	$0.10	$(0.06)
Fully diluted	$0.03	$0.01	$0.10	$(0.06)

Weighted average shares:
Basic	5,062,752	4,501,271	4,914,844	4,501,271
Diluted	5,065,093	4,714,070	4,916,797	4,501,271

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at April 1, 2021	-	$-	-	$-	5,061,177	$52	$11,793,978	$(105,258)	$11,688,772

Share-based compensation	-	-	-	-	-	-	48,940	-	48,940
Issuance of common stock from a public offering, net of expenses	-	-	-	-	65,452	-	722,116	-	722,116
Net income	-	-	-	-	-	-	-	130,289	130,289

Balance at June 30, 2021	-	$-	-	$-	5,126,629	$52	$12,565,034	$25,031	$12,590,117

FOR THE THREE MONTHS ENDED JUNE 30, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2020	-	$-	-	$-	4,501,271	$46	$9,533,597	$(927,699)	$8,605,944

Share-based compensation	-	-	-	-	-	-	3,399	-	3,399
Net income	-	-	-	-	-	-	-	33,514	33,514

Balance at June 30, 2020	-	$-	-	$-	4,501,271	$46	$9,536,996	$(894,185)	$8,642,857

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2021	-	$-	-	$-	4,501,271	$46	$7,739,883	$(459,937)	$7,279,992

Issuance of common stock in exchange for convertible debt	-	-	-	-	166,606	2	670,755	-	670,757
Issuance of common stock from a public offering, net of expenses	-	-	-	-	458,752	4	4,104,464	-	4,104,468
Share-based compensation	-	-	-	-	-	-	49,932	-	49,932
Net income	-	-	-	-	-	-	-	484,968	484,968

Balance at June 30, 2021	-	$-	-	$-	5,126,629	$52	$12,565,034	$25,031	$12,590,117

FOR THE SIX MONTHS ENDED JUNE 30, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	-	$-	-	$-	4,501,271	$46	$9,530,198	$(635,584)	$8,894,660

Share-based compensation	-	-	-	-	-	-	6,798	-	6,798
Net loss	-	-	-	-	-	-	-	(258,601)	(258,601)

Balance at June 30, 2020	-	$-	-	$-	4,501,271	$46	$9,536,996	$(894,185)	$8,642,857

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$484,968	$(258,601)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred income taxes	211,167	(251,780)
Depreciation and amortization	157,619	165,633
Amortization of intangibles	251,739	183,946
Amortization of right of use assets	247,045	230,960
Bad debt expense	(50,000)	9,175
Share-based compensation	49,932	6,798

Changes in assets and liabilities:
Accounts receivable	159,851	553,788
Unbilled services	(86,676)	(477,478)
Prepaid expenses and other current assets	(1,118,597)	159,945
Deposits and other assets	4,907	354
Accounts payable	(732,378)	(598,332)
Accrued expenses	(268,411)	292,666
Income tax payable	(235,000)	173,000
Accrued interest	1,423	373
Deferred revenues	330,632	310,888
Operating lease obligations	(247,045)	(230,960)
Net cash (used in) provided by operating activities	(838,824)	270,375

Cash flows from investing activities:
Purchase of property and equipment	(72,121)	(78,858)
Acquisition of business	(145,703)	-
Escrow accounts receivable	-	575,000
Net cash (used in) provided by investing activities	(217,824)	496,142

Cash flows from financing activities:
Payment of cash dividend	-	(2,250,636)
Proceeds from PPP loan	-	3,150,832
Payment of PPP loan	-	(3,150,832)
Proceeds from issuance of stock, net of expenses	4,104,468	-
Payment of long-term debt	(98,247)	(92,112)
Payment of long-term convertible debt	(46,725)	(137,860)
Payment of finance lease obligations	(70,904)	(85,280)
Net cash provided by (used in) financing activities	3,888,592	(2,565,888)

Net increase (decrease) in cash	2,831,944	(1,799,371)

Cash, beginning of period	6,595,416	8,658,401

Cash, end of period	$9,427,360	$6,859,030

Cash paid during period for:
Interest	$15,769	$21,796
Income taxes	$312,800	$25,648

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the six months ended June 30, 2021:

On January 18, 2021, the Company incurred approximately $90,007 in financial lease obligations for purchases of equipment.

In February 2021, ISM converted the outstanding balance of the ISM Note in the amount of $479,110 into 119,004 shares of the Company’s common stock. At June 30, 2021 and December 31, 2020, the outstanding balances on the ISM Note were $-0- and $512,487 respectively (see Note 6).

In February 2021, Nellnube converted the outstanding balance of the Nellnube Note in the amount of $191,645 into 47,602 shares of the Company’s common stock. At June 30, 2021 and December 31, 2020, the outstanding balances on the Nellnube Note were $-0- and $204,995 respectively (see Note 6).

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”).  The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”).  The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.

The Company entered into an operating lease for equipment with Atmosera, Inc. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $90,245.

The Company entered into an operating lease for equipment with Cologix USA, Inc. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $18,412.

On June 18, 2021, the Company incurred approximately $134,097 in financial lease obligations for purchases of equipment.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2021, the results of operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020.  These results are not necessarily indicative of the results to be expected for the full year.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three and six months ended June 30, 2021 and 2020.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three and six months ended June 30, 2021 and 2020.

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

Components of revenue:

	For the Three Months Ending June 30,
	2021	2020
Software revenue	$1,761,485	$1,926,696
Professional consulting	3,297,888	3,383,813
Maintenance revenue	1,666,780	1,592,449
Ancillary service revenue	3,503,056	2,769,987
	$10,229,209	$9,672,945

	For the Six Months Ending June 30,
	2021	2020
Software revenue	$3,765,496	$3,695,867
Professional consulting	6,810,201	6,905,493
Maintenance revenue	3,519,453	3,290,925
Ancillary service revenue	7,013.527	5,860,183
	$21,108,677	$19,752,468

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services which will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of June 30, 2021, there was $184,970 in deferred maintenance, $395,251 in deferred support services, and $1,889,590, in deposits for future consulting services. As of December 31, 2020, there was $167,267 in deferred maintenance, $308,343 in deferred support services, and $1,563,631 in deposits for future consulting services.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2021 and December 31, 2020, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying unaudited condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 for cash, accounts receivable, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At June 30, 2021 and December 31, 2020, the Company had cash on deposit of $8,524,717 and $5,900,593, respectively, in excess of the federally insured limits of $250,000.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of June 30, 2021, no one customer represented more than 10% of the total accounts receivable and unbilled services. As of December 31, 2020, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the six months ended June 30, 2021 and 2020, the Company’s top ten customers accounted for 11% ($2,283,248) and 12% ($2,433,153), respectively, of total revenues.  The Company does not rely on any one specific customer for any significant portion of its revenue.

For the six months ended June 30, 2021 and 2020, purchases from one supplier through a “channel partner” agreement were approximately 14% and 14% of cost of revenues, respectively.  This channel partner agreement is for a one year term and automatically renews for an additional one year term on the anniversary of the agreements effective date.

As of June 30, 2021, one supplier represented approximately 13% of total accounts payable. For the year ended December 31, 2020 two suppliers represented approximately 39% of accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash.  As of June 30, 2021, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

There were no liabilities for uncertain tax positions at June 30, 2021 and December 31, 2020.

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

For the six months ended June 30, 2021 and 2020, the average market prices for the periods ended are less than the exercise price of all the outstanding stock options, therefore, the inclusion of the stock options would be anti-dilutive. For the three months ended June 30, 2021, the average market prices for the periods ended are less than the exercise price of all the outstanding stock options, therefore, the inclusion of the stock options would be anti-dilutive. For the six months ended June 30, 2020, since the effect of common stock equivalents is anti-dilutive with respect to the loss, the convertible promissory notes have also been excluded from the Company’s computation of net loss per common share. For the three months ended June 30, 2020 convertible promissory notes have been included in the Company’s computation of income per common share. For the three and six months ended June 30, 2021 since the convertible promissory notes have been converted into common stock, they have been excluded in the Company’s computation of net income (loss) per common share.

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
Basic net income per share computation:
Net income	$130,289	$33,514
Weighted-average common shares outstanding	5,062,752	4,501,271
Basic net income per share	$0.03	$0.01
Diluted net income per share computation:
Net income per above	$130,289	$33,514
Interest on convertible debt	-	4,514
Net income	130,289	38,028
Weighted-average common shares outstanding	5,062,752	4,501,271
Incremental shares for warrants and convertible promissory notes	2,341	212,799
Total adjusted weighted-average shares	5,065,093	4,714,070
Diluted net income per share	$0.03	$0.01

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Basic net income (loss):
Net income (loss)	$484,968	$(258,601)
Weighted-average common shares outstanding	4,914,844	4,501,271
Basic net income (loss) per share	$0.10	$(0.06)
Diluted net income (loss):
Net income (loss) per above	$484,968	$(258,601)
Net income (loss)	484,968	(258,601)
Weighted-average common shares outstanding	4,914,844	4,501,271
Incremental shares for warrants	1,953	-
Total adjusted weighted-average shares	4,916,797	4,501,271
Diluted net income (loss) per share	$0.10	$(0.06)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on income (loss) per share.

	Three Months June 30, 2021	Three Months June 30, 2020
Stock options	99,990	22,280
Warrants	-	4,988

Total potential dilutive securities not included in income (loss) per share	99,990	27,268

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited)

NOTE 3 – NET INCOME (LOSS) PER COMMON SHARE (Continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on income (loss) per share.

	Six Months June 30, 2021	Six Months June 30, 2020
Stock options	99,990	22,280
Warrants	-	4,988
Convertible promissory notes	-	212,799

Total potential dilutive securities not included in income (loss) per share	99,990	240,067

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2021	December 31, 2020
Leasehold improvements	$98,831	$165,701
Equipment, furniture and fixtures	3,263,348	2,900,252
	3,362,179	3,065,953
Less: Accumulated depreciation and amortization	(2,700,532)	(2,542,913)

Property and equipment, net	$661,647	$523,040

Depreciation and amortization expense related to these assets was $79,317 and $157,619, respectively, for the three and six months ended June 30, 2021 as compared to $81,070 and $165,633 for the three and six months ended June 30, 2020.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	June 30, 2021	December 31, 2020	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 –7
Intellectual property, customer list, and acquired contracts	6,166,253	5,340,612	5 –15
Total intangible assets	$6,556,335	$5,730,694
Less: accumulated amortization	(2,856,097)	(2,604,358)
	$3,700,238	$3,126,336

Amortization expense related to the above intangible assets for the three and six months ended June 30, 2021 was $131,502 and $251,739, respectively, as compared to $91,974 and $183,946 for the three and six months ended June 30, 2020.

The Company expects future amortization expense to be the following:

Amortization
Remainder of 2021	$276,142
2022	492,427
2023	429,314
2024	429,314
2025	422,457
2026	407,875
Thereafter	1,242,709

Total	$3,700,238

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE DEBT AND LONG-TERM DEBT, RELATED PARTY AND PPP LOAN

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). In February 2021, ISM converted the outstanding balance of the ISM Note in the amount of $479,111 into 119,004 shares of the Company’s common stock. At June 30, 2021 and December 31, 2020, the outstanding balances on the ISM Note were $-0- and $512,487 respectively.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03 (the “Fixed Conversion Price”). In February 2021, Nellnube converted the outstanding balance of the Nellnube Note loan in the amount of $191,645 into 47,602 shares of the Company’s common stock. At June 30, 2021 and December 31, 2020, the outstanding balances on the Nellnube Note were $-0- and $204,995 respectively.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,984. At June 30, 2021 and December 31, 2020, the outstanding balances on the PIT Note were $34,655 and $64,040 respectively.

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 has a term of one (1) year and is subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 has a term of three (3) years and is not subject to a downward adjustment. At June 30, 2021 and December 31, 2020, the outstanding balances on the PT Notes were $310,000 and $310,000 respectively. On July 31, 2021, the Company paid Note 1 and accrued interest in the amount of $107,543.

On October 1, 2020, SWK acquired certain assets of Computer Management Services, LLC, (“CMS”) pursuant to an Asset Purchase Agreement for cash of $410, clients deposits related to technical support in the amount of $50,115, prepaid time from clients in the amount of $67,073, and the issuance of a promissory note in the aggregate principal amount of $170,000 (the “CMS Note”) for a total of $287,598.  The CMS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,869. At June 30, 2021 and December 31, 2020, the outstanding balances on the CMS Note were $133,098 and $160,821 respectively.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”).  The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,031. At June 30, 2021 and December 31, 2020, the outstanding balances on the BSS Note were $208,020 and $230,000 respectively.

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”).  The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $3,724. At June 30, 2021, the outstanding balance on the CTS Note was $122,980.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE DEBT AND LONG-TERM DEBT, RELATED PARTY AND PPP LOAN (continued)

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”).  The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $12,889. At June 30, 2021, the outstanding balance on the CTS Note was $437,861.

Total convertible debt and long-term debt balances at June 30, 2021 and December 31, 2020 were $1,246,614 and $1,482,343, respectively, of which $428,765 and $545,000 was classified as current portion at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021, future payments of long-term debt are as follows:

Remainder of 2021	$277,675
2022	402,005
2023	393,211
2024	125,875
2025	47,848
Total	$1,246,614

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

NOTE 7 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying unaudited condensed consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with the following:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term	2.16	1.31
Weighted average interest rate	7.30%	5.6%

At June 30, 2021 future payments under finance leases are as follows:

June 30, 2021
Remainder of 2021	$103,270
2022	140,346
2023	89,401
2024	27,466
Total minimum lease payments	360,483
Less amounts representing interest	(26,308)
Present value of net minimum lease payments	334,175
Less current portion	(176,054)
Long-term finance lease obligation	$158,121

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – OPERATING LEASE LIABILITY

The Company leases office space in ten different locations with monthly payments ranging from $655 to $9,617 which expire at various dates through March 2025. The Company also leases equipment with a monthly payment of $10,279 which expires February 2024.

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

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of June 30, 2021 are as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term	2.87	2.93
Weighted average discount rate	4.77%	4.77%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2021:

Remainder 2021	$296,764
2022	499,849
2023	356,844
2024	141,457
2025	20,510
Total undiscounted future minimum lease payments	1,315,424
Less: Difference between undiscounted lease payments and discounted lease liabilities	(80,092)
Total operating lease liabilities	1,235,332
Less current portion	(515,550)
Long-term operating lease liabilities	$719,782

Total rent expense under for the three and six months ended June 30, 2021 was $157,509 and $319,323, respectively, as compared to $134,485 and $263,270 for the three and six months ended June 30, 2020, respectively.

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

NOTE 9 – EQUITY Continued)

Equity (continued)

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

Shares of common stock sold under the 2021 At Market Agreement are made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-249238), filed with the Securities and Exchange Commission (the “SEC”) on October 2, 2020, as amended, and declared effective on October 23, 2020 (the “2020 Registration Statement”), the prospectus included in the 2020 Registration Statement and the related prospectus supplement dated February 26, 2021. In June 2021, 65,452 shares of Common Stock were issued and sold generating $722,116, excluding legal expenses. In July 2021, an additional 9,548 shares of Common Stock were issued and sold generating $106,108, excluding legal expenses.

Conversion of Convertible Debt

In February 2021, ISM converted the outstanding balance of the loan in the amount of $479,110 into 119,004 shares of the Company’s common stock (see Note 6).

In February 2021, Nellnube converted the outstanding balance of the loan in the amount of $191,645 into 47,602 shares of the Company’s common stock (see Note 6).

Stock Repurchase Program

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock.  Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended, or discontinued at any time. The Company expects to finance the program from existing cash resources.  As of June 30, 2021, no repurchases have been made.

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

For the three and six months ended June 30, 2021, the Company recorded share-based compensation expense of $48,940 and $49,932, respectively, as compared to $3,399 and $6,798 for the three and six months ended June 30, 2020.

As of June 30, 2021 and December 31, 2020, the unamortized compensation expense for stock options was $341,073 and $-0-, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of 1.5 years.

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

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”).  The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $3,724. The purchase price has been allocated to customer list with an estimated life of fifteen years.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”).  The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $12,889. At June 30, 2021, the outstanding balance on the CTS Note was $437,861.

The Company expects these acquisitions to create synergies by combining operations and expanding geographic market share and product offerings.

The following summarizes the purchase price allocation for the current and prior year acquisitions:

	PT	CMS	BSS	CTS	PSI (Preliminary)

Cash consideration	$185,000	$410	$-	$-	$145,703
Note payable	310,000	170,000	230,000	130,000	450,000
Total purchase price	$495,000	$170,410	$230,000	$130,000	$595,703

Deposits and other assets	$32,896	$-	$-	$-	$-
Customer List	406,000	274,115	230,000	130,000	695,641
Operating Lease Right-of-Use Assets	64,863	-	-	-	-
Goodwill	107,852	13,000	-	-	-
Total assets acquired	611,611	287,115	230,000	130,000	695,641

Deferred revenue	(51,748)	(111,705)	-	-	(99,938)
Contingent liability	-	(5,000)	-	-	-
Operating lease liability	(64,863)	-	-	-	-
Net assets acquired	$495,000	$170,410	$230,000	$130,000	$595,703

The purchase of PSI was initially allocated, based on the Company’s estimate of fair value, to intangible assets, which are expected to consist primarily of customers lists with an estimated life of seven years. Upon completion of an independent valuation, the allocation of the purchase price to customer lists will be modified with the excess purchase consideration being allocated to goodwill.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – BUSINESS COMBINATIONS (continued)

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions of Prairie Technology Solutions Group, LLS (“PT”), acquired July 31, 2020, Computer Management Services, LLC (CMS”), acquired October 1, 2020, Business Software Solutions (“BSS”), acquired December 1, 2020, CT-Solution, Inc. (“CTS”), acquired April 1, 2021, and PeopleSense, Inc. (“PSI), acquired May 1, 2021, occurred on January 1, 2020, nor is the financial information indicative of the results of future operations. The following table represents the unaudited condensed consolidated pro forma results of operations for the three and six months ended June 30, 2020 as if the acquisitions occurred on January 1, 2020. For the three and six months ended June 30, 2020, operating expenses have been increased for the amortization expense of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Net revenues	$10,310,241	$10,497,605
Cost of revenues	5,966,314	5,945,374
Operating expenses	4,115,714	4,381,475
Income before taxes	221,034	170,757
Net income	151,941	154,172
Basic and diluted income per common share	$0.03	$0.03

Pro Forma	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net revenues	$21,432,805	$21,401,788
Cost of revenues	12,116,644	12,367,973
Operating expenses	8,521,042	9,118,284
Income (loss) before taxes	772,752	(73,705)
Net income (loss)	582,910	$2,020
Basic and diluted income (loss) per common share	$0.12	$(0.00)

The Company’s unaudited condensed consolidated financial statements for the three and six ended June 30, 2021 include the actual results of PT, CMS and BSS.

The Company’s unaudited condensed consolidated financial statements for the three months ended June 30, 2021 included the actual results for CTS and actual results for two months for PSI. For three months ended June 30, 2021 pro-forma results above include two months of results for PSI. For the six months ended June 30, 2021 pro-forma results above include three months of results of CTS and four months of PSI. For the three months ended June 30, 2021, there is $8,282 of estimated amortization expense and $699 of estimated interest expense included for PSI in the pro-forma results. For the six months ended June 30, 2021, $4,644 of estimated amortization expense and $606 of estimated interest expense is included in the pro-forma results for CTS and $24,844 of estimated amortization and $2,098 of estimated interest expense included for PSI in the pro-forma results.

For the three months ended June 30, 2020, there is $10,149 of estimated amortization expense and $3,126 of estimated interest expense included in the pro-forma results for PT, $6,864 of estimated amortization expense and $5,560,of estimated interest expense included in the pro-forma results for CMS, $8,214 of estimated amortization expense and $1,104,of estimated interest expense included in the pro-forma results for BSS, $4,644 of estimated amortization expense and $606 of estimated interest expense is included in the pro-forma results for CTS, and $24,845 of estimated amortization expense and $2,098 of estimated interest expense is included in the pro-forma results for PSI.

For the six months ended June 30, 2020, there is $20,298 of estimated amortization expense and $6,252 of estimated interest expense included in the pro-forma results for PT, $13,728 of estimated amortization expense and $11,120,of estimated interest expense included in the pro-forma results for CMS, $16,428 of estimated amortization expense and $2,209 of estimated interest expense included in the pro-forma results for BSS, $9,288 of estimated amortization expense and $1,212 of estimated interest expense is included in the pro-forma results for CTS, and $49,689 of estimated amortization expense and $4,196 of estimated interest expense is included in the pro-forma results for PSI.

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

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,100,000 as of June 30, 2021, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and a portion begin to expire in the year 2024 to 2033.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and depreciation, gave rise to the Company’s deferred tax asset.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $828,000 and $1.04 million in deferred tax assets at June 30, 2021 and December 31, 2020, respectively.

For the six months ended June 30, 2021, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. For the six months ended June 30, 2021, the Company recorded a tax provision of $195,017 as compared to a tax benefit from the net loss before taxes for the six months ended June 30, 2020 in the amount of $78,382.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, long-term convertible debt issued in conjunction with various acquisitions are considered related party liabilities as holders are current employees of the Company, see Note 6. In February 2021, the outstanding balances of the loans were converted into common stock of the Company. As of June 30, 2021 and December 31, 2020, the outstanding balance for the long-term convertible debt was $-0- and $717,482, respectively.

At June 30, 2021 and December 31, 2020, certain long-term debt is considered related party liabilities holders are current employees of the Company. As of June 30, 2021 and December 31, 2020, the outstanding balances of this debt were $344,655 and $374,039, respectively.

NOTE 13 – SUBSEQUENT EVENTS

Shares of common stock sold under the 2021 At Market Agreement are made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-249238), filed with the Securities and Exchange Commission (the “SEC”) on October 2, 2020, as amended, and declared effective on October 23, 2020 (the “2020 Registration Statement”), the prospectus included in the 2020 Registration Statement and the related prospectus supplement dated February 26, 2021. In July 2021, an additional 9,548 shares of Common Stock were issued and sold generating $106,108, excluding legal expenses.

On June 21, 2021, the Company announced the payment of a $0.60 special cash dividend per share of Common Stock to shareholders of record July 9, 2021. The dividend was paid on July 16, 2021 in the amount of $3,081,706.

On August 4, 2021, the Company incurred approximately $58,644 in financial lease obligations for purchases of equipment.

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

We are executing a multi-pronged business strategy centered on cloud-based products, services, recurring revenue, customer retention and on rapidly increasing the size of our installed customer base. The growth of our customer base is accomplished via both our traditional marketing programs and acquisitions. After a customer is secured, our strategy is to up-sell and cross-sell, providing the customer with advanced technologies and third-party add-ons that help them digitally transform their business. These add-on products could include application hosting, cybersecurity, warehouse management, human capital management, payment automation, sales tax compliance or any number of other products or services that we represent. Many of these incremental products and services are billed on a subscription basis, often paying monthly for the service, which increases our monthly recurring revenue (“MRR”). This strategy increases the average revenue per customer, which facilitates our continued growth, and reduces our cost of customer acquisition, which enhances our profitability profile.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020.

During the six months ended June 30, 2021 the Company continued to expand its customer base, which prior to Covid-19 we believed would provide a basis for future growth, as revenues increased 6.9% as compared to the same six-month period in the prior year. The Company continues to monitor the Covid-19 situation as it pertains to the disruption of our business and growth in future quarters and will take steps, if necessary, to establish mitigation strategies to try and minimize risk of any potential downturn for shareholders as well the health, safety and wellbeing of its employees and customers.

Revenues

For the three months ended June 30, 2021, revenues increased $556,264 (5.8)% to $10,229,209 as compared to $9,672,945 for the three ended June 30, 2020. This increase is mostly attributed to an increase in recurring and service revenues partially offset by a decline in software sales.

For the six months ended June 30, 2021, revenues increased $1,356,209 (6.9%) to $21,108,677 as compared to $19,752,468 for the six months ended June 30, 2020, respectively. The increase is mostly attributed to the increase in recurring and service revenues.

Software sales decreased $165,212 (8.6%) to $1,761,485 for the three months ended June 30, 2021 as compared to $1,926,697 for the three months ended June 30, 2020 due to the timing of orders. For the six months ended June 30, 2021, software sales increased $69,629 (1.9%) to $3,765,496 as compared to $3,695,867 for the six months ended June 30, 2020 as a result of an increase in our ERP software sales offset partially by a decrease in third party software revenues.

Service revenue increased by $721,476 (9.3%) and $1,286,580 (8.0%) to $8,467,724 and $17,3343,181 for the three and six months ended June 30, 2021, respectively, as compared to $7,746,248 and $16,056,601 for the three and six months ended June 30, 2020, respectively. These increases are mainly attributed to increases managed services and application hosting as we continue to focus in this area due to the needs of our customers’ digital transformation and the further requirement of customers to have the ability of their organizations to work remotely, particularly during the Covid pandemic.

Gross Profit

Gross profit for the three and six months ended June 30, 2021 increased $332,075 (8.4%) and $1,226,403 (15.7%) to $4,270,680 and $9,017,217, respectively, as compared to $3,981,605 and $7,790,814 for the three and six months ended June 30, 2020, respectively. For the three months ended June 30, 2021, the overall gross profit percentage was 41.7% as compared to 40.7% for the three months ended June 30, 2020. For the six months ended June 30, 2021, the overall gross profit percentage was 42.7% as compared to 39.4% for the six months ended June 30, 2020.

The gross profit attributed to software sales increased $82,435 (11.9%) and $296,614 (22.2%) to $775,967 and $1,629,924 for the three and six months ended June 30, 2021, respectively, as compared to $693,532 and $1,333,310 for the three and six months ended June 30, 2020. This increase is due to sales of software with higher gross profits.

The gross profit attributed to services increased $249,640 (7.7%) and $929,789 (14.4%) to $3,494,713 and $7,387,293 for the three and six months ended June 30, 2021, respectively, as compared to $3,245,073 and $6,457,504 for the three and six months ended June 30, 2020, respectively. This increase is attributed to revenue increases in managed services and application hosting, which provide for higher profit margins, and increases in commission and maintenance revenue for the period.

Operating Expenses

Selling and marketing expenses decreased $119,366 (6.9%) and $341,381 (9.3%) to $1,614,106 and $3,333,414 for the three and six months ended June 30, 2021, respectively, as compared to $1,733,472 and $3,674,795 for the three and six months ended June 30, 2020, respectively. This decrease is primarily due to lower travel and entertainment expense and reduced attendance at conferences and trade shows, as we were still doing some travel in the early part of 2020, lower marketing expenses, in addition to a slight reduction in payroll related expenses as a result departmental changes for various employees, thereby reducing salary and benefit expense.

General and administrative expenses increased $212,029 (10.7%) and $420,806 (10.2%) to $2,193,277 and $4,528,195 for the three and six months ended June 30, 2021, respectively, as compared to $1,981,248 and $4,107,389 for the three and six-months ended June 30, 2020, respectively. This is primarily as a result of increases in payroll related expenses related to both additional personnel and departmental changes for various employees, which increased salary and benefit expense. These increases were partially offset by lower travel and entertainment expenses.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020 (continued).

Operating Expenses (continued)

Share-based compensation increased $45,541 and $43,134 for the three and six months to $48,940 and $49,932 for the three and six months ended June 30, 2021 as compared to $3,399 and $6,798 for the three and six months ended June 30, 2020, respectively. The increase is due to the issuance of stock options at the end of March 2021.

Depreciation and amortization expense increased $37,409 and $58,920 to $210,453 and $408,499 for the three and six months ended June 30, 2021, respectively, as compared to $173,044 and $349,579 for the three and six months ended June 30, 2020. This increase is primarily due to the additional amortization of intangible assets related to the new acquisitions.

Income (loss) from operations

As a result of the above, for the three months ended June 30, 2021, the Company had income from operations of $203,904 as compared to income from operations of $47,442 for the three months ended June 30, 2020. For the six months ended June 30, 2021, the Company had net income from operations of $697,177 as compared to a loss from operations of $347,747 for the six months ended June 30, 2020.

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

In February 2021, ISM converted the outstanding balance of the loan in the amount of $479,110 into 119,004 shares of the Company’s common stock.

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

In June 2021, 65,452 shares of Common Stock were issued and sold generating $722,116 under The At Market Agreement, excluding legal expenses. In July 2021, an additional 9,548 shares of Common Stock were issued and sold generating $106,108, excluding legal expenses.

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

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”).  The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $12,889.

At June 30, 2021, future payments of long-term debt are as follows:

Remainder of 2021	$277,675
2022	402,005
2023	393,211
2024	125,875
2025	47,848
Total	$1,246,614

During the six months ended June 30, 2021, the Company had a net increase in cash of $2,831,944.  The Company’s principal sources and uses of funds were as follows:

Cash (used in) provided by operating activities

Operating activities for the six months ended June 30, 2021 used cash of $838,824 as compared to providing cash of $270,375 for the same period in 2020. This increase in cash used is primarily due to increase in prepaid expenses and other current assets, mostly as a result of an amount due from a vendor of approximately $871,000 (paid in July 2021), lower accounts receivable and the change in income taxes payable offset partially by the increase in operating income for the period.

Cash (used in) provided by investing activities

Investing activities for the six months ended June 30, 2021 used cash of $217,824 as compared to providing cash of $496,142 for the same period in 2020. For the six months ended June 30, 2021, the Company acquired PSI and paid $145,703 in cash as part of the transaction (see Note 10). For the six months ended June 30, 2020, escrowed proceeds of $575,000 were received from the sale of the EDI practice in August 2019.

Cash provided by (used in) financing activities

Financing activities for the six months ended June 30, 2021 provided cash of $3,888,592 as compared to using cash in the amount of $2,565,888 for the same period in 2020. The increase in cash is attributed to the received net proceeds of $4,104,468 from the sale of common stock under its Registration Statement on Form S-3 and the previously disclosed At Market Issuance Sales Agreement with a sales agent. During the six months ended June 30, 2020, the Company paid a dividend to its shareholders which did not occur during the six months ended June 30, 2021.

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

There was no significant impact on the Company’s operations as a result of inflation for the six months ended June 30, 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Off Balance Sheet Arrangements

During the six months ended June 30, 2021 or for fiscal 2020, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2021.

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

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERSUN TECHNOLOGIES, INC.

Dated: August 10, 2021	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Dated: August 10, 2021	By:	/s/ Joseph P. Macaluso
Joseph P. Macaluso
Principal Financial Officer and Principal Accounting Officer