Form 10-Q
period 2021-09-30
SilverSun Technologies, Inc.
filed 2021-11-09
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

As of November 08, 2021, there were 5,136,177 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS

Current assets:
Cash	$7,252,236	$6,595,416
Accounts receivable, net of allowance of $325,000 and $375,000, respectively	1,629,577	1,580,242
Unbilled services	189,522	52,072
Prepaid expenses and other current assets	729,790	400,820

Total current assets	9,801,125	8,628,550

Property and equipment, net	676,378	523,040
Operating lease right-of-use assets	1,101,123	1,373,720
Intangible assets, net	3,563,953	3,126,336
Goodwill	1,011,952	1,011,952
Deferred tax assets	896,839	1,039,084
Deposits and other assets	194,168	198,726

Total assets	$17,245,538	$15,901,408

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,381,482	$1,875,115
Accrued expenses	1,562,079	1,330,786
Accrued interest	22,818	21,206
Income taxes payable	83,031	318,031
Long-term debt – current portion	415,419	262,301
Long-term convertible debt – current portion	-	282,699
Finance lease obligations – current portion	170,670	118,658
Operating lease liabilities – current portion	493,514	481,250
Deferred revenue	2,300,190	2,039,241

Total current liabilities	6,429,203	6,729,287

Long-term debt net of current portion	640,910	502,560
Long-term convertible debt net of current portion	-	434,783
Finance lease obligations net of current portion	174,120	62,316
Operating lease liabilities net of current portion	607,609	892,470

Total liabilities	7,851,842	8,621,416

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares, 5,136,177 and 4,501,271 shares issued and outstanding, respectively	52	46
Additional paid-in capital	9,608,642	7,739,883
Accumulated deficit	(214,998)	(459,937)

Total stockholders’ equity	9,393,696	7,279,992

Total liabilities and stockholders’ equity	$17,245,538	$15,901,408

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues:
Software product, net	$1,553,567	$1,639,245	$5,319,063	$5,335,112
Service, net	8,556,087	8,519,907	25,899,268	24,576,507
Total revenues, net	10,109,654	10,159,152	31,218,331	29,911,619

Cost of revenues:
Product	888,258	961,304	3,023,830	3,323,861
Service	5,282,088	5,145,857	15,237,976	14,744,954
Total cost of revenues	6,170,346	6,107,161	18,261,806	18,068,815

Gross profit	3,939,308	4,051,991	12,956,525	11,842,804

Selling, general and administrative expenses:
Selling and marketing expenses	1,702,496	1,752,319	5,035,910	5,427,115
General and administrative expenses	2,251,467	2,026,477	6,779,662	6,133,865
Share-based compensation expenses	48,878	3,396	98,810	10,194
Depreciation and amortization expenses	226,765	179,057	635,264	528,636
Total selling, general and administrative expenses	4,229,606	3,961,249	12,549,646	12,099,810

(Loss) income from operations	(290,298)	90,742	406,879	(257,006)

Other (expense) income:
Other income	-	1,758	-	13,169
Interest expense	(18,367)	(5,817)	(35,559)	(6,463)
Total other (expense) income	(18,367)	(4,059)	(35,559)	6,706

(Loss) income before taxes	(308,665)	86,683	371,320	(250,300)

(Benefit) provision for income taxes	(68,636)	31,478	126,381	(46,904)

Net (loss) income	$(240,029)	$55,205	$244,939	$(203,396)
Net (loss) per common share:
Basic	$(0.05)	$0.01	$0.05	$(0.05)
Fully diluted	$(0.05)	$0.01	$0.05	$(0.05)
Weighted average shares:
Basic	5,136,177	4,501,271	4,989,432	4,501,271
Diluted	5,136,177	4,696,820	4,991,631	4,501,271

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at July 1, 2021	-	$-	-	$-	5,126,629	$52	$12,565,034	$25,031	$12,590,117

Share-based compensation	-	-	-	-	-	-	48,878	-	48,878
Issuance of common stock from a public offering, net of expenses	-	-	-	-	9,548	-	76,436	-	76,436
Cash dividend	-	-	-	-	-	-	(3,081,706)	-	(3,081,706)
Net loss	-	-	-	-	-	-	-	(240,029)	(240,029)

Balance at September 30, 2021	-	$-	-	$-	5,136,177	$52	$9,608,642	$(214,998)	$9,393,696

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2020	-	$-	-	$-	4,501,271	$46	$9,536,996	$(894,185)	$8,642,857

Share-based compensation	-	-	-	-	-	-	3,396	-	3,396
Net income	-	-	-	-	-	-	-	55,205	55,205

Balance at September 30, 2020	-	$-	-	$-	4,501,271	$46	$9,540,392	$(838,980)	$8,701,458

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	-	$-	-	$-	4,501,271	$46	$7,739,883	$(459,937)	$7,279,992

Issuance of common stock in exchange for convertible debt	-	-	-	-	166,606	2	670,755	-	670,757
Issuance of common stock from a public offering, net of expenses	-	-	-	-	468,300	4	4,180,900	-	4,180,904
Cash dividend	-	-	-	-	-	-	(3,081,706)	-	(3,081,706)
Share-based compensation	-	-	-	-	-	-	98,810	-	98,810
Net income	-	-	-	-	-	-	-	244,939	244,939

Balance at September 30, 2021	-	$-	-	$-	5,136,177	$52	$9,608,642	$(214,998)	$9,393,696

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	-	$-	-	$-	4,501,271	$46	$9,530,198	$(635,584)	$8,894,660

Share-based compensation	-	-	-	-	-	-	10,194	-	10,194
Net loss	-	-	-	-	-	-	-	(203,396)	(203,396)

Balance at September 30, 2020	-	$-	-	$-	4,501,271	$46	$9,540,392	$(838,980)	$8,701,458

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$244,939	$(203,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	142,245	(393,454)
Depreciation and amortization	248,540	240,479
Amortization of intangibles	388,024	288,157
Amortization of right of use assets	272,597	361,199
Bad debt recovery	(50,000)	(486)
Share-based compensation	98,810	10,194

Changes in assets and liabilities:
Accounts receivable	665	546,530
Unbilled services	(137,450)	(415,965)
Prepaid expenses and other current assets	(328,970)	141,257
Deposits and other assets	4,558	354
Accounts payable	(493,633)	(318,105)
Accrued expenses	231,293	220,574
Income tax payable	(235,000)	311,531
Accrued interest	1,612	561
Deferred revenues	161,011	(181,096)
Operating lease obligations	(272,597)	(361,199)
Net cash provided by operating activities	276,644	247,135

Cash flows from investing activities:
Purchase of property and equipment	(119,129)	(97,995)
Acquisition of business	(145,703)	(185,000)
Escrow accounts receivable	-	1,150,000
Net cash (used in) provided by investing activities	(264,832)	867,005

Cash flows from financing activities:
Payment of cash dividend	(3,081,706)	(2,250,636)
Proceeds from PPP loan	-	3,150,832
Payment of PPP loan	-	(3,150,832)
Proceeds from issuance of stock, net of expenses	4,180,904	-
Payment of long-term debt	(288,532)	(117,246)
Payment of long-term convertible debt	(46,725)	(207,309)
Payment of finance lease obligations	(118,933)	(124,755)
Net cash provided by (used in) financing activities	645,008	(2,699,946)

Net increase (decrease) in cash	656,820	(1,585,806)

Cash, beginning of period	6,595,416	8,658,401

Cash, end of period	$7,252,236	$7,072,595

Cash paid during period for:
Interest	$38,437	$29,567
Income taxes	$219,136	$35,019

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended September 30, 2021:

On January 18, 2021, the Company incurred approximately $90,007 in financial lease obligations for purchases of equipment.

In February 2021, ISM converted the outstanding balance of the ISM Note in the amount of $479,110 into 119,004 shares of the Company’s common stock. At September 30, 2021 and December 31, 2020, the outstanding balances on the ISM Note were $-0- and $512,487 respectively (see Note 6).

In February 2021, Nellnube converted the outstanding balance of the Nellnube Note in the amount of $191,645 into 47,602 shares of the Company’s common stock. At September 30, 2021 and December 31, 2020, the outstanding balances on the Nellnube Note were $-0- and $204,995 respectively (see Note 6).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020.  These results are not necessarily indicative of the results to be expected for the full year.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three and nine months ended September 30, 2021 and 2020.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three and nine months ended September 30, 2021 and 2020.

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

Components of revenue:

	For the Three Months Ending September 30,
	2021	2020
Software revenue	$1,553,567	$1,639,245
Professional consulting	3,270,331	3,296,502
Maintenance revenue	1,685,278	1,972,913
Ancillary service revenue	3,600,478	3,250,492
	$10,109,654	$10,159,152

	For the Nine Months Ending September 30,
	2021	2020
Software revenue	$5,319,063	$5,335,112
Professional consulting	10,080,532	10,201,996
Maintenance revenue	5,204,731	5,263,838
Ancillary service revenue	10,614,005	9,110,673
	$31,218,331	$29,911,619

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services that will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of September 30, 2021, there was $685,271 in deferred maintenance and deferred support service revenues and $1,614,919, in deposits for future consulting services. As of December 31, 2020, there was $475,610 in deferred maintenance and deferred support services, and $1,563,631 in deposits for future consulting services.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2021 and December 31, 2020, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying unaudited condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 for cash, accounts receivable, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments.  Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year.  At September 30, 2021 and December 31, 2020, the Company had cash on deposit of $6,381,238 and $5,900,593, respectively, in excess of the federally insured limits of $250,000.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of September 30, 2021, no one customer represented more than 10% of the total accounts receivable and unbilled services. As of December 31, 2020, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the nine months ended September 30, 2021 and 2020, the Company’s top ten customers accounted for 10% ($3,037,542) and 11% ($3,157,125), respectively, of total revenues.  The Company does not rely on any one specific customer for any significant portion of its revenue.

For the nine months ended September 30, 2021 and 2020, purchases from one supplier through a “channel partner” agreement were approximately 14% and 16% of cost of revenues, respectively.  This channel partner agreement is for a one-year term and automatically renews for an additional one-year term on the anniversary of the agreements effective date.

As of September 30, 2021, one supplier represented approximately 15% of total accounts payable. For the year ended December 31, 2020 two suppliers represented approximately 39% of accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash.  As of September 30, 2021, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

There were no liabilities for uncertain tax positions at September 30, 2021 and December 31, 2020.

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

For the nine months ended September 30, 2021, the average market prices for the periods ended are less than the exercise price of all the outstanding stock options, therefore, the inclusion of the stock options would be anti-dilutive. For the three months ended September 30, 2021, common stock equivalents have been excluded from the computation since the effect of common stock equivalents is anti-dilutive with respect to the loss. For the nine months ended September 30, 2020, since the effect of common stock equivalents is anti-dilutive with respect to the loss, the convertible promissory notes have also been excluded from the Company’s computation of net loss per common share. For the three months ended September 30, 2020 convertible promissory notes have been included in the Company’s computation of income per common share. For the three and nine months ended September 30, 2021 since the convertible promissory notes have been converted into common stock, they have been excluded in the Company’s computation of net income (loss) per common share.

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
Basic net (loss) income per share computation:
Net (loss) income	$(240,029)	$55,205
Weighted-average common shares outstanding	5,136,177	4,501,271
Basic net (loss) income per share	$(0.05)	$0.01
Diluted net (loss) income per share computation:
Net (loss) income per above	$(240,029)	$55,205
Interest on convertible debt	-	4,168
Net (loss) income	(240,029)	59,373
Weighted-average common shares outstanding	5,136,177	4,501,271
Incremental shares for warrants and convertible promissory notes	-	195,549
Total adjusted weighted-average shares	5,136,177	4,696,820
Diluted net (loss) income per share	$(0.05)	$0.01

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Basic net income (loss):
Net income (loss)	$244,939	$(203,396)
Weighted-average common shares outstanding	4,989,432	4,501,271
Basic net income (loss) per share	$0.05	$(0.05)
Diluted net income (loss):
Net income (loss) per above	$244,939	$(203,396)
Net income (loss)	244,939	(203,396)
Weighted-average common shares outstanding	4,989,432	4,501,271
Incremental shares for warrants	2,199	-
Total adjusted weighted-average shares	4,991,631	4,501,271
Diluted net income (loss) per share	$0.05	$(0.05)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on income (loss) per share.

	Three Months September 30, 2021	Three Months September 30, 2020
Stock options	96,990	-
Warrants	2,578	4,988

Total potential dilutive securities not included in (loss) income per share	99,568	4,988

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited)

NOTE 3 – NET INCOME (LOSS) PER COMMON SHARE (Continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on income (loss) per share.

	Nine Months September 30, 2021	Nine Months September 30, 2020
Stock options	96,990	-
Warrants	-	4,988
Convertible promissory notes	-	195,549

Total potential dilutive securities not included in income (loss) per share	96,990	200,537

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2021	December 31, 2020
Leasehold improvements	$165,701	$165,701
Equipment, furniture and fixtures	3,302,130	2,900,252
	3,467,831	3,065,953
Less: Accumulated depreciation and amortization	(2,791,453)	(2,542,913)

Property and equipment, net	$676,378	$523,040

Depreciation and amortization expense related to these assets was $90,921 and $248,540, respectively, for the three and nine months ended September 30, 2021 as compared to $74,846 and $240,479 for the three and nine months ended September 30, 2020.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

The components of intangible assets are as follows:

	September 30, 2021	December 31, 2020	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 –7
Intellectual property, customer list, and acquired contracts	6,166,253	5,340,612	5 –15
Total intangible assets	$6,556,335	$5,730,694
Less: accumulated amortization	(2,992,382)	(2,604,358)
	$3,563,953	$3,126,336

Amortization expense related to the above intangible assets for the three and nine months ended September 30, 2021 was $132,285 and $388,024, respectively, as compared to $104,211 and $288,157 for the three and nine months ended September 30, 2020.

The Company expects future amortization expense to be the following:

Amortization
Remainder of 2021	$136,282
2022	492,427
2023	429,314
2024	429,314
2025	422,457
2026	407,875
Thereafter	1,246,284

Total	$3,563,953

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE DEBT AND LONG-TERM DEBT, RELATED PARTY AND PPP LOAN

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”).  The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). In February 2021, ISM converted the outstanding balance of the ISM Note in the amount of $479,111 into 119,004 shares of the Company’s common stock. At September 30, 2021 and December 31, 2020, the outstanding balances on the ISM Note were $-0- and $512,487, respectively.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”).  The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03 (the “Fixed Conversion Price”). In February 2021, Nellnube converted the outstanding balance of the Nellnube Note loan in the amount of $191,645 into 47,602 shares of the Company’s common stock. At September 30, 2021 and December 31, 2020, the outstanding balances on the Nellnube Note were $-0- and $204,995, respectively.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”).  The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,984. At September 30, 2021 and December 31, 2020, the outstanding balances on the PIT Note were $19,852 and $64,040, respectively.

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 has a term of one (1) year and is subject to downward adjustment based on whether certain revenue milestones are achieved. In July 2021, the Company waived its rights to any downward adjustments on these notes, and agreed to pay the full face amount, plus interest, on those notes on the date of maturity. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 has a term of three (3) years and is not subject to a downward adjustment. At September 30, 2021 and December 31, 2020, the outstanding balances on the PT Notes were $206,667 and $310,000, respectively. On July 31, 2021, the Company paid Note 1 and accrued interest in the amount of $107,543.

On October 1, 2020, SWK acquired certain assets of Computer Management Services, LLC, (“CMS”) pursuant to an Asset Purchase Agreement for cash of $410, clients’ deposits related to technical support in the amount of $50,115, prepaid time from clients in the amount of $67,073, and the issuance of a promissory note in the aggregate principal amount of $170,000 (the “CMS Note”) for a total of $287,598.  The CMS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,869. At September 30, 2021 and December 31, 2020, the outstanding balances on the CMS Note were $119,133 and $160,821, respectively.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”).  The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,031. At September 30, 2021 and December 31, 2020, the outstanding balances on the BSS Note were $196,948 and $230,000, respectively.

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”).  The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $3,724. At September 30, 2021, the outstanding balance on the CTS Note was $112,407.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – CONVERTIBLE DEBT AND LONG-TERM DEBT, RELATED PARTY AND PPP LOAN (continued)

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”).  The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $12,889. At September 30, 2021, the outstanding balance on the CTS Note was $401,322.

Total convertible debt and long-term debt balances at September 30, 2021 and December 31, 2020 were $1,056,329 and $1,482,343, respectively, of which $415,419 and $545,000 was classified as current portion at September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021, future payments of long-term debt are as follows:

Remainder of 2021	$87,389
2022	402,005
2023	393,211
2024	125,875
2025	47,849
Total	$1,056,329

SWK entered into a promissory note (the “Note”) with JPMorgan Chase Bank, N.A. (the “Lender”), in the principal aggregate amount of $3,150,832 (the “PPP Loan”) pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). At the time SWK applied for the PPP Loan, we believed that it qualified to receive funds pursuant to the then published PPP qualification and certification requirements. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP Loan (the “New Guidance”). Out of an abundance of caution and in light of the New Guidance, SWK determined to pay off the entire amount of the PPP Loan. Accordingly, the PPP Loan was paid in full to the Lender on May 18, 2020, resulting in the full satisfaction of the Note. Under the terms of the PPP Loan, SWK had the right to repay the Note without penalty.

NOTE 7 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying unaudited condensed consolidated balance sheets.  The related obligations are based upon the present value of the future minimum lease payments with the following:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term	2.13	1.31
Weighted average interest rate	6.8%	5.6%

At September 30, 2021 future payments under finance leases are as follows:

September 30, 2021
Remainder of 2021	$57,144
2022	162,382
2023	111,438
2024	42,156
Total minimum lease payments	373,120
Less amounts representing interest	(28,330)
Present value of net minimum lease payments	344,790
Less current portion	(170,670)
Long-term finance lease obligation	$174,120

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

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of September 30, 2021 are as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term	2.65	2.93
Weighted average discount rate	4.77%	4.77%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2021:

Remainder 2021	$148,553
2022	499,849
2023	356,844
2024	141,457
2025	20,510
Total undiscounted future minimum lease payments	1,167,213
Less: Difference between undiscounted lease payments and discounted lease liabilities	(66,090)
Total operating lease liabilities	1,101,123
Less current portion	(493,514)
Long-term operating lease liabilities	$607,609

Total rent expense under for the three and nine months ended September 30, 2021 was $125,635 and $444,858, respectively, as compared to $134,147 and $397,416 for the three and nine months ended September 30, 2020, respectively.

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

Shares of common stock sold under the 2021 At Market Agreement are made pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-249238), filed with the Securities and Exchange Commission (the “SEC”) on October 2, 2020, as amended, and declared effective on October 23, 2020 (the “2020 Registration Statement”), the prospectus included in the 2020 Registration Statement and the related prospectus supplement dated February 26, 2021. In June 2021, 65,452 shares of Common Stock were issued and sold generating $722,116, excluding legal expenses. In July 2021, an additional 9,548 shares of Common Stock were issued and sold generating $76,436, net of legal expenses.

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

Stock Repurchase Program

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock.  Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended, or discontinued at any time. The Company expects to finance the program from existing cash resources.  As of September 30, 2021, no repurchases have been made.

Stock Options

The Company adopted the 2019 Equity and Incentive Plan (the “2019 Plan”) to order provide long-term incentives for employees and non-employees to contribute to the growth of the Company and attain specific performance goals.

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Common Stock. The expected life of the options granted represents the period of time from date of grant to expiration. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. On March 29, 2021, 99,990 stock options were granted with an exercise price of $6.53 per option and have a five-year term with a two-year vesting period at 50% per annum. During the period ended September 30, 2021, 3,000 stock options were forfeited at an exercise price of $6.53. The fair value of stock options granted was $4.888 per option on the date of grant using the Black Scholes option-pricing model with the following assumptions:

Dividend Yield	Risk-free Interest Rate	Volatility	Life

0.00%	0.89%	101.36%	5 years

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – EQUITY Continued)

Stock Options (continued)

For the three and nine months ended September 30, 2021, the Company recorded share-based compensation expense of $48,878 and $98,810, respectively, as compared to $3,396 and $10,194 for the three and nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, the unamortized compensation expense for stock options was $283,428 and $-0-, respectively. Unamortized compensation expense is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 10 – BUSINESS COMBINATIONS

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”).  The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $4,031. The purchase price has been allocated to customer list with an estimated life of fifteen years. At September 30, 2021 and December 31, 2020, the outstanding balances on the BSS Note were $196,948 and $230,000, respectively.

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”).  The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $3,724. The purchase price has been allocated to customer list with an estimated life of fifteen years. At September 30, 2021, the outstanding balance on the CTS Note was $112,407.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”).  The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum.  Monthly payments including interest are $12,889. At September 30, 2021, the outstanding balance on the PSI Note was $401,322.

The Company expects these acquisitions to create synergies by combining operations and expanding geographic market share and product offerings.

The following summarizes the purchase price allocation for the current and prior year acquisitions:

	Prairie Tech	CMS	BSS	CTS	PSI (Preliminary)

Cash consideration	$185,000	$410	$-	$-	$145,703
Note payable	310,000	170,000	230,000	130,000	450,000
Total purchase price	$495,000	$170,410	$230,000	$130,000	$595,703

Deposits and other assets	$32,896	$-	$-	$-	$-
Customer list	406,000	274,115	230,000	130,000	695,641
Operating lease right-of-use assets	64,863	-	-	-	-
Goodwill	107,852	13,000	-	-	-
Total assets acquired	611,611	287,115	230,000	130,000	695,641

Deferred revenue	(51,748)	(111,705)	-	-	(99,938)
Contingent liability	-	(5,000)	-	-	-
Operating lease liability	(64,863)	-	-	-	-
Net assets acquired	$495,000	$170,410	$230,000	$130,000	$595,703

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – BUSINESS COMBINATIONS (continued)

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions of Prairie Technology Solutions Group, LLS (“PT”), acquired July 31, 2020, Computer Management Services, LLC (CMS”), acquired October 1, 2020, Business Software Solutions (“BSS”), acquired December 1, 2020, CT-Solution, Inc. (“CTS”), acquired April 1, 2021, and PeopleSense, Inc. (“PSI), acquired May 1, 2021, occurred on January 1, 2020, nor is the financial information indicative of the results of future operations. The following table represents the unaudited condensed consolidated pro forma results of operations for the three and nine months ended September 30, 2020 as if the acquisitions occurred on January 1, 2020. For the three and nine months ended September 30, 2020, operating expenses have been increased for the amortization expense of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Three Months Ended September 30, 2020
Net revenues	$10,793,456
Cost of revenues	6,352,929
Operating expenses	4,320,048
Income (loss) before taxes	116,420
Net income (loss)	79,629
Basic and diluted income (loss) per common share	$0.02

Pro Forma	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net revenues	$31,542,459	$32,195,243
Cost of revenues	18,286,990	18,720,902
Operating expenses	12,750,648	13,438,332
Income (loss) before taxes	504,821	42,715
Net income (loss)	342,881	81,647
Basic and diluted income (loss) per common share	$0.07	$0.02

The Company’s unaudited condensed consolidated financial statements for the three months ended September 30, 2021 include the actual results of PT, CMS, BSS CTS and PSI.

For the nine months ended September 30, 2021 pro-forma results above include six months of results of CTS and five months of PSI. For the nine months ended September 30, 2021, $4,644 of estimated amortization expense and $606 of estimated interest expense is included in the pro-forma results for CTS and $33,126 of estimated amortization and $2,797 of estimated interest expense included for PSI in the pro-forma results.

For the three months ended September 30, 2020, there is $10,149 of estimated amortization expense and $979 of estimated interest expense included in the pro-forma results for PT, $6,864 of estimated amortization expense and $5,457,of estimated interest expense included in the pro-forma results for CMS, $8,214 of estimated amortization expense and $1,105,of estimated interest expense included in the pro-forma results for BSS, $4,644 of estimated amortization expense and $606 of estimated interest expense is included in the pro-forma results for CTS, and $24,844 of estimated amortization expense and $1,822 of estimated interest expense is included in the pro-forma results for PSI.

For the nine months ended September 30, 2020, there is $30,447 of estimated amortization expense and $7,231 of estimated interest expense included in the pro-forma results for PT, $20,592 of estimated amortization expense and $16,577,of estimated interest expense included in the pro-forma results for CMS, $24,642 of estimated amortization expense and $3,314 of estimated interest expense included in the pro-forma results for BSS, $13,932 of estimated amortization expense and $1,818 of estimated interest expense is included in the pro-forma results for CTS, and $74,533 of estimated amortization expense and $6,018 of estimated interest expense is included in the pro-forma results for PSI.

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

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,400,000 as of September 30, 2021, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and a portion begin to expire in the year 2024 to 2033.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and depreciation, gave rise to the Company’s deferred tax asset.  Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $897,000 and $1.04 million in deferred tax assets at September 30, 2021 and December 31, 2020, respectively.

For the nine months ended September 30, 2021, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. For the nine months ended September 30, 2021, the Company recorded a tax provision of $126,381 as compared to a tax benefit from the net loss before taxes for the nine months ended September 30, 2020 in the amount of $46,904.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, long-term convertible debt issued in conjunction with various acquisitions are considered related party liabilities as holders are current employees of the Company, see Note 6. In February 2021, the outstanding balances of the loans were converted into common stock of the Company. As of September 30, 2021 and December 31, 2020, the outstanding balance for the long-term convertible debt was $-0- and $717,482, respectively.

At September 30, 2021 and December 31, 2020, certain long-term debt is considered related party liabilities holders, including Prairie, Tech, Partners in Technology, Nellnube and ISM. are current employees of the Company. As of September 30, 2021 and December 31, 2020, the outstanding balances of this debt were $226,519 and $374,039, respectively.

NOTE 13 – SUBSEQUENT EVENTS

On October 14, 2021 71,630 stock options were granted to directors and officers at an exercise price of $5.90 per option, the closing price on October 14, 2021, and have a five-year term and are vested at time of grant.

On November 5, 2021, the Company’s Board of Directors approved a five-year extension through September of 2028 of the employment agreement with Mark Meller, the Company’s Chief Executive Officer and President under the same terms and conditions.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Our core business is divided into the following practice areas:

ERP (Enterprise Resource Management) and Accounting Software

We are a value-added reseller for a number of industry-leading ERP applications. We are a Sage Software Authorized Business Partner and Sage Certified Gold Development Partner. We believe we are among the largest Sage partners in North America, with a sales and implementation presence complemented by a scalable software development practice for customizations and enhancements. Due to the growing demand for cloud-based ERP solutions, we also have in our ERP portfolio Acumatica, a browser-based ERP solution that can be offered on premise, in the public cloud, or in a private cloud. We have recently added Sage Intacct, a cloud-based solution for core financials to our offerings of cloud-based solutions. We develop and resell a variety of add-on solutions to all our ERP and accounting packages that help customize the installation to our customers’ needs and streamline their operations.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020.

During the nine months ended September 30, 2021 the Company continued to expand its customer base, which we believe provides a basis for future growth, as revenues increased 4.4% as compared to the same nine-month period in the prior year. The Company continues to monitor the Covid-19 situation as it pertains to the disruption of our business and that of some of our customers and growth in future quarters and will take steps, if necessary, to establish mitigation strategies to try and minimize risk of any potential downturn for shareholders as well the health, safety and wellbeing of its employees and customers. The Company’s strategies are focused on assisting our customers in their digital transformation in this new environment. We believe the new “work from home environment” (workforce of the future), coupled with the continued rise of E-Commerce and security and compliance could help drive our future revenues.

Revenues

For the three months ended September 30, 2021, revenues decreased $49,498 (0.5%) to $10,109,654 as compared to $10,159,152 for the three ended September 30, 2020. This decrease is mostly attributed to a decrease in software sales, offset partially by an increase recurring and service revenues. The decrease in sales is also partially attributed to delays in business from certain customers due to supply-chain issues that have temporarily created cash flow issues within their businesses.

For the nine months ended September 30, 2021, revenues increased $1,306,712 (4.4%) to $31,218,331 as compared to $29,911,619 for the nine months ended September 30, 2020. The increase is mostly attributed to the increase in recurring and service revenues.

Software sales decreased $85,678 (5.2%) to $1,553,567 for the three months ended September 30, 2021 as compared to $1,639,245 for the three months ended September 30, 2020 primarily due to the timing of orders. For the nine months ended September 30, 2021, software sales decreased $16,049 (0.3%) to $5,319,063 as compared to $5,335,112 for the nine months ended September 30, 2020, representing a slight decrease from the prior year.

Service revenue increased by $36,180 (0.4%) and $1,322,761 (5.4%) to $8,556,087 and $25,899,268 for the three and nine months ended September 30, 2021, respectively, as compared to $8,519,907 and $24,576,507 for the three and nine months ended September 30, 2020, respectively. These increases are mainly attributed to increases in managed services and application hosting as we continue to focus in this area due to the needs of our customers’ digital transformation and the further requirement of customers to have the ability of their organizations to work remotely, particularly during the Covid pandemic.

Gross profit

Gross profit for the three months ended September 30, 2021 decreased $112,683 (2.8%) to $3,939,308 as compared to $4,051,991 for the three months ended September 30, 2020. For the three months ended September 30, 2021, the overall gross profit percentage was 39.0% as compared to 39.9% for the three months ended September 30, 2020.

Gross profit for the nine months ended September 30, 2021 increased $1,113,721 (9.4%) to $12,956,525 as compared to $11,842,804 for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the overall gross profit percentage was 41.5% as compared to 39.6% for the nine months ended September 30, 2020.

The gross profit attributed to software sales decreased $12,632 (1.9%) to $665,309 for the three ended September 30, 2021 as compared to $677,941 for the three months ended September 30, 2020, due mostly to the slightly lower sales.

The gross profit attributed to software sales increased $283,982 (14.1%) to $2,295,233 for the nine ended September 30, 2021 as compared to $2,011,251 for the nine months ended September 30, 2020 due mostly to the increased sale of higher margin products.

The gross profit attributed to services decreased $100,051 (3.0%) to $3,273,999 for the three months ended September 30, 2021 as compared to $3,374,050 for the three months ended September 30, 2020. This decrease is mostly due to costs associated with the learning curve of new employees, who were hired to accommodate our growth as well as higher compensation costs plus an increase in vacation and personal time off experienced during the quarter.

The gross profit attributed to services increased $829,739 (8.4%) to $10,661,292 for the nine months ended September 30, 2021 as compared to $9,831,553 for the nine months ended September 30, 2020. This increase is attributed to revenue increases in managed services and application hosting, which provide for higher profit margins, and increases in commission and maintenance revenue for the period offset partially by costs associated with the learning curve of new employees, who were hired to accommodate our growth.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (continued).

Operating expenses

Selling and marketing expenses decreased $49,823 (2.8%) and $391,205 (7.2%) to $1,702,496 and $5,035,910 for the three and nine months ended September 30, 2021, respectively, as compared to $1,752,319 and $5,427,115 for the three and nine months ended September 30, 2020, respectively. This decrease is primarily due to lower travel and entertainment expense and reduced attendance at conferences and trade shows and lower marketing expenses. In addition, we experienced a slight reduction in payroll related expenses as a result departmental changes for various employees, thereby reducing salary and benefit expense.

General and administrative expenses increased $224,990 (11.1%) and $645,797 (10.5%) to $2,251,467 and $6,779,662 for the three and nine months ended September 30, 2021, respectively, as compared to $2,026,477 and $6,133,865 for the three and nine-months ended September 30, 2020, respectively. This is primarily as a result of increases in payroll related expenses related to both additional personnel and departmental changes for various employees, which increased salary and benefit expense.

Share-based compensation increased $45,482 and $88,616 for the three and nine months to $48,878 and $98,810 for the three and nine months ended September 30, 2021 as compared to $3,396 and $10,194 for the three and nine months ended September 30, 2020, respectively. The increase is due to the issuance of stock options at the end of March 2021.

Depreciation and amortization expense increased $47,708 and $106,628 to $226,765 and $635,264 for the three and nine months ended September 30, 2021, respectively, as compared to $179,057 and $528,636 for the three and nine months ended September 30, 2020. This increase is primarily due to the additional amortization of intangible assets related to the new acquisitions.

Income (loss) from operations

As a result of the above, for the three months ended September 30, 2021, the Company had a loss from operations of $290,298 as compared to income from operations of $90,742 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, the Company had net income from operations of $406,879 as compared to a loss from operations of $257,006 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

The negative impact of Covid-19 on the economy creates uncertainty for the Company in the coming months and quarters. While our Company has not been significantly impacted as a result of this uncertainty, the potential negative impact on our business, in the future, is impossible to determine at this point, although it is likely that we could suffer negative consequences as many companies go out of business, suffer from supply-chain issues or decrease their technology spending.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (continued).

Liquidity and Capital Resources (continued)

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

In June 2021, 65,452 shares of Common Stock were issued and sold generating $722,116 under The At Market Agreement, excluding legal expenses. In July 2021, an additional 9,548 shares of Common Stock were issued and sold generating $76,436, net of legal expenses.

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

At September 30, 2021, future payments of long-term debt are as follows:

Remainder of 2021	$87,389
2022	402,005
2023	393,211
2024	125,875
2025	47,849
Total	$1,056,329

During the nine months ended September 30, 2021, the Company had a net increase in cash of $656,820.  The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities

Operating activities for the nine months ended September 30, 2021 provided cash of $276,644 as compared to providing cash of $247,135 for the same period in 2020. This increase in cash provided by operating activities is primarily due to increase in operating income and change in unbilled services offset mostly by the increase in prepaid expenses and other current assets and the change in income taxes payable.

Cash (used in) provided by investing activities

Investing activities for the nine months ended September 30, 2021 used cash of $264,832 as compared to providing cash of $867,005 for the same period in 2020. For the nine months ended September 30, 2021, the Company acquired PSI and paid $145,703 in cash as part of the transaction (see Note 10) as well as purchased $119,129 of property and equipment. For the nine months ended September 30, 2020, escrowed proceeds of $1,150,000 were received from the sale of the EDI practice in August 2019 offset by cash used to acquired businesses for $185,000 and the purchases of property and equipment in the amount of $97,995.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (continued).

Liquidity and Capital Resources (continued)

Cash (used in) provided by financing activities

Financing activities for the nine months ended September 30, 2021 provided cash of $645,008 as compared to using cash in the amount of $2,699,946 for the same period in 2020. The increase in cash provided is attributed to the received net proceeds of $4,180,904 from the sale of common stock under its Registration Statement on Form S-3 and the previously disclosed At Market Issuance Sales Agreement with a sales agent offset partially by a higher dividend payment to shareholders.

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

There was no significant impact on the Company’s operations as a result of inflation for the nine months ended September 30, 2021.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2021 or for fiscal 2020, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2021.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: November 9, 2021	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Dated: November 9, 2021	By:	/s/ Joseph P. Macaluso
Joseph P. Macaluso
Principal Financial Officer and Principal Accounting Officer