Form 10-K
period 2021-12-31
SilverSun Technologies, Inc.
filed 2022-03-29
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021 based on a closing price of $12.17 was $29,668,987.

As of March 28, 2022, the registrant had 5,136,177 shares of its common stock, par value $0.00001 per share, outstanding.

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

As a business application, technology and consulting company, we provide strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the cloud. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Human Capital Management (“HCM”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated Information Technology (“IT”) network services practice that provides managed services, cybersecurity, application hosting, disaster recovery, business continuity, cloud and other services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Arizona, Connecticut, Southern California, North Carolina, Washington, Oregon and Illinois.

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

Network and Managed Services

We provide comprehensive IT network and managed services designed to eliminate the IT concerns of our customers. Businesses can focus on their core strengths rather than technology issues. We adapt our solutions for virtually any type of business from product and service providers to small businesses with local customers. Our business continuity services provide automatic on-site and off-site backups, complete encryption, and automatic failure testing. We also provide application hosting, IT consulting and managed network services. Our focus in the network and managed services practice is to focus on industry verticals in order to demonstrate our ability to better understand our customers’ needs.

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

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”), a leading Indianapolis-based reseller of Sage Software solutions. Over the last 20 years, CT-Solution has implemented technology applications at prominent manufacturers, distributors, and professional service organizations throughout the Midwest.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”), a leading Chicago-based reseller of Sage Software's human resource management solutions. Over the last 18 years, PeopleSense has implemented HCM solutions to clientele spanning over half of the United States, Canada, Puerto Rico and the U.S. Virgin Islands.

On January 1, 2022, the Company entered into an Asset Purchase Agreement with Dynamic Tech Services, Inc (“DTS”), a Georgia corporation pursuant to which SWK acquired from DTS certain assets related to the component of DTS’ operations devoted to selling and supporting Acumatica Cloud Enterprise Resource Planning solutions.

On January 22, 2022, the Company entered into an agreement to acquire certain assets of NEO3, LLC (“NEO3”), an Ohio-based company related to its Sage 100 and Acumatica operations.

Currently we have not entered into any other agreements or understandings for any acquisitions that management deems material.

Enterprise Resource Planning Software Strategy

Our ERP software strategy is focused on serving the needs of our expansive installed base of customers for our Sage 100, Sage 500, and Sage BusinessWorks practices, while rapidly growing the number of customers using Sage X3 and Acumatica. We currently have approximately 8,000 active ERP customers using one of these six solutions, including customers using certain add-on support products to these solutions. In the past we, have focused primarily on on-premise mid-market Sage Software solutions but in the past few years have focused on larger enterprise-type offerings and cloud ERP solutions. This has allowed us to increase our average deal size and to keep pace with the changing trends that we see in the industry.

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

The recent trend in the industry shows that there is a high demand for managed services across every industry vertical. The implementation of managed services can reduce IT costs by 30% to 40% in such enterprises. This enables organizations to have flexibility and technical advantage. Enterprises having their services outsourced look forward to risk sharing and to reduce their IT costs and IT commitments, so that they can concentrate on their core competencies. Organizations implementing managed services have reported almost a 50% to 60% increase in the operational efficiency of their outsourced processes. Enterprises have accepted outsourcing services as a means to enable them to reduce their capital expenditures (CapEx) and free up internal sources. Newer managed services that penetrate almost all the industry domains, along with aggressive pricing in services, are being offered. This results in an increase in the overall revenues of the managed services market. It is observed that there is an increase in outsourcing of wireless, communications, mobility, and other value-added services, such as content and e-commerce facilities. With increasing technological advancements and the cost challenges associated with having the IT services in-house, we believe the future seems optimistic for managed services providers.

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

Warehouse Management Systems

We are resellers of High Jump Warehouse Edge (formerly Accellos One Warehouse Management System) (“WMS”) software published by High Jump, Inc. (“High Jump”). High Jump develops warehouse management software for mid-market distributors. The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions. Directed picking, directed replenishment, and directed put-away are the key to WMS. The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However, the basic WMS will use a combination of item, location, quantity, unit of measure, and order information to determine where to stock, where to pick, and in what sequence to perform these operations.

The WMS software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. Accellos also works as part of a complete operational solution by integrating seamlessly with radio frequency hardware, accounting software, shipping systems and warehouse automation equipment.

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

Application Hosting

We provide hosting services to customers located throughout the country within our own data centers.

Product Development

We are continually looking to improve and develop new products. Our product initiatives include various new product offerings, which generally are extensions of existing products. We are using a dual-shore development approach to keep product development costs at a minimum. All our product development is led by U.S. based employees. The project leaders are technical resources who are involved in developing technical specifications, design decisions, usability testing, and transferring the project knowledge to our offshore development team. Several times per week, the product development leadership team meets with our project leaders and development teams to discuss project status, development obstacles, and project timelines.

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

We are required to enter into an annual Channel Partner Agreement with Sage Software whereby Sage Software appoints us as a non-exclusive partner to market, distribute, and support Sage 100, Sage 500, and Sage Intacct. The Channel Partner Agreement is for a one-year term, and automatically renews for an additional one-year term on the anniversary of the agreement’s effective date. These agreements authorize us to sell these software products to customers in the United States. There are no clauses in this agreement that limit or restrict the services that we can offer to customers. We also operate a Sage Software Authorized Training Center Agreement and are party to a Master Developers Program License Agreement.

For the years ended December 31, 2021 and 2020, purchases from one supplier through a “channel partner” agreement were approximately 13% and 15% respectively. This channel partner agreement is for a one-year term and automatically renews for an additional one-year term on the anniversary of the agreements effective date. Generally, the Company does not rely on any one specific supplier for all its purchases and maintains relationships with other suppliers that could replace its existing supplier should the need arise.

Customers

We market our products primarily throughout North America. For the years ended December 31, 2021 and 2020, the top ten customers accounted for 9% ($3,644,319) and 10% ($4,246,257), respectively, of total revenues. Generally, we do not rely on any one specific customer for any significant portion of our revenue base. No single customer accounted for ten percent or more of our consolidated revenues base.

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

Employees

As of March 25, 2022, we had approximately 165 full time employees with 45 of our employees engaged in sales and marketing activities, 85 employees are engaged in service fulfillment, and 35 employees performing administrative functions.

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

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”), a leading Indianapolis-based reseller of Sage Software solutions. Over the last 20 years, CT-Solution has implemented technology applications at prominent manufacturers, distributors, and professional service organizations throughout the Midwest.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”), a leading Chicago-based reseller of Sage Software's human resource management solutions. Over the last 18 years, PeopleSense has implemented HCM solutions to clientele spanning over half of the United States, Canada, Puerto Rico and the U.S. Virgin Islands.

On November 10, 2021, SWK entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Net@Work, Inc. (“NAW”) pursuant to which NAW acquired from SWK certain assets related to the component of SWK’s business devoted to selling and supporting the Sage X3 software application published by Sage Software, Inc. for small and middle market companies in North America.

On January 1, 2022, the Company entered into an Asset Purchase Agreement with Dynamic Tech Services, Inc (DTS”), a Georgia corporation (“DTS”) pursuant to which SWK acquired from DTS certain assets related to the component of DTS’ operations devoted to selling and supporting Acumatica Cloud Enterprise Resource Planning solutions.

On January 22, 2022, entered into an agreement to acquire certain assets of NEO3, LLC (“NEO3”), an Ohio-based company related to its Sage 100 and Acumatica operations.

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

Item 1A. Risk Factors

Risks Relating to our Business

We may incur future losses and may be unable to maintain profitability.

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

Although we currently have fully developed products available for sale, we may need to develop various new technologies, products and product features and remain competitive. Due to the risks inherent in developing new products and technologies — limited financing, loss of key personnel, and other factors — we may fail to develop these technologies and products or may experience lengthy and costly delays in doing so. Although we license some of our technologies in their current stage of development, we cannot assure that we will be able to develop new products or enhancements to our existing products in order to remain competitive.

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

Management has concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria set forth in 2013 Internal Control—Integrated Framework issued by the COSO.

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

The software and technology industry is highly competitive. If we cannot develop and market desirable products that the public is willing to purchase, we will not be able to compete successfully. Our business may be adversely affected, and we may not be able to generate any revenues.

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

In order to achieve the above-mentioned targets, the general strategies of our Company are to maintain and search for hard-working employees who are innovative and creative, as well as to keep a close eye on expansion opportunities through merger and/or acquisition.

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

We Face Risks Arising from Acquisitions.

We may pursue strategic acquisitions in the future. Risks in acquisition transactions include difficulties in the integration of acquired assets into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired assets or businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired assets or businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired assets or businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.

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
●

the net increases in the number of customers and customers paying subscriptions, either independently or as compared with published expectations of industry, financial or other analysts that cover our company;

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

Our shares have been approved for and are currently trading on The Nasdaq Capital Market (“Nasdaq”); however Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or delisting from Nasdaq, would make it more difficult for shareholders to dispose of our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

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

On October 24, 2017 the Company entered into a lease for $3,584 per month for one year beginning November 1, 2018 for the additional space at 120 Eagle Rock Ave (suite 302). It was subsequently extended on February 1, 2020 for five years starting while extending the rental space to 3,516 square feet at $6,153 per month and escalating to $ 6,886 per month by the end of the term. The Company terminated this lease September 30, 2021.

The Company leased 3,422 square feet of office space in Greensboro, NC with a monthly rent of $4,182 a month. The lease expired February 28, 2017 and was extended after reducing the rental space to 2,267 square feet at a monthly rent of $2,765 per month. The extension expired February 28, 2020 and was renewed for a term of three years at a rate of $3,022 per month.

The Company leases 6,115 square feet of office space in Thorofare, NJ starting at $4,591 per month and escalating to $5,168 per month by the end of the term February 28, 2022. The lease is not going to be renewed.

The Company leases office space in Chicago, IL with a monthly rent of $582. The lease expired May 31, 2020. This has been renewed for two years expiring May 31, 2022 at rate of $655 per month.

The Company leases office space in Sisters, OR with a monthly rent of $720. The lease expired on November 30, 2019 and is being rented on a month to month basis.

The Company leases 1,107 square feet of office space in San Diego, CA with a monthly rent of $4,184 escalating to $4,461 per month at the end of the lease term, February 28, 2021. The Company extended this lease for one month, ending March 31, 2021, for $4,461 for the one month. This lease was not renewed.

On February 25, 2019, the Company signed a lease for 1,180 square feet of office space in Lisle, IL. The lease begins April 1, 2019 with a monthly rent of $1,942 escalating to $2,040 by the end of the lease term March 31, 2022. This lease is not going to be renewed.

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

The Company leases office space in Burr Ridge, IL starting at $2,849 per month and escalating to $2,929 per month by the end of the term which ends July 30, 2022. The Company requested and received early termination and, as such, the lease expires March 31, 2022.

The Company leases office space in Syracuse, NY, at a monthly rent of $2,300. The lease expired on May 31, 2018 and was subsequently extended for a three-year term commencing June 1, 2018 and ending May 31, 2021. This lease was not renewed.

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

(b) Holders of Common Equity

As of March 25, 2022, there were approximately 851 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

(c) Dividend Information

On December 10, 2020, the Company announced the payment of a $0.40 special cash dividend per share of Common Stock payable on December 28, 2020, for an aggregate amount of $1,800,509 which was applied against paid in capital.

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

Unregistered Equity Securities

There were no unregistered sales of the Company’s equity securities during 2021 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”). The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature where the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.026, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). In February 2021, ISM converted the outstanding balance of the loan in the amount of $479,112 into 119,004 shares of the Company’s common stock.

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

Item 6. Reserved

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

We are a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the cloud. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Human Capital Management (“HCM”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence(“BI”).

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

We also are resellers of the WMS software published by Korber, which develops warehouse management software for middle market distributors. The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions. Directed picking, directed replenishment, and directed put-away are the key to WMS. The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However, the basic WMS will use a combination of item, location, quantity, unit of measure and order information to determine where to stock, where to pick, and in what sequence to perform these operations. The Accellos WMS software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. Accellos also works as part of a complete operational solution by integrating seamlessly with RF hardware, accounting software, shipping systems and warehouse automation equipment. We market the Accellos solution to our existing and new medium-sized business clients.

Investing in the acquisition of other companies and proprietary business management solutions has been an important growth strategy for our Company, allowing us to rapidly expand into new geographic markets and create new and exciting profit centers. To date, we have completed a series of strategic ventures that have served to fundamentally strengthen our Company’s operating platform and materially expand our footprint to nearly every U.S. state. More specifically, over the past fifteen years, we have outright acquired select assets of or entered into revenue sharing agreements with Business Tech Solutions Group, Inc.; Wolen Katz Associates; AMP-BEST Consulting, Inc.; IncorTech; Micro-Point, Inc.; HighTower, Inc.; Point Solutions, LLC; SGEN, LLC., ESC, Inc., 2000 SOFT, Inc., Productive Tech Inc., The Macabe Associates, Oates & Co; Pinsight Technology, Inc.; Info Sys Management, Inc., Nellnube, Inc., Partners in Technology Inc., Prairie Technology Solutions Group, Inc., Computer Management Services, LLC, Business Software Solutions, PeopleSense, Inc., and more recently Dynamic Tech Services, Inc. and NEO3, LLC.

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

During 2021 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

Results of Operations

Revenues

Revenues for the year ended December 31, 2021 increased $480,974 (1.2%) to $41,701,380 as compared to $41,220,406 for the year ended December 31, 2020.

Software sales increased by $201,807 (2.6%) to $7,863,387 in 2021 from $7,661,580 in 2020. The increase is attributable to an increase in sales of cloud-based ERP software and increased sales of third-party solutions which add functionality to customer’s existing systems.

Service revenue increased by $279,167 (0.8%) to $33,837,993 in 2021 from $33,558,826 in 2020. This increase is mainly attributed to increases in managed services and application hosting as we continue to focus in this area due to the needs of our customers’ digital transformation and the further requirement of customers to have the ability within their organizations to work remotely, particularly during the Covid pandemic.

Gross Profit

Gross profit for the year ended December 31, 2021 increased $629,077 (3.8%) to $17,208,058 as compared to $16,578,981 for the year ended December 31, 2020. The increase in overall gross profit for this period is attributable to the increase in revenues and the sale of higher margin products and services. For the year ended December 31, 2021, the overall gross profit percentage was 41.3% as compared to 40.2 % for the year ended December 31, 2020.

The gross profit attributed to software sales increased $235,310 (7.7%) to $3,288,001 for 2021 from $3,052,691 in 2020. For the year ended December 31, 2021, the gross profit percentage for software was 41.8% as compared to 39.8 % for the year ended December 31, 2020. This increase is due mostly to the increased sale of higher margin products. While revenues may decrease because of the shift to a subscription business model, our margins will, for the most part, not significantly change. The mix of products being sold by the Company changes from time to time which causes the overall gross margin percentage to vary.

The gross profit attributed to services increased $393,767 (2.9%) to $13,920,057 for 2021 from $13,526,290 in 2020. This increase is attributed to revenue increases in managed services and application hosting, which provide for higher profit margins, and increases in commission and maintenance revenue for the period offset partially by costs associated with the learning curve related to the training of new employees, who were hired to accommodate our growth. For the year ended December 31, 2021, the gross profit percentage for services was 41.1% as compared to 40.3% for the year ended December 31, 2020.

Operating Expenses

Selling and marketing expenses decreased $646,003 (8.8%) to $6,719,909 for the year ended December 31, 2021 as compared to $7,365,912 for the year ended December 31, 2020. This decrease is primarily due to lower travel and entertainment expense and reduced attendance at conferences and trade shows and lower marketing expenses. In addition, we experienced a slight reduction in payroll related expenses because of departmental changes for various employees, thereby reducing salary and benefit expense.

General and administrative expenses increased $1,128,701 (13.6%) to $9,402,259 for the year ended December 31, 2021 as compared to $8,273,558 for the year ended December 31, 2020. This increase primarily a result of increases in payroll and payroll related expenses related to both additional personnel and departmental changes for various employees, which increased salary and benefit expense.

Share-based compensation increased $431,116 to $441,310 for the year ended December 31, 2021 as compared to $10,194 for the year ended December 31, 2020. The increase is due to the issuance of stock options at the end of March 2021 and in October 2021.

Depreciation and amortization expense for the year ended December 31, 2021 was $875,566 as compared to $705,932 for the year ended December 31, 2020. This increase of $169,634 (24%) for the year ended December 31, 2021 is primarily due to the additional amortization of intangible assets related to the new acquisitions.

(Loss) Income from Operations

As a result of the above, the Company had a loss from operations of $230,986 for the year ended December 31, 2021 as compared to income from operations of $223,385 for the year ended December 31, 2020.

Other Income (Expense)

For the year ended December 31, 2021 other income was $274,557 as compared to other expense of $347 for the year ended December 31, 2020. The year ended December 31, 2021 includes the gain on the sale of a product line in the amount of $250,000 as well as a gain of a bargain purchase from an acquisition in the amount of $71,359.

(Loss) Income Before Taxes

As a result of the above, the Company generated income before taxes of $43,571 for the year ended December 31, 2021 as compared to income before taxes in the amount of $223,038 for the year ended December 31, 2020.

Income Taxes

For the year ended December 31, 2021, the Company recorded a tax provision of $178,005 as compared to a tax provision in the amount of $47,391 for the year ended December 31, 2020, primarily due to the non-cash share-based compensation due to the issuance of stock options which are not tax deductible in the current year. State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to the non-cash share-based compensation due to the issuance of stock options which are not tax deductible.

Net (Loss) Income

As a result of the above, the Company generated a net loss of $134,434 for the year ended December 31, 2021 as compared to a net income of $175,647 for the year ended December 31, 2020.

Liquidity and Capital Resources

The negative impact of Covid-19 on the economy continues to create uncertainty for the Company in the coming months and quarters. While our Company has not been significantly impacted because of this uncertainty, the negative impact on our business, in the future, is impossible to determine at this point, although it is likely that we could suffer negative consequences as many companies go out of business or decrease their technology spending.

The Company currently has no line of credit or other credit facility with any lender.

As such, we need to rely on our own limited resources to weather the anticipated economic downturn. Our competitors, almost all of whom are privately held, were able to avail themselves of the PPP program, making it more difficult for the Company to compete in the marketplace while we could not. Management will continue to monitor developments, explore various cost-cutting measures, and explore other sources of funding, but there is no guarantee we will be successful in doing so.

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

In February 2021, ISM converted the outstanding balance of the loan in the amount of $479,112 into 119,004 shares of the Company’s common stock.

In February 2021, Nellnube converted the outstanding balance of the loan in the amount of $191,645 into 47,602 shares of the Company’s common stock.

In February 2021, the Company received net proceeds of $3,382,352, excluding legal expenses, from the sale of 393,300 of common stock under its Registration Statement on Form S-3 and the previously disclosed At Market Issuance Sales Agreement.

In April 2021, the Company entered into the 2021 At Market Agreement with H.C. Wainwright & Co. (the “Sales Agent”) under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $3,308,842 from time to time through the Sales Agent. Sales of the Company’s common stock through the Sales Agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the SEC. The Company will pay to the Sales Agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the Sales Agent under the 2021 At Market Agreement.

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

On January 1, 2022 (“Effective Date”), the Company entered into an Asset Purchase Agreement with Dynamic Tech Services, Inc. (“DTS”) to acquire certain assets of DTS. The purchase price for the acquired assets was $1,335,000, $500,000 of which was paid in cash and $835,000 of which was paid through the issuance of a four-year $835,000 promissory note dated January 1, 2022, paying interest at the rate of 3.25% per annum (the “DTS Note”). The principal amount of the Note is subject to a downward adjustment in the event the Company loses any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of DTS immediately prior to the Effective Date (the “DTS Customers”). Any such downward adjustment will be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from DTS Customers. In the event that subscription renewal revenue received from DTS Customers during the one-year period immediately following the Effective Date is less than 95% of the subscription renewal revenue received by DTS from DTS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note will be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances will the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). The Note will be amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, is due and payable on January 1, 2023, after the revised principal amount of the Buyer Note is determined and thereafter, payments will be made quarterly in twelve equal installments.

On January 22, 2022, the Company entered into an agreement to acquire certain assets of NEO3, LLC (“NEO3”). The purchase price for the acquired assets was $225,000, $150,000 of which was paid in cash and $75,000 of which was paid through the issuance of a three-year $75,000 promissory note dated January 22, 2022, paying interest at the rate of 2% per annum (“the “NEO3 Note”).

During the year ended December 31, 2021, the Company had a net increase in cash of $218,701. The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities:

The Company provided $226,034 in cash for operating activities for the year ended December 31, 2021 as compared to providing $1,729,091 of cash from operating activities for the year ended December 31, 2020. This decrease in cash provided by operations is primarily because of the increase in prepaid expenses and other current assets as a result due from a vendor in the amount of $691,680 and the increase in accounts receivable offset partially by the increase in accounts payable.

Cash (used in) provided by investing activities:

Investing activities for the year ended December 31, 2021 used cash of $510,464 as compared to providing $839,808 of cash for the year ended December 31, 2020. This decrease in cash provided is due to proceeds received in 2020 from the sale of the Company’s EDI practice, and such payments not occurring during the year ended December 31, 2021. This was partially offset by the proceeds received in 2021 from the sale of a product line. In addition, for the year ended December 31, 2021 the Company spent $645,703 to acquire new businesses as compared to only $185,410 for the year ended December 31, 2020.

Cash provided by (used in) financing activities

For the year ended December 31, 2021 financing activities provided cash of $503,131 as compared to using cash of $4,631,884 for the year ended December 31, 2020. The increase in cash provided is attributed to the received net proceeds of $4,180,904 from the sale of common stock under its Registration Statement on Form S-3 and the previously disclosed At Market Issuance Sales Agreement with a sales agent offset by lower dividend payments to shareholders.

The Company believes that it has adequate liquidity to fund its operating plans for at least the next twelve months from the date of issuance of these consolidated financial statements.

There was no significant impact on the Company’s operations because of inflation for the year ended December 31, 2021.

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

Revenue Recognition

The Company has elected the significant financing component practical expedient in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. In determining the transaction price, the Company does not adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

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

Business Combinations

We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within general and administrative expenses.

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

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2018 to 2021 remain open to examination for both the U.S. federal and state jurisdictions.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There were no liabilities for uncertain tax positions at December 31, 2021 and 2020. During the years ended December 31, 2021 and 2020 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2021 and 2020.

Off Balance Sheet Arrangements

During fiscal 2021, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities.

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

There are no reportable events under this item for the year ended December 31, 2021.

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

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2021.

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

(c) Changes to Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2021, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 25, 2022:

Name	Age	Position	Officer and/or Director Since

Mark Meller	62	Chairman, President, Chief Executive Officer and Director	2003

Joseph Macaluso	70	Chief Financial Officer	2021

Stanley Wunderlich	74	Director	2011

Kenneth Edwards	63	Director	2021

John Schachtel	60	Director	2017

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2021, including those reports that we have filed on behalf of our directors and Section 16 officers, no director, Section 16 officer, beneficial owner of more than 10% of the outstanding common stock, or any other person subject to Section 16 of the Exchange Act, failed to file with the SEC on a timely basis during the fiscal year ended December 31, 2021.

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2021 and 2020.

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Mark Meller	2021	$936,238	$-	$-	$-	$-	$-	$-	$936,238
President, Chief Executive Officer, and Director	2020	$885,758	$-	$-	$-	$-	$-	$-	$885,758

Joseph Macaluso,	2021	$237,085	$37,347	$-	$89,062	$-	$-	$-	$363,494
Chief Financial Officer (1)	2020	$-	$-	$-	$-	$-	$-	$-	$-

Christine Dye,	2021	$-	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer (2)	2020	$218,500	$80,400	$-	$-	$-	$-	$-	$298,900

(1)

On January 4, 2021, the Board of Directors of the Company (the “Board”) appointed Mr. Joseph Macaluso as Chief Financial Officer of the Company (the “CFO Appointment”). Concurrently, Mr. Macaluso submitted his resignation from his positions as a member of the Board and Chairman of the Audit Committee of the Company

(2)

Effective November 13, 2020, Christine Dye resigned from her position as Chief Financial Officer of the Company. To facilitate a transition of her duties, the Company and Ms. Dye entered into a Separation Agreement, effective as of October 13, 2020 (the “Separation Agreement”). Pursuant to the Separation Agreement, Ms. Dye’s employment with the Company ended on November 13, 2020 and Ms. Dye received separation payments in an aggregate gross amount of $47,400. During 2020, Ms. Dye earned salary of $218,500 and a bonus of $80,400 for total compensation of $298,900.

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

The Meller Employment Agreement was entered into by the Company and Mr. Meller primarily to extend the term of Mr. Meller’s employment. The term of the Meller Employment Agreement runs through September of 2023 (the “Term”) and shall automatically renew for additional periods of one year unless otherwise terminated in accordance with the employment agreement. The Company will pay Mr. Meller an annual salary of $565,000 per annum, with a ten percent (10%) increase on September 1 and every anniversary of such date for the duration of the Term beginning September 15, 2003. On November 11, 2021, the Company and Mark Meller executed an amendment to Mr. Meller’s employment agreement to extend his term of employment through September 14, 2028. Other than the foregoing extension, the terms of Mr. Meller’s employment agreement remain unchanged.

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

Grants of Plan-based Awards Table for Fiscal Year 2021

The following table sets forth information on stock options granted during or for the 2021 fiscal year to our named executive officers:

Name	Approval Date	Grant Date	Number of Shares of Stock (#)	Exercise of Option Awards ($/Share)	Grant Date Value of Options
Joseph Macaluso	3/29/2021	3/29/2021	8,370	$6.53	$40,913
	10/14/2021	10/14/2021	11,630	$5.90	$48,149

Outstanding Equity Awards at Fiscal Year-End 2021

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2021 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joseph Macaluso	-0-	8,370	$6.53	3/29/2026
Joseph Macaluso	11,630	-0-	$5.90	10/14/2026

Director Compensation

The following Director Compensation Table sets forth the compensation of our directors for the fiscal year ending on December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley Wunderlich	12,000	-	82,802	-	-	-	94,802

Ken Edwards (1) (2)	20,000	-	82,802	-	-	-	102,802

John Schachtel	18,000	-	82,802	-	-	-	100,802

1)         On January 4, 2021, the Board appointed Mr. Joseph Macaluso as Chief Financial Officer of the Company. Concurrently, Mr. Joseph Macaluso submitted his resignation from his positions as a member of the Board and Chairman of the Audit Committee of the Company. Mr. Macaluso did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

(2)         On January 4, 2021, in connection with the Resignation of Mr. Macaluso, the Board appointed Mr. Kenneth E. Edwards Sr. as a member of the Board and Chairman of the Audit Committee. Mr. Edwards will be paid $1,667 per month, payable quarterly for his service as a member of the board and as Chairman of the Audit Committee.

We pay only our independent directors for their service on our board of directors. Mr. Wunderlich is paid $1,000 per month, payable quarterly for his service as a member of the board and as Chairman of the Nominating and Governance Committee. Mr. Edwards was paid $1,667 per month, payable quarterly for his service as a member of the board and as Chairman of the Audit Committee. Mr. Schachtel is paid $1,500 per month, payable quarterly for his service as a member of the board and as Chairman of the Compensation Committee.

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

On January 4, 2021, we entered into a director agreement (“Edwards Director Agreement”) with Kenneth Edwards, pursuant to which Mr. Edwards was appointed to the Board effective January 4, 2021 (the “Effective Date”). The Edwards Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Edwards is re-elected to the Board. Under the Edwards Director Agreement, Mr. Edwards is to be paid a stipend of $1,667 per month (the “Stipend”).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 25, 2022 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 25, 2022. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 21, 2022 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o SilverSun Technologies, Inc. at 120 Eagle Rock Ave, Suite 330, East Hanover, NJ 07936.

	Number of Shares of Common Stock Beneficially Owned		Percentage of Ownership of Common Stock (1)

Officers and Directors
Mark Meller Chief Executive Officer, President and Chairman	2,006,534	(2)	39.07%

Joseph Macaluso
Chief Financial Officer	15,815	(3)	*

Kenneth Edwards Director	20,000	(4)	*

Stanley Wunderlich Director	20,500	(5)	*

John Schachtel
Director	29,252	(6)	*

Officers and Directors as a Group	2,092,101	(7)	40.10%

Beneficial Shareholders

Bard Associates (8)	215,263		4.19%

BitNile Holdings (9)	197,000		3.84%

* denotes less than 1%

(1)	Based on 5,136,177 shares of Common Stock outstanding as of March 25, 2022. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for purposes of computing the percentage of any other person.
(2)	Includes 800,000 shares owned by Mr. Meller’s wife. Mr. Meller disclaims beneficial ownership of the shares owned by his wife.
(3)	Includes 15,815 shares subject to currently exercisable stock options owned by Mr. Macaluso.
(4)	Includes 20,000 shares subject to currently exercisable stock options owned by Mr. Edwards.
(5)	Includes 20,000 shares subject to currently exercisable stock options owned by Mr. Wunderlich.
(6)	Includes 20,000 shares subject to currently exercisable stock options and 4,988 stock warrants owned by Mr. Schachtel.
(7)	Includes 80,803 shares subject to currently exercisable stock options and warrants held by all executives and directors of the Company (including those individually named above).
(8)	All information about Bard Associates, Inc. is based on a Schedule 13G filed with the SEC on February 14, 2022.
(9)	All information about BitNile Holdings, is based on a Schedule 13-D filed with the SEC on January 31, 2022

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

	All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	165,620	$6.26	868,440
Equity compensation plans not approved by security holders.	-	$-	-
Total	165,620	$6.26	868,440

2019 Equity and Incentive Plan

The Company adopted the 2019 Equity and Incentive Plan (the “2019 Plan”) to order provide long-term incentives for employees and non-employees to contribute to the growth of the Company and attain specific performance goals. The 868,440 shares available under the 2019 Plan represent approximately 17% of the Company’s 5,136,177 currently outstanding shares (the “Share Reserve”). The Share Reserve will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 180,030 shares (which is the equivalent of 4.0% of the 4,500,755 shares of common stock outstanding as of September 30, 2019). As of March 25, 2022, the Company has issued 165,620 options (see Note 9 to Notes to the Consolidated Financial Statements).

Item 13. Certain Relationships and Related Transactions

As of December 31, 2020, long-term convertible debt issued in conjunction with various acquisitions are considered related party liabilities as holders are current employees of the Company, see Note 6. In February 2021, the outstanding balances of the loans were converted into common stock of the Company. As of December 31, 2021 and December 31, 2020, the outstanding balance for the long-term convertible debt was $-0- and $717,482, respectively.

At December 31, 2021 and December 31, 2020, certain long-term debt is considered related party liabilities holders, including Prairie, Tech and Partners in Technology, are current employees of the Company. As of December 31, 2021 and December 31, 2020, the outstanding balances of this debt were $211,642 and $374,040, respectively.

The Company leased its Seattle, WA office space from Mary Abdian, an employee of SWK. The lease which expires on September 30, 2018, was terminated by mutual consent on May 31, 2019 and the lease continued on a month-to-month basis with a monthly rent of approximately $2,066. The Company ended the lease on May 31, 2020. Total rent paid for 2020 was $10,195 under this lease.

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

Services	2021	2020
Audit Fees	$147,077	$106,281

Audit - Related Fees	-	53,694

Tax fees	35,896	56,823

All Other Fees	-	-

Total	$182,973	$216,798

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003).

21.1 *	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSUN TECHNOLOGIES, INC.

Date: March 29, 2022	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Date: March 29, 2022	By:	/s/ Joseph Macaluso
Joseph Macaluso
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark Meller	Principal Executive Officer	March 29, 2022
Mark Meller

/s/ Stanley Wunderlich	Director	March 29, 2022
Stanley Wunderlich

/s/ Kenneth Edwards	Director	March 29, 2022
Kenneth Edwards

/s/ John Schachtel	Director	March 29, 2022
John Schachtel

/s/ Joseph Macaluso	Principal Financial Officer	March 29, 2022
Joseph Macaluso

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SilverSun Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SilverSun Technologies, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition

Description of the Matter

As described in Note 2 to the financial statements, the Company recognizes revenue mainly from the resale of software products, maintenance and professional consulting services. The Company enters into contracts with customers that may include combinations of products and services, which are generally distinct and recorded as separate performance obligations. Revenue is recognized when control of the distinct performance obligation is transferred. For example, product revenue is recognized at a point in time while maintenance and professional consulting services revenue is recognized over time. Auditing the Company’s revenue recognition is a critical audit matter due to the effort required to analyze the high volume of transactions, significance of the total amounts recognized as revenue, and timing of when revenue is recognized.

How We Addressed the Matter in Our Audit

Our audit procedures related to the Company’s revenue recognition included, among others, selecting a sample of recorded revenue transactions and examining customer source documents for each selection, including the contract or agreement and invoices and payment support. In addition, we evaluated management’s application of the Company’s accounting policy, tested the mathematical accuracy of management’s calculation of revenue and associated timing of revenue recognized in the financial statements.

/s/ Friedman LLP

We have served as the Company’s auditor since 2004.

Marlton, New Jersey

March 29, 2022

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$6,814,117	$6,595,416
Accounts receivable, net of allowance of $330,311 and $375,000	1,926,859	1,580,242
Unbilled services	284,218	52,072
Prepaid expenses and other current assets	1,685,728	400,820

Total current assets	10,710,922	8,628,550

Property and equipment, net	636,901	523,040
Operating lease right-of-use assets	964,990	1,373,720
Intangible assets, net	3,492,234	3,126,336
Goodwill	1,011,952	1,011,952
Deferred tax assets	990,958	1,039,084
Deposits and other assets	190,805	198,726

Total assets	$17,998,762	$15,901,408

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,038,025	$1,875,115
Accrued expenses	1,743,148	1,330,786
Accrued interest	28,784	21,206
Income taxes payable	69,614	318,031
Long term debt – current portion	293,696	99,903
Long term debt – related party - current portion	108,309	162,398
Long term convertible debt - related party - current portion	-	282,699
Finance lease obligations – current portion	166,571	118,658
Operating lease liabilities – current portion	465,813	481,250
Deferred revenue	2,475,583	2,039,241

Total current liabilities	7,389,543	6,729,287

Long term debt net of current portion	463,602	290,918
Long term debt - related party - net of current portion	103,333	211,642
Long term convertible debt – related party - net of current portion	-	434,783
Finance lease obligations net of current portion	186,284	62,316
Operating lease liabilities net of current portion	499,177	892,470

Total liabilities	8,641,939	8,621,416

Commitments and Contingencies (see Note 13)

Stockholders’ equity:
Preferred Stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares 5,136,177 and 4,501,271 issued and outstanding as of December 31, 2021 and 2020, respectively	52	46
Additional paid-in capital	9,951,142	7,739,883
Accumulated deficit	(594,371)	(459,937)

Total stockholders’ equity	9,356,823	7,279,992

Total liabilities and stockholders’ equity	$17,998,762	$15,901,408

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2021	December 31, 2020

Revenues:
Software product, net	$7,863,387	$7,661,580
Service, net	33,837,993	33,558,826
Total revenues, net	41,701,380	41,220,406

Cost of revenues:
Product	4,575,386	4,608,889
Service	19,917,936	20,032,536
Total cost of revenues	24,493,322	24,641,425

Gross profit	17,208,058	16,578,981

Operating expenses:
Selling and marketing expenses	6,719,909	7,365,912
General and administrative expenses	9,402,259	8,273,558
Share-based compensation expenses	441,310	10,194
Depreciation and amortization expenses	875,566	705,932
Total selling, general and administrative expenses	17,439,044	16,355,596

(Loss) income from operations	(230,986)	223,385

Other income (expense)
Other income	-	13,269
Interest expense, net	(46,802)	(13,616)
Gain on bargain purchase	71,359	-
Gain on sale of product line	250,000	-
Total other income (expense), net	274,557	(347)

Income before taxes	43,571	223,038

Provision for income taxes	(178,005)	(47,391)

Net (loss) income	$(134,434)	$175,647

Basic and diluted net (loss) income per common share
Basic	(0.03)	0.04
Diluted	(0.03)	0.04

Weighted average shares outstanding:
Basic	5,026,420	4,501,271
Diluted	5,026,420	4,501,271

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2020	-	$-	-	$-	4,501,271	$46	$9,530,198	$(635,584)	$8,894,660

Cash dividend	-	-	-	-	-	-	(1,800,509)	-	(1,800,509)
Share-based compensation	-	-	-	-	-	-	10,194	-	10,194
Net income	-	-	-	-	-	-	-	175,647	175,647
Balance at December 31, 2020	-	$-	-	$-	4,501,271	$46	$7,739,883	$(459,937)	$7,279,992
Cash dividend	-	-	-	-	-	-	(3,081,706)	-	(3,081,706)
Proceeds from sale of common stock, net of legal expenses	-	-	-	-	468,300	4	4,180,900	-	4,180,904
Shares issued in exchange for convertible debt	-	-	-	-	166,606	2	670,755	-	670,757
Share-based compensation	-	-	-	-	-	-	441,310	-	441,310
Net loss	-	-	-	-	-	-	-	(134,434)	(134,434)

Balance at December 31, 2021	-	$-	-	$-	5,136,177	$52	$9,951,142	$(594,371)	$9,356,823

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2021	2020
Cash flows from operating activities:
Net (loss) income	$(134,434)	$175,647
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	48,126	(164,602)
Depreciation and amortization	346,202	314,369
Amortization of intangibles	531,102	391,563
Amortization of right of use assets	517,387	416,061
Bad debt recovery	(44,689)	(2,274)
Share-based compensation	441,310	10,194
Gain on sale of product line	(250,000)	-
Gain on bargain purchase	(71,359)	-

Changes in assets and liabilities:
Accounts receivable	(301,928)	977,451
Unbilled services	(232,146)	131,412
Prepaid expenses and other current assets	(784,908)	54,614
Deposits and other assets	7,921	354
Accounts payable	162,910	(335,503)
Accrued expenses	412,362	141,040
Income tax payable	(248,417)	165,676
Accrued interest	7,578	5,828
Deferred revenues	336,404	(136,678)
Operating lease obligations	(517,387)	(416,061)
Net cash provided by operating activities	226,034	1,729,091

Cash flows from investing activities:
Purchase of property and equipment	(114,761)	(124,782)
Acquisition of business	(645,703)	(185,410)
Proceeds from sale of product line	250,000	-
Escrow accounts receivable	-	1,150,000
Net cash (used in) provided by investing activities	(510,464)	839,808

Cash flows from financing activities:
Payment of cash dividend	(3,081,706)	(4,051,145)
Proceeds from PPP loan	-	3,150,832
Payment of PPP loan	-	(3,150,832)
Proceeds from issuance of stock, net of expenses	4,180,904	-
Payment of long-term debt	(213,523)	(9,179)
Payment of long-term debt – related party	(162,398)	(131,827)
Payment of long-term convertible debt – related party	(46,725)	(277,106)
Payment of finance lease obligations	(173,421)	(162,627)
Net cash provided by (used in) financing activities	503,131	(4,631,884)

Net increase (decrease) in cash	218,701	(2,062,985)
Cash, beginning of year	6,595,416	8,658,401

Cash, end of year	$6,814,117	$6,595,416

Supplemental Schedule of Cash Flow Information:
During the year, cash was paid for the following:
Income taxes	$380,997	$41,957
Interest	$45,116	$36,915

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended December 31, 2021:

On January 18, 2021, the Company incurred approximately $90,007 in financial lease obligations for purchases of equipment.

In February 2021, ISM converted the outstanding balance of the ISM Note in the amount of $479,112 into 119,004 shares of the Company’s common stock. At December 31, 2021 and December 31, 2020, the outstanding balances on the ISM Note were $-0- and $512,487 respectively (see Note 6).

In February 2021, Nellnube converted the outstanding balance of the Nellnube Note in the amount of $191,645 into 47,602 shares of the Company’s common stock. At December 31, 2021 and December 31, 2020, the outstanding balances on the Nellnube Note were $-0- and $204,995 respectively (see Note 6).

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

On November 11, 2021, the Company incurred approximately $62,555 in financial lease obligations for purchases of equipment.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (Continued):

For the Year Ended December 31, 2020 (continued):

On July 1, 2020 the Company entered into an operating lease in Phoenix, Arizona. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $103,451.

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). The Prairie Tech Notes bear interest at a rate of 4% per annum. The Company also received deferred revenue in the amount of $51,748 and deposits of $32,896. The Company assumed office lease in Burr Ridge, IL starting at $2,849 per month and escalating to $2,929 per month by the end of the term which ends July 30, 2022. The Company also recognized right-of-use assets and related liabilities in the amount of $64,863.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 1 – DESCRIPTION OF BUSINESS

“SilverSun Technologies, Inc. (“SilverSun”) through our wholly owned subsidiaries SWK Technologies, Inc. (“SWK”), Secure Cloud Services, Inc. (“SCS”) and Critical Cyber Defense Corp. (“CCD”) (together with SWK, SCS and SilverSun, the “Company”) is a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the “Cloud”. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Human Capital Management (“HCM”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, cybersecurity, application hosting, disaster recovery business continuity, cloud migration and other services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Arizona, Southern California, North Carolina, Washington, Oregon and Illinois.”

On August 26, 2019 SWK entered into and closed that certain asset purchase agreement (the “MAPADOC Asset Purchase Agreement”) by and among the Company, SPS Commerce, Inc., as buyer (“SPS”), and SWK as seller, pursuant to which SPS agreed to acquire from SWK substantially all of the assets related to the MAPADOC business.

The Company is publicly traded on the NASDAQ Capital Market under the symbol “SSNT”.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the years ended December 31, 2021 and 2020.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Business Combinations

We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within general and administrative expenses.

Definite Lived Intangible Assets and Long-lived Assets

Purchased intangible assets are recorded at fair value using an independent valuation at the date of acquisition and are amortized over the useful lives of the asset using the straight-line amortization method.

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified and recorded for the years ended December 31, 2021 and 2020 respectively.

Revenue Recognition

The Company has elected the significant financing component practical expedient in accordance with ASC 606. In determining the transaction price, the Company does not adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Components of revenue:

	For the Year Ended December 31
	2021	2020
Professional Consulting	$13,262,032	$13,617,958
Maintenance Revenue	6,483,484	7,152,209
Software Revenue	7,863,387	7,661,580
Ancillary Service Revenue	14,092,477	12,788,659
	$41,701,380	$41,220,406

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of December 31, 2021, there was $291,468 in deferred maintenance, $398,382 in deferred support services, and $1,785,733 in deposits for future consulting services. As of December 31, 2020, there was $167,267 in deferred maintenance, $308,343 in deferred support services, and $1,563,631 in deposits for future consulting services.

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

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2021 and December 31, 2020, as defined in Financial Accounting Standards Board (“FASB”) ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of December 31, 2021 and December 31, 2020 for cash, accounts receivable, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments. Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The Company finances purchases of hardware and computer equipment through finance lease agreements. Finance lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year. At December 31, 2021, the Company had cash on deposit of approximately $5,955,840 in excess of the federally insured limits of $250,000.

No one customer represented more than 10% of the total accounts receivable and unbilled services for the years ended December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, the top ten customers accounted for 9% ($3,644,319) and 10% ($4,246,257), respectively, of total revenues. The Company does not rely on any one specific customer for any significant portion of its revenue base.

For the years ended December 31, 2021 and 2020, purchases from one supplier through a “channel partner” agreement were approximately 13% and 15% respectively. This channel partner agreement is for a one-year term and automatically renews for an additional one-year term on the anniversary of the agreements effective date.

For the year ended December 31, 2021, one supplier represented approximately 24% of total accounts payable. For the year ended December 31, 2020 two suppliers represented approximately 39% of accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of December 31, 2021, the Company believes it has no significant risk related to its concentration of accounts receivable.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2018 to 2021 remain open to examination for both the U.S. federal and state jurisdictions.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There were no liabilities for uncertain tax positions at December 31, 2021 and 2020.

During the years ended December 31, 2021 and 2020 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2021 and 2020.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

DECEMBER 31, 2021 AND 2020

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

In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers." This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers". Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company elected to early adopt ASU 2021-08 on January 1, 2022 and will apply to all business combinations consummated subsequent to this date. The Company is evaluating the impact of the adoption on its consolidated financial statements.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – NET (LOSS) INCOME PER COMMON SHARE

The Company’s basic (loss) income per common share is based on net (loss) income for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted (loss) income per common share is based on net (loss) income, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding options, warrants and convertible securities to the extent they are dilutive. For the year ended December 31, 2021 since the Company has a net loss, the effect of common stock equivalents is anti-dilutive, and, as such, common stock equivalents have been excluded from the calculation. For the year ended December 31, 2020, the average market prices for the year ended are less than the exercise price of all the outstanding stock options and warrants, therefore, the inclusion of the stock options and warrants would be anti-dilutive. In addition, since the effect of common stock equivalents is anti-dilutive, the convertible promissory notes have also been excluded from the Company’s computation of income per common share for the year ended December 31, 2020.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Basic net (loss) income per share computation:
Net (loss) income	$(134,434)	$175,647
Weighted-average common shares outstanding	5,026,420	4,501,271
Basic net (loss) income per share	$(0.03)	$0.04
Diluted net (loss) income per share computation:
Net (loss) income per above	$(134,434)	$175,647
Weighted-average common shares outstanding	5,026,420	4,501,271
Incremental shares for convertible promissory note, warrants and stock options	-	-
Total adjusted weighted-average shares	5,026,420	4,501,271
Diluted net (loss) income per share	$(0.03)	$0.04

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 3 – NET (LOSS) INCOME PER COMMON SHARE (Continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Stock options	165,620	-
Warrants	4,988	4,988
Convertible promissory notes	-	178,212

Total potential dilutive securities not included in loss per share	170,608	183,200

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2021	December 31, 2020
Leasehold improvements	$165,701	$165,701
Equipment, furniture, and fixtures	3,360,315	2,900,252
	3,526,016	3,065,953
Less: Accumulated depreciation and amortization	(2,889,115)	(2,542,913)

Property and equipment, net	$636,901	$523,040

Depreciation and amortization expense related to these assets for the years ended December 31, 2021 and 2020 was $346,202 and $314,369.

Property and equipment under finance leases (included in Note 7) are summarized as follows:

	December 31, 2021	December 31, 2020
Equipment, furniture, and fixtures	$833,574	$708,272
Less: Accumulated amortization	(495,468)	(433,100)

Property and equipment, net	$338,106	$275,172

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 5 – INTANGIBLE ASSETS (Continued)

The components of intangible assets are as follows:

	December 31, 2021	December 31, 2020	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 –7
Intellectual property, customer list, and acquired contracts	6,237,612	5,340,612	5 –15
Total intangible assets	$6,627,694	$5,730,694
Less: accumulated amortization	(3,135,460)	(2,604,358)
	$3,492,234	$3,126,336

Amortization expense related to the above intangible assets was $531,102 and $391,563, respectively, the years ended December 31, 2021 and 2020. There was no impairment of intangible assets for the years ended December 31, 2021 and 2020, respectively.

The Company expects future amortization expense to be the following:

Amortization

2022	$502,621
2023	439,524
2024	439,492
2025	432,651
2026	418,069
thereafter	1,259,877
Total	$3,492,234

NOTE 6 – CONVERTIBLE DEBT, LONG TERM DEBT, RELATED PARTY AND PPP LOAN

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an asset purchase agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”). The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). In February 2021, ISM converted the outstanding balance of the ISM Note in the amount of $479,112 into 119,004 shares of the Company’s common stock. At December 31, 2021 and December 31, 2020, the outstanding balances on the ISM Note were $-0- and $512,487, respectively.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”). The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03 (the “Fixed Conversion Price”). In February 2021, Nellnube converted the outstanding balance of the Nellnube Note loan in the amount of $191,645 into 47,602 shares of the Company’s common stock. At December 31, 2021 and December 31, 2020, the outstanding balances on the Nellnube Note were $-0- and $204,995, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6 – CONVERTIBLE DEBT, LONG TERM DEBT, RELATED PARTY AND PPP LOAN (Continued)

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”). The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,984. At December 31, 2021 and December 31, 2020, the outstanding balances of the loan were $4,975 and $64,040, respectively.

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 has a term of one (1) year and is subject to downward adjustment based on whether certain revenue milestones are achieved. In July 2021, the Company waived its rights to any downward adjustments on these notes, and agreed to pay the full face amount, plus interest, on those notes on the date of maturity. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 has a term of three (3) years and is not subject to a downward adjustment. On July 31, 2021, the Company paid Note 1 and accrued interest in the amount of $107,543. At December 31, 2021 and December 31, 2020, the outstanding balances on the PT Notes were $206,667 and $310,000, respectively.

On October 1, 2020, SWK acquired certain assets of Computer Management Services, LLC, (“CMS”) pursuant to an Asset Purchase Agreement for cash of $410, clients’ deposits related to technical support in the amount of $50,115, prepaid time from clients in the amount of $67,073, and the issuance of a promissory note in the aggregate principal amount of $170,000 (the “CMS Note”) for a total of $287,598. The CMS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,869. At December 31, 2021 and December 31, 2020, the outstanding balances on the CMS Note were $105,097 and $160,821, respectively.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”). The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,031. At December 31, 2021 and December 31, 2020, the outstanding balances on the BSS Note were $185,820 and $230,000, respectively.

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”). The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $3,724. At December 31, 2021, the outstanding balance on the CTS Note was $101,781.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”). The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $12,889. At December 31, 2021, the outstanding balance on the PSI Note was $364,600.

Total long-term debt balances at December 31, 2021 and 2020 were $968,940 and $1,482,343, respectively, of which $402,005 and $545,000 was classified as current portion at December 31, 2021 and 2020, respectively.

At December 31, 2021, future payments of promissory notes are as follows over each of the next five fiscal years:

2022	$402,005
2023	393,211
2024	125,875
2025	47,849
Total	$968,940

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 6 – CONVERTIBLE DEBT, LONG TERM DEBT, RELATED PARTY AND PPP LOAN (Continued)

As previously disclosed, SWK, a wholly-owned subsidiary of the Company, entered into a promissory note (the “Note”) with JPMorgan Chase Bank, N.A. (the “Lender”), which provided for a loan in the amount of $3,150,832 (the “PPP Loan”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). At the time SWK applied for the PPP Loan, we believed that it qualified to receive funds pursuant to the then published PPP qualification and certification requirements. On April 23, 2020, the SBA, in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP Loan (the “New Guidance”). Out of an abundance of caution and in light of the New Guidance, SWK determined to pay off the entire amount of the PPP Loan. Accordingly, the PPP Loan was paid in full to the Lender on May 18, 2020, resulting in the full satisfaction of the Note. Under the terms of the PPP Loan, SWK had the right to repay the Note without penalty.

NOTE 7 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying consolidated balance sheets. The related obligations are based upon the present value of the future minimum lease payments with the following:

	December 31, 2021	December 31, 2020
Weighted average remaining lease terms	2.10	1.31
Weighted average interest rates	7.9%	5.6%

At December 31, 2021, future payments under finance leases are as follows:

2022	$188,314
2023	137,370
2024	61,607
Total minimum lease payments	387,291
Less amounts representing interest	(34,436)
Present value of net minimum lease payments	352,855
Less current portion	(166,571)
Long-term capital lease obligation	$186,284

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

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term	2.46	2.93
Weighted average discount rate	4.77%	4.77%

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 8 – OPERATING LEASE LIABILITIES (Continued)

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2021:

2022	$499,849
2023	356,844
2024	141,457
2025	20,510
Total undiscounted future minimum lease payments	1,018,660
Less: Difference between undiscounted lease payments and discounted lease liabilities	(53,670)
Total operating lease liabilities	$964,990
Less current portion	(465,813)
Long-term operating lease liabilities	$499,177

Total rent expense under operating leases for the year ended December 31, 2021 was $616,849 as compared to $548,336 for the year ended December 31, 2020. Rent expense paid with cash was $628,657 for the year ended December 31, 2021, as compared to $552,613 for the year ended December 31, 2020.

NOTE 9 – EQUITY

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

In April 2021, the Company entered into an At Market Issuance Sales Agreement (the “2021 At Market Agreement”) with the Sales Agent under which the Company may issue and sell shares of its common stock having an aggregate offering price of up to $3,308,842 from time to time through the Sales Agent. Sales of the Company’s common stock through the Sales Agent, if any, will be made by any method that is deemed an “at the market” offering as defined by the SEC. The Company will pay to the Sales Agent a commission rate equal to 3.0% of the gross proceeds from the sale of any shares of common stock sold through the Sales Agent under the 2021 At Market Agreement.

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

For the year ended December 31, 2021, the company issued and sold a total of 468,300 shares generating $4,180,904, net of legal expenses.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 9 – EQUITY (continued)

Stock Repurchase Program

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock. Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended or discontinued at any time. The Company expects to finance the program from existing cash resources. On November 5, 2021, the Board of Directors voted to increase the authorized amount of the buyback from $2 million to $5 million. As of December 31, 2021, no repurchases have been made.

Dividends

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

Conversion of Convertible Debt

In February 2021, ISM converted the outstanding balance of the loan in the amount of $479,112 into 119,004 shares of the Company’s common stock (see Note 6).

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

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Common Stock. The expected life of the options granted represents the period from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. On March 29, 2021, 99,990 stock options were granted with an exercise price of $6.53 per option and have a five-year term with a two-year vesting period at 50% per annum. The fair value of stock options granted was $4.888 per option on the date of grant using the Black Scholes option-pricing model with the assumptions in the below table. On October 14, 2021, 71,630 shares were granted to directors and officers with an exercise price of $5.90 per option and have a five-year term and are vested at the date of grant. There were no stock options granted for the year ended December 31, 2020. The fair value of stock options granted was $4.14 per option on the date of grant using the Black Scholes option-pricing model with the assumptions in the below table.

Date of Grant	Dividend Yield	Risk-free Interest Rate	Volatility	Life

March 21, 2021	0.00%	0.89%	101.36%	5 years
October 14, 2021	0.00%	1.05%	91.51%	5 years

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 9 – EQUITY (Continued)

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2021 and 2020 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2020	26,280	$3.710	0.70 years	$-0-
Options granted	-	-
Options canceled/forfeited	(26,280)	$3.710

Outstanding options at December 31, 2020	-	$-		$-0-
Options granted	171,620	$6.268
Options canceled/forfeited	(6,000)	$6.530

Outstanding options at December 31, 2021	165,620	$6.256	4.48 years	$-0-

Vested Options:
December 31, 2021:	71,630	$5.900	4.79 years	$-0-
December 31, 2020:	-	$-	-	$-0-

Total stock compensation recognized for the year ended December 31, 2021 and 2020 was $441,310 and $10,194, respectively

As of December 31, 2021 and 2020, the unamortized compensation expense for stock options was $228,726 and $0, respectively. The remaining amount will be recognized over the next 1.25 years.

Warrants

The following table summarizes the warrants transactions:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Term

Balance, January 1, 2020	191,543	$5.28	0.3 years
Granted	-	$-
Exercised	-	$-
Canceled	186,555	$5.31
Outstanding and Exercisable December 31, 2020	4,988	$4.01	1.24 years

Granted	-	$-
Exercised	-	$-
Canceled	-	$-
Outstanding and Exercisable December 31, 2021	4,988	$4.01	0.24 years

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 10 – BUSINESS COMBINATIONS

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC, (“PT”) pursuant to an asset purchase agreement for cash of $185,000 and the issuance of three promissory notes each in the amount of $103,333. Note 1 is due on the one- year anniversary of the closing date. Note 2 is due on the two-year anniversary of the closing date and Note 3 is due on the three-year anniversary of the closing date. Each note bears an interest rate of four percent (4%) per annum. Payments are due annually including interest. The allocation of the purchase price to customer list with an estimated life of ten years and goodwill, which is deductible for tax purposes, has been based on an independent valuation.

On October 1, 2020, the Company acquired certain assets of Computer Management Services, LLC (“CMS”) pursuant to an asset purchase agreement. In consideration for the acquired assets, the Company paid $410 in cash and issued a promissory note to CMS in the principal aggregate amount of $170,000. The CMS Note is due in 36 months from the closing date and bears interest at a rate of two (2%) percent per annum. Monthly payments including interest are $4,869. The allocation of the purchase price to customer list with an estimated life of seven years and goodwill, which is deductible for tax purposes, has been based on an independent valuation.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an asset purchase agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”). The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,031. The purchase price has been allocated to customer list with an estimated life of seven years.

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an asset purchase agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”). The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $3,724. The purchase price has been allocated to customer list with an estimated life of seven years.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an asset purchase agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”). The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. The allocation of the purchase price to customer list with an estimated life of seven years which is deductible for tax purposes, has been based on an independent valuation. The valuation showed an increase of $71,359 above the purchase price, which was recorded as a gain on bargain purchase in the consolidated statement of operations as the independent valuation exceeded the purchase price.

On January 1, 2022 (“Effective Date”), the Company entered into an asset purchase agreement with Dynamic Tech Services, Inc (DTS”) to acquire certain assets of DTS. The purchase price for the Acquired Assets was $1,335,000, $500,000 of which was paid in cash and $835,000 of which was paid through the issuance of a four-year $835,000 promissory note dated January 1, 2022, paying interest at the rate of 3.25% per annum. The principal amount of the Note is subject to a downward adjustment in the event the Company loses any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of DTS immediately prior to the Effective Date (the “DTS Customers”). Any such downward adjustment will be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from DTS Customers. In the event that subscription renewal revenue received from DTS Customers during the one-year period immediately following the Effective Date is less than 95% of the subscription renewal revenue received by DTS from DTS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note will be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances will the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). The Note will be amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, is due and payable on January 1, 2023, after the revised principal amount of the Buyer Note is determined and thereafter, payments will be made quarterly in twelve equal installments.

The Company expects these acquisitions to create synergies by combining operations and expanding geographic market share and product offerings.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 10 – BUSINESS COMBINATIONS (Continued)

The following summarizes the purchase price allocation for all prior year and current year’s acquisitions:

	2020 Purchase Prairie Tech	2020 Purchase CMS	2020 Purchase BSS

Cash consideration	$185,000	$410	$-
Note payable	310,000	170,000	230,000
Total purchase price	$495,000	$170,410	$230,000

Deposits and other assets	$32,896	$-	$-
Customer list	406,000	274,115	230,000
Operating lease right-of-use assets	64,863	-	-
Goodwill	107,852	13,000	-
Total assets acquired	611,611	287,115	230,000

Deferred revenue	(51,748)	(111,705)	-
Contingent liability	-	(5,000)	-
Operating lease liability	(64,863)	-	-
Net assets acquired	$495,000	$170,410	$230,000

	2021 Purchase CTS	2021 Purchase PSI	2022 Purchase DTS (Preliminary)

Cash consideration	$-	$145,703	$500,000
Note payable	130,000	450,000	835,000
Total purchase price	$130,000	$595,703	$1,335,000

Deposits and other assets	$-	$-	$-
Customer list	130,000	695,641	1,335,000
Operating lease right-of-use assets	-	-	-
Goodwill	-	-	-
Total assets acquired	130,000	695,641	1,335,000

Deferred revenue	-	(99,938)	-
Contingent liability	-	-	-
Operating lease liability	-	-	-
Net assets acquired	$130,000	$595,703	$1,335,000

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 10 – BUSINESS COMBINATIONS (Continued)

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions occurred on January 1, 2020, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the years ended December 31, 2021 and 2020 as if the acquisitions occurred on January 1, 2020 and 2021. Operating expenses have been increased for the amortization expense associated with the estimated fair value adjustment as of December 31, 2020 of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Year Ended December 31, 2021	Year Ended December 31, 2020
Net revenues	$43,888,590	$45,165,265
Cost of revenues	25,730,512	26,267,816
Operating expenses	17,733,536	18,214,985
Income before taxes	424,543	682,464
Net income	$139,866	$506,434
Basic and diluted income per common share	$0.03	$0.11

The Company’s consolidated financial statements for the years ending December 31, 2021, pro-forma results above include three months of results of CTS and four months of PSI. For the year ended December 31, 2021, $4,644 of estimated amortization expense and $606 of estimated interest expense is included in the pro-forma results for CTS, $33,126 of estimated amortization, $2,797 of estimated interest expense included for PSI, and $190,714 of estimated amortization expense and $27,138 of estimated interest expense is included in the pro-forma results for DTS in the pro-forma results. For the year ended December 31, 2021, the PSI and CTS operations had a net income before taxes of $176,536 which represented eight months of operations of PSI and nine months of operations of CTS that were included in the Company’s Consolidated Statement of Operations. This consisted of approximately $365,117 in revenues, $172,150 in cost of revenues and $16,430 in operating expenses.

For the year ended December 31, 2020, there is $23,683 of estimated amortization expense and $7,231 of estimated interest expense included in the pro-forma results for PT, $20,598 of estimated amortization expense and $2,274,of estimated interest expense included in the pro-forma results for CMS, $30,118 of estimated amortization expense and $3,118 of estimated interest expense included in the pro-forma results for BSS, $18,576 of estimated amortization expense and $1,407 of estimated interest expense is included in the pro-forma results for CTS, $99,377 of estimated amortization expense and $7,657 of estimated interest expense is included in the pro-forma results for PSI, and $190,714 of estimated amortization expense and $27,138 of estimated interest expense is included in the pro-forma results for DTS in the pro-forma results For the year ended December 31, 2020, PT had a net loss of $5,739, CMS had net income of $116,074 and BSS had a net loss $7,463. For the year ended December 31, 2020, the PT, CMS & BSS operations had a net income before taxes of $157,515 which represented 6 months of operations of PT, three months of operations of CMS and one months of operations of BSS that were included in the Company’s Consolidated Statement of Operations. This consisted of approximately $867,991 in revenues, $467,654 in cost of revenues and $242,822 in operating expenses.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 11 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,400,000 as of December 31, 2021, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and begin to expire in the year 2025 to 2033.

The foregoing amounts are management’s estimates, and the actual results could differ from those estimates. Future profitability in this competitive industry depends on continually obtaining and fulfilling new profitable sales agreements and modifying products. The inability to obtain new profitable contracts could reduce estimates of future profitability, which could affect the Company’s ability to realize the deferred tax assets. Significant components of the Company’s deferred tax assets and liabilities are summarized as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$1,314,000	$1,431,000
Long lived assets	101,000	117,000
Share based payments	5,000	6,000
Accrued expenses	77,000	-
Allowance for doubtful accounts	95,000	107,000
Other	16,000	13,084
Deferred tax asset	1,608,000	1,674,084

Deferred tax liabilities:
Long lived assets	(197,000)	(173,000)
Deferred tax liabilities	(197,000)	(173,000)
Net deferred tax asset	1,411,000	1,501,084
Less: Valuation allowance	(420,000)	(462,000)
Net deferred tax asset	$991,000	1,039,084

For the year ended December 31, 2021, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO), gain on bargain purchase, 50% of meals, and 100% entertainment expense which are not tax deductible. The total tax provision for the year ended December 31, 2021 was $178,005.

For the year ended December 31, 2020, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to 50% of meals, 100% entertainment expense which are not tax deductible. The total tax provision for the year ended December 31, 2020 was $47,391.

A reconciliation of the statutory income tax rate to the effective rate is as follows for the period December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Federal income tax rate	21%	21%
State income tax, net of federal benefit	61%	7%
Permanent items	218%	3%
Gain on bargain purchase	(34%)	-%
Return to provision for prior year	135%	(7%)
Change in valuation allowance	6%	-%
Other	-%	(3%)
Effective income tax rate	407%	21%

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 11 – INCOME TAXES (Continued)

Income tax provision from continuing operations:

	Year Ended
	December 31,	December 31,
	2021	2020
Current:
Federal	$92,334	$136,083
State and local	37,545	75,910

Total current tax provision	129,879	211,993

Deferred:
Federal	51,207	(115,221)
State and local	(3,081)	(49,381)

Total deferred tax provision (benefit)	48,126	(164,602)

Total provision	$178,005	47,391

NOTE 12 – RELATED PARTY TRANSACTIONS

As of December 31, 2020, long-term convertible debt issued in conjunction with various acquisitions are considered related party liabilities as holders are current employees of the Company, see Note 6. In February 2021, the outstanding balances of the loans were converted into common stock of the Company. As of December 31, 2021 and December 31, 2020, the outstanding balance for the long-term convertible debt was $-0- and $717,482, respectively.

At December 31, 2021 and December 31, 2020, certain long-term debt is considered a related party liability as holders, including Prairie Tech and PIT, are current employees of the Company. As of December 31, 2021 and December 31, 2020, the outstanding balances of this debt were $211,642 and $374,040, respectively.

The Company leased its Seattle, WA office space from Mary Abdian, an employee of SWK. The lease which expires on September 30, 2018, was terminated by mutual consent on May 31, 2019 and the lease continued on a month-to-month basis with a monthly rent of approximately $2,066. The Company ended the lease on May 31, 2020. Total rent paid for 2020 was $10,195 under this lease.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Contingencies

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

NOTE 14 – SALE OF PRODUCT LINE

On November 10, 2021, SWK entered into an Asset Purchase Agreement with Net@Work, Inc. (“NAW”) pursuant to which NAW acquired from SWK certain assets related to the component of SWK’s business devoted to selling and supporting the Sage X3 software application published by Sage Software, Inc. for small and middle market companies in North America.

In consideration for the assets, NAW paid SWK $250,000 in cash and entered into a Revenue Share Agreement (“RSA”) with SWK. Pursuant to the RSA, NAW agreed to pay to SWK, for limited periods of time ranging from 12 to 60 months, transitional compensation measured by reference to gross revenues or gross profits (as applicable) generated by NAW from its sales of products or services after the Effective Date to customers of the Business. In consideration for such transitional compensation, SWK agreed to assist NAW for a period of time after the Effective Date with such transitional services as may be reasonably requested by NAW and reasonably acceptable to SWK or otherwise required for the operation of the Business, including (a) implementing a smooth and orderly transfer of the Business and the Acquired Assets from SWK to NAW, (b) making introductions to customers of the Business as and when requested by NAW, (c) familiarizing NAW with the files of each of the customers as may be reasonably required, and (d) acclimating NAW to the Business. The specific products and services giving rise to transitional compensation payments under the RSA include (i) annual maintenance renewals by customers, (ii) software, cross-sell software and migration software sales to customers, (iii) consulting services performed for customers, (iv) annual managed services contracts sold to customers, (v) hosting contracts sold to customers, (vi) e-commerce projects sold to customers, and (vii) new customer referrals.

NOTE 15 – SUBSEQUENT EVENTS

On January 22, 2022, entered into an agreement to acquire certain assets of NEO3, LLC (“NEO3”). The purchase price for the Acquired Assets was $225,000, $150,000 of which was paid in cash and $75,000 of which was paid through the issuance of a three-year $75,000 promissory note dated January 22, 2022, paying interest at the rate of 2% per annum.