Form 10-Q
period 2022-03-31
SilverSun Technologies, Inc.
filed 2022-05-12
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 11, 2022, there were 5,136,177 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS

Current assets:
Cash and cash equivalents	$6,486,433	$6,814,117
Accounts receivable, net of allowance of $330,311	1,762,294	1,926,859
Unbilled services	621,368	284,218
Prepaid expenses and other current assets	1,487,869	1,685,728

Total current assets	10,357,964	10,710,922

Property and equipment, net	569,024	636,901
Operating lease right-of-use assets	604,222	964,990
Intangible assets, net	4,935,448	3,492,234
Goodwill	1,011,952	1,011,952
Deferred tax assets	988,870	990,958
Deposits and other assets	190,805	190,805

Total assets	$18,658,285	$17,998,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,073,943	$2,038,025
Accrued expenses	1,890,492	1,743,148
Accrued interest	23,192	28,784
Income taxes payable	69,614	69,614
Long-term debt – current portion	528,501	293,696
Long-term – related party – current portion	103,333	108,309
Finance lease obligations – current portion	143,569	166,571
Operating lease liabilities – current portion	348,048	465,813
Deferred revenue	2,541,805	2,475,583

Total current liabilities	7,722,497	7,389,543

Long-term debt net of current portion	1,061,872	463,602
Long-term – related party - net of current portion	103,333	103,333
Finance lease obligations net of current portion	152,297	186,284
Operating lease liabilities net of current portion	256,174	499,177

Total liabilities	9,296,173	8,641,939

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares, 5,136,177 shares issued and outstanding	52	52
Additional paid-in capital	9,997,087	9,951,142
Accumulated deficit	(635,027)	(594,371)

Total stockholders’ equity	9,362,112	9,356,823

Total liabilities and stockholders’ equity	$18,658,285	$17,998,762

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues:
Software product, net	$2,610,962	$2,004,011
Service, net	8,412,882	8,875,457
Total revenues, net	11,023,844	10,879,468

Cost of revenues:
Product	1,524,579	1,150,054
Service	4,794,398	4,982,877
Total cost of revenues	6,318,977	6,132,931

Gross profit	4,704,867	4,746,537

Selling, general and administrative expenses:
Selling and marketing expenses	1,775,811	1,719,308
General and administrative expenses	2,640,977	2,334,918
Share-based compensation expenses	45,945	992
Depreciation and amortization expenses	261,850	198,046
Total selling, general and administrative expenses	4,724,583	4,253,264

(Loss) income from operations	(19,716)	493,273

Other expense:
Interest expense, net	(18,852)	(10,025)
Total other expense	(18,852)	(10,025)

(Loss) income before taxes	(38,568)	483,248

Provision for income taxes	2,088	128,569

Net (loss) income	$(40,656)	$354,679

Net (loss) income per common share – basic and fully diluted	$(0.01)	$0.07
Weighted average shares outstanding:
Basic	5,136,177	4,765,292
Diluted	5,136,177	4,766,702

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	-	$-	-	$-	5,136,177	$52	$9,951,142	$(594,371)	$9,356,823

Share-based compensation	-	-	-	-	-	-	45,945	-	45,945
Net loss	-	-	-	-	-	-	-	(40,656)	(40,656)

Balance at March 31, 2022	-	$-	-	$-	5,136,177	$52	$9,997,087	$(635,027)	$9,362,112

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	-	$-	-	$-	4,501,271	$46	$7,739,883	$(459,937)	$7,279,992

Issuance of common stock in exchange for convertible debt	-	-	-	-	166,606	2	670,755	-	670,757
Issuance of common stock from a public offering, net of expenses	-	-	-	-	393,300	4	3,382,348	-	3,382,352
Share-based compensation	-	-	-	-	-	-	992	-	992
Net income	-	-	-	-	-	-	-	354,679	354,679

Balance at March 31, 2021	-	$-	-	$-	5,061,177	$52	$11,793,978	$(105,258)	$11,688,772

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(40,656)	$354,679
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred income taxes	2,088	128,469
Depreciation and amortization	98,425	78,304
Amortization of intangibles	190,457	120,237
Amortization of right of use assets	360,768	127,933
Share-based compensation	45,945	992

Changes in assets and liabilities:
Accounts receivable	164,565	(323,815)
Unbilled services	(337,150)	(458,691)
Prepaid expenses and other current assets	(302,141)	(532,229)
Accounts payable	35,918	(428,036)
Accrued expenses	147,344	22,208
Accrued interest	(5,592)	1,236
Deferred revenues	(7,449)	536,185
Operating lease obligations	(360,768)	(127,933)
Net cash used in operating activities	(8,246)	(500,461)

Cash flows used in investing activities:
Purchase of property and equipment	(30,548)	-
Acquisition of business	(150,000)	-
Net cash used in investing activities	(180,548)	-

Cash flows (used in) provided by financing activities:
Proceeds from issuance of common stock, net of expenses	-	3,382,352
Payment of long-term debt	(81,901)	(39,445)
Payment of long-term convertible debt	-	(46,725)
Payment of finance lease obligations	(56,989)	(35,001)
Net cash (used in) provided by financing activities	(138,890)	3,261,181

Net (decrease) increase in cash	(327,684)	2,760,720

Cash, beginning of period	6,814,117	6,595,416

Cash, end of period	$6,486,433	$9,356,136

Cash paid during period for:
Interest	$24,534	$9,614
Income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the three months ended March 31, 2022:

On January 1, 2022, the Company entered into an asset purchase agreement with Dynamic Tech Services, Inc (“DTS”) to acquire certain assets of DTS. The purchase price for the Acquired Assets was $1,335,000, $500,000 of which was paid in cash in December 2021 and $835,000 of which was paid through the issuance of a four-year $835,000 promissory note dated January 1, 2022, paying interest at the rate of 3.25% per annum (see Note 10).

On January 22, 2022, the Company entered into an agreement to acquire certain assets of NEO3, LLC (“NEO3”). The purchase price for the customer list was $225,000, $150,000 of which was paid in cash and $75,000 of which was paid through the issuance of a three-year $75,000 promissory note dated January 22, 2022, paying interest at the rate of 2% per annum. The Company also assumed $73,672 of prepaid time as part of the consideration for this transaction.

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

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020, was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, inability of customers to pay outstanding accounts receivable due and owing to the Company as they limit or shut down their businesses, customers seeking relief or extended payment plans relating to accounts receivable due and owing to the Company, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment. However, we currently do not expect a significant impact on our results of operations in the future due to COVID-19.

We currently do not expect a significant impact on our results of operations in the future due to Russia’s invasion of Ukraine, as we have minimal business in Russia and Ukraine, both directly and indirectly. However, following the invasion, the U.S. and other countries imposed significant sanctions against the Russian government and many Russian companies and individuals. Although the Company does not have significant operations in Russia, the sanctions could impact the Company’s business in other countries and could have a negative impact on the Company’s future revenue and that of its customers, either of which could adversely affect the Company’s business and financial results.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2022, the results of operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. These results are not necessarily indicative of the results to be expected for the full year.

The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K. The December 31, 2021 balance sheet included herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. Accordingly, the financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 29, 2022.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three months ended March 31, 2022 and 2021.

Capitalization of Proprietary Developed Software

Software development costs are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC), ASC 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and designing phase of software development are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is over the estimated economic life of the software. Amortization commences when a solution is available for general release to clients.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three months ended March 31, 2022 and 2021.

Revenue Recognition

The Company has elected the significant financing component practical expedient in accordance with ASC 606, Revenue from Contracts with Customers. In determining the transaction price, the Company does not adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

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

Components of revenue:

	For the Three Months Ended March 31,
	2022	2021
Software revenue	$2,610,962	$2,004,011
Professional consulting	3,302,804	3,512,313
Maintenance revenue	1,348,000	1,852,673
Ancillary service revenue	3,762,078	3,510,471
	$11,023,844	$10,879,468

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services that will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of March 31, 2022, there was $275,301 in deferred maintenance revenues, $364,408 in deferred support service revenues and $1,902,096, in deposits for future consulting services. As of December 31, 2021, there was $291,468 in deferred maintenance, $398,382 in deferred support services, and $1,785,733 in deposits for future consulting services.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2022 and December 31, 2021, as defined in ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying unaudited condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 for cash, accounts receivable, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments. Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year. At March 31, 2022 and December 31, 2021, the Company had cash on deposit of $5,774,424 and $5,955,840, respectively, in excess of the federally insured limits of $250,000.

As of March 31, 2022, no one customer represented more than 10% of the total accounts receivable and unbilled services. As of December 31, 2021, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the three months ended March 31, 2022 and 2021, the Company’s top ten customers accounted for 11% ($1,218,890) and 14% ($1,499,790), respectively, of total revenues. The Company does not rely on any one specific customer for any significant portion of its revenue.

For the three months ended March 31, 2022 purchases from one supplier through a “channel partner” agreement were approximately 11% of cost of revenues. For the three months ended March 31, 2021, purchases from one supplier through a “channel partner” agreement were approximately 15% of cost of revenues. The channel partner agreements are for a one-year term and automatically renews for an additional one-year term on the anniversary of the agreement’s effective date.

As of March 31, 2022, one supplier represented approximately 13% of total accounts payable. For the year ended December 31, 2021, one supplier represented approximately 24% of total accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash. As of March 31, 2022, the Company believes it has no significant risk related to its concentration of accounts receivable.

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

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2018 to 2022 remain open to examination for both the U.S. federal and state jurisdictions.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There were no liabilities for uncertain tax positions at March 31, 2022 and December 31, 2021.

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

Recently Adopted Authoritative Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. This was adopted on January 1, 2022 and did not have a significant impact on our consolidated financial position and consolidated results of operations.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers". Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. This was adopted on January 1, 2022 and did not have a significant impact on our consolidated financial position and consolidated results of operations.

Recent Authoritative Pronouncements

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

For the three months ended March 31, 2022 and 2021, the average market prices for the periods ended are less than the exercise price of all the outstanding stock options, therefore, the inclusion of the stock options would be anti-dilutive. In addition, for the three months ended March 31, 2022, since the Company has a net loss, the effect of common stock equivalents is anti-dilutive, and, as such, common stock equivalents have been excluded from the calculation. For the three months ended March 31, 2021 since the convertible promissory notes had been converted into common stock, they have been excluded in the Company’s computation of net (loss) income per common share.

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Basic net (loss) income per share computation:
Net (loss) income	$(40,656)	$354,679
Weighted-average common shares outstanding	5,136,177	4,765,292
Basic net (loss) income per share	$(0.01)	$0.07
Diluted net (loss) income per share computation:
Net (loss) income per above	$(40,656)	$354,679
Weighted-average common shares outstanding	5,136,177	4,765,292
Incremental shares attributable to assumed conversion of stock options and warrants	-	1,410
Total adjusted weighted-average shares	5,136,177	4,766,702
Diluted net (loss) income per share	$(0.01)	$0.07

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on (loss) income per share.

	Three Months March 31, 2022	Three Months March 31, 2021
Stock options	165,620	99,990
Total potential dilutive securities not included in (loss) income per share	165,620	99,990

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2022	December 31, 2021
Leasehold improvements	$165,701	$165,701
Equipment, furniture and fixtures	3,390,863	3,360,315
	3,556,564	3,526,016
Less: Accumulated depreciation and amortization	(2,987,540)	(2,889,115)

Property and equipment, net	$569,024	$636,901

Depreciation and amortization expense related to these assets for the three months ended March 31, 2022 and 2021 was $98,425 and $78,304, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT (continued)

Property and equipment under finance leases (included in Note 7) are summarized as follows:

	March 31, 2022	December 31, 2021
Equipment, furniture, and fixtures	$833,574	$833,574
Less: Accumulated amortization	(552,921)	(495,468)

Property and equipment, net	$280,653	$338,106

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

On January 19, 2022, SWK acquired the customer list of NEO3, LLC (“NEO3”) pursuant to an Asset Purchase Agreement for the customer list for $150,000 cash and the issuance of a promissory note in the aggregate principal amount of $75,000 (the “NEO3 Note”). The NEO3 Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $2,148. The purchase price has been allocated to customer list with an estimated life of seven years.

The components of intangible assets are as follows:

	March 31, 2022	December 31, 2021	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 –7
Intellectual property, customer list, and acquired contracts	7,871,283	6,237,612	5 –15
Total intangible assets	8,261,365	6,627,694
Less: accumulated amortization	(3,325,917)	(3,135,460)
	$4,935,448	$3,492,234

Amortization expense related to the above intangible assets was $190,457 and $120,237 for the three months ended March 31, 2022 and 2021, respectively.

The Company expects future amortization expense to be the following:

Amortization
Remainder of 2022	$543,480
2023	672,890
2024	672,890
2025	666,033
2026	651,451
2027	637,802
Thereafter	1,090,902

Total	$4,935,448

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 –LONG-TERM AND RELATED PARTY DEBT

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”). The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). In February 2021, ISM converted the outstanding balance of the ISM Note in the amount of $479,111 into 119,004 shares of the Company’s common stock. At March 31, 2022 and December 31, 2021, the outstanding balances on the ISM Note were $-0- and $-0-, respectively.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”). The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03 (the “Fixed Conversion Price”). In February 2021, Nellnube converted the outstanding balance of the Nellnube Note loan in the amount of $191,645 into 47,602 shares of the Company’s common stock. At March 31, 2022 and December 31, 2021, the outstanding balances on the Nellnube Note were $-0- and $-0-, respectively.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”). This long-term debt is considered related party debt as a holder is a current employee of the Company. The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,984. At March 31, 2022 and December 31, 2021, the outstanding balances on the PIT Note were $-0- and $4,975, respectively.

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). This long-term debt is considered related party debt as a holder is a current employee of the Company. The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 had a term of one (1) year and was subject to downward adjustment based on whether certain revenue milestones are achieved. In July 2021, the Company waived its rights to any downward adjustments on these notes, and agreed to pay the full face amount, plus interest, on those notes on the date of maturity. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 has a term of three (3) years and is not subject to a downward adjustment. On July 31, 2021, the Company paid Note 1 and accrued interest in the amount of $107,543. At March 31, 2022 and December 31, 2021, the outstanding balances on the PT Notes were $206,667 and $206,667, respectively.

On October 1, 2020, SWK acquired certain assets of Computer Management Services, LLC, (“CMS”) pursuant to an Asset Purchase Agreement for cash of $410, clients’ deposits related to technical support in the amount of $50,115, prepaid time from clients in the amount of $67,073, and the issuance of a promissory note in the aggregate principal amount of $170,000 (the “CMS Note”) for a total of $287,598. The CMS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,869. At March 31, 2022 and December 31, 2021, the outstanding balances on the CMS Note were $90,991 and $105,097, respectively.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”). The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,031. At March 31, 2022 and December 31, 2021, the outstanding balances on the BSS Note were $174,636 and $185,820, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 –LONG-TERM AND RELATED PARTY DEBT (continued)

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”). The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $3,724. At March 31, 2022 and December 31, 2021, the outstanding balance on the CTS Note was $91,101 and $101,781, respectively.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”). The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $12,889. At March 31, 2022 and December 31, 2021, the outstanding balance on the PSI Note was $327,694 and $364,600, respectively.

On January 1, 2022, SWK acquired certain assets of Dynamic Tech Services, Inc. (“DTSI”) pursuant to an Asset Purchase Agreement for $500,000 cash and the issuance of a promissory note in the aggregate principal amount of $835,000 (the “DTSI Note”). The DTSI Note bears interest at a rate of three and one-quarter percent (3.25%) per annum. The principal amount of the Note is subject to a downward adjustment in the event the Company loses any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of DTS immediately prior to the Effective Date (the “DTS Customers”). Any such downward adjustment will be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from DTS Customers. In the event that subscription renewal revenue received from DTS Customers during the one-year period immediately following the Effective Date is less than 95% of the subscription renewal revenue received by DTS from DTS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note will be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances will the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). The Note will be amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, is due and payable on January 1, 2023, after the revised principal amount of the Buyer Note is determined and thereafter, payments will be made quarterly in twelve equal installments. At March 31, 2022, the outstanding balance on the DTSI Note was $835,000 (see Note 10).

On January 19, 2022, SWK acquired the customer list of NEO3, LLC (“NEO3”) pursuant to an Asset Purchase Agreement for the customer list for $150,000 cash and the issuance of a promissory note in the aggregate principal amount of $75,000 (the “NEO3 Note”). The NEO3 Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $2,148. At March 31, 2022 the outstanding balances on the NEO3 Note was $70,950.

Total long-term and related party debt balances at March 31, 2022 and December 31, 2021 were $1,797,039 and $968,940, respectively, of which $631,834 and $402,005 was classified as current portion at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022, future payments of long-term debt are as follows:

Remainder of 2022	$342,547
2023	783,474
2024	360,093
2025	258,737
2026	52,188
Total	$1,797,039

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying unaudited condensed consolidated balance sheets. The weighted average interest rate as of March 31, 2022 was 9.4% and the following weighted-average lease term:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term	2.00	2.10

At March 31, 2022 future payments under finance leases are as follows:

March 31, 2022
Remainder of 2022	$124,764
2023	137,370
2024	61,600
Total minimum lease payments	323,734
Less amounts representing interest	(27,868)
Present value of net minimum lease payments	295,866
Less current portion	(143,569)
Long-term finance lease obligation	$152,297

NOTE 8 – OPERATING LEASE LIABILITY

The Company leases office space in eleven different locations with monthly payments ranging from $744 to $10,279 which expire at various dates through April 2024.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The asset and liability was valued using an weighted average interest rate of 4.77%.

The Company's weighted average remaining lease term for operating leases as of March 31, 2022 is as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term	1.78	2.46

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – OPERATING LEASE LIABILITY (continued)

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2022:

Remainder 2022	$292,739
2023	277,881
2024	60,735
Total undiscounted future minimum lease payments	631,355
Less: Difference between undiscounted lease payments and discounted lease liabilities	(27,133)
Total operating lease liabilities	604,222
Less current portion	(348,048)
Long-term operating lease liabilities	$256,174

Total rent expense under operating leases for the three months ended March 31, 2022 and 2021 was $119,329 and $161,814, respectively.

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

Stock Repurchase Program

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock. Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended, or discontinued at any time. The Company expects to finance the program from existing cash resources. On November 5, 2021, the Board of Directors voted to increase the authorized amount of the buyback from $2 million to $5 million. As of March 31, 2022, no repurchases have been made.

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

There were no stock options granted for the three months ended March 31, 2022.

As of March 31, 2022, there are 165,620 outstanding stock options with an average exercise price of $6.2575.

For the three months ended March 31, 2022 and 2021, the Company recorded share-based compensation expense of $45,945 and $992, respectively.

As of March 31,2022 and December 31, 2021, the unamortized compensation expense for stock options was $182,771 and $228,716, respectively. The remaining amount will be amortized over the next year for the balance at March 31, 2022, and 1.25 for the balance at December 31, 2021.

Warrants

As of December 31, 2021, the Company had outstanding warrants outstanding to purchase 4,988 shares of the Company’s common stock at an exercise price of $4.01 per share. These warrants expired in March 2022.

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

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”). The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. At March 31, 2022, the outstanding balance on the PSI Note was $327,694. The allocation of the purchase price to customer list with an estimated life of seven years which is deductible for tax purposes, has been based on an independent valuation. The valuation showed an increase of $71,359 above the purchase price, which was recorded as a gain on bargain purchase in the consolidated statement of operations as the independent valuation exceeded the purchase price.

On January 1, 2022, the Company entered into an asset purchase agreement with Dynamic Tech Services, Inc (“DTS”) to acquire certain assets of DTS. The purchase price for the Acquired Assets was $1,335,000, $500,000 of which was paid in cash and $835,000 of which was paid through the issuance of a four-year $835,000 promissory note dated January 1, 2022, paying interest at the rate of 3.25% per annum. The principal amount of the Note is subject to a downward adjustment in the event the Company loses any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of DTS immediately prior to the Effective Date (the “DTS Customers”). Any such downward adjustment will be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from DTS Customers. In the event that subscription renewal revenue received from DTS Customers during the one-year period immediately following the Effective Date is less than 95% of the subscription renewal revenue received by DTS from DTS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note will be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances will the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). The Note will be amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, is due and payable on January 1, 2023, after the revised principal amount of the Buyer Note is determined and thereafter, payments will be made quarterly in twelve equal installments. The purchase price has been allocated to customer list with an estimated life of seven years. Upon completion of an independent valuation, the allocation of the purchase price to customer lists will be modified with the excess purchase consideration being allocated to goodwill.

The Company expects these acquisitions to create synergies by combining operations and expanding geographic market share and product offerings.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – BUSINESS COMBINATIONS (continued)

The following summarizes the purchase price allocation for the current and prior year acquisitions:

	2021 Purchase CTS	2021 Purchase PSI	2022 Purchase DTS (Preliminary)

Cash consideration	$-	$145,703	$500,000
Note payable	130,000	450,000	835,000
Total purchase price	$130,000	$595,703	$1,335,000

Customer list	130,000	695,641	1,335,000
Total assets acquired	130,000	695,641	1,335,000

Deferred revenue	-	(99,938)	-
Contingent liability	-	-	-
Operating lease liability	-	-	-
Net assets acquired	$130,000	$595,703	$1,335,000

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions of CT-Solution, Inc. (“CTS”), acquired April 1, 2021, PeopleSense, Inc. (“PSI), acquired May 1, 2021, and DTS, acquired January 1, 2022. occurred on January 1, 2021, nor is the financial information indicative of the results of future operations. The following table represents the unaudited condensed consolidated pro forma results of operations for the three months ended March 31, 2022 and 2021 as if the acquisitions occurred on January 1, 2021. For the three months ended March 31, 2021, operating expenses have been increased for the amortization expense of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Three Months Ended March 31, 2021
Net revenues	$11,588,335
Cost of revenues	6,453,332
Operating expenses	4,509,952
Income (loss) before taxes	625,051
Net income (loss)	458,565
Basic and diluted income (loss) per common share	$0.10

The Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2022 include the actual results of CTS, PSI and DTS, and as such, no pro forma results are required.

For the three months ended March 31, 2021, there is $4,644 of estimated amortization expense and $631 of estimated interest expense included in the pro-forma results for CTS, $27,393 of estimated amortization expense and $2,159 of estimated interest expense included in the pro-forma results for PSI, and $47,679 of estimated amortization expense and $6,785 of estimated interest expense included in the pro-forma results for DTS.

For the three months ended March 31, 2022, the CTI, PSI and DTS operations had a net income before taxes of $113,626 which represented three months of operations for CTI, PSI and DTS that were included in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2022. This consisted of approximately $632,866 in revenues, $343,587 in cost of revenues and $175,653 in expenses.

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

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,400,000 as of March 31, 2022, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and a portion begin to expire in the year 2025 to 2033.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and depreciation, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $989,000 and $991,000 in deferred tax assets at March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. For the three months ended March 31, 2022, the Company recorded a tax provision of $2,088 as compared to a tax provision of $128,569 for the three months ended March 31, 2021.

NOTE 12 – RELATED PARTY TRANSACTIONS

At March 31, 2022 and December 31, 2021, certain long-term debt is considered related party liabilities as holders, including Prairie, Tech and Partners in Technology, are current employees of the Company. As of March 31, 2022 and December 31, 2021, the outstanding balances of this debt were $206,667 and $211,642, respectively.

NOTE 13 – SALE OF PRODUCT LINE

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

NOTE 14 – SUBSEQUENT EVENTS

On April 15, 2022, the Company incurred approximately $494,275 in financial lease obligations for purchases of equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. and its wholly owned subsidiaries, SWK Technologies, Inc., Secure Cloud Services, Inc., and Critical Cyber Defense Corp. (collectively the “Company”, “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

IT Managed Network Services and Business Consulting

We provide comprehensive IT managed services, Infrastructure-as-a-Service, cybersecurity, business continuity, disaster recovery, data back-up, network maintenance and service upgrades designed to eliminate the IT concerns of our customers. We are a Microsoft Solutions Provider. Our staff includes engineers who maintain certifications from Microsoft and Sage Software. They are Microsoft Certified Systems Engineers and Microsoft Certified Professionals, and they provide a host of services for our clients, including remote network monitoring, server implementation, support and assistance, operation and maintenance of large central systems, technical design of network infrastructure, technical troubleshooting for large scale problems, network and server security, and backup, archiving, and storage of data from servers. There are numerous competitors, both larger and smaller, nationally and locally, with whom we compete in this market.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations for the Three Months Ended March 31, 2022 and 2021.

During the three months ended March 31, 2022 the Company continued to expand its customer base, which we believe provides a basis for future growth. Revenues exceeded $11 million for the quarter, but software sales, mostly with our Acumatica solution, increased 30.3% over the first quarter of 2021. This increase in software sales should provide a basis for increased services in the months to come. The Company continues to monitor the Covid-19 situation as it pertains to the disruption of our business, and that of some of our customers, and growth in future quarters and will take steps, if necessary, to establish mitigation strategies to try and minimize risk of any potential downturn for shareholders as well the health, safety and wellbeing of its employees and customers. The Company’s strategies are focused on assisting our customers in their digital transformation in this new environment. We believe the new “work from home environment” (workforce of the future), coupled with the continued rise of E-Commerce and security and compliance could help drive our future revenues.

Revenues

For the three months ended March 31, 2022, revenues increased $144,376 (1.3%) to $11,023,844 as compared to $10,879,468 for the three ended March 31, 2021. This increase is mostly attributed to an increase in software sales, offset partially by a decrease in service revenues.

Software sales increased $606,951 (30.3%) to $2,610,962 for the three months ended March 31, 2022 as compared to $2,004,011 for the three months ended March 31, 2021, primarily due to an increase in revenues for our Acumatica solution.

Service revenue decreased by $462,575 (5.2%) for the three months ended March 31, 2022 to $8,412,882 as compared to $8,875,457 for the three months ended March 31, 2021. This decrease is mainly attributed to lower consulting, primarily as a result of having to train new but inexperienced employees, who were hired to accommodate our growth as well as a decrease in maintenance revenues.

Gross profit

Gross profit for the three months ended March 31, 2022 decreased $41,670 (0.9%) to $4,704,867 as compared to $4,746,537 for the three months ended March 31, 2021. For the three months ended March 31, 2022, the overall gross profit percentage was 42.7% as compared to 43.6% for the three months ended March 31, 2021.

The gross profit attributed to software sales increased $232,426 (27.2%) to $1,086,383 for the three ended March 31, 2022 as compared to $853,957 for the three months ended March 31, 2021, due mostly to the increased revenues.

The gross profit attributed to services decreased $274,096 (7.0%) to $3,618,484 for the three months ended March 31, 2022 as compared to $3,892,580 for the three months ended March 31, 2021. This decrease is mostly due to costs associated with the training of new but inexperienced employees, who were hired to accommodate our growth, as well as higher compensation costs plus an increase in vacation and personal time off experienced during the quarter.

Operating expenses

Selling and marketing expenses increased $56,503 (3.3%) to $1,775,811 for the three months ended March 31, 2022 as compared to $1,719,308 for the three months ended March 31, 2021. This increase is primarily due to increased attendance at trade shows and associated travel and entertainment expense, plus outside sales expenses offset partially by lower advertising expenses.

General and administrative expenses increased $306,059 (13.1%) to $2,640,977 for the three months ended March 31, 2022 as compared to $2,334,918 for the three months ended March 31, 2021. This increase is a result of several factors, including increases in payroll expenses necessary to both retain and recruit personnel, and departmental changes for various employees which involved moving their compensation between cost of revenues and administrative expenses as well as an increase in credit card fees and state excise taxes. These cost increases were partially offset by lower rent and utility expenses.

Share-based compensation increased $44,953 to $45,945 for the three months ended March 31, 2022 as compared to $992 for the three months ended March 31, 2021. The increase is due to the issuance of stock options at the end of March 2021.

Depreciation and amortization expense increased $63,804 to $261,850 for the three months ended March 31, 2022 as compared to $198,046 for the three months ended March 31, 2021. This increase is primarily due to the additional amortization of intangible assets related to the new acquisitions and increased depreciation related to equipment purchases over the last 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations for the Three Months Ended March 31, 2022 and 2021 (continued).

(Loss) Income from operations

As a result of the above, for the three months ended March 31, 2022, the Company had a loss from operations of $19,716 as compared to income from operations of $493,273 for the three months ended March 31, 2021.

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

We continue to review and look for additional operating income opportunities through potential acquisitions or investments. Such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

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

At March 31, 2022, future payments of long-term debt are as follows:

Remainder of 2022	$342,547
2023	783,474
2024	360,093
2025	258,737
2026	52,188
Total	$1,797,039

The Company’s working capital was $2,635,467 at March 31, 2022 and cash on hand at March 31, 2022 was $6,486,433.

During the three months ended March 31, 2022, the Company had a net decrease in cash of $327,684. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities:

Operating activities for the three months ended March 31, 2022 used cash of $8,246 as compared to using cash of $500,461 for the same period in 2021. This decrease in cash used in operating activities is primarily due to the decrease in accounts receivable, decrease in deferred revenue and increase in accounts payable offset partially by the decrease in operating income.

Cash used in investing activities:

Investing activities for the three months ended March 31, 2022 used cash of $180,548 as compared to using no cash for the same period in 2021. For the three months ended March 31, 2022, the Company paid $150,000 for the assets of NEO3 and purchases of $30,548 for property and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources (continued)

Cash (used in) provided by financing activities:

Financing activities for the three months ended March 31, 2022 used cash of $138,890 as compared to providing cash in the amount of $3,261,181 for the same period in 2021. The decrease in cash provided is attributed to the received net proceeds from the sale of common stock under its Registration Statement on Form S-3 and the previously disclosed At Market Issuance Sales Agreement with a sales agent during the three months ended March 31, 2021.

The Company believes that as a result of the growth in business, and the funds on hand, it has adequate liquidity to fund its operating plans for at least the next twelve months, provided, however, that the Company cannot currently quantify the uncertainty related to the recent pandemic and its effects on the business in the coming quarters. The belief that the Company has sufficient liquidity may be incorrect as the impact of Covid-19 becomes clearer over the coming months and quarters.

For the three months ended March 31, 2022, inflation has impacted the Company’s profitability, as it has resulted in increased costs necessary to recruit and retain personnel. As the Company returns back to its pre-Covid marketing and trade show schedules, the higher costs of travel and meals will also have a negative impact on the Company’s profitability.

Off Balance Sheet Arrangements

During the three months ended March 31, 2022 or for fiscal 2022, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

We currently do not expect a significant impact on our results of operations in the future due to Russia’s invasion of Ukraine, as we have minimal business in Russia and Ukraine, both directly and indirectly. However, following the invasion, the U.S. and other countries imposed significant sanctions against the Russian government and many Russian companies and individuals. Although the Company does not have significant operations in Russia, the sanctions could impact the Company’s business in other countries and could have a negative impact on the Company’s future revenue and that of its customers, either of which could adversely affect the Company’s business and financial results.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2022.

Item 3. Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

10.1

Asset Purchase Agreement, dated January 1, 2022 by and between SWK Technologies, Inc., and Dynamic Tech Services, Inc. (incorporated herein by reference to Exhibit 10.1 on that Form 8-K current report filed with the SEC on January 5, 2022).

10.2

$835,000 January 1, 2022 Promissory Note of SWK Technologies, Inc. issued to Dynamic Tech Services, Inc. (incorporated herein by reference to Exhibit 10.2 on that Form 8-K current report filed with the SEC on January 5, 2022).

10.3

Consulting Agreement dated January 1, 2022 by and between SWK Technologies, Inc., and Dynamic Tech Services, Inc. (incorporated herein by reference to Exhibit 10.3 on that Form 8-K current report filed with the SEC on January 5, 2022).

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

SILVERSUN TECHNOLOGIES, INC.

Dated: May 12, 2022	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Dated: May 12, 2022	By:	/s/ Joseph P. Macaluso
Joseph P. Macaluso
Principal Financial Officer and Principal Accounting Officer