Form 10-Q
period 2022-06-30
SilverSun Technologies, Inc.
filed 2022-08-12
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

As of August 11, 2022, there were 5,136,177 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$5,873,674	$6,814,117
Accounts receivable, net of allowance of $330,311	2,246,166	1,926,859
Unbilled services	345,082	284,218
Prepaid expenses and other current assets	1,485,149	1,685,728

Total current assets	9,950,071	10,710,922

Property and equipment, net	894,961	636,901
Operating lease right-of-use assets	511,981	964,990
Intangible assets, net	4,749,083	3,492,234
Goodwill	1,011,952	1,011,952
Deferred tax assets	1,004,150	990,958
Deposits and other assets	188,863	190,805

Total assets	$18,311,061	$17,998,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,942,675	$2,038,025
Accrued expenses	1,439,296	1,743,148
Accrued interest	23,379	28,784
Income taxes payable	69,614	69,614
Long-term debt – current portion	530,103	293,696
Long-term – related party – current portion	103,333	108,309
Finance lease obligations – current portion	216,108	166,571
Operating lease liabilities – current portion	323,389	465,813
Deferred revenue	2,552,341	2,475,583

Total current liabilities	7,200,238	7,389,543

Long-term debt net of current portion	980,931	463,602
Long-term – related party - net of current portion	103,333	103,333
Finance lease obligations net of current portion	517,676	186,284
Operating lease liabilities net of current portion	188,592	499,177

Total liabilities	8,990,770	8,641,939

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares, 5,136,177 shares issued and outstanding	52	52
Additional paid-in capital	10,043,032	9,951,142
Accumulated deficit	(722,793)	(594,371)

Total stockholders’ equity	9,320,291	9,356,823

Total liabilities and stockholders’ equity	$18,311,061	$17,998,762

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 3021
Revenues:
Software product, net	$2,782,081	$1,761,485	$5,393,043	$3,765,496
Service, net	7,855,992	8,467,724	16,268,874	17,343,181
Total revenues, net	10,638,073	10,229,209	21,661,917	21,108,677

Cost of revenues:
Product	1,686,273	985,518	3,210,852	2,135,572
Service	4,824,532	4,973,011	9,618,930	9,955,888
Total cost of revenues	6,510,805	5,958,529	12,829,782	12,091,460

Gross profit	4,127,268	4,270,680	8,832,135	9,017,217

Selling, general and administrative expenses:
Selling and marketing expenses	1,852,903	1,614,106	3,628,714	3,333,414
General and administrative expenses	2,071,145	2,193,277	4,712,122	4,528,195
Share-based compensation expenses	45,945	48,940	91,890	49,932
Depreciation and amortization expenses	236,521	210,453	498,371	408,499
Total selling, general and administrative expenses	4,206,514	4,066,776	8,931,097	8,320,040

(Loss) income from operations	(79,246)	203,904	(98,962)	697,177

Other expense:
Interest expense	(23,800)	(7,167)	(42,652)	(17,192)
Total other expense	(23,800)	(7,167)	(42,652)	(17,192)

(Loss) income before taxes	(103,046)	196,737	(141,614)	679,985

(Benefit) provision for income taxes	(15,280)	66,448	(13,192)	195,017

Net (loss) income	$(87,766)	$130,289	$(128,422)	$484,968
Net (loss) income per common share:
Basic	$(0.02)	$0.03	$(0.03)	$0.10
Diluted	$(0.02)	$0.03	$(0.03)	$0.10
Weighted average shares:
Basic	5,136,177	5,062,752	5,136,177	4,914,844
Diluted	5,136,177	5,065,093	5,136,177	4,916,797

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2022	-	$-	-	$-	5,136,177	$52	$9,997,087	$(635,027)	$9,362,112

Share-based compensation	-	-	-	-	-	-	45,945	-	45,945
Net loss	-	-	-	-	-	-	-	(87,766)	(87,766)

Balance at June 30, 2022	-	$-	-	$-	5,136,177	$52	$10,043,032	$(722,793)	$9,320,291

FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at April 1, 2021	-	$-	-	$-	5,061,177	$52	$11,793,978	$(105,258)	$11,688,772

Share-based compensation	-	-	-	-	-	-	48,940	-	48,940
Issuance of common stock from a public offering, net of expenses	-	-	-	-	65,452	-	722,116	-	722,116
Net income	-	-	-	-	-	-	-	130,289	130,289

Balance at June 30, 2021	-	$-	-	$-	5,126,629	$52	$12,565,034	$25,031	$12,590,117

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	-	$-	-	$-	5,136,177	$52	$9,951,142	$(594,371)	$9,356,823

Share-based compensation	-	-	-	-	-	-	91,890	-	91,890
Net loss	-	-	-	-	-	-	-	(128,422)	(128,422)

Balance at June 30, 2022	-	$-	-	$-	5,136,177	$52	$10,043,032	$(722,793)	$9,320,291

FOR THE SIX MONTHS ENDED JUNE 30, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at January 1, 2021	-	$-	-	$-	4,501,271	$46	$7,739,883	$(459,937)	$7,279,992

Issuance of common stock in exchange for convertible debt	-	-	-	-	166,606	2	670,755	-	670,757
Issuance of common stock from a public offering, net of expenses	-	-	-	-	458,752	4	4,104,464	-	4,104,468
Share-based compensation	-	-	-	-	-	-	49,932	-	49,932
Net income	-	-	-	-	-	-	-	484,968	484,968

Balance at June 30, 2021	-	$-	-	$-	5,126,629	$52	$12,565,034	$25,031	$12,590,117

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(128,422)	$484,968
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred income taxes	(13,192)	211,167
Depreciation and amortization	195,007	157,619
Amortization of intangibles	376,822	251,739
Amortization of right of use assets	453,009	247,045
Bad debt expense	-	(50,000)
Share-based compensation	91,890	49,932

Changes in assets and liabilities:
Accounts receivable	(319,307)	159,851
Unbilled services	(60,864)	(86,676)
Prepaid expenses and other current assets	(227,664)	(1,118,597)
Deposits and other assets	1,942	4,907
Accounts payable	(95,350)	(732,378)
Accrued expenses	(303,852)	(268,411)
Income tax payable	-	(235,000)
Accrued interest	(5,405)	1,423
Deferred revenues	3,087	330,632
Operating lease obligations	(453,009)	(247,045)
Net cash used in operating activities	(485,308)	(838,824)

Cash flows from investing activities:
Purchase of property and equipment	(30,549)	(72,121)
Acquisition of assets	(150,000)	-
Acquisition of business	-	(145,703)
Net cash used in investing activities	(180,549)	(217,824)

Cash flows from financing activities:
Proceeds from issuance of stock, net of expenses	-	4,104,468
Payment of long-term debt	(161,240)	(98,247)
Payment of long-term convertible debt	-	(46,725)
Payment of finance lease obligations	(113,346)	(70,904)
Net cash (used in) provided by financing activities	(274,586)	3,888,592

Net (decrease) increase in cash	(940,443)	2,831,944

Cash, beginning of period	6,814,117	6,595,416

Cash, end of period	$5,873,674	$9,427,360

Cash paid during period for:
Interest	$48,147	$15,769
Income taxes	$15,820	$312,800

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the six months ended June 30, 2022:

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

On April 15, 2022, the Company incurred approximately $494,383 in financial lease obligations for purchases of equipment.

For the six months ended June 30, 2021:

On January 18, 2021, the Company incurred approximately $90,007 in financial lease obligations for purchases of equipment.

In February 2021, ISM converted the outstanding balance of the ISM Note in the amount of $479,111 into 119,004 shares of the Company’s common stock.

In February 2021, Nellnube converted the outstanding balance of the Nellnube Note in the amount of $191,644 into 47,602 shares of the Company’s common stock.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2022, the results of operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. These results are not necessarily indicative of the results to be expected for the full year.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three and six months ended June 30, 2022 and 2021.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three and six months ended June 30, 2022 and 2021.

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

Components of revenue:

	For the Three Months Ending June 30,
	2022	2021
Software revenue	$2,782,081	$1,761,485
Professional consulting	3,147,702	3,297,888
Maintenance revenue	1,194,556	1,666,780
Ancillary service revenue	3,513,734	3,503,056
	$10,638,073	$10,229,209

	For the Six Months Ending June 30,
	2022	2021
Software revenue	$5,393,043	$3,765,496
Professional consulting	6,450,506	6,810,201
Maintenance revenue	2,542,556	3,519,453
Ancillary service revenue	7,275,812	7,013,527
	$21,661,917	$21,108,677

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services that will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of June 30, 2022, there was $254,785 in deferred maintenance revenues, $532,060 in deferred support service revenues and $1,765,496, in deposits for future consulting services. As of December 31, 2021, there was $291,468 in deferred maintenance, $398,382 in deferred support services, and $1,785,733 in deposits for future consulting services.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2022 and December 31, 2021, as defined in ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying unaudited condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 for cash, accounts receivable, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments. Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year. At June 30, 2022 and December 31, 2021, the Company had cash on deposit of $5,243,267 and $5,955,840, respectively, in excess of the federally insured limits of $250,000.

As of June 30, 2022, no one customer represented more than 10% of the total accounts receivable and unbilled services. As of December 31, 2021, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the six months ended June 30, 2022 and 2021, the Company’s top ten customers accounted for 9% ($1,856,981) and 11% ($2,283,248), respectively, of total revenues. The Company does not rely on any one specific customer for any significant portion of its revenue.

For the six months ended June 30, 2022 and 2021 purchases from one supplier through a “channel partner” agreement were approximately 14% and 14% of cost of revenues, respectively. The channel partner agreements are for a one-year term and automatically renew for an additional one-year term on the anniversary of the agreement’s effective date.

As of June 30, 2022, one supplier represented approximately 26% of total accounts payable. For the year ended December 31, 2021, one supplier represented approximately 24% of total accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash. As of June 30, 2022, the Company believes it has no significant risk related to its concentration of credit risk related to accounts receivable.

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

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There were no liabilities for uncertain tax positions at June 30, 2022 and December 31, 2021.

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

The Company’s current financial assets and liabilities approximate fair value due to their short-term nature and include cash, accounts receivable, accounts payable, and accrued liabilities. The carrying value of longer-term leases and debt obligations approximate fair value as their stated interest rates approximate the rates currently available. The Company’s goodwill and intangibles are measured at fair-value using Level 3 inputs, as discussed in Note 5 and 10.

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

For the three and six months ended June 30, 2022, the average market prices for the periods ended are less than the exercise price of all the outstanding stock options, therefore, the inclusion of the stock options would be anti-dilutive. In addition, for the three and six months ended June 30, 2022, since the Company has a net loss, the effect of common stock equivalents is anti-dilutive, and, as such, common stock equivalents have been excluded from the calculation. For the three months ended June 30, 2021 since the convertible promissory notes had been converted into common stock, they have been excluded in the Company’s computation of net (loss) income per common share.

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021
Basic net (loss) income per share computation:
Net (loss) income	$(87,766)	$130,289
Weighted-average common shares outstanding	5,136,177	5,062,752
Basic net (loss) income per share	$(0.02)	$0.03
Diluted net (loss) income per share computation:
Net (loss) income per above	$(87,766)	$130,289
Weighted-average common shares outstanding	5,136,177	5,062,752
Incremental shares for warrants and convertible promissory notes	-	2,341
Total adjusted weighted-average shares	5,136,177	5,065,093
Diluted net (loss) income per share	$(0.02)	$0.03

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Basic net (loss) income per share computation:
Net (loss) income	$(128,422)	$484,968
Weighted-average common shares outstanding	5,136,177	4,914,844
Basic net (loss) income per share	$(0.03)	$0.10
Diluted net (loss) income:
Net (loss) income	$(128,422)	$484,968
Weighted-average common shares outstanding	5,136,177	4,914,844
Incremental shares for warrants	-	1,953
Total adjusted weighted-average shares	5,136,177	4,916,797
Diluted net (loss) income per share	$(0.03)	$0.10

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on (loss) income per share.

	Three Months June 30, 2022	Three Months June 30, 2021
Stock options	162,020	99,990
Total potential dilutive securities not included in (loss) income per share	162,020	99,990

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on (loss) income per share.

	Six Months June 30, 2022	Six Months June 30, 2021
Stock options	162,020	99,990
Total potential dilutive securities not included in (loss) income per share	162,020	99,990

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2022	December 31, 2021
Leasehold improvements	$165,701	$165,701
Equipment, furniture and fixtures	3,813,382	3,360,315
	3,979,083	3,526,016
Less: Accumulated depreciation and amortization	(3,084,122)	(2,889,115)

Property and equipment, net	$894,961	$636,901

Depreciation and amortization expense related to these assets for the three and six months ended June 30, 2022 were $96,582 and $195,007, respectively, as compared to $79,317 and $157,619 for the three and six months ended June 30, 2021.

Property and equipment under finance leases (included in Note 7) are summarized as follows:

	June 30, 2022	December 31, 2021
Equipment, furniture, and fixtures	$1,256,092	$833,574
Less: Accumulated amortization	(608,239)	(495,468)

Property and equipment, net	$647,853	$338,106

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

On January 19, 2022, SWK acquired the customer list of NEO3, LLC (“NEO3”) pursuant to an Asset Purchase Agreement for the customer list for $150,000 cash and the issuance of a promissory note in the aggregate principal amount of $75,000 (the “NEO3 Note”). The NEO3 Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $2,148. The purchase price has been recorded as an intangible asset with an estimated life of seven years.

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

The components of intangible assets are as follows:

	June 30, 2022	December 31, 2021	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 –7
Intellectual property, customer list, and acquired contracts	7,871,283	6,237,612	5 –15
Total intangible assets	8,261,365	6,627,694
Less: accumulated amortization	(3,512,282)	(3,135,460)
	$4,749,083	$3,492,234

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (continued)

Amortization expense related to the above intangible assets for the three and six months ended June 30, 2022 was $186,365 and $376,822, respectively, as compared to $131,502 and $251,739 for the three and six months ended June 30, 2021.

The Company expects future amortization expense to be the following:

Amortization
Remainder of 2022	$357,114
2023	672,890
2024	672,890
2025	666,033
2026	651,451
2027	637,802
Thereafter	1,090,903

Total	$4,749,083

NOTE 6 –LONG-TERM AND RELATED PARTY DEBT

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”). The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). In February 2021, ISM converted the outstanding balance of the ISM Note in the amount of $479,111 into 119,004 shares of the Company’s common stock. At June 30, 2022 and December 31, 2021, the outstanding balances on the ISM Note were $-0- and $-0-, respectively.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”). The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03 (the “Fixed Conversion Price”). In February 2021, Nellnube converted the outstanding balance of the Nellnube Note loan in the amount of $191,645 into 47,602 shares of the Company’s common stock. At June 30, 2022 and December 31, 2021, the outstanding balances on the Nellnube Note were $-0- and $-0-, respectively.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”). This long-term debt is considered related party debt as a holder is a current employee of the Company. The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest were $4,984. At June 30, 2022 and December 31, 2021, the outstanding balances on the PIT Note were $-0- and $4,975, respectively.

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). This long-term debt is considered related party debt as a holder is a current employee of the Company. The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 had a term of one (1) year and was subject to downward adjustment based on whether certain revenue milestones are achieved. In July 2021, the Company waived its rights to any downward adjustments on these notes, and agreed to pay the full-face amount, plus interest, on those notes on the date of maturity. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 has a term of three (3) years and is not subject to a downward adjustment. On July 31, 2021, the Company paid Note 1 and accrued interest in the amount of $107,543. At June 30, 2022 and December 31, 2021, the outstanding balances on the PT Notes were $206,666 and $206,666, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 –LONG-TERM AND RELATED PARTY DEBT (continued)

On October 1, 2020, SWK acquired certain assets of Computer Management Services, LLC, (“CMS”) pursuant to an Asset Purchase Agreement for cash of $410, clients’ deposits related to technical support in the amount of $50,115, prepaid time from clients in the amount of $67,073, and the issuance of a promissory note in the aggregate principal amount of $170,000 (the “CMS Note”) for a total of $287,598. The CMS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,869. At June 30, 2022 and December 31, 2021, the outstanding balances on the CMS Note were $76,815 and $105,097, respectively.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”). The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,031. At June 30, 2022 and December 31, 2021, the outstanding balances on the BSS Note were $163,397 and $185,820, respectively.

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”). The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $3,724. At June 30, 2022 and December 31, 2021, the outstanding balances on the CTS Note were $80,368 and $101,781, respectively.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”). The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $12,889. At June 30, 2022 and December 31, 2021, the outstanding balances on the PSI Note were $290,603 and $364,600, respectively.

On January 1, 2022, SWK acquired certain assets of Dynamic Tech Services, Inc. (“DTSI”) pursuant to an Asset Purchase Agreement for $500,000 cash and the issuance of a promissory note in the aggregate principal amount of $835,000 (the “DTSI Note”). The DTSI Note bears interest at a rate of three and one-quarter percent (3.25%) per annum. The principal amount of the Note is subject to a downward adjustment in the event the Company loses any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of DTS immediately prior to the Effective Date (the “DTS Customers”). Any such downward adjustment will be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from DTS Customers. In the event that subscription renewal revenue received from DTS Customers during the one-year period immediately following the Effective Date is less than 95% of the subscription renewal revenue received by DTS from DTS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note will be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances will the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). The Note will be amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, is due and payable on January 1, 2023, after the revised principal amount of the Buyer Note is determined and thereafter, payments will be made quarterly in twelve equal installments. At June 30, 2022, the outstanding balance on the DTSI Note was $835,000 (see Note 10).

On January 19, 2022, SWK acquired the customer list of NEO3, LLC (“NEO3”) pursuant to an Asset Purchase Agreement for the customer list for $150,000 cash and the issuance of a promissory note in the aggregate principal amount of $75,000 (the “NEO3 Note”). The NEO3 Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $2,148. At June 30, 2022 the outstanding balance on the NEO3 Note was $64,851.

Total long-term and related party debt balances at June 30, 2022 and December 31, 2021 were $1,717,700 and $968,940, respectively, of which $633,436 and $402,005 was classified as current portion at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022, future payments of long-term debt are as follows:

Remainder of 2022	$263,207
2023	783,474
2024	360,093
2025	258,738
2026	52,188
Total	$1,717,700

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying unaudited condensed consolidated balance sheets. The weighted average interest rate as of June 30, 2022 was 7.03% and the following weighted-average lease term:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term	3.81	2.10

At June 30, 2022 future payments under finance leases are as follows:

June 30, 2022
Remainder of 2022	$133,129
2023	252,977
2024	177,214
2025	115,608
2026	115,608
2027	48,171
Total minimum lease payments	842,707
Less amounts representing interest	(108,923)
Present value of net minimum lease payments	733,784
Less current portion	(216,108)
Long-term finance lease obligation	$517,676

NOTE 8 – OPERATING LEASE LIABILITY

The Company leases office space in five different locations and also has an equipment lease rental with monthly payments ranging from $1,190 to $10,279 which expire at various dates through April 2024.

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

The Company's weighted average remaining lease term for operating leases as of June 30, 2022 is as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term	1.57	2.46

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2022:

Remainder 2022	$193,723
2023	277,881
2024	60,735
Total undiscounted future minimum lease payments	532,339
Less: Difference between undiscounted lease payments and discounted lease liabilities	(20,358)
Total operating lease liabilities	511,981
Less current portion	(323,389)
Long-term operating lease liabilities	$188,592

Total rent expense under operating leases for the three and six months ended June 30, 2022 was $92,884 and $212,213, respectively, as compared to $157,509 and $319,323 for the three and six months ended June 30, 2021, respectively.

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

In February 2021, Nellnube converted the outstanding balance of the loan in the amount of $191,644 into 47,602 shares of the Company’s common stock (see Note 6).

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – EQUITY (Continued)

Stock Repurchase Program

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock. Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended, or discontinued at any time. The Company expects to finance the program from existing cash resources. On November 5, 2021, the Board of Directors voted to increase the authorized amount of the buyback from $2 million to $5 million. As of June 30, 2022, no repurchases have been made.

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

There were no stock options granted for the six months ended June 30, 2022.

A summary of the status of the Company’s stock option plans for the six months ended June 30, 2022 and the years ended December 31, 2021 and changes during the periods are presented below (in number of options):

	Number of Options	Average Exercise Price

Outstanding options at January 1, 2021	-	$-
Options granted	171,620	6.268
Options canceled/forfeited	(6,000)	$6.530

Outstanding options at December 31, 2021	165,620	$6.256
Options granted	-	$-
Options canceled/forfeited	(3,600)	$6.530

Outstanding options at June 30, 2022	162,020	$6.252

For the three and six months ended June 30, 2022, the Company recorded share-based compensation expense of $45,945 and $91,890, respectively, as compared to $48,940 and $49,932 for the three and six months ended June 30, 2021, respectively.

As of June 30,2022 and December 31, 2021, the unamortized compensation expense for stock options was $136,826 and $228,726, respectively. The unamortized balance at June 30, 2022 will be amortized over the next 9 months and 1.25 years for the balance at December 31, 2021.

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

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”). The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. At June 30, 2022, the outstanding balance on the PSI Note was $327,694. The allocation of the purchase price to customer list with an estimated life of seven years which is deductible for tax purposes, has been based on an independent valuation. The valuation showed an increase of $71,359 above the purchase price, which was recorded as a gain on bargain purchase in the consolidated statement of operations as the independent valuation exceeded the purchase price.

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

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions of CT-Solution, Inc. (“CTS”), acquired April 1, 2021, PeopleSense, Inc. (“PSI), acquired May 1, 2021, and DTS, acquired January 1, 2022 occurred on January 1, 2021, nor is the financial information indicative of the results of future operations. The following table represents the unaudited condensed consolidated pro forma results of operations for the three and six months ended June 30, 2021 as if the acquisitions occurred on January 1, 2021. For the three and six months ended June 30, 2021, operating expenses have been increased for the amortization expense of expected definite lived intangible assets and interest on the notes payable.

	(Unaudited)	(Unaudited)
Pro Forma	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net revenues	$10,776,011	$22,364,346
Cost of revenues	6,269,315	12,722,647
Operating expenses	4,215,701	8,725,753
Income before taxes	291,809	919,343
Net income	198,741	657,306
Basic and diluted income per common share	$0.04	$0.13

The Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 include the actual results of CTS, PSI and DTS, and as such, pro forma results are not required.

For the three months ended June 30, 2021, there is $5,733 of estimated amortization expense and $808 of estimated interest expense included in the pro-forma results for PSI, and $47,679 of estimated amortization expense and $6,784 of estimated interest expense included in the pro-forma results for DTS. For the six months ended June 30, 2021, there is $4,644 of estimated amortization expense and $631 of estimated interest expense included in the pro-forma results for CTS, $33,126 of estimated amortization expense and $2,967 of estimated interest expense included in the pro-forma results for PSI, and $95,358 of estimated amortization expense and $13,569 of estimated interest expense included in the pro-forma results for DTS.

For the three months ended June 30, 2022, the CTI, PSI and DTS operations had a net income before taxes of $119,519 which represented three months of operations for CTI, PSI and DTS that were included in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended June 30, 2022. This consisted of approximately $722,101 in revenues, $412,394 in cost of revenues and $190,189 in expenses. For the six months ended June 30, 2022, the CTI, PSI and DTS operations had a net income before taxes of $233,145 which represented six months of operations for CTI, PSI and DTS that were included in the Company’s Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2022. This consisted of approximately $1,354,967 in revenues, $755,080 in cost of revenues and $365,841 in expenses.

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

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,400,000 as of June 30, 2022, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and a portion begin to expire in the year 2025 to 2033.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and depreciation, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $1,004,000 and $991,000 in deferred tax assets at June 30, 2022 and December 31, 2021, respectively.

For the three and six months ended June 30, 2022, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. For the three and six months ended June 30, 2022, the Company recorded tax benefits of $15,280 and $13,192, respectively, as compared tax provisions of $66,448 and $195,017 for the three and six months ended June 30, 2021.

NOTE 12 – RELATED PARTY TRANSACTIONS

At June 30, 2022 and December 31, 2021, certain long-term debt is considered related party liabilities as holders, including Prairie, Tech and Partners in Technology, are current employees of the Company. As of June 30, 2022 and December 31, 2021, the outstanding balances of this debt were $206,666 and $211,642, respectively.

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

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed consolidated financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021.

Our strategy is to grow our business through a combination of intra-company growth of our software applications, technology solutions and managed services, as well as expansion through acquisitions. We have established a national presence via our internal marketing, sales programs, and acquisitions and now have ERP customers throughout most of the United States. To remain competitive and continue to grow, we continue to invest resources in our product development, marketing, and sales capabilities, and we expect to continue to do so in the future. During the six months ended June 30, 2022 the Company continued to expand its customer base, which we believe provides a basis for future growth. Revenues increased 2.6% to $21.7 million for the six months ended June 30, 2022 as compared to $21.1 million for the period in 2021, despite the current economic conditions as we continue to grow our customer base.

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

For the six months ended June 30, 2022, inflation has impacted the Company’s profitability, as it has resulted in increased costs necessary to recruit and retain personnel. As the Company returns back to its pre-Covid marketing and trade show schedules, the higher costs of travel and meals will also have a negative impact on the Company’s profitability.

Revenues

For the three months ended June 30, 2022, revenues increased $408,864 (4.0)% to $10,638,073 as compared to $10,229,209 for the three ended June 30, 2021. This increase is mostly attributed to an increase in software sales, offset partially by a decrease in service revenues.

For the six months ended June 30, 2022, revenues increased $553,240 (2.6%) to $21,661,917 as compared to $21,108,677 for the six months ended June 30, 2021, respectively. This increase is mostly attributed to an increase in software sales, offset partially by a decrease in service revenues.

Software sales increased $1,020,596 (57.9%) and $1,627,547 (43.2%) to $2,782,081 and $5,393,043 for the three and six months ended June 30, 2022, respectively, as compared to $1,761,485 and $3,765,496 for the three and six months ended June 30, 2021, respectively, due to the timing of orders, primarily as a result of an increase in our ERP software sales

Service revenue decreased $611,732 (7.2%) and $1,074,307 (6.2%) to $7,855,992 and $16,268,874 for the three and six months ended June 30, 2022, respectively, as compared to $8,467,724 and $17,343,181 for the three and six months ended June 30, 2021, respectively. These decreases are mainly attributed to lower maintenance revenues and lower consulting revenues, primarily because of project delays and postponements on the part of our customers as a result of challenges within their own businesses, including employee retention and general economic conditions impacting their organizations.

Gross profit

Gross profit for the three and six months ended June 30, 2022 decreased $143,412 (3.4%) and $185,082 (2.1%) to $4,127,268 and $8,832,135, respectively, as compared to $4,270,680 and $9,017,217 for the three and six months ended June 30, 2021, respectively. For the three months ended June 30, 2022, the overall gross profit percentage was 38.8% as compared to 41.7% for the three months ended June 30, 2021. For the six months ended June 30, 2022, the overall gross profit percentage was 40.8% as compared to 42.7% for the six months ended June 30, 2021.

The gross profit attributed to software sales increased $319,841 (41.2%) and $552,267 (33.9%) to $1,095,808 and $2,182,191 for the three and six ended June 30, 2022 as compared to $775,967 and $1,629,924 for the three and six months ended June 30, 2021, due mostly to the increased volume of software sold.

The gross profit attributed to services decreased $463,253 (13.3%) and $737,349 (10.0%) to $3,031,460 and $6,649,944 for the three and six months ended June 30, 2022 as compared to $3,494,713 and $7,387,293 for the three and six months ended June 30, 2021. This decrease is mostly due to higher costs associated with increasing pay and benefits to employees to retain and recruit their services and to address inflationary pressures in the overall economy, plus the training of new employees, who were hired to accommodate our growth,  and who are not as yet as billable as our more experienced team.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021 (continued).

Operating expenses

Selling and marketing expenses increased $238,797 (14.8%) and $295,300 (8.9%) to $1,852,903 and $3,628,714 for the three and six months ended June 30, 2022 as compared to $1,614,106 and $3,333,414 for the three and six months ended June 30, 2021. This increase is primarily due to increased attendance at trade shows and associated travel and entertainment expense, plus outside sales expenses offset partially by lower advertising expenses.

General and administrative expenses decreased $122,132 (5.6%) to $2,071,145 for the three months ended June 30, 2022 as compared to $2,193,277 for the three months ended June 30, 2021. This decrease is a result of payroll and payroll-related expenses and departmental changes for various employees which involved moving their compensation between cost of revenues and administrative expenses as well as a lower rent. These decreases were partially offset by higher excise taxes and dues and subscriptions costs.

General and administrative expenses increased $183,927 (4.1%) to $4,712,122 for the six months ended June 30, 2022 as compared to $4,528,195 for the six months ended June 30, 2021. This increase is a result of several factors, including an increase in state excise and local taxes, dues and subscriptions, such increases partially offset by lower rent expenses.

Share-based compensation decreased $2,995 to $45,945 for the three months ended June 30, 2022 as compared to $48,940 for the three months ended June 30, 2021. Share-based compensation increased $41,958 to $91,890 for the six months ended June 30, 2022 as compared to $49,932 for the six months ended June 30, 2021. The increase is due to the issuance of stock options at the end of March 2021.

Depreciation and amortization expense increased $26,068 and $89,872 to $236,521 and $498,371 for the three and six months ended June 30, 2022 as compared to $210,453 and $408,499 for the three and months ended June 30, 2021. This increase is primarily due to the additional amortization of intangible assets related to the new acquisitions and increased depreciation related to equipment purchases over the last 12 months.

(Loss) income from operations

As a result of the above, for the three months ended June 30, 2022, the Company had a loss from operations of $79,246 as compared to income from operations of $203,904 for the three months ended June 30, 2021. As a result of the above, for the six months ended June 30, 2022, the Company had a loss from operations of $98,962 as compared to income from operations of $697,177 for the six months ended June 30, 2021.

Liquidity and Capital Resources

The negative impact of Covid-19 on the economy creates uncertainty for the Company in the coming months and quarters. While our Company has not been significantly impacted as a result of this uncertainty, the potential negative impact on our business, in the future, is impossible to determine at this point, although it is likely that we could suffer negative consequences as many companies go out of business, suffer from supply-chain issues or employee churn or decrease their technology spending. As such, we need to rely on our own limited resources to weather any economic downturn. Our competitors, almost all of whom are privately held, were able to avail themselves of the PPP program, which may make it more difficult for the Company to compete in the marketplace. Management will continue to monitor developments, explore various cost-cutting measures, and explore other sources of funding, but there is no guarantee we will be successful in doing so.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources (continued)

At June 30, 2022, future payments of long-term debt are as follows:

Remainder of 2022	$263,207
2023	783,474
2024	360,093
2025	258,738
2026	52,188
Total	$1,717,700

The Company’s working capital was $2,749,833 at June 30, 2022 and cash on hand at June 30, 2022 was $5,873,674.

During the six months ended June 30, 2022, the Company had a net decrease in cash of $940,443. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities:

Operating activities for the six months ended June 30, 2022 used cash of $485,308 as compared to using cash of $838,824 for the same period in 2021. This decrease in cash used in operating activities is primarily due to the increase in prepaid expenses and other current assets, decrease in deferred revenue, and increase in accounts receivable offset partially by the decrease in operating income and increase in accounts payable.

Cash used in investing activities:

Investing activities for the six months ended June 30, 2022 used cash of $180,549 as compared to using $217,824 cash for the same period in 2021, primarily as a result of lower purchases of property and equipment.

Cash (used in) provided by financing activities:

Financing activities for the six months ended June 30, 2022 used cash of $274,586 as compared to providing cash in the amount of $3,888,592 for the same period in 2021. The decrease in cash provided is attributed to the received net proceeds from the sale of common stock under its Registration Statement on Form S-3 and the previously disclosed At Market Issuance Sales Agreement with a sales agent during the six months ended June 30, 2021.

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

For the six months ended June 30, 2022, inflation has impacted the Company’s profitability, as it has resulted in increased costs necessary to recruit and retain personnel. As the Company returns back to its pre-Covid marketing and trade show schedules, the higher costs of travel and meals will also have a negative impact on the Company’s profitability.

Off Balance Sheet Arrangements

During the six months ended June 30, 2022 or for fiscal 2021, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Russia

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2022.

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

SILVERSUN TECHNOLOGIES, INC.

Dated: August 12, 2022	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Dated: August 12, 2022	By:	/s/ Joseph P. Macaluso
Joseph P. Macaluso
Principal Financial Officer and Principal Accounting Officer