Form 10-Q
period 2022-09-30
SilverSun Technologies, Inc.
filed 2022-11-14
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

As of November 10, 2022, there were 5,136,177 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$7,232,158	$6,814,117
Accounts receivable, net of allowance of $450,311 and $330,311	2,252,936	1,926,859
Unbilled services	386,285	284,218
Deferred charges	1,122,600	-
Prepaid expenses and other current assets	1,017,852	1,685,728

Total current assets	12,011,831	10,710,922

Property and equipment, net	806,440	636,901
Operating lease right-of-use assets	419,757	964,990
Intangible assets, net	4,556,041	3,492,234
Goodwill	1,011,952	1,011,952
Deferred tax assets	985,706	990,958
Deposits and other assets	187,553	190,805

Total assets	$19,979,280	$17,998,762

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,546,111	$2,038,025
Accrued expenses	2,126,362	1,743,148
Accrued interest	23,379	28,784
Income taxes payable	-	69,614
Long-term debt – current portion	636,087	293,696
Long-term – related party – current portion	103,333	108,309
Finance lease obligations – current portion	215,863	166,571
Operating lease liabilities – current portion	299,763	465,813
Deferred revenue	3,130,282	2,475,583

Total current liabilities	9,081,180	7,389,543

Long-term debt net of current portion	795,211	463,602
Long-term – related party - net of current portion	-	103,333
Finance lease obligations net of current portion	455,056	186,284
Operating lease liabilities net of current portion	119,994	499,177

Total liabilities	10,451,441	8,641,939

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares, 5,136,177 and 5,136,177 shares issued and outstanding	52	52
Additional paid-in capital	10,384,817	9,951,142
Accumulated deficit	(857,030)	(594,371)

Total stockholders’ equity	9,527,839	9,356,823

Total liabilities and stockholders’ equity	$19,979,280	$17,998,762

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Software product, net	$2,482,488	$1,553,567	$7,875,531	$5,319,063
Service, net	8,434,671	8,556,087	24,703,545	25,899,268
Total revenues, net	10,917,159	10,109,654	32,579,076	31,218,331

Cost of revenues:
Product	1,597,220	888,258	4,808,072	3,023,830
Service	4,891,370	5,282,088	14,510,300	15,237,976
Total cost of revenues	6,488,590	6,170,346	19,318,372	18,261,806

Gross profit	4,428,569	3,939,308	13,260,704	12,956,525

Selling, general and administrative expenses:
Selling and marketing expenses	2,016,850	1,702,496	5,645,564	5,035,910
General and administrative expenses	2,244,622	2,251,467	6,956,744	6,779,662
Share-based compensation expenses	44,185	48,878	136,075	98,810
Depreciation and amortization expenses	240,522	226,765	738,893	635,264
Total selling, general and administrative expenses	4,546,179	4,229,606	13,477,276	12,549,646

(Loss) income from operations	(117,610)	(290,298)	(216,572)	406,879

Other expense:
Interest expense	(23,688)	(18,367)	(66,340)	(35,559)
Total other expense	(23,688)	(18,367)	(66,340)	(35,559)

(Loss) income before taxes	(141,298)	(308,665)	(282,912)	371,320

(Benefit) provision for income taxes	(7,061)	(68,636)	(20,253)	126,381

Net (loss) income	$(134,237)	$(240,029)	$(262,659)	$244,939
Net (loss) income per common share:
Basic	$(0.03)	$(0.05)	$(0.05)	$0.05
Diluted	$(0.03)	$(0.05)	$(0.05)	$0.05
Weighted average shares:
Basic	5,136,177	5,136,177	5,136,177	4,989,432
Diluted	5,136,177	5,136,177	5,136,177	4,991,631

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2022	-	$-	-	$-	5,136,177	$52	$10,043,032	$(722,793)	$9,320,291

Share-based compensation	-	-	-	-	-	-	44,185	-	44,185
Stock compensation issued for services	-	-	-	-	-	-	297,600	-	297,600
Net loss	-	-	-	-	-	-	-	(134,237)	(134,237)

Balance at September 30, 2022	-	$-	-	$-	5,136,177	$52	$10,384,817	$(857,030)	$9,527,839

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance at July 1, 2021	-	$-	-	$-	5,126,629	$52	$12,565,034	$25,031	$12,590,117

Share-based compensation	-	-	-	-	-	-	48,878	-	48,878
Issuance of common stock from a public offering, net of expenses	-	-	-	-	9,548	-	76,436	-	76,436
Cash dividend	-	-	-	-	-	-	(3,081,706)	-	(3,081,706)
Net loss	-	-	-	-	-	-	-	(240,029)	(240,029)

Balance at September 30, 2021	-	$-	-	$-	5,136,177	$52	$9,608,642	$(214,998)	$9,393,696

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	-	$-	-	$-	5,136,177	$52	$9,951,142	$(594,371)	$9,356,823

Share-based compensation	-	-	-	-	-	-	136,075	-	136,075
Stock compensation issued for services	-	-	-	-	-	-	297,600		297,600
Net loss	-	-	-	-	-	-	-	(262,659)	(262,659)

Balance at September 30, 2022	-	$-	-	$-	5,136,177	$52	$10,384,817	$(857,030)	$9,527,839

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	-	$-	-	$-	4,501,271	$46	$7,739,883	$(459,937)	$7,279,992

Issuance of common stock in exchange for convertible debt	-	-	-	-	166,606	2	670,755	-	670,757
Issuance of common stock from a public offering, net of expenses	-	-	-	-	468,300	4	4,180,900	-	4,180,904
Cash dividend	-	-	-	-	-	-	(3,081,706)	-	(3,081,706)
Share-based compensation	-	-	-	-	-	-	98,810	-	98,810
Net income	-	-	-	-	-	-	-	244,939	244,939

Balance at September 30, 2021	-	$-	-	$-	5,136,177	$52	$9,608,642	$(214,998)	$9,393,696

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(262,659)	$244,939
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred income taxes	5,252	142,245
Depreciation and amortization	291,720	248,540
Amortization of intangibles	569,864	388,024
Amortization of right of use assets	545,233	272,597
Bad debt expense	120,000	(50,000)
Share-based compensation	136,075	98,810

Changes in assets and liabilities:
Accounts receivable	(446,077)	665
Unbilled services	(102,067)	(137,450)
Deferred charges	(825,000)	-
Prepaid expenses and other current assets	239,633	(328,970)
Deposits and other assets	3,252	4,558
Accounts payable	508,086	(493,633)
Accrued expenses	383,214	231,293
Income tax payable	(69,614)	(235,000)
Accrued interest	(5,405)	1,612
Deferred revenues	581,028	161,011
Operating lease obligations	(545,233)	(272,597)
Net cash provided by operating activities	1,127,302	276,644

Cash flows from investing activities:
Purchase of property and equipment	(38,741)	(119,129)
Acquisition of assets	(150,000)	-
Acquisition of business	-	(145,703)
Net cash used in investing activities	(188,741)	(264,832)

Cash flows from financing activities:
Proceeds from issuance of stock, net of expenses	-	4,180,904
Payment of cash dividend	-	(3,081,706)
Payment of long-term debt	(344,309)	(288,532)
Payment of long-term convertible debt	-	(46,725)
Payment of finance lease obligations	(176,211)	(118,933)
Net cash (used in) provided by financing activities	(520,520)	645,008

Net increase in cash	418,041	656,820

Cash, beginning of period	6,814,117	6,595,416

Cash, end of period	$7,232,158	$7,252,236

Cash paid during period for:
Interest	$71,835	$38,437
Income taxes	$15,820	$219,136

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended September 30, 2022:

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

On September 29, 2022, the Company approved 120,000 shares of common stock in exchange for services. These shares have not been issued and, as such, only the value of the shares have been recorded to additional paid-in capital. The shares will be recorded when the shares have actually been issued.

For the nine months ended September 30, 2021:

On January 18, 2021, the Company incurred approximately $90,007 in financial lease obligations for purchases of equipment.

In February 2021, ISM converted the outstanding balance of the ISM Note in the amount of $479,112 into 119,004 shares of the Company’s common stock. At September 30, 2021 and December 31, 2020, the outstanding balances on the ISM Note were $-0- and $512,487 respectively (see Note 7).

In February 2021, Nellnube converted the outstanding balance of the Nellnube Note in the amount of $191,645 into 47,602 shares of the Company’s common stock. At September 30, 2021 and December 31, 2020, the outstanding balances on the Nellnube Note were $-0- and $204,995 respectively (see Note 7).

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

SilverSun Technologies, Inc. (“SilverSun”) through our wholly owned subsidiaries SWK Technologies, Inc. (“SWK”), Secure Cloud Services, Inc. (“SCS”) and Critical Cyber Defense Corp. (“CCD”) (together with SWK, SCS and SilverSun, the “Company”) is a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premises or in the “Cloud”. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Human Capital Management (“HCM”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, cybersecurity, application hosting, disaster recovery business continuity, cloud migration and other services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Arizona, Connecticut, Southern California, North Carolina, Washington, Oregon and Illinois.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. These results are not necessarily indicative of the results to be expected for the full year.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three and nine months ended September 30, 2022 and 2021.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three and nine months ended September 30, 2022 and 2021.

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

Components of revenue:

	For the Three Months Ending September 30,
	2022	2021
Software revenue	$2,482,487	$1,553,567
Professional consulting	3,173,270	3,270,331
Maintenance revenue	1,384,130	1,685,278
Ancillary service revenue	3,877,272	3,600,478
	$10,917,159	$10,109,654

	For the Nine Months Ending September 30,
	2022	2021
Software revenue	$7,875,530	$5,319,063
Professional consulting	9,623,776	10,080,532
Maintenance revenue	3,926,686	5,204,731
Ancillary service revenue	11,153,084	10,614,005
	$32,579,076	$31,218,331

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services that will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of September 30, 2022, there was $280,029 in deferred maintenance revenues, $540,222 in deferred support service revenues and $2,310,031 in deposits for future consulting services. As of December 31, 2021, there was $291,468 in deferred maintenance, $398,382 in deferred support services, and $1,785,733 in deposits for future consulting services.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2022 and December 31, 2021, as defined in ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying unaudited condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 for cash, accounts receivable, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments. Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

Deferred Charges

The Company defers expenses until such time that the expense is consumed and charged to expense at that time.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year. At September 30, 2022 and December 31, 2021, the Company had cash on deposit of $6,469,256 and $5,955,840, respectively, in excess of the federally insured limits of $250,000.

As of September 30, 2022, no one customer represented more than 10% of the total accounts receivable and unbilled services. As of December 31, 2021, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the nine months ended September 30, 2022 and 2021, the Company’s top ten customers accounted for 8% ($2,449,875) and 10% ($3,037,542), respectively, of total revenues. The Company does not rely on any one specific customer for any significant portion of its revenue.

For the nine months ended September 30, 2022 and 2021 purchases from one supplier through a “channel partner” agreement were approximately 14% and 14% of cost of revenues, respectively. The channel partner agreements are for a one-year term and automatically renew for an additional one-year term on the anniversary of the agreement’s effective date.

As of September 30, 2022, one supplier represented approximately 19% of total accounts payable. For the year ended December 31, 2021, one supplier represented approximately 24% of total accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash. As of September 30, 2022, the Company believes it has no significant risk related to its concentration of credit risk related to accounts receivable.

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

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There were no liabilities for uncertain tax positions at September 30, 2022 and December 31, 2021.

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

The Company’s current financial assets and liabilities approximate fair value due to their short-term nature and include cash, accounts receivable, accounts payable, and accrued liabilities. The carrying value of longer-term leases and debt obligations approximate fair value as their stated interest rates approximate the rates currently available. The Company’s goodwill and intangibles are measured at fair-value using Level 3 inputs at acquisition, as discussed in Note 5 and 10.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments,” which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For receivables, and other short-term financial instruments, companies will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination. ASU No. 2016-13 will be effective for the Company in the first quarter 2023. Early adoption of the new standard is permitted; however, Stabilis has not elected to early adopt the standard. We are currently evaluating the effect that the new standard will have on our consolidated financial statements, if any.

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

For the three and nine months ended September 30, 2022, the average market prices for the periods ended are less than the exercise price of all the outstanding stock options, therefore, the inclusion of the stock options would be anti-dilutive. In addition, for the three and nine months ended September 30, 2022, since the Company has a net loss, the effect of common stock equivalents is anti-dilutive, and, as such, common stock equivalents have been excluded from the calculation. For the nine months ended September 30, 2021, the average market prices for the periods ended are less than the exercise price of all the outstanding stock options, therefore, the inclusion of the stock options would be anti-dilutive. For the three months ended September 30, 2021, common stock equivalents have been excluded from the computation since the effect of common stock equivalents is anti-dilutive with respect to the loss.

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
Basic net loss per share computation:
Net loss	$(134,237)	$(240,029)
Weighted-average common shares outstanding	5,136,177	5,136,177
Basic net loss per share	$(0.03)	$(0.05)
Diluted net loss per share computation:
Net loss per above	$(134,237)	$(240,029)
Weighted-average common shares outstanding	5,136,177	5,136,177
Total adjusted weighted-average shares	5,136,177	5,136,177
Diluted net loss per share	$(0.03)	$(0.05)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Basic net loss per share computation:
Net loss	$(262,659)	$244,939
Weighted-average common shares outstanding	5,136,177	4,989,432
Basic net loss per share	$(0.05)	$0.05
Diluted net loss:
Net loss	$(262,659)	$244,939
Weighted-average common shares outstanding	5,136,177	4,989,432
Incremental shares for warrants	-	2,199
Total adjusted weighted-average shares	5,136,177	4,991,631
Diluted net loss per share	$(0.05)	$0.05

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on (loss) income per share.

	Three Months September 30, 2022	Three Months September 30, 2021
Stock options	158,420	96,990
Warrants	-	2,578
Total potential dilutive securities not included in (loss) income per share	158,420	99,568

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – NET INCOME (LOSS) PER COMMON SHARE (Continued)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on (loss) income per share.

	Nine Months September 30, 2022	Nine Months September 30, 2021
Stock options	158,420	96,990
Warrants	-	-
Total potential dilutive securities not included in (loss) income per share	158,420	96,990

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2022	December 31, 2021
Leasehold improvements	$165,701	$165,701
Equipment, furniture and fixtures	3,821,574	3,360,315
	3,987,275	3,526,016
Less: Accumulated depreciation and amortization	(3,180,835)	(2,889,115)

Property and equipment, net	$806,440	$636,901

Depreciation and amortization expense related to these assets for the three and nine months ended September 30, 2022 were $96,713 and $291,720, respectively, as compared to $90,921 and $248,540 for the three and nine months ended September 30, 2021.

Property and equipment under finance leases (included in Note 7) are summarized as follows:

	September 30, 2022	December 31, 2021
Equipment, furniture, and fixtures	$1,256,092	$833,574
Less: Accumulated amortization	(662,491)	(495,468)

Property and equipment, net	$593,601	$338,106

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS (Continued)

The components of intangible assets are as follows:

	September 30, 2022	December 31, 2021	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 –7
Intellectual property, customer list, and acquired contracts	7,871,283	6,237,612	5 –15
Total intangible assets	8,261,365	6,627,694
Less: accumulated amortization	(3,705,324)	(3,135,460)
	$4,556,041	$3,492,234

Amortization expense related to the above intangible assets for the three and nine months ended September 30, 2022 was $193,042 and $569,864, respectively, as compared to $132,285 and $388,024 for the three and nine months ended September 30, 2021.

The Company expects future amortization expense to be the following:

Amortization
Remainder of 2022	$180,974
2023	666,129
2024	666,129
2025	662,653
2026	651,451
2027	637,802
Thereafter	1,090,903

Total	$4,556,041

NOTE 6 – DEFERRED CHARGES

Deferred charges represent expenses related to the merger (see Note 15), and will be charged against the proceeds when the merger is consummated.

NOTE 7 –LONG-TERM AND RELATED PARTY DEBT

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an Asset Purchase Agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”). The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). In February 2021, ISM converted the outstanding balance of the ISM Note in the amount of $479,112 into 119,004 shares of the Company’s common stock. At September 30, 2022 and December 31, 2021, the outstanding balances on the ISM Note were $-0- and $-0-, respectively.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”). The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into conversion shares of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, the fixed conversion price. In February 2021, Nellnube converted the outstanding balance of the Nellnube Note loan in the amount of $191,645 into 47,602 shares of the Company’s common stock. At September 30, 2022 and December 31, 2021, the outstanding balances on the Nellnube Note were $-0- and $-0-, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 –LONG-TERM AND RELATED PARTY DEBT (Continued)

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”). This long-term debt is considered related party debt as a holder is a current employee of the Company. The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest were $4,984. At September 30, 2022 and December 31, 2021, the outstanding balances on the PIT Note were $-0- and $4,975, respectively.

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). This long-term debt is considered related party debt as a holder is a current employee of the Company. The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 had a term of one (1) year and was subject to downward adjustment based on whether certain revenue milestones are achieved. In July 2021, the Company waived its rights to any downward adjustments on these notes, and agreed to pay the full-face amount, plus interest, on those notes on the date of maturity. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 has a term of three (3) years and is not subject to a downward adjustment. On July 31, 2021, the Company paid Note 1 and accrued interest in the amount of $107,543. On August 4, 2022, the Company paid Note 2 and accrued interest in the amount of $111,924. At September 30, 2022 and December 31, 2021, the outstanding balances on the PT Notes were $103,333 and $206,666, respectively.

On October 1, 2020, SWK acquired certain assets of Computer Management Services, LLC, (“CMS”) pursuant to an Asset Purchase Agreement for cash of $410, clients’ deposits related to technical support in the amount of $50,115, prepaid time from clients in the amount of $67,073, and the issuance of a promissory note in the aggregate principal amount of $170,000 (the “CMS Note”) for a total of $287,598. The CMS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,869. At September 30, 2022 and December 31, 2021, the outstanding balances on the CMS Note were $62,568 and $105,097, respectively.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”). The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,031. At September 30, 2022 and December 31, 2021, the outstanding balances on the BSS Note were $152,101 and $185,820, respectively.

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”). The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $3,724. At September 30, 2022 and December 31, 2021, the outstanding balances on the CTS Note were $69,581 and $101,781, respectively.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”). The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $12,889. At September 30, 2022 and December 31, 2021, the outstanding balances on the PSI Note were $253,328 and $364,600, respectively.

On January 1, 2022, SWK acquired certain assets of Dynamic Tech Services, Inc. (“DTSI”) pursuant to an Asset Purchase Agreement for $500,000 cash and the issuance of a promissory note in the aggregate principal amount of $835,000 (the “DTSI Note”). The DTSI Note bears interest at a rate of three and one-quarter percent (3.25%) per annum. The principal amount of the Note is subject to a downward adjustment in the event the Company loses any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of DTS immediately prior to the Effective Date (the “DTS Customers”). Any such downward adjustment will be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from DTS Customers. In the event that subscription renewal revenue received from DTS Customers during the one-year period immediately following the Effective Date is less than 95% of the subscription renewal revenue received by DTS from DTS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note will be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances will the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). The Note will be amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, is due and payable on January 1, 2023, after the revised principal amount of the Buyer Note is determined and thereafter, payments will be made quarterly in twelve equal installments. At September 30, 2022, the outstanding balance on the DTSI Note was $835,000 (see Note 10).

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 –LONG-TERM AND RELATED PARTY DEBT (Continued)

On January 19, 2022, SWK acquired the customer list of NEO3, LLC (“NEO3”) pursuant to an Asset Purchase Agreement for the customer list for $150,000 cash and the issuance of a promissory note in the aggregate principal amount of $75,000 (the “NEO3 Note”). The NEO3 Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $2,148. At September 30, 2022 the outstanding balance on the NEO3 Note was $58,720.

Total long-term and related party debt balances at September 30, 2022 and December 31, 2021 were $1,534,631 and $968,940, respectively, of which $634,739 and $402,005 was classified as current portion at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, future payments of long-term debt are as follows:

Remainder of 2022	$80,136
2023	783,474
2024	360,093
2025	258,738
2026	52,190
Total	$1,534,631

NOTE 8 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying unaudited condensed consolidated balance sheets. The weighted average interest rate as of September 30, 2022 was 7.03% and the following weighted-average lease term:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term	3.61	2.10

At September 30, 2022 future payments under finance leases are as follows:

September 30, 2022
Remainder of 2022	$66,564
2023	252,977
2024	177,214
2025	115,608
2026	115,608
2027	48,171
Total minimum lease payments	776,142
Less amounts representing interest	(105,223)
Present value of net minimum lease payments	670,919
Less current portion	(215,863)
Long-term finance lease obligation	$455,056

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – OPERATING LEASE LIABILITY

The Company leases space in five different locations and also has an equipment lease rental with monthly payments ranging from $1,190 to $10,279 which expire at various dates through April 2024.

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

The Company's weighted average remaining lease term for operating leases as of September 30, 2022 is as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term	1.37	2.46

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2022:

Remainder 2022	$95,803
2023	277,881
2024	60,735
Total undiscounted future minimum lease payments	434,419
Less: Difference between undiscounted lease payments and discounted lease liabilities	(14,662)
Total operating lease liabilities	419,757
Less current portion	(299,763)
Long-term operating lease liabilities	$119,994

Total rent expense under operating leases for the three and nine months ended September 30, 2022 was $85,706 and $297,919, respectively, as compared to $125,635 and $444,858 for the three and nine months ended September 30, 2021, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY

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

On September 29, 2022, the Board of Directors approved the issuance of 120,000 of common stock in exchange for services at the fair market price of $2.48 per share, the closing price as of September 28, 2022. These shares have not been issued and, as such, only the value of the shares have been recorded to additional paid-in capital. The shares will be recorded when the shares have actually been issued.

Conversion of Convertible Debt

In February 2021, ISM converted the outstanding balance of the loan in the amount of $479,112 into 119,004 shares of the Company’s common stock (see Note 7).

In February 2021, Nellnube converted the outstanding balance of the loan in the amount of $191,645 into 47,602 shares of the Company’s common stock (see Note 7).

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (Continued)

Stock Repurchase Program

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock. Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended, or discontinued at any time. The Company expects to finance the program from existing cash resources. On November 5, 2021, the Board of Directors voted to increase the authorized amount of the buyback from $2 million to $5 million. As of September 30, 2022, no repurchases have been made.

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

There were no stock options granted for the nine months ended September 30, 2022.

A summary of the status of the Company’s stock option plans for the nine months ended September 30, 2022 and the year ended December 31, 2021 and changes during the periods are presented below (in number of options):

	Number of Options	Average Exercise Price

Outstanding options at January 1, 2021	-	$-
Options granted	171,620	6.268
Options canceled/forfeited	(6,000)	$6.530

Outstanding options at December 31, 2021	165,620	$6.256
Options granted	-	-
Options canceled/forfeited	(7,200)	$6.530

Outstanding options at September 30, 2022	158,420	$6.245

For the three and nine months ended September 30, 2022, the Company recorded share-based compensation expense of $44,185 and $136,075, respectively, as compared to $48,878 and $98,810 for the three and nine months ended September 30, 2021, respectively.

As of September 30,2022 and December 31, 2021, the unamortized compensation expense for stock options was $87,402 and $228,726, respectively. The unamortized balance at September 30, 2022 will be amortized over the next 6 months and 1.25 years for the balance at December 31, 2021.

Warrants

As of December 31, 2021, the Company had outstanding warrants outstanding to purchase 4,988 shares of the Company’s common stock at an exercise price of $4.01 per share. These warrants expired in March 2022.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – BUSINESS COMBINATIONS

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”). The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $3,724. At September 30, 2022, the outstanding balances on the CTS Note was $69,581. The purchase price has been allocated to customer list with an estimated life of seven years.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”). The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. At September 30, 2022, the outstanding balance on the PSI Note was $253,228. The allocation of the purchase price to customer list with an estimated life of seven years which is deductible for tax purposes, has been based on an independent valuation. The valuation showed an increase of $71,359 above the purchase price, which was recorded as a gain on bargain purchase in the consolidated statement of operations as the independent valuation exceeded the purchase price.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – BUSINESS COMBINATIONS (Continued)

The following summarizes the purchase price allocation for the current and prior year acquisitions:

	2021 Purchase CTS	2021 Purchase PSI	2022 Purchase DTS (Preliminary)

Cash consideration	$-	$145,703	$500,000
Note payable	130,000	450,000	835,000
Total purchase price	$130,000	$595,703	$1,335,000

Customer list	$130,000	$695,641	$1,335,000
Total assets acquired	130,000	695,641	1,335,000

Deferred revenue	-	(99,938)	-
Contingent liability	-	-	-
Operating lease liability	-	-	-
Net assets acquired	$130,000	$595,703	$1,335,000

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions of CT-Solution, Inc. (“CTS”), acquired April 1, 2021, PeopleSense, Inc. (“PSI), acquired May 1, 2021, and DTS, acquired January 1, 2022 occurred on January 1, 2021, nor is the financial information indicative of the results of future operations. The following table represents the unaudited condensed consolidated pro forma results of operations for the three and nine months ended September 30, 2021 as if the acquisitions occurred on January 1, 2021. For the three and nine months ended September 30, 2021, operating expenses have been increased for the amortization expense of expected definite lived intangible assets and interest on the notes payable.

	(Unaudited)	(Unaudited)
Pro Forma	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net revenues	$10,575,425	$32,939,771
Cost of revenues	6,473,348	19,195,995
Operating expenses	4,339,937	13,065,690
(Loss) income before taxes	(237,860)	678,086
Net (loss) income	(189,049)	468,256
Basic and diluted income per common share	$(0.04)	$0.09

The Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 include the actual results of CTS, PSI and DTS, and as such, pro forma results are not required.

The Company’s unaudited condensed consolidated financial statements for the three months ended September 30, 2021 include the actual results of CTS and PSI, and as such, pro forma results are not required. For the three months ended September 30, 2021, there is $47,679 of estimated amortization expense and $6,785 of estimated interest expense included in the pro-forma results for DTS. For the nine months ended September 30, 2021, there is $4,644 of estimated amortization expense and $631 of estimated interest expense included in the pro-forma results for CTS, $36,254 of estimated amortization expense and $2,966 of estimated interest expense included in the pro-forma results for PSI, and $143,037 of estimated amortization expense and $20,354 of estimated interest expense included in the pro-forma results for DTS.

For the three months ended September 30, 2022, the CTI, PSI and DTS operations had a net income before taxes of $87,533 which represented three months of operations for CTI, PSI and DTS that were included in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended September 30, 2022. This consisted of approximately $590,156 in revenues, $331,438 in cost of revenues and $171,165 in expenses. For the nine months ended September 30, 2022, the CTI, PSI and DTS operations had a net income before taxes of $320,697 which represented nine months of operations for CTI, PSI and DTS that were included in the Company’s Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2022. This consisted of approximately $1,945,123 in revenues, $1,087,419 in cost of revenues and $537,007 in expenses.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – INCOME TAXES

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

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,500,000 as of September 30, 2022, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and a portion begin to expire in the year 2025 to 2033.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and depreciation, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $986,000 and $991,000 in deferred tax assets at September 30, 2022 and December 31, 2021, respectively.

For the three and nine months ended September 30, 2022, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. For the three months ended September 30, 2022, the Company recorded tax a benefit of $7,061 as compared to a tax benefit of $68,636 for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the Company recorded a tax benefit of $20,253 as compared to a tax provision of $126,381 for the nine months ended September 30, 2021.

NOTE 13 – RELATED PARTY TRANSACTIONS

At September 30, 2022 and December 31, 2021, certain long-term debt is considered related party liabilities as holders, including Prairie Tech and Partners in Technology, are current employees of the Company. As of September 30, 2022 and December 31, 2021, the outstanding balances of this debt were $103,333 and $211,642, respectively.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – MERGER

On September 29, 2022, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Rhodium Enterprises, Inc. (“Rhodium”), an industrial-scale digital asset technology company utilizing proprietary technologies to mine bitcoin.

Under the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both SilverSun and Rhodium, upon the consummation of the business combination, the Company will receive $10 million in cash and will retain 3.2% equity in SilverSun upon consummation of the merger. Each holder of an outstanding share of SilverSun common stock will receive:

●	A cash dividend of at least $1.50 per share, which equates to approximately $8.5 million in the aggregate;
●

A stock dividend of one share of SilverSun Technologies Holdings, Inc. ("HoldCo"), a recently formed subsidiary of SilverSun. HoldCo's sole assets are its 100% ownership of SWK and SCS (together the "Subsidiaries"), which Subsidiaries accounted for the large majority of SilverSun's revenue in 2021. It is expected that the capital structure of HoldCo will roughly approximate the current capital structure of SilverSun;

●

Following the consummation of the business combination, the business of the Subsidiaries will continue to be operated consistent with past practices. The current management and Board of Directors of SilverSun, including Mark Meller, the Chief Executive Officer of both SilverSun and SWK, will continue in their current roles at both HoldCo and the Subsidiaries. HoldCo will apply for public listing and the shares distributed in the stock dividend will be registered pursuant to a Form 10 that will be filed by HoldCo with the SEC (subject to regulatory and exchange regulations and approvals); and

●

The shares of SilverSun's common stock to be retained by the current SilverSun stockholders following the consummation of the business combination will collectively represent approximately 3.2% of SilverSun's pro forma common equity ownership.

The proposed business combination is expected to close by year-end of 2022, subject to the receipt of any applicable regulatory approvals, the approval of SilverSun's and Rhodium's respective stockholders, and other customary closing conditions.

The Merger Agreement may be terminated, whether before or after obtaining the requisite vote of SilverSun shareholders, by mutual written consent of SilverSun and Rhodium.

The Merger Agreement may be terminated, and the transactions abandoned, by either SilverSun or Rhodium at any time before the First Effective Time (Merger Sub I shall be merged with and into Rhodium), by written notice from one to the other if (i) the Closing has not occurred on or before March 31, 2023 (the “Termination Date”), except that the right to terminate the Merger Agreement for this reason is not available to any party who is then in material breach of the Merger Agreement; (ii) the requisite vote of SilverSun shareholders has not been obtained by reason of the failure to obtain the required vote at the SilverSun Shareholders’ Meeting (or any adjournment or postponement of such meeting) duly convened for such purpose, except that the right to terminate the Merger Agreement for this reason shall not be available to SilverSun where the failure to obtain the requisite vote has been caused by the action or failure to act of any of the SilverSun Entities or such action or failure to act constitutes a material breach by any of the SilverSun Entities of the Merger Agreement; or (iii) any law or order is enacted, issued, promulgated or entered by a governmental authority of competent jurisdiction (including Nasdaq) that permanently enjoins, or otherwise prohibits the consummation of the transactions, and (in the case of any order) such order has become final and non-appealable.

The Merger Agreement may be terminated, and the transactions abandoned, by SilverSun at any time before the First Effective Time, if (i) Rhodium breaches any of its representations, warranties, covenants or agreements contained in the Merger Agreement, which breach (a) would give rise to the failure to satisfy the general closing conditions or the closing conditions to the obligations of SilverSun at the Closing and (b) such breach cannot be cured by the Termination Date, or, if curable, has not been cured by Rhodium within the earlier of (A) 30 days after Rhodium’s receipt of written notice of such breach from SilverSun and (B) three business days prior to the Termination Date, subject to certain conditions; or (ii) all of the general closing conditions and the closing conditions to the obligations of Rhodium at the Closing have been satisfied (other than any condition the failure of which to be satisfied has been principally caused by the breach of the Merger Agreement by Rhodium or any of its affiliates and conditions that, by their nature, are to be satisfied at Closing and which are, at the time of termination, capable of being satisfied) and Rhodium has failed to fulfill its obligations and agreements contained in the Merger Agreement to consummate the Closing within three business days following written notice of such satisfaction from SilverSun and SilverSun is ready, willing and able to consummate the Closing.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – MERGER (Continued)

If the Merger Agreement is validly terminated pursuant to the termination section of the Merger Agreement, except as provided below, it shall become void and of no further force and effect, with no liability (except as provided below) on the part of any party (or any stockholder, affiliate or representative of such party), except that, if such termination results from (a) fraud or (b) the willful and material (i) failure of any party to perform its covenants, obligations or agreements contained in the Merger Agreement or (ii) breach by any party of its representations or warranties contained in the Merger Agreement, then such party shall be liable for any damages incurred or suffered by the other parties as a result of such failure or breach.

SilverSun shall pay, or cause to be paid, to Rhodium (or its designee(s)) by wire transfer of immediately available funds an amount equal to $5,000,000, if the Merger Agreement is terminated by Rhodium pursuant to the unilateral termination provisions in favor Rhodium described above.

Rhodium shall pay, or cause to be paid, to SilverSun (or its designee(s)) by wire transfer of immediately available funds an amount equal to $5,000,000, if the Merger Agreement is terminated by SilverSun pursuant to the unilateral termination provisions in favor of SilverSun described above.

NOTE 16 – SUBSEQUENT EVENTS

On November 1, 2022, the Company filed its Form 10 with the SEC to register the Company’s securities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021.

Our strategy is to grow our business through a combination of intra-company growth of our software applications, technology solutions and managed services, as well as expansion through acquisitions. We have established a national presence via our internal marketing, sales programs, and acquisitions and now have ERP customers throughout most of the United States. To remain competitive and continue to grow, we continue to invest resources in our product development, marketing, and sales capabilities, and we expect to continue to do so in the future. During the nine months ended September 30, 2022 the Company continued to expand its customer base, which we believe provides a basis for future growth. Revenues increased 4.4% to $32.6 million for the nine months ended September 30, 2022 as compared to $31.2 million for the period in 2021, despite the current economic conditions, as we continue to grow our customer base.

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

For the nine months ended September 30, 2022, inflation has impacted the Company’s profitability, as it has resulted in increased costs necessary to recruit and retain personnel. As the Company returns back to its pre-Covid marketing and trade show schedules, the higher costs of travel and meals will also have a negative impact on the Company’s profitability.

On September 29, 2022, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Rhodium Enterprises, Inc. (“Rhodium”), an industrial-scale digital asset technology company utilizing proprietary technologies to mine bitcoin (see above). For further information please read the Form 8-K filed with the SEC on October 3, 2022 and the Form S-4, the Registration Statement, which provides information regarding the merger.

Revenues

For the three months ended September 30, 2022, revenues increased $807,505 (8.0)% to $10,917,159 as compared to $10,109,654 for the three months ended September 30, 2021. This increase is mostly attributed to an increase in software sales, offset partially by a decrease in service revenues.

For the nine months ended September 30, 2022, revenues increased $1,360,745 (4.4%) to $32,579,076 as compared to $31,218,331 for the nine months ended September 30, 2021, respectively. This increase is mostly attributed to an increase in software sales, offset partially by a decrease in service revenues.

Software sales increased $928,921 (59.8%) and $2,556,468 (48.1%) to $2,482,488 and $7,875,531 for the three and nine months ended September 30, 2022, respectively, as compared to $1,553,567 and $5,319,063 for the three and nine months ended September 30, 2021, respectively, primarily as a result of an increase in our ERP software sales.

Service revenue decreased $121,416 (1.4%) and $1,195,723 (4.6%) to $8,434,671 and $24,703,545 for the three and nine months ended September 30, 2022, respectively, as compared to $8,556,087 and $25,899,268 for the three and nine months ended September 30, 2021, respectively. These decreases are mainly attributed to lower maintenance revenues and lower consulting revenues, primarily because of project delays as a result of staffing and training, and postponements on the part of our customers as a result of challenges within their own businesses, including employee retention and general economic conditions impacting their organizations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (Continued).

Gross profit

Gross profit for the three and nine months ended September 30, 2022 increased $489,261 (12.4%) and $304,179 (2.3%) to $4,428,569 and $13,260,704, respectively, as compared to $3,939,308 and $12,956,525 for the three and nine months ended September 30, 2021, respectively. For the three months ended September 30, 2022, the overall gross profit percentage was 40.6% as compared to 39.0% for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the overall gross profit percentage was 40.7% as compared to 41.5% for the nine months ended September 30, 2021.

The gross profit attributed to software sales increased $219,959 (33.1%) and $772,226 (33.6%) to $885,268 and $3,067,459 for the three and nine ended September 30, 2022 as compared to $665,309 and $2,295,233 for the three and nine months ended September 30, 2021, due mostly to the increased volume of software sold.

The gross profit attributed to services increased $269,302 (8.2%) to $3,543,301 for the three months ended September as compared to $3,273,999 for the three months ended September 30, 2021. This increase is attributed to revenue increases in managed services and application hosting and an increase in commission revenue for the period. This was partially offset by lower gross profit for professional consulting, which is a result of lower revenue and costs associated with project delays caused by staffing and training issues, and the learning curve of new employees, who were hired to accommodate our growth. In addition, we have experienced project delays and postponements on the part of our customers because of challenges within their own businesses, including employee retention and general economic conditions impacting their organizations.

The gross profit attributed to services decreased $468,047 (4.4%) to $10,193,245 for the nine months ended September 30, 2022 as compared to $10,661,292 for the nine months ended September 30, 2021. This decrease is mostly due to higher costs associated with increasing pay and benefits to employees to retain and recruit their services and to address inflationary pressures in the overall economy, plus the training of new employees, who were hired to accommodate our growth, and who are not as yet as billable as our more experienced team.

Operating expenses

Selling and marketing expenses increased $314,354 (18.5%) and $609,654 (12.1%) to $2,016,850 and $5,645,564 for the three and nine months ended September 30, 2022 as compared to $1,702,496 and $5,035,910 for the three and nine months ended September 30, 2021. This increase is primarily due to increased travel and entertainment expenses associated with attendance with trade shows and conferences, increased commission expenses as a result of increased software sales, which should benefit our professional consulting area in future months plus outside sales expenses. This was partially offset by lower advertising expenses and sponsorship fees received for our conferences that help offset the costs.

General and administrative expenses decreased $6,845 (0.3%) to $2,244,622 for the three months ended September 30, 2022 as compared to $2,251,467 for the three months ended September 30, 2021. This decrease is a result of payroll and payroll-related expenses and departmental changes for various employees which involved moving their compensation between cost of revenues and administrative expenses as well as a lower rent, professional fees, license fees and credit card charges, mostly offset by higher recruitment costs, outside services fees, bad debt expense and excise taxes.

General and administrative expenses increased $177,082 (2.6%) to $6,956,744 for the nine months ended September 30, 2022 as compared to $6,779,662 for the nine months ended September 30, 2021. This increase is a result of several factors, including an increase in state excise taxes, bad debt expense and dues and subscriptions, such increases partially offset by lower rent expenses.

Share-based compensation decreased $4,693 to $44,185 for the three months ended September 30, 2022 as compared to $48,878 for the three months ended September 30, 2021. Share-based compensation increased $37,265 to $136,075 for the nine months ended September 30, 2022 as compared to $98,810 for the nine months ended September 30, 2021. The increase is due to the issuance of stock options at the end of March 2021.

Depreciation and amortization expense increased $13,757 and $103,629 to $240,522 and $738,893 for the three and nine months ended September 30, 2022 as compared to $226,765 and $635,264 for the three and months ended September 30, 2021. This increase is primarily due to the additional amortization of intangible assets related to the new acquisitions and increased depreciation related to equipment purchases over the last 12 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

(Loss) income from operations

As a result of the above, for the three months ended September 30, 2022, the Company had a loss from operations of $117,610 as compared to a loss from operations of $290,298 for the three months ended September 30, 2021. As a result of the above, for the nine months ended September 30, 2022, the Company had a loss from operations of $216,572 as compared to income from operations of $406,879 for the nine months ended September 30, 2021.

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

At September 30, 2022, future payments of long-term debt are as follows:

Remainder of 2022	$80,136
2023	783,474
2024	360,093
2025	258,738
2026	52,190
Total	$1,534,631

The Company’s working capital was $2,930,651 at September 30, 2022 and cash on hand at September 30, 2022 was $7,232,158.

During the nine months ended September 30, 2022, the Company had a net increase in cash of $418,041. The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities:

Operating activities for the nine months ended September 30, 2022 provided cash of $1,127,302 as compared to providing cash of $276,644 for the same period in 2021. This increase in cash provided by operating activities is primarily due to the increase in deferred revenue, accounts payable and improvement from cash from operations, excluding the non-cash items, such as depreciation, amortization, share-based compensation and bad debt expense, offset partially by the increases in accounts payable and deferred charges.

Cash used in investing activities:

Investing activities for the nine months ended September 30, 2022 used cash of $188,741 as compared to using $264,832 cash for the same period in 2021, primarily as a result of lower purchases of property and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Liquidity and Capital Resources (continued)

Cash (used in) provided by financing activities:

Financing activities for the nine months ended September 30, 2022 used cash of $520,520 as compared to providing cash in the amount of $645,008 for the same period in 2021. The decrease in cash provided is attributed to the fact that the Company received no proceeds from the sale of common stock for the nine months ended September 30, 2022, whereas it received net proceeds from the sale of common stock under its Registration Statement on Form S-3 and the previously disclosed At Market Issuance Sales Agreement with a sales agent during the nine months ended September 30, 2021. The cash received from the sale of stock was offset mostly by the payment of a cash dividend in 2021.

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

For the nine months ended September 30, 2022, inflation has impacted the Company’s profitability, as it has resulted in increased costs necessary to recruit and retain personnel. As the Company returns back to its pre-Covid marketing and trade show schedules, the higher costs of travel and meals will also have a negative impact on the Company’s profitability.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2022 or for fiscal 2021, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2022.

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

10.4	Agreement and Plan of Merger, dated September 29, 2022, by and among SilverSun Technologies, Inc., SilverSun Acquisition Corp., SilverSun Acquisition LLC and Rhodium Enterprises, Inc. (incorporated by reference to Exhibit 2.1 on that Form 8-K current report filed with the SEC on October 3, 2022).
10.5	Form of Separation and Distribution Agreement by and among SilverSun Technologies, Inc. and SWK Technologies, Inc. (incorporated by reference to Exhibit 10.1 on that Form 8-K current report filed with the SEC on October 3, 2022).
10.6	Voting and Support Agreement of SilverSun Technologies, Inc., dated September 29, 2022. (incorporated by reference to Exhibit 10.2 on that Form 8-K current report filed with the SEC on October 3, 2022).
10.7	Voting and Support Agreement of Rhodium Enterprises, Inc., dated September 29, 2022. (incorporated by reference to Exhibit 10.3 on that Form 8-K current report filed with the SEC on October 3, 2022).
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SILVERSUN TECHNOLOGIES, INC.

Dated: November 14, 2022	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Dated: November 14, 2022	By:	/s/ Joseph P. Macaluso
Joseph P. Macaluso
Principal Financial Officer and Principal Accounting Officer