Form 10-K
period 2022-12-31
SilverSun Technologies, Inc.
filed 2023-02-28
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022 based on a closing price of $2.71 was $8,793,622.

As of February 27, 2023, the registrant had 5,256,177 shares of its common stock, par value $0.00001 per share, outstanding.

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

As a business application, technology and consulting company, we provide strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premise or in the cloud. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Human Capital Management (“HCM”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated Information Technology (“IT”) managed services practice that provides cybersecurity, application hosting, disaster recovery, business continuity, cloud and other services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Arizona, Connecticut, Southern California, North Carolina, Washington, Oregon and Illinois.

Our core business is divided into the following practice areas:

ERP (Enterprise Resource Management) and Accounting Software

We are a value-added reseller for a number of industry-leading ERP applications. We are a Sage Software Authorized Business Partner and Sage Certified Gold Development Partner. We believe we are among the largest Sage partners in North America, with a sales and implementation presence complemented by a scalable software development practice for customizations and enhancements. Due to the growing demand for cloud-based ERP solutions, we also have in our ERP portfolio Acumatica, a browser-based ERP solution that can be offered on premise, in the public cloud, or in a private cloud, and Sage Intacct, a cloud-based ERP software solution. We develop and resell a variety of add-on solutions to all our ERP and accounting packages that help customize the installation to our customers’ needs and streamline their operations.

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

Our Growth Strategy

General

Our strategy is to grow our business through a combination of organic growth of our software applications, technology solutions and managed services, as well as expansion through acquisitions. We have established a national presence via our internal marketing, sales programs, and acquisitions and now have ERP customers throughout most of the United States.

Organic Growth

Our organic growth strategy is to increase our market penetration and client retention through the upgrade of, and expanded sales efforts with our existing products and managed services and development of new and enhanced software and technology solutions. Our client retention is sustained by our providing responsive, ongoing software and technical support and monitoring and maintenance services for both the solutions we sell and other client technology needs we provide.

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

We believe our markets contain a number of attractive acquisition candidates. We foresee expanding through acquisitions of one or more of the following types of software and technology organizations:

Managed Service Providers (“MSPs”). MSPs provide their small and medium-sized business clients with a suite of services, which may include application hosting, cybersecurity, disaster recovery, business continuity, data back-up, and the like. There are hundreds of providers of such services in the U.S., most with annual recurring revenue of less than $10 million. We believe that we may be able to consolidate a number of these MSPs with our existing operation in an effort to become one of the more significant providers of these services in the U.S.

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

On April 1, 2021, SWK Technologies, Inc. (“SWK”) acquired certain assets of CT-Solution, Inc. (“CTS”), a leading Indianapolis-based reseller of Sage Software solutions. Over the last 20 years, CTS has implemented technology applications at prominent manufacturers, distributors, and professional service organizations throughout the Midwest.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”), a leading Chicago-based reseller of Sage Software's human resource management solutions. Over the last 18 years, PSI has implemented HCM solutions to clientele spanning over half of the United States, Canada, Puerto Rico and the U.S. Virgin Islands.

On January 1, 2022, the Company entered into an Asset Purchase Agreement with Dynamic Tech Services, Inc (“DTS”), a Georgia corporation pursuant to which SWK acquired from DTS certain assets related to the component of DTS’ operations devoted to selling and supporting Acumatica Enterprise Resource Planning solutions.

On January 22, 2022, the Company entered into an agreement to acquire certain assets of NEO3, LLC (“NEO3”), an Ohio-based company related to its Sage 100 and Acumatica operations.

Enterprise Resource Planning Software Strategy

Our ERP software strategy is focused on serving the needs of our expansive installed base of customers for our Sage 100, Sage 500, and Sage BusinessWorks practices, while rapidly growing the number of customers using Acumatica. We currently have approximately 8,000 active ERP customers using one of these solutions, including customers using certain add-on support products to these solutions. In the past, we had focused primarily on on-premise mid-market Sage Software solutions. However, we now focus primarily on cloud ERP solutions. This has allowed us to increase our average deal size and to keep pace with the changing trends that we see in the industry.

Managed Services Strategy

The IT Managed Services market is broadly segmented by types of services, including managed datacenter, managed network, managed mobility, managed infrastructure, managed communications, managed information, managed security and other managed services. In addition, the market is segmented by market verticals, such as public sector, banking, financial services and insurance, education, retail, contact centers and service industries, high tech and telecommunications, healthcare and pharmaceuticals, travel and logistics, manufacturing, energy and utilities among others.

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

The Company resells ERP software published by Sage Software, including Sage Intacct, Acumatica and other providers for the financial accounting requirements of small- and medium-sized businesses focused on manufacturing, distribution, and professional services, and the delivery of related services from the sales of these products, including installation, implementation, support and training. The programs perform and support a wide variety of functions related to accounting, including financial reporting, accounts payable and accounts receivable, and inventory management.

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

Warehouse Management Systems

We are resellers of warehouse management software for mid-market distributors. The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions. Directed picking, directed replenishment, and directed put-away are the key to WMS. The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However, the basic WMS will use a combination of item, location, quantity, unit of measure, and order information to determine where to stock, where to pick, and in what sequence to perform these operations.

The WMS software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. Accellos also works as part of a complete operational solution by integrating seamlessly with radio frequency hardware, accounting software, shipping systems and warehouse automation equipment.

We market WMS solutions to both our new and existing medium-sized business customers.

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

Cybersecurity

We provide enterprise level security services to the mid-market. Our cybersecurity-as-a-service offering includes a security operations center, incident response, cybersecurity assessments, penetration testing, and hacking simulations. The service is particularly well-suited for customers in compliance-driven and regulated industries, including financial services, pension administration, insurance, and the land and title sector.

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

For the years ended December 31, 2022 and 2021, purchases from one supplier through a “channel partner” agreement were approximately 15% and 13% respectively. This channel partner agreement is for a one-year term and automatically renews for an additional one-year term on the anniversary of the agreements effective date. Generally, the Company does not rely on any one specific supplier for all its purchases and maintains relationships with other suppliers that could replace its existing supplier should the need arise.

Customers

We market our products primarily throughout North America. For the years ended December 31, 2022 and 2021, the top ten customers accounted for 7% ($3,147,258) and 9% ($3,644,319), respectively, of total revenues. Generally, we do not rely on any one specific customer for any significant portion of our revenue base. No single customer accounted for ten percent or more of our consolidated revenues base.

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

Human Capital

As of February 6, 2022, we had approximately 172 full time employees with 45 of our employees engaged in sales and marketing activities, 97 employees are engaged in service fulfillment, and 30 employees performing administrative functions.

Human capital management is critical to our ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, engaged in purpose-driven, meaningful work and have opportunities for growth and development. We are committed to creating and maintaining a work environment in which employees are treated with respect and dignity. We value our diverse employees and provide career and professional development opportunities that foster the success of our company. An effective approach to human capital management requires that we invest in talent, development, culture and employee engagement. We aim to create an environment where our employees are encouraged to make positive contributions and fulfill their potential. We emphasize our core values of innovation, encouragement, motivation, and curiosity with our employees to instill our culture and create an environment of growth and positivity.

Our future success depends in significant part upon the continued services of our key sales, technical, and senior management personnel and our ability to attract and retain highly qualified sales, technical, and managerial personnel. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage.

Our Corporate History

We were incorporated on October 3, 2002, as a wholly owned subsidiary of iVoice, Inc. (“iVoice”). On September 5, 2005, we changed our corporate name to Trey Resources, Inc. On February 11, 2004, the Company was spun off from iVoice and became an independent publicly traded company. In March 2004, Trey Resources, Inc. began trading on the OTCBB under the symbol TYRIA.OB. In June 2011, we changed our name to SilverSun Technologies, Inc., trading under the symbol SSNT.

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

In June 2012, SWK acquired selected assets and obligations of Hightower, Inc., a Chicago-based reseller of Sage software applications. In addition to the strategic geographic benefits that this acquisition brought to SWK, there was also a substantial suite of proprietary enhancement software solutions.

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

On July 6, 2015 SWK entered into an Asset Purchase Agreement with ProductiveTech, Inc. (“PTI”), a New Jersey managed IT service provider.corporation. In addition to the strategic geographic benefits of this acquisition, it has provided additional revenues from the approximately 85 additional customers.

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

On January 1, 2019, SWK entered into an Asset Purchase Agreement with Partners in Technology, Inc.(“PIT”), an Illinois based reseller of Sage Software. In addition to the strategic geographic benefits of this acquisition, it has provided additional revenues from the approximately 170 additional customers.

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

Recent Events – Rhodium Merger Agreement

On September 29, 2022, SilverSun Technologies, Inc., a Delaware corporation (“SilverSun” or the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Rhodium Enterprises Acquisition Corp., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub I”), Rhodium Enterprises Acquisition LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company (“Merger Sub II”), and Rhodium Enterprises, Inc., a Delaware corporation (“Rhodium”). Upon the terms and subject to the conditions set forth in the Merger Agreement, among other things, (i) Merger Sub I shall be merged with and into Rhodium (the “First Merger”) in accordance with Delaware General Corporation Law (the “DGCL”). As a result of the First Merger, Merger Sub I shall cease to exist, and Rhodium shall continue as the surviving corporation of the First Merger (the “First Surviving Company”), and (ii) immediately following the First Merger, Rhodium shall be merged with and into Merger Sub II (the “Second Merger” and together with the First Merger, the “Mergers”) in accordance with the DGCL and the Delaware Limited Liability Company Act (“DLLCA”). As a result of the Second Merger, Rhodium shall cease to exist, and Merger Sub II shall continue as the surviving company of the Second Merger (the “Surviving Company”) and as a direct, wholly owned subsidiary of SilverSun which will operate the pre-Merger business of Rhodium through its management of Rhodium Technologies LLC, a Delaware limited liability company (“Technologies”).

Upon consummation of the Mergers, SilverSun will be structured as an umbrella partnership C-corporation and will have two classes of common stock outstanding, the SilverSun Class A common stock and the SilverSun Class B common stock. The holders of shares of SilverSun Class A common stock and Class B common stock will be entitled to one vote for each share of Class A common stock and Class B common stock, respectively, held of record on all matters on which stockholders are entitled to vote generally. The SilverSun legacy stockholders and option holders (collectively, the “SilverSun Legacy Stockholders”) will retain approximately 6.22% of the outstanding SilverSun Class A common stock (on a fully diluted basis) which, following the Mergers will be approximately 3.2% of the outstanding SilverSun common stock. The Rhodium legacy stockholders and equity holders (collectively, the “Rhodium Legacy Stockholders”) will receive approximately 93.78% of the SilverSun Class A common stock (on a fully diluted basis) which, following the Mergers, will be approximately 96.8% of the SilverSun common stock. Imperium Investment Holdings LLC, a Wyoming limited liability company and the existing holder of 100% of Rhodium Class B common stock will hold 100% of the SilverSun Class B common stock following the consummation of the Mergers representing approximately 49% of the voting power of the combined company. Upon consummation of the Mergers, SilverSun will become the managing member of Technologies. The parties to the Merger Agreement have agreed that for all purposes of the Merger Agreement: (i) the agreed pro forma net equity value of SilverSun after giving effect to the Mergers is $671,875,172 (the “Pro Forma Valuation”), (ii) based on such Pro Forma Valuation, the agreed value of the consideration to be received by the Rhodium Legacy Stockholders is $650,375,000 (the “Rhodium Valuation”) and the agreed value attributable to the SilverSun Legacy Stockholders is $21,500,172, and (iii) the holders of Rhodium’s simple agreements for future equity (“Rhodium SAFEs”) outstanding immediately prior to the First Effective Time shall receive SilverSun Class A common stock at the effective time of the First Merger based on the Rhodium Valuation. Following the Mergers, SilverSun’s Class A common stock shall be listed on The Nasdaq Stock Market LLC (“Nasdaq”) and SilverSun shall be renamed Rhodium Enterprises, Inc.

In connection with the Mergers and pursuant to the terms of the Merger Agreement:

• subject to stockholder approval, SilverSun will, prior to the effective time of the First Merger, file an Amended and Restated Certificate of Incorporation to, among other things, change its name to “Rhodium Enterprises, Inc.” or such other name agreed to by Rhodium and SilverSun, set forth the number of authorized shares of SilverSun Class A common stock and SilverSun Class B common stock and set forth the rights and preferences of such shares of SilverSun Class A common stock and SilverSun Class B common stock, remove provisions that are no longer applicable following the completion of the Mergers, cancel the designation of the Series A Preferred Stock, par value $0.001 per share, and effect, at the discretion of the SilverSun Board, a reverse stock split at a ratio to be determined (the “Reverse Stock Split”);

• prior to the effective time of the Second Merger and immediately following the Reverse Stock Split, by virtue of filing the Amended and Restated Certificate of Incorporation and without any additional action on the part of any SilverSun entity, Rhodium or the holders of any securities of SilverSun or Rhodium, including holders of SilverSun common stock, each share of SilverSun common stock issued and outstanding immediately prior to the filing of the Amended and Restated Certificate of Incorporation will be automatically be converted into one validly issued, fully paid and nonassessable share of SilverSun Class A common stock;

• at the effective time of the First Merger, by virtue of the First Merger, each share of Rhodium Class A common stock issued and outstanding immediately prior to the effective time of the First Merger (other than any dissenting shares or the Excluded Rhodium Shares (as such term is defined below)) will automatically be converted into the right to receive a number of shares of SilverSun Class A common stock equal to the Rhodium Class A Exchange Ratio (as such term is defined in the Merger Agreement);

• each share of Rhodium Class B common stock issued and outstanding immediately prior to the effective time of the First Merger (other than any dissenting shares or the Excluded Rhodium Shares) will automatically be converted into the right to receive a number of shares of SilverSun Class B common stock equal to the Rhodium Class B Exchange Ratio (as such term is defined in the Merger Agreement);

• each Rhodium warrant that is outstanding and unexercised as of immediately prior to the First Effective Time will be converted into and become a warrant to purchase SilverSun Class A common stock and SilverSun will assume each such Rhodium warrant in accordance with its terms;

• each holder of a Rhodium Simple Agreement for Future Equity (“SAFE”) that is outstanding as of immediately prior to the effective time of the First Merger will, at the closing, receive a certain number of validly issued, fully paid and nonassessable shares of SilverSun Class A common stock equal to the Purchase Amount (as such term is defined in the Merger Agreement) divided by the per share price implied by the Rhodium Valuation (as such term is defined in the Merger Agreement);

• each share of Rhodium common stock held in the treasury of Rhodium, owned by Rhodium or any of its direct or indirect wholly owned subsidiaries or by SilverSun or any of its affiliates at the effective time of the First Merger (collectively, the “Excluded Rhodium Shares”) if any, will be cancelled automatically and will cease to exist, and no consideration will be paid for those Excluded Rhodium Shares;

• each Rhodium restricted stock unit (“RSU”) that is a vested will, as of the effective time of the First Merger , be automatically cancelled without any action on the part of any holder thereof in consideration for the right to receive a number of shares of SilverSun Class A common stock equal to the product obtained by multiplying (x) the total number of shares of Rhodium Class A common stock subject to such vested RSU immediately prior to the effective time of the First Merger by (y) the Rhodium Class A Exchange Ratio (as such term is defined in the Merger Agreement). Each Rhodium RSU that is outstanding immediately prior to the effective time of the First Merger and that is not a vested RSU will, as of the effective time of the First Merger , automatically and without any action on the part of the holder thereof, be converted into a restricted stock unit award with respect to a number of shares of SilverSun Class A common stock equal to the product obtained by multiplying (x) the total number of shares of Rhodium Class A common stock subject to such unvested RSU immediately prior to the effective time of the First Merger by (y) the Rhodium Class A Exchange Ratio (each, a “Rhodium Adjusted RSU Award”). Each such Rhodium Adjusted RSU Award will continue to have, and will be subject to, the same terms and conditions (including vesting and settlement terms) as applied to the corresponding unvested RSU immediately prior to the effective time of the First Merger;

• each SilverSun stock option that is outstanding immediately prior to the effective time of the Second Merger but following the Reverse Stock Split will (A) if the exercise price of such SilverSun stock option is equal to or greater than the Per Share SilverSun Value (as defined below), terminate and be cancelled as of immediately prior to the effective time of the Second Merger , without any consideration being payable in respect of each such SilverSun stock option, and have no further force or effect, and (B) if the exercise price of such SilverSun stock option is less than the Per Share SilverSun Value, (i) become fully vested as of immediately prior to the effective time of the Second Merger , (ii) be converted into an option award with respect to a number of shares of SilverSun Class A common stock equal to the total number of shares of SilverSun common stock subject to such SilverSun stock option immediately prior to the effective time of the Second Merger but following the Reverse Stock Split and (iii) shall automatically expire on the 90thth day following the date of the closing. Following the effective time of the Second Merger , (i) no cancelled SilverSun stock option that was outstanding immediately prior to the Second Effective Time shall remain outstanding and each holder of a cancelled SilverSun stock option will cease to have any rights with respect to such cancelled SilverSun stock option and (ii) each adjusted SilverSun option award will continue to have, and will continue to be subject to, the same terms and conditions (other than as set forth in the previous sentence) as applied to the corresponding SilverSun stock option as of immediately prior to the effective time of the Second Merger . For purposes of the foregoing, the “Per Share SilverSun Value” means the volume-weighted average price, rounded to the nearest one-hundredth of a cent, of a share of SilverSun Class A common stock on Nasdaq (as reported by Bloomberg L.P. or, if not reported by Bloomberg L.P., in another authoritative source mutually selected by the parties to the Merger Agreement) in respect of the five consecutive trading day period beginning at 9:30 am (New York City time) on the first day of such trading day period and ending at 4:00 pm (New York City time) on the fifth full trading day prior to the effective time of the Second Merger ; provided, that such measurement period shall not begin prior to the eighth day prior to the effective time of the Second Merger and will not end after the third day prior to the effective time of the Second Merger , in each case, with such adjustments as necessary to reflect the Reverse Stock Split;

• at the effective time of the Mergers, and by virtue of the Second Merger, without any additional action on the part of any SilverSun entity, Rhodium or the holders of any securities of SilverSun or Rhodium, including holders of SilverSun common stock, each share of capital stock of Rhodium as the surviving company of the First Merger will be cancelled and each limited liability company interest of Merger Sub II issued and outstanding immediately prior to the Effective Time will be converted into and become one validly issued, fully paid and (to the extent applicable) non-assessable limited liability company interest of Merger Sub II as the surviving company of the Second Merger, with the same rights, powers, and privileges as the limited liability company interests of Merger Sub II as the surviving company of the Second Merger;

• SilverSun will cause its shares of SilverSun Class A common stock to be listed on Nasdaq under the symbol “RHDM”, to the extent available, at or after the effective time of the Second Merger.

• Merger Sub II will be a wholly owned direct subsidiary of SilverSun and, as a result, Merger Sub II, as the surviving entity of the Second Merger, will operate Rhodium’s current business;

• promptly following the effective time of the Second Merger, SilverSun will distribute a cash dividend (the “Dividend”) in the aggregate amount of approximately $8,500,000 (at least $1.50 per pre-Merger/pre-Reverse Stock Split share) to the pre-Merger holders of SilverSun common stock as of a pre-Merger record date to be determined (the “Dividend and Distribution Record Date”). The Dividend will be paid out of the $10,000,000 cash to be received by SilverSun from Rhodium in connection with the Mergers. The balance of the $10,000,000 will be used by SilverSun to pay certain transaction expenses including tax payments. In connection with the Mergers, Rhodium will also assume approximately $1,000,000 of SilverSun’s income tax liabilities related to the Distribution;

• prior to the effective time of the First Merger , the SilverSun Board and SilverSun shareholders of record as of the record date for the Special Meeting will (i) adopt the SilverSun Technologies, Inc. 2023 Omnibus Incentive Plan, reserving for issuance a number of shares of SilverSun Class A common stock equal to 10% of the fully diluted capitalization of SilverSun (including SilverSun Class B common stock on an as exchanged basis) immediately following the effective time of the First Merger, and (ii) assume the Rhodium 2022 Omnibus Incentive Plan in its then-current form; and

• when the transactions contemplated by the Separation Agreement described below are consummated, all of the issued and outstanding common stock of SilverSun’s recently created, wholly owned subsidiary, SilverSun Technologies Holdings, Inc.will be distributed to the SilverSun stockholders of record on the Dividend and Distribution Record Date (the “Separation and Distribution”). As a result of this Distribution, SilverSun’s indirect wholly owned subsidiaries, SWK and SCS, will be owned by the SilverSun stockholders indirectly through their shares of SilverSun Holdings.

The Merger Agreement contains a number of closing conditions, including the following conditions that apply to the obligations of each of SilverSun, Rhodium, Merger Sub I and Merger Sub II.

Conditions to Each Party’s Obligation to Consummate the Transactions

The Merger Agreement contains a number of closing conditions, including the following conditions that apply to the obligations of each of SilverSun, Rhodium, Merger Sub I and Merger Sub II:

• SilverSun shall have obtained the approval of its stockholders to adopt the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Mergers;

• Rhodium shall have obtained the approval of its Class B stockholders to adopt the Merger Agreement;

• the SilverSun registration statement on Form S-4 shall have become effective under the Securities Act, and no stop order suspending the effectiveness of the SilverSun registration statement shall have been issued and no proceeding for that purpose shall have been initiated or threatened in writing by the SEC or its staff and not withdrawn;

• the registration statement on Form 10, as may be amended from time to time, filed by SilverSun with the SEC to effect the registration of the shares of common stock of SilverSun Holdings shall have become effective and no proceeding for that purpose shall have been initiated or threatened in writing by the SEC or its staff and not withdrawn;

• the shares of SilverSun Class A common stock to be issued to Rhodium stockholders pursuant to the Merger Agreement shall have been approved for listing on Nasdaq, subject only to official notice of issuance;

• the parties to the Merger Agreement shall have received all approvals with any governmental body necessary to consummate the transactions contemplated by the Merger Agreement, including, but not limited to, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), if applicable; and

• there shall have not been enacted, promulgated or made effective following the date of the Merger Agreement any law or order by a governmental body of competent jurisdiction that enjoins or otherwise prohibits or makes illegal, and there has not been any legal action by any governmental body seeking to enjoin or prohibit or make illegal, the consummation of the transactions contemplated by the Merger Agreement, and there is not in effect any injunction (whether temporary, preliminary or permanent) by any governmental body of competent jurisdiction that enjoins or otherwise prohibits the consummation of the transactions contemplated by the Merger Agreement.

The proposed Mergers are expected to close as soon as possible following regulatory approval, subject to the receipt of any applicable regulatory approvals, the approval of SilverSun's and Rhodium's respective stockholders, and other customary closing conditions.

Prior to the Mergers, SilverSun will hold a special meeting of its shareholders as of a pre-Merger record date to be determined (the “Special Meeting”). At the Special Meeting, the SilverSun stockholders will be asked to vote on the proposals set forth in the Form S-4 Registration Statement of SilverSun (the “Form S-4”) filed on October 19, 2022, as amended on January 9, 2023 and February 14, 2023 and as may be further amended in the future. These proposals include, but are not limited to, approval of (i) the Mergers; (ii) the Amended and Restated Certificate of Incorporation (and the matters covered thereby including the Reverse Stock Split); (iii) the Separation and Distribution Agreement; (iv) the SilverSun Technologies, Inc. 2023 Omnibus Incentive Plan; (v) the share issuances related to the Mergers requiring Nasdaq approval; and (vi) the post-Merger board nominees. These proposals are set forth in greater detail in the Form S-4. The Mergers are conditioned upon the approval of the Merger Proposal, subject to terms of the Merger Agreement. If the Merger Proposal is not approved, the other proposals (except the adjournment proposal, as described in the S-4) will not be presented to the shareholders for a vote. Similarly, approval of the Merger proposal is subject to the approval of the Amended and Restated Certificate of Incorporation proposal, the Separation and Distribution Agreement proposal and the share issuance proposal.

The Merger Agreement may be terminated, whether before or after obtaining the requisite vote of SilverSun shareholders, by mutual written consent of SilverSun and Rhodium.

The Merger Agreement may be terminated, and the transactions abandoned, by either SilverSun or Rhodium at any time before the effective time of the , by written notice from one to the other if (i) the Closing has not occurred on or before March 31, 2023 or such later date mutually agreed to by SilverSun and Rhodium (the “Termination Date”), except that the right to terminate the Merger Agreement for this reason is not available to any party who is then in material breach of the Merger Agreement; (ii) the requisite vote of SilverSun shareholders has not been obtained by reason of the failure to obtain the required vote at the SilverSun Shareholders’ Meeting (or any adjournment or postponement of such meeting) duly convened for such purpose, except that the right to terminate the Merger Agreement for this reason shall not be available to SilverSun where the failure to obtain the requisite vote has been caused by the action or failure to act of any of the SilverSun Entities or such action or failure to act constitutes a material breach by any of the SilverSun Entities of the Merger Agreement; or (iii) any law or order is enacted, issued, promulgated or entered by a governmental authority of competent jurisdiction (including Nasdaq) that permanently enjoins, or otherwise prohibits the consummation of the transactions, and (in the case of any order) such order has become final and non-appealable.

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

SilverSun Technologies Holdings, Inc. filed its Form 10 with the SEC on December 23, 2022. The Form 10 was withdrawn on February 21, 2023 because the financial statements contained therein were stale. SilverSun Technologies Holdings, Inc. intends to refile a Form 10 containing updated financial statements on or about early March 2023 and expects to be able to request accelerated effectiveness of the Form 10 at its discretion.

If the Mergers are not completed for any reason, SilverSun will remain an independent public company, its common stock will continue to be listed and traded on Nasdaq under the symbol SSNT and will continue to be registered under the Exchange Act, the distribution and dividend will not take place and SilverSun will continue to file periodic reports with the SEC.

On February 14, 2023, the Company filed Amendment 2 to Form S-4 Registration Statement with the SEC.

The Separation and Distribution Agreement

In connection with the mergers, SilverSun Technologies Holdings, Inc., a recently formed Delaware corporation and direct wholly owned subsidiary of SilverSun (“SilverSun Holdings”), will enter into that certain Separation and Distribution Agreement (the “Separation Agreement”), whereby all of the issued and outstanding common stock of SilverSun Holdings, which owns all of the issued and outstanding common stock of (i) SWK Technologies, Inc., a Delaware corporation and indirect wholly owned subsidiary of SilverSun (“SWK”), and (ii) Secure Cloud Services, Inc., a Nevada corporation and indirect wholly owned subsidiary of SilverSun (“SCS”), will be distributed on a pro rata basis to the stockholders of SilverSun as of a record date to be determined by the SilverSun Board (the “Distribution”). Following the Distribution, (a) the businesses of SWK and SCS will continue to be operated consistent with past practices and will be managed by the current management of SilverSun and the current members of the SilverSun Board, and (b) SilverSun Holdings will apply for public listing on the OTCQX of the shares distributed in the Distribution in reliance on a Form 10 registration statement.

In the Distribution, SilverSun stockholders of record on the Dividend and Distribution Record Date will receive shares of SilverSun Holdings common stock on a pro rata basis. SilverSun Holdings will have 5,256,177 shares of common stock issued and outstanding at the time of the Distribution which is the amount of SilverSun common shares that will be issued and outstanding immediately prior to the Reverse Stock Split. Accordingly, each holder of SilverSun common stock as of the Dividend and Distribution Record Date will receive one share of SilverSun Holdings common stock for every share of SilverSun common stock held by such holder immediately prior to the Reverse Stock Split.

Promptly following the Second Merger, SilverSun will issue a cash dividend pro rata in the aggregate amount of approximately $8,500,000 (the “Dividend”) to its pre-Merger SilverSun shareholders of record as of a record date, which shall be prior to the closing date of the Mergers, to be determined by the SilverSun Board, which record date shall be the same date as the record date for the Distribution (the “Dividend and Distribution Record Date”).

Following the Distribution, SilverSun will have no wholly-owned subsidiaries other than Critical Cyber Defense Corporation, a Nevada corporation (“CCDC”). The Separation Agreement sets forth the terms and conditions regarding the separation of the cybersecurity and cloud services businesses from SilverSun.

Prior to the effectiveness of the Form 10, SilverSun will contribute all of the issued and outstanding common stock of its wholly owned subsidiaries, SWK and SCS, to SWK Holdings (the “Contribution”). Following the Mergers, SilverSun will consummate the Distribution to the shareholders of SilverSun as of the Dividend and Distribution Record Date, pursuant to the Merger Agreement and Separation Agreement. Consummation of the Distribution is subject to conditions that must be satisfied or waived by SilverSun prior to the completion of the separation. In addition, SilverSun has the right in its sole and absolute discretion to determine the date and terms of the Distribution and will have the right, at any time until completion of the Distribution, to determine to abandon or modify the Distribution and to terminate the Separation Agreement.

In addition, the Separation Agreement governs the treatment of indemnification, insurance, and litigation responsibility and management of SilverSun Holdings and SilverSun after the date of Distribution. The Separation Agreement provides that SilverSun Holdings will indemnify SilverSun following the Distribution for any obligations and liabilities related to or arising from the SilverSun Holdings’ business, on the one hand, and SilverSun and its wholly owned subsidiary, CCDC, on the other hand, prior to the date of Distribution. Following the Distribution, SilverSun and SilverSun Holdings will indemnify the other party for any obligations and liabilities related to or arising from its respective businesses on or after to the date of Distribution.

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

Management has concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2022, based on the criteria set forth in 2013 Internal Control—Integrated Framework issued by the COSO.

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

Despite the implementation of security measures, our website infrastructure may be vulnerable to computer viruses, hacking or similar disruptive problems caused by members, other internet users, other connected internet sites, and the interconnecting telecommunications networks. Such problems caused by third-parties could lead to interruptions, delays or cessation of service to our customers. Inappropriate use of the internet by third-parties could also potentially jeopardize the security of confidential information stored in our computer system, which may deter individuals from becoming customers. Such inappropriate use of the internet includes attempting to gain unauthorized access to information or systems, which is commonly known as “cracking” or “hacking.” Although we have implemented security measures, such measures have been circumvented in the past by hackers on other websites on the internet, although our networks have never been breached, and there can be no assurance that any measures we implement would not be circumvented in the future. Dealing with problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation of service to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Relating to the Proposed Mergers

There are significant risks associated with the proposed Mergers and the business of Rhodium including the following:

• The value of the shares of SilverSun Class A common stock may decrease following the Mergers.

• The SilverSun Legacy Stockholders will have a significantly reduced ownership and voting interest in SilverSun after the Mergers and will exercise minimal influence over management of the combined company.

• The SilverSun Legacy Stockholders may not realize the value being attributed to their retained SilverSun shares as the result of the Mergers.

• The Mergers are subject to a number of conditions, some of which are beyond the control of the parties to the Merger Agreement.

• The Merger Agreement limits SilverSun’s ability to pursue an alternative acquisition proposal and requires SilverSun to pay a termination fee of $5,000,000 if it does.

• The Mergers will result in Imperium, which is currently Rhodium’s largest and controlling owner and is controlled by Chase Blackmon, Nicholas Cerasuolo and Cameron Blackmon, holding a substantial portion of the common stock of the combined company, with the right to appoint a portion of the combined company board, and its interests may conflict with those of other stockholders.

• The absence of a historical trading market for Rhodium Class A common stock creates uncertainty about future trading prices of the SilverSun Class A common stock following the Mergers.

• Rhodium is subject to a highly evolving regulatory landscape and any adverse changes to, or its failure to comply with, any laws and regulations could adversely affect its business, prospects or operations.

• It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin, or other cryptocurrencies, participate in blockchains or utilize similar cryptocurrency assets in one or more countries, the ruling of which would adversely affect Rhodium.

• Rhodium is subject to risks associated with its need for significant electrical power. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to Bitcoin mining operations, such as Rhodium’s.

• While the Mergers are pending, Rhodium will be subject to business uncertainties and contractual restrictions that could adversely affect its business.

• Rhodium’s operations are subject to power risk related to power supply, electricity pricing volatility and hosting services. Rhodium does not have fixed electricity pricing at its Temple Site and there is a risk that it may not have a fixed electricity price at this site.

• Rhodium’s Rockdale Site is subject to access risks which could create a risk of avoidable downtime due to the inability to perform maintenance or make repairs when needed, and a risk of avoidable damage to equipment for the same reason.

• While the Mergers are pending, Rhodium may seek to raise additional funds, finance additional acquisitions or develop strategic relationships by issuing additional securities, including capital stock.

• The combined company post-Closing management team has limited experience managing a public company.

• Rhodium’s colocation hosting services agreement and its ability to commence or continue its operations at its Rockdale Site is dependent on leases between third parties.

• The Rockdale Site where Rhodium is currently conducting operations is subject to possible environmental risks.

• Rhodium’s mining operations will be heavily dependent on a continuous supply of large amounts of electricity to both the Rockdale and Temple Sites which is subject to disruption. Any such disruptions could result in disruption to Rhodium’s mining operations and affect Rhodium’s ability to operate efficiently and profitably.

• Disruption of high-speed broad-band Internet access to the Rockdale Site and/or Temple Site will result in disruption to Rhodium’s mining operations and affect Rhodium’s ability to operate efficiently and profitably.

• There is a risk that Rhodium will not secure the funds necessary to finance its operations or future purchases of Bitcoin mining equipment from its suppliers.

• Rhodium is subject to ongoing litigation matters and may become subject to other disputes, including other intellectual property disputes, which are costly and may subject Rhodium to significant liability and increased costs of doing business.

• Future developments regarding the treatment of Bitcoin for U.S. federal income and foreign tax purposes could adversely affect Rhodium.

• Rhodium does not presently have the funds required to fulfill its business plan.

• The market and price for Bitcoin generated by Rhodium can be highly volatile, which may reduce revenues and net income.

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

The Company leases 6,115 square feet of office space in Thorofare, NJ starting at $4,591 per month and escalating to $5,168 per month by the end of the term February 28, 2022. The Company terminated this lease February 28, 2022.

The Company leases office space in Chicago, IL with a monthly rent of $582. The lease expired May 31, 2020. This has been renewed for two years expiring May 31, 2022 at rate of $655 per month. The Company terminated this lease May 31, 2022.

The Company leases office space in Sisters, OR with a monthly rent of $720. The lease expired on November 30, 2019 and is being rented on a month to month basis.

The Company leases 1,107 square feet of office space in San Diego, CA with a monthly rent of $4,184 escalating to $4,461 per month at the end of the lease term, February 28, 2021. The Company extended this lease for one month, ending March 31, 2021, for $4,461 for the one month. This Company terminated this lease March 31, 2021.

On February 25, 2019, the Company signed a lease for 1,180 square feet of office space in Lisle, IL. The lease begins April 1, 2019 with a monthly rent of $1,942 escalating to $2,040 by the end of the lease term March 31, 2022. This was terminated March 31, 2022.

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

The Company leases office space in Burr Ridge, IL starting at $2,849 per month and escalating to $2,929 per month by the end of the term which ends July 30, 2022. The Company requested and received early termination and, as such, the Company terminated the lease on March 31, 2022.

The Company leases office space in Syracuse, NY, at a monthly rent of $2,300. The lease expired on May 31, 2018 and was subsequently extended for a three-year term commencing June 1, 2018 and ending May 31, 2021. This lease was terminated May 31, 2021.

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

(b) Holders of Common Equity

As of February 26, 2023, there were approximately 855 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

(c) Dividend Information

On June 21, 2021, the Company announced the payment of a $0.60 special cash dividend per share of Common Stock to shareholders of record July 9, 2021. The dividend was paid on July 16, 2021 in the amount of $3,081,706.

The Company did not declare or pay any dividends in the year 2022.

The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

Unregistered Equity Securities

There were no unregistered sales of the Company’s equity securities during 2022 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

On September 29, 2022, the Company approved 120,000 shares of common stock in exchange for services. The market value of these shares was $297,600. These shares were issued in December 2022.

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

We also are resellers of the WMS software, which develops warehouse management software for middle market distributors. The primary purpose of a WMS is to control the movement and storage of materials within an operation and process the associated transactions. Directed picking, directed replenishment, and directed put-away are the key to WMS. The detailed setup and processing within a WMS can vary significantly from one software vendor to another. However, the basic WMS will use a combination of item, location, quantity, unit of measure and order information to determine where to stock, where to pick, and in what sequence to perform these operations. The WMS software improves accuracy and efficiency, streamlines materials handling, meets retail compliance requirements, and refines inventory control. WMS also works as part of a complete operational solution by integrating seamlessly with RF hardware, accounting software, shipping systems and warehouse automation equipment. We market the WMS solution to our new and existing medium-sized business clients.

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

During 2022 the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

As discussed above (see Recent Events – Merger), on September 29, 2022, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Rhodium Enterprises, Inc. (“Rhodium”), an industrial-scale digital asset technology company utilizing proprietary technologies to mine bitcoin.

The proposed business combination is expected to close in the first quarter of 2023, subject to the receipt of any applicable regulatory approvals, the approval of SilverSun's and Rhodium's respective stockholders, and other customary closing conditions.

Results of Operations

Revenues

Revenues for the year ended December 31, 2022 increased $3,283,896 (7.9%) to $ 44,985,276 as compared to $41,701,380 for the year ended December 31, 2021. This increase is mostly attributed to an increase in software sales, offset partially by a decrease in service revenues.

Software sales increased by $3,917,975 (49.8%) to $11,781,362 in 2022 from $7,863,387 in 2021. The increase is attributable to an increase in sales of cloud-based ERP software and increased sales of third-party solutions which add functionality to customer’s existing systems.

Service revenue decreased by $634,079 (1.9%) to $33,203,914 in 2022 from $33,837,993 in 2021. This decrease is mainly attributed to lower maintenance revenue as more customers migrate to cloud-based products, and lower consulting revenues as a result of customer delays on projects and the sale of a consulting practice in late 2021. Service revenue increased $2,817,672 (8.3%) excluding the X3 product line which was sold in 2021.

Gross Profit

Gross profit for the year ended December 31, 2022 increased $752,678 (4.4%) to $17,960,736, as compared to $17,208,058 for the year ended December 31, 2021. For the year ended December 31, 2022, the overall gross profit percentage was 39.9%, as compared to 41.3% for the year ended December 31, 2021.

The gross profit attributed to software sales increased $1,415,557 (43.1%) to $4,703,558 for 2022 from $3,288,001 in 2021, which is due mostly to the increased volume of software sold. For the year ended December 31, 2022, the gross profit percentage for software was 39.9%, as compared to 41.8 % for the year ended December 31, 2021. While revenues may decrease because of the shift to a subscription-based business model, our margins will, for the most part, not significantly change. The mix of products being sold by the Company changes from time to time which can cause the overall gross margin percentage to vary.

The gross profit attributed to services decreased $662,879 (4.8%) to $13,257,178 for 2022 from $13,920,057 in 2021. This decrease is mostly due to the gross profit loss associated with sale of a legacy consulting practice in November 2021. Excluding the effect of that practice in 2021, gross profit declined only $5,222 (0.0%) for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

For the year ended December 31, 2022 the gross profit percentage for services was 39.9% as compared to 41.3% for the year ended December 31, 2021. This change in gross profit percentage is mostly due higher to costs associated with increasing pay and benefits to employees to retain and recruit their services and to address inflationary pressures in the overall economy, plus the training of new employees, who were hired to accommodate our growth, and who are not as yet as billable as our more experienced team.

Operating Expenses

Selling and marketing expenses increased $1,025,356 (15.3%) to $7,745,265 for the year ended December 31, 2022 as compared to $6,719,909 for the year ended December 31, 2021. This increase is primarily due to increased commissions as a result of the increase in software sales, higher travel and entertainment expenses associated with attendance with trade shows and conference as well as higher outside sales expenses.

General and administrative expenses increased $69,366 (0.7%) to $9,471,625 for the year ended December 31, 2022, as compared to $9,402,259 for the year ended December 31, 2021. This increase is a result of payroll and payroll-related expenses and departmental changes for various employees which involved moving their compensation between cost of revenues and administrative expenses as well as a lower rent, professional fees, license fees and credit card charges, mostly offset by higher recruitment costs, outside services fees, bad debt expense and excise taxes.

Share-based compensation decreased $261,050 to $180,260 for the year ended December 31, 2022 as compared to $441,310 for the year ended December 31, 2021. The decrease is primarily due to the issuance of stock options in 2021 that were expensed as these stock options were immediately vested.

Depreciation and amortization expense for the year ended December 31, 2021 was $948,965 as compared to $875,566 for the year ended December 31, 2021. This increase of $73,399 (8.4%) for the year ended December 31, 2022 is primarily due to the additional amortization of intangible assets related to the new acquisitions and increased depreciation related to equipment purchases over the last 12 months.

Loss Income from Operations

As a result of the above, the Company had a loss from operations of $385,379 for the year ended December 31, 2022, as compared to a loss from operations of $230,986 for the year ended December 31, 2021.

Other Income (Expense)

For the year ended December 31, 2022, other expense was $89,024 as compared to other income of $274,557 for the year ended December 31, 2021. The year ended December 31, 2021 includes the gain on the sale of a product line in the amount of $250,000 as well as a gain of a bargain purchase from an acquisition in the amount of $71,359 which did not occur in 2022.

(Loss) Income Before Taxes

As a result of the above, the Company had a loss before taxes of $474,403 for the year ended December 31, 2022 as compared to income before taxes in the amount of $43,571 for the year ended December 31, 2021.

Income Taxes

For the year ended December 31, 2022 the Company recorded tax benefit of $192,184, primarily as a result of the loss for the year.

For the year ended December 31, 2021, the Company recorded a tax provision of $178,005 primarily due to the non-cash share-based compensation, which is related to the issuance of stock options which are not tax deductible in the current year.

State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to the non-cash share-based compensation related to the issuance of stock options which are not tax deductible.

Net (Loss) Income

As a result of the above, the Company generated a net loss of $282,219 for the year ended December 31, 2022 as compared to a net loss of $134,434 for the year ended December 31, 2021.

Liquidity and Capital Resources

The uncertainty on the economy continues to create uncertainty for the Company in the coming months and quarters. While our Company has not been significantly impacted because of this uncertainty nor from the impact of Covid-19, the potential negative impact on our business, in the future, is impossible to determine at this point, although it is likely that we could suffer negative consequences as many companies go out of business or decrease their technology spending. As such, we need to rely on our own limited resources to weather any economic downturn. Management will continue to monitor developments, explore various cost-cutting measures, and explore other sources of funding, but there is no guarantee we will be successful in doing so.

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

In addition to developing new products, obtaining new customers and increasing sales to existing customers, management plans to increase its business and profitability by entering into collaboration agreements, buying assets, and acquiring companies in the business software and information technology consulting and other markets with solid revenue streams and established customer bases that generate positive cash flow. We continue to seek these opportunities.

At December 31, 2022, future payments of promissory notes are as follows over each of the next four fiscal years:

2023	$783,479
2024	360,093
2025	258,738
2026	52,183
Total	$1,454,493

During the year ended December 31, 2022, the Company had a net increase in cash of $1,194,516. The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities:

The Company provided $2,038,392 in cash for operating activities for the year ended December 31, 2022 as compared to providing $226,034 of cash from operating activities for the year ended December 31, 2021. This increase in cash provided by operations is primarily because of the increase in accounts payable and deferred revenues offset partially by the increase in deferred charges.

Cash used in investing activities:

Investing activities for the year ended December 31, 2022 used cash of $188,742 as compared to using $510,464 of cash for the year ended December 31, 2021. This decrease in cash used is due primarily to lower cash required to acquire businesses or assets as well as lower purchases of property and equipment. In addition, the Company received proceeds from a sale of a product line in 2021 which it did not receive in 2022.

Cash (used in) provided by financing activities

For the year ended December 31, 2022 financing activities used cash of $655,134 as compared to providing cash of $503,131 for the year ended December 31, 2021. The decrease in cash provided is attributed to the fact that the Company received no proceeds from the sale of common stock for the year ended December 31, 2022, whereas it received net proceeds from the sale of common stock under its Registration Statement on Form S-3 and the previously disclosed At Market Issuance Sales Agreement with a sales agent during the year ended December 31, 2021. The cash received from the sale of stock was offset mostly by the payment of a cash dividend in 2021.

The Company believes that as a result of the growth in business, and the funds on hand, it has adequate liquidity to fund its operating plans for at least the next twelve months, provided, however, that the Company cannot currently quantify the uncertainty related to the recent pandemic and the uncertainty of the economy and its effects on the business in the coming quarters. The belief that the Company has sufficient liquidity may be incorrect as the impact of Covid-19 becomes clearer over the coming months and quarters. The Company does not anticipate any major capital expenditures in the near future.

For the year ended December 31, 2022, inflation has impacted the Company’s profitability, as it has resulted in increased costs necessary to recruit and retain personnel. As the Company returns back to its pre-Covid marketing and trade show schedules, the higher costs of travel and meals will also have a negative impact on the Company’s profitability.

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

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2019 to 2022 remain open to examination for both the U.S. federal and state jurisdictions.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There were no liabilities for uncertain tax positions at December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2022 and 2021.

Off Balance Sheet Arrangements

During fiscal 2022, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities.

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

There are no reportable events under this item for the year ended December 31, 2022.

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

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2022.

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

(c) Changes to Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2022, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at February 27, 2023:

Name	Age	Position	Officer and/or Director Since

Mark Meller	63	Chairman, President, Chief Executive Officer and Director	2003

Joseph Macaluso	71	Chief Financial Officer	2021

Stanley Wunderlich	75	Director	2011

Kenneth Edwards	64	Director	2021

John Schachtel	61	Director	2017

Board Diversity Matrix

The table below provides an enhanced disclosure regarding the diversity of the members of our Board of Directors. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix (As of February 27, 2023)
Board Size:
Total Number of Directors	4
	Male	Female	Non-Binary	Gender Undisclosed
Part I: Gender Identity
Number of directors base on gender identity	4
Part II: Demographic Background
African American or Black	1
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	3
Two or More Race or Ethnicities
LGBTQ+
Did not Disclose Demographic Background

The following sets forth certain information about each of our directors and executive officers:

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2022, including those reports that we have filed on behalf of our directors and Section 16 officers, no director, Section 16 officer, beneficial owner of more than 10% of the outstanding common stock, or any other person subject to Section 16 of the Exchange Act, failed to file with the SEC on a timely basis during the fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2022 and 2021.

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Mark Meller	2022	$1,026,650	$-	$-	$-	$-	$-	$-	$1,026,650
President, Chief Executive Officer, and Director	2021	$936,238	$-	$-	$-	$-	$-	$-	$936,238

Joseph Macaluso,	2022	$228,516	$45,150	$-	$-	$-	$-	$-	$273,666
Chief Financial Officer (1)	2021	$237,085	$37,347	$-	$89,062	$-	$-	$-	$363,494

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

Grants of Plan-based Awards Table for Fiscal Year 2022

There were no stock option grants for the year ended December 31, 2022.

Outstanding Plan-based Awards at December 31, 2022

The following table sets forth the outstanding stock option grants held by named executive officers at the end of the 2022 fiscal year. The option exercise price set forth in the table is based on the closing market price on the date of grant.

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joseph Macaluso	4,185	4,185	$6.53	3/29/2026
Joseph Macaluso	11,630	-0-	$5.90	10/14/2026

Director Compensation

The following Director Compensation Table sets forth the compensation of our directors for the fiscal year ending on December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley Wunderlich	12,000	-	-	-	-	-	12,000

Ken Edwards	20,000	-	-	-	-	-	20,000

John Schachtel	18,000	-	-	-	-	-	18,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of February 27, 2023 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of February 27, 2023. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of February, 26 2023 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o SilverSun Technologies, Inc. at 120 Eagle Rock Ave, Suite 330, East Hanover, NJ 07936.

	Number of Shares of Common Stock Beneficially Owned		Percentage of Ownership of Common Stock (1)

Officers and Directors
Mark Meller Chief Executive Officer, President and Chairman	2,006,534	(2)	38.17%

Joseph Macaluso
Chief Financial Officer	15,815	(3)	*

Kenneth Edwards Director	20,000	(4)	*

Stanley Wunderlich Director	20,500	(5)	*

John Schachtel
Director	24,264	(6)	*

Officers and Directors as a Group	2,087,113	(7)	39.14%

Beneficial Shareholders Bard Associates (8)	408,549		8.0%

* denotes less than 1%

(1)

Based on 5,256,177 shares of Common Stock outstanding as of February 26, 2023. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)

Includes 800,000 shares owned by Sharieve Meller Family Trust, Sharieve is Mr. Meller’s wife. Mr. Meller disclaims beneficial ownership of these shares. Also includes 800,000 shares owned by the Mark M. Meller Family Trust. Mr. Meller beneficially owns 406,534 shares.

(3)	Includes 15,815 shares subject to currently exercisable stock options owned by Mr. Macaluso.
(4)	Includes 20,000 shares subject to currently exercisable stock options owned by Mr. Edwards.
(5)	Includes 20,000 shares subject to currently exercisable stock options owned by Mr. Wunderlich.
(6)	Includes 20,000 shares subject to currently exercisable stock options owned by Mr. Schachtel.
(7) (8)

Includes 75,815 shares subject to currently exercisable stock options held by all executives and directors of the Company (including those individually named above).

All information about Bard Associates, Inc. is based on a Schedule 13G filed with the SEC on February 6, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

	All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	158,420	$6.25	1,056,670
Equity compensation plans not approved by security holders.	-	$-	-
Total	158,420	$6.25	1,056,670

2019 Equity and Incentive Plan

The Company adopted the 2019 Equity and Incentive Plan (the “2019 Plan”) to order provide long-term incentives for employees and non-employees to contribute to the growth of the Company and attain specific performance goals. The 868,440 shares available under the 2019 Plan represent approximately 17% of the Company’s 5,136,177 currently outstanding shares (the “Share Reserve”). The Share Reserve will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 180,030 shares (which is the equivalent of 4.0% of the 4,500,755 shares of common stock outstanding as of September 30, 2019). As of February 26, 2023, the Company has issued 158,420 options (see Note 9 to Notes to the Consolidated Financial Statements).

Item 13. Certain Relationships and Related Transactions

At December 31, 2022 and December 31, 2021, certain long-term debt is considered a related party liability as holders, including Prairie Tech and PIT, are current employees of the Company. As of December 31, 2022 and December 31, 2021, the outstanding balances of this debt were $103,333 and $211,642, respectively.

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

Services	2022	2021
Audit Fees	$213,988	$147,077

Audit - Related Fees	61,773	-

Tax fees	40,867	35,896

All Other Fees	-	-

Total	$316,628	$182,973

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
2.5

Agreement and Plan of Merger, dated September 29, 2022, by and among SilverSun Technologies, Inc., SilverSun Acquisition Corp., SilverSun Acquisition LLC and Rhodium Enterprises, Inc.** (incorporated herein by reference to Exhibit 2.1 on Form 8-K, filed with the SEC on October 3, 2022).

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

4.4	SilverSun Technologies, Inc. 7.5% Secured Convertible Debenture, for a value of $600,000, due December 30, 2007 to YA Global (f/k/a/ Cornell Capital Partners, LP).
4.5	SilverSun Technologies, Inc. 7.5% Secured Convertible Debenture, for a value of $1,159,047, due December 30, 2007 to YA Global (f/k/a/ Cornell Capital Partners, LP).
4.6	Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.1 on Form 8-K, dated May 4, 2011, filed with the SEC on May 12, 2011).
4.7	Certificate of Designation of Series B Preferred Stock (incorporated herein by reference to Exhibit 4.1 on Form 8-K, dated September 23, 2011, filed with the SEC on September 27, 2011).
4.8	$835,000 January 1, 2022 Promissory Note of SWK Technologies, Inc. issued to Dynamic Tech Services, Inc. (incorporated herein by reference to Exhibit 10.2 on Form 8-K, filed with the SEC on January 5, 2022).
4.9	Description of Securities
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

10.27

Form of Escrow Agreement, dated August 26, 2019, by and among SWK Technologies, Inc., SPS Commerce, Inc. and Wells Fargo Bank, National Association (incorporated herein by reference to Exhibit 10.2 on Form 8-K, filed with the SEC on August 27, 2019)

10.28	Asset Purchase Agreement, dated January 1, 2022 by and between SWK Technologies, Inc., and Dynamic Tech Services, Inc. (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed with the SEC on January 5, 2022).
10.29	Consulting Agreement, dated January 1, 2022 by and between SWK Technologies, Inc., and Dynamic Tech Services, Inc. (incorporated herein by reference to Exhibit 10.3 on Form 8-K, filed with the SEC on January 5, 2022).
10.30	Form of Separation and Distribution Agreement by and among SilverSun Technologies, Inc. and SWK Technologies Holdings, Inc. (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed with the SEC on October 3, 2022).
10.31	Voting and Support Agreement of SilverSun Technologies, Inc. dated September 29, 2022 (incorporated herein by reference to Exhibit 10.2 on Form 8-K, filed with the SEC on October 3, 2022).
10.32	Voting and Support Agreement of Rhodium Enterprises, Inc. dated September 29, 2022 (incorporated herein by reference to Exhibit 10.3 on Form 8-K, filed with the SEC on October 3, 2022).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003).
21.1 *	List of Subsidiaries
23.1 *	Consent of Independent Registered Public Accounting Firm
23.2 *	Consent of Independent Registered Public Accounting Firm
31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSUN TECHNOLOGIES, INC.

Date: February 28, 2023	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Date: February 28, 2023	By:	/s/ Joseph Macaluso
Joseph Macaluso
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark Meller	Principal Executive Officer	February 28, 2023
Mark Meller

/s/ Stanley Wunderlich	Director	February 28, 2023
Stanley Wunderlich

/s/ Kenneth Edwards	Director	February 28, 2023
Kenneth Edwards

/s/ John Schachtel	Director	February 28, 2023
John Schachtel

/s/ Joseph Macaluso	Principal Financial Officer	February 28, 2023
Joseph Macaluso

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

SilverSun Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SilverSun Technologies, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition

Description of the Matter

As described in Note 2 to the financial statements, the Company recognizes revenue mainly from the resale of software products, maintenance, and professional consulting services. The Company enters into contracts with customers that may include combinations of products and services, which are generally distinct and recorded as separate performance obligations. Revenue is recognized when control of the distinct performance obligation is transferred. For example, product revenue is recognized at a point in time while maintenance and professional consulting services revenue is recognized over time. Auditing the Company’s revenue recognition is a critical audit matter due to the effort required to analyze the high volume of transactions, significance of the total amounts recognized as revenue, and timing of when revenue is recognized.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2022.

Marlton, New Jersey
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

SilverSun Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SilverSun Technologies, Inc. (the “Company”) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition

Description of the Matter

As described in Note 2 to the financial statements, the Company recognizes revenue mainly from the resale of software products, maintenance, and professional consulting services. The Company enters into contracts with customers that may include combinations of products and services, which are generally distinct and recorded as separate performance obligations. Revenue is recognized when control of the distinct performance obligation is transferred. For example, product revenue is recognized at a point in time while maintenance and professional consulting services revenue is recognized over time. Auditing the Company’s revenue recognition is a critical audit matter due to the effort required to analyze the high volume of transactions, significance of the total amounts recognized as revenue, and timing of when revenue is recognized.

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

/s/ Friedman LLP

Friedman LLP

We have served as the Company’s auditor from 2004 to 2022.

Marlton, New Jersey

March 29, 2022

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$8,008,633	$6,814,117
Accounts receivable, net of allowance of $490,311 and $330,311	2,232,960	1,926,859
Unbilled services	367,165	284,218
Deferred charges	1,516,895	-
Prepaid expenses and other current assets	1,573,615	1,685,728

Total current assets	13,699,268	10,710,922

Property and equipment, net	711,314	636,901
Operating lease right-of-use assets, net	328,562	964,990
Intangible assets, net	4,265,353	3,492,234
Goodwill	1,139,952	1,011,952
Deferred tax assets, net	1,106,065	990,958
Deposits and other assets	187,553	190,805

Total assets	$21,438,067	$17,998,762

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,272,555	$2,038,025
Accrued expenses	2,432,703	1,743,148
Accrued interest	23,757	28,784
Income taxes payable	-	69,614
Long term debt – current portion	680,146	293,696
Long term debt – related party - current portion	103,333	108,309
Finance lease obligations – current portion	214,990	166,571
Operating lease liabilities – current portion	268,345	465,813
Deferred revenue	3,757,090	2,475,583

Total current liabilities	10,752,919	7,389,543

Long term debt net of current portion	671,014	463,602
Long term debt - related party - net of current portion	-	103,333
Finance lease obligations net of current portion	401,453	186,284
Operating lease liabilities net of current portion	60,217	499,177

Total liabilities	11,885,603	8,641,939

Commitments and Contingencies (see Note 13)

Stockholders’ equity:
Preferred Stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares No shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares 5,256,177 and 5,136,177 issued and outstanding as of December 31, 2022 and 2021, respectively	53	52
Additional paid-in capital	10,429,001	9,951,142
Accumulated deficit	(876,590)	(594,371)

Total stockholders’ equity	9,552,464	9,356,823

Total liabilities and stockholders’ equity	$21,438,067	$17,998,762

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2022	December 31, 2021

Revenues:
Software product, net	$11,781,362	$7,863,387
Service, net	33,203,914	33,837,993
Total revenues, net	44,985,276	41,701,380

Cost of revenues:
Product	7,077,804	4,575,386
Service	19,946,736	19,917,936
Total cost of revenues	27,024,540	24,493,322

Gross profit	17,960,736	17,208,058

Operating expenses:
Selling and marketing expenses	7,745,265	6,719,909
General and administrative expenses	9,471,625	9,402,259
Share-based compensation expenses	180,260	441,310
Depreciation and amortization expenses	948,965	875,566
Total selling, general and administrative expenses	18,346,115	17,439,044

Loss from operations	(385,379)	(230,986)

Other income (expense)
Interest expense, net	(89,024)	(46,802)
Gain on bargain purchase	-	71,359
Gain on sale of product line	-	250,000
Total other (expense) income, net	(89,024)	274,557

(Loss) income before taxes	(474,403)	43,571

Benefit (provision) for income taxes	192,184	(178,005)

Net loss	$(282,219)	$(134,434)

Basic and diluted net loss per common share
Basic	(0.05)	(0.03)
Diluted	(0.05)	(0.03)

Weighted average shares outstanding:
Basic	5,167,081	5,026,420
Diluted	5,167,081	5,026,420

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2021	-	$-	-	$-	4,501,271	$46	$7,739,883	$(459,937)	$7,279,992

Cash dividend	-	-	-	-	-	-	(3,081,706)	-	(3,081,706)
Proceeds from sale of common stock, net of legal expenses	-	-	-	-	468,300	4	4,180,900	-	4,180,904
Shares issued in exchange for convertible debt	-	-	-	-	166,606	2	670,755	-	670,757
Share-based compensation	-	-	-	-	-	-	441,310	-	441,310
Net loss	-	-	-	-	-	-	-	(134,434)	(134,434)
Balance at December 31, 2021	-	$-	-	$-	5,136,177	$52	$9,951,142	$(594,371)	$9,356,823
Stock compensation issued for outside services	-	-	-	-	120,000	1	297,599	-	297,600
Share-based compensation	-	-	-	-	-	-	180,260	-	180,260
Net loss	-	-	-	-	-	-	-	(282,219)	(282,219)

Balance at December 31, 2022	-	$-	-	$-	5,256,177	$53	$10,429,001	$(876,590)	$9,552,464

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2022	2021
Cash flows from operating activities:
Net loss	$(282,219)	$(134,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(115,107)	48,126
Depreciation and amortization	386,847	346,202
Amortization of intangibles	732,552	531,102
Amortization of right of use assets	636,428	517,387
Bad debt provision (recovery)	160,000	(44,689)
Share-based compensation	180,260	441,310
Gain on sale of product line	-	(250,000)
Gain on bargain purchase	-	(71,359)

Changes in assets and liabilities:
Accounts receivable	(466,101)	(301,928)
Unbilled services	(82,947)	(232,146)
Deferred charges	(1,219,295)	-
Prepaid expenses and other current assets	(316,130)	(784,908)
Deposits and other assets	3,252	7,921
Accounts payable	1,234,530	162,910
Accrued expenses	689,555	412,362
Income tax payable	(69,614)	(248,417)
Accrued interest	(5,027)	7,578
Deferred revenues	1,207,836	336,404
Operating lease obligations	(636,428)	(517,387)
Net cash provided by operating activities	2,038,392	226,034

Cash flows from investing activities:
Purchase of property and equipment	(38,742)	(114,761)
Acquisition of business	-	(645,703)
Acquisition of assets	(150,000)	-
Proceeds from sale of product line	-	250,000
Net cash used in investing activities	(188,742)	(510,464)

Cash flows from financing activities:
Payment of cash dividend	-	(3,081,706)
Proceeds from issuance of stock, net of expenses	-	4,180,904
Payment of long-term debt	(316,138)	(213,523)
Payment of long-term debt – related party	(108,309)	(162,398)
Payment of long-term convertible debt – related party	-	(46,725)
Payment of finance lease obligations	(230,687)	(173,421)
Net cash (used in) provided by financing activities	(655,134)	503,131

Net increase in cash	1,194,516	218,701
Cash, beginning of year	6,814,117	6,595,416

Cash, end of year	$8,008,633	$6,814,117

Supplemental Schedule of Cash Flow Information:
During the year, cash was paid for the following:
Income taxes	$94,141	$380,997
Interest	$40,193	$45,116

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended December 31, 2022:

On January 1, 2022, the Company entered into an asset purchase agreement with Dynamic Tech Services, Inc (“DTS”) to acquire certain assets of DTS. The purchase price for the Acquired Assets was $1,335,000, $500,000 of which was paid in cash in December 2021 and $835,000 of which was paid through the issuance of a four-year $835,000 promissory note dated January 1, 2022, paying interest at the rate of 3.25% per annum (see Notes 6 and 10).

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The Company completed its impairment analysis as of December 31, 2022. No impairment losses were identified or recorded for the years ended December 31, 2022 and 2021.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalization of proprietary developed software

Software development costs are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Classification (“ASC”) ASC 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and designing phase of software development are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is over the estimated economic life of the software. Amortization commences when a solution is available for general release to clients.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified and recorded for the years ended December 31, 2022 and 2021, respectively.

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

The Company determines revenue recognition through the following 5 steps:

●	Identify the contract with a customer;
●	Identify the performance obligations in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to the performance obligation in the contract; and
●	Recognize revenue when or as the entity satisfies a performance obligation

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Components of revenue:	For the Year Ended December 31
	2022	2021
Professional Consulting	$13,124,812	$13,262,032
Maintenance Revenue	4,993,114	6,483,484
Software Revenue	11,781,362	7,863,387
Ancillary Service Revenue	15,085,988	14,092,477
	$44,985,276	$41,701,380

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of December 31, 2022, there was $460,709 in deferred maintenance, $472,266 in deferred support services, and $2,824,115 in deposits for future consulting services. As of December 31, 2021, there was $291,468 in deferred maintenance, $398,382 in deferred support services, and $1,785,733 in deposits for future consulting services.

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

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2022 and December 31, 2021, as defined in ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of December 31, 2022 and December 31, 2021 for cash, accounts receivable, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments. Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

Deferred Charges

The Company defers expenses until such time that the expense is consumed and charged to expense at that time. Deferred charges represent expenses related to the merger (see Note 15) and will be charged against the proceeds when the merger is consummated.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases

The Company accounts for its leases in accordance with ASC 842, Leases. The Company leases office space and equipment. The Company concludes on whether an arrangement is a lease at inception. This determination as to whether an arrangement contains a lease is based on an assessment as to whether a contract conveys the right to the Company to control the use of identified property, plant or equipment for period of time in exchange for consideration. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes these lease expenses on a straight-line basis over the lease term.

The Company has assessed its contracts and concluded that its leases consist of finance and operating leases. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s consolidated balance sheets.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year. At December 31, 2022, the Company had cash on deposit of approximately $7,050,862 in excess of the federally insured limits of $250,000.

No one customer represented more than 10% of the total accounts receivable and unbilled services for the years ended December 31, 2022 and 2021.

For the years ended December 31, 2022 and 2021, the top ten customers accounted for 7% ($3,147,258) and 9% ($3,644,319), respectively, of total revenues. The Company does not rely on any one specific customer for any significant portion of its revenue base.

For the years ended December 31, 2022 and 2021, purchases from one supplier through a “channel partner” agreement were approximately 15% and 13%, respectively. This channel partner agreement is for a one-year term and automatically renews for an additional one-year term on the anniversary of the agreements effective date.

For the year ended December 31, 2022, one supplier represented approximately 28% of total accounts payable. For the year ended December 31, 2021 one supplier represented approximately 24% of accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of December 31, 2022, the Company believes it has no significant risk related to its concentration of accounts receivable.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Income Taxes

The Company accounts for income taxes using the asset and liability method described in ASC 740, Income Taxes. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized for financial reporting purposes but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss carryforwards. Based on ASU 2015-17, Classification of Deferred Taxes, all deferred tax assets or liabilities are classified as long-term. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the enactment date.

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

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2019 to 2022 remain open to examination for both the U.S. federal and state jurisdictions.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There were no liabilities for uncertain tax positions at December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2022 and 2021.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value Measurement

FASB ASC 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and prescribes disclosures about fair value measurements.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires contract assets and contract liabilities (e.g. deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, "Revenue from Contracts with Customers". Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically, such amounts were recognized by the acquirer at fair value in purchase accounting. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. This was adopted on January 1, 2022 and did not have a significant impact on our consolidated financial position and consolidated results of operations.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Authoritative Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments, which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For receivables, and other short-term financial instruments, companies will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination. ASU No. 2016-13 will be effective for the Company in the first quarter 2023. Early adoption of the new standard is permitted; however, the Company has not elected to early adopt the standard. We are currently evaluating the effect that the new standard will have on our consolidated financial statements, if any.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 – NET LOSS PER COMMON SHARE

The Company’s basic loss per common share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share is based on net loss, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding options and warrants to the extent they are dilutive. For the years ended December 31, 2022 and 2021 since the Company had net losses, the effect of common stock equivalents is anti-dilutive, and, as such, common stock equivalents have been excluded from the calculation.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Basic net loss per share computation:
Net loss	$(282,219)	$(134,434)
Weighted-average common shares outstanding	5,167,081	5,026,420
Basic net loss per share	$(0.05)	$(0.03)
Diluted net loss per share computation:
Net loss per above	$(282,219)	$(134,434)
Weighted-average common shares outstanding	5,167,081	5,026,420
Incremental shares for convertible promissory note, warrants and stock options	-	-
Total adjusted weighted-average shares	5,167,081	5,026,420
Diluted net loss per share	$(0.05)	$(0.03)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Stock options	158,420	165,620
Warrants	-	4,988

Total potential dilutive securities not included in loss per share	158,420	170,608

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2022	December 31, 2021
Leasehold improvements	$165,701	$165,701
Equipment, furniture, and fixtures	3,821,575	3,360,315
	3,987,276	3,526,016
Less: accumulated depreciation and amortization	(3,275,962)	(2,889,115)

Property and equipment, net	$711,314	$636,901

Depreciation and amortization expense related to these assets for the years ended December 31, 2022 and 2021 was $386,847 and $346,202.

Property and equipment under finance leases (included in Note 7) are summarized as follows:

	December 31, 2022	December 31, 2021
Equipment, furniture, and fixtures	$1,256,092	$833,574
Less: accumulated amortization	(716,743)	(495,468)

Property and equipment, net	$539,349	$338,106

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

The components of intangible assets are as follows:

	December 31, 2022	December 31, 2021	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 –7
Intellectual property, customer list, and acquired contracts	7,743,283	6,237,612	5 –15
Total intangible assets	$8,133,365	$6,627,694
Less: accumulated amortization	(3,868,012)	(3,135,460)
	$4,265,353	$3,492,234

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 5 – INTANGIBLE ASSETS (Continued)

Amortization expense related to the above intangible assets was $732,552 and $531,102, respectively, the years ended December 31, 2022 and 2021. There was no impairment of intangible assets for the years ended December 31, 2022 and 2021, respectively.

The Company expects future amortization expense to be the following:

Amortization
2023	$647,844
2024	647,844
2025	644,367
2026	633,165
2027	619,516
thereafter	1,072,617
Total	$4,265,353

The following table provides a summary of the changes in goodwill for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Goodwill, at beginning of year	$1,011,952	$1,011,952
Goodwill additions	128,000	-
Goodwill deductions	-	-
Goodwill, at end of year	$1,139,952	$1,011,952

NOTE 6 – LONG-TERM AND RELATED PARTY DEBT

On May 31, 2018, SWK acquired certain assets of Info Sys Management, Inc. (“ISM”) pursuant to an asset purchase agreement for cash of $300,000 and a promissory note issued in the aggregate principal amount of $1,000,000 (the “ISM Note”). The ISM Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $17,528. The ISM Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, until payment in full of the ISM Note, all of the outstanding principal amount of the ISM Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03, a price equal to the average closing price of its Common Stock for the five (5) trading days immediately preceding the issuance date of the ISM Note (the “Fixed Conversion Price”). In February 2021, ISM converted the outstanding balance of the ISM Note in the amount of $479,112 into 119,004 shares of the Company’s common stock. At December 31, 2022 and December 31, 2021, the outstanding balances on the ISM Note were $-0- and $-0-, respectively.

On May 31, 2018, Secure Cloud Services acquired certain assets of Nellnube, Inc. (“Nellnube”) pursuant to an Asset Purchase Agreement for a promissory note issued in the aggregate principal amount of $400,000 (the “Nellnube Note”). The Nellnube Note is due five years from the closing date and bears interest at a rate of two percent (2%) per annum. Monthly payments including interest are $7,011. The Nellnube Note has an optional conversion feature whereby the holder may, at its sole and exclusive option, elect to convert, at any time and from time to time, all of the outstanding principal amount of the Nellnube Note, plus accrued interest, into shares (the “Conversion Shares”) of the Company’s Common Stock, (“Common Stock”) at per share price equal to $4.03 (the “Fixed Conversion Price”). In February 2021, Nellnube converted the outstanding balance of the Nellnube Note loan in the amount of $191,645 into 47,602 shares of the Company’s common stock. At December 31, 2022 and December 31, 2021, the outstanding balances on the Nellnube Note were $-0- and $-0-, respectively.

On January 1, 2019, SWK acquired certain assets of Partners in Technology, Inc. (“PIT”) pursuant to an Asset Purchase Agreement for cash of $60,000 and the issuance of a promissory note in the aggregate principal amount of $174,000 (the “PIT Note”). The PIT Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,984. At December 31, 2022 and December 31, 2021, the outstanding balances of the loan were $-0- and $4,975, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 6 – LONG-TERM AND RELATED PARTY DEBT (Continued)

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 has a term of one (1) year and is subject to downward adjustment based on whether certain revenue milestones are achieved. In July 2021, the Company waived its rights to any downward adjustments on these notes, and agreed to pay the full face amount, plus interest, on those notes on the date of maturity. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 has a term of three (3) years and is not subject to a downward adjustment. On July 31, 2021, the Company paid Note 1 and accrued interest in the amount of $107,543. On August 4, 2022, the Company paid Note 2 and accrued interest in the amount of $111,924. At December 31, 2022 and December 31, 2021, the outstanding balances on the PT Notes were $103,333 and $206,667, respectively.

On October 1, 2020, SWK acquired certain assets of Computer Management Services, LLC, (“CMS”) pursuant to an Asset Purchase Agreement for cash of $410, clients’ deposits related to technical support in the amount of $50,115, prepaid time from clients in the amount of $67,073, and the issuance of a promissory note in the aggregate principal amount of $170,000 (the “CMS Note”) for a total of $287,598. The CMS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,869. At December 31, 2022 and December 31, 2021, the outstanding balances on the CMS Note were $48,249 and $105,097, respectively.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”). The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,031. At December 31, 2022 and December 31, 2021, the outstanding balances on the BSS Note were $140,748 and $185,820, respectively.

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”). The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $3,724. At December 31,2022 and December 31, 2021, the outstanding balances on the CTS Note were $58,741 and $101,781, respectively.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”). The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $12,889. At December 31, 2022 and December 31, 2021, the outstanding balances on the PSI Note were $215,863 and $364,600, respectively.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 6 – LONG-TERM AND RELATED PARTY DEBT (Continued)

The Note will be amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, is due and payable on January 1, 2023, after the revised principal amount of the Buyer Note is determined and thereafter, payments will be made quarterly in twelve equal installments. At December 31, 2022, the outstanding balance on the DTSI Note was $835,000 (see Note 10).

On January 19, 2022, SWK acquired the customer list of NEO3, LLC (“NEO3”) pursuant to an Asset Purchase Agreement for the customer list for $150,000 cash and the issuance of a promissory note in the aggregate principal amount of $75,000 (the “NEO3 Note”). The NEO3 Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $2,148. At December 31, 2022 the outstanding balance on the NEO3 Note was $52,559.

At December 31, 2022 and December 31, 2021, certain long-term debt is considered a related party liability as holders, including Prairie Tech and PIT, are current employees of the Company. As of December 31, 2022 and December 31, 2021, the outstanding balances of this debt were $103,333 and $211,642, respectively.

Total long-term debt balances at December 31, 2022 and 2021 were $1,454,493 and $968,940, respectively, of which $783,479 and $402,005 was classified as current portion at December 31, 2022 and 2021, respectively.

At December 31, 2022, future payments of promissory notes are as follows over each of the next four fiscal years:

2023	$783,479
2024	360,093
2025	258,738
2026	52,183
Total	$1,454,493

NOTE 7 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying consolidated balance sheets. The related obligations are based upon the present value of the future minimum lease payments with the following:

	December 31, 2022	December 31, 2021
Weighted average remaining lease terms	3.44	2.10
Weighted average interest rates	7.31%	7.9%

At December 31, 2022, future payments under finance leases are as follows:

2023	$252,977
2024	177,214
2025	115,608
2026	115,608
2027	48,170
Total minimum lease payments	709,577
Less amounts representing interest	(93,134)
Present value of net minimum lease payments	616,443
Less current portion	(214,990)
Long-term capital lease obligation	$401,453

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 8 – OPERATING LEASE LIABILITIES

The Company leases space in four different locations and also has an equipment lease rental with monthly payments ranging from $3,022 to $10,279 which expire at various dates through April 2024.

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

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term	1.19	2.46
Weighted average discount rate	4.77%	4.77%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2022:

2023	$277,881
2024	60,735
Total undiscounted future minimum lease payments	338,616
Less: Difference between undiscounted lease payments and discounted lease liabilities	(10,054)
Total operating lease liabilities	$328,562
Less current portion	(268,345)
Long-term operating lease liabilities	$60,217

Total rent expense under operating leases for the year ended December 31, 2022 was $387,228 as compared to $616,849 for the year ended December 31, 2021. Rent expense paid with cash was $395,003 for the year ended December 31, 2022, as compared to $628,657 for the year ended December 31, 2021.

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

DECEMBER 31, 2022 AND 2021

NOTE 9 – EQUITY (Continued)

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

For the year ended December 31, 2022, the Company issued no shares under the 2021 At Market Agreement. For the year ended December 31, 2021, the company issued and sold a total of 468,300 shares generating $4,180,904, net of legal expenses.

Stock Repurchase Program

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock. Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended or discontinued at any time. The Company expects to finance the program from existing cash resources. On November 5, 2021, the Board of Directors voted to increase the authorized amount of the buyback from $2 million to $5 million. As of December 31, 2022, no repurchases have been made.

Issuance of Common Stock

On September 29, 2022, the Company approved 120,000 shares of common stock in exchange for services. The market value of these shares was $297,600.

Dividends

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 9 – EQUITY (Continued)

Stock Options

The Company adopted the 2019 Equity and Incentive Plan (the “2019 Plan”) to order provide long-term incentives for employees and non-employees to contribute to the growth of the Company and attain specific performance goals.

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Common Stock. The expected life of the options granted represents the period from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. There were no stock options granted for the year ended December 31, 2022. On March 29, 2021, 99,990 stock options were granted with an exercise price of $6.53 per option and have a five-year term with a two-year vesting period at 50% per annum. The fair value of stock options granted was $4.888 per option on the date of grant using the Black Scholes option-pricing model with the assumptions in the below table. On October 14, 2021, 71,630 shares were granted to directors and officers with an exercise price of $5.90 per option and have a five-year term and are vested at the date of grant. The fair value of stock options granted was $4.14 per option on the date of grant using the Black Scholes option-pricing model with the assumptions in the below table.

Date of Grant	Dividend Yield	Risk-free Interest Rate	Volatility	Life

March 21, 2021	0.00%	0.89%	101.36%	5 years
October 14, 2021	0.00%	1.05%	91.51%	5 years

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2022 and 2021 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2021	-	$-	-	$-0-
Options granted	171,620	6,268
Options canceled/forfeited	(6,000)	$6,530

Outstanding options at December 31, 2021	165,620	$6.256	4.48 years	$-0-
Options granted	-	-
Options canceled/forfeited	(7,200)	$6.530

Outstanding options at December 31, 2022	158,420	$6.245	3.49 years	$-0-

Vested Options:
December 31, 2022:	115,025	$6.138	3.49 years	$-0-
December 31, 2021:	71,630	$5.900	4.79 years	$-0-

Total stock compensation recognized for the year ended December 31, 2022 and 2021 was $180,260 and $441,310, respectively

As of December 31, 2022 and 2021, the unamortized compensation expense for stock options was $41,437 and $228,726, respectively. The remaining amount will be recognized over the next 0.25 years.

As of December 31, 2022, there were 1,056,670 shares available for issuance under the Plan.

Warrants

As of December 31, 2021, the Company had outstanding warrants outstanding to purchase 4,988 shares of the Company’s common stock at an exercise price of $4.01 per share. These warrants expired in March 2022.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

The Company expects these acquisitions to create synergies by combining operations and expanding geographic market share and product offerings.

The following summarizes the purchase price allocation for all prior year and current year’s acquisitions:

	2021 Purchase CTS	2021 Purchase PSI	2022 Purchase DTS

Cash consideration	$-	$145,703	$500,000
Note payable	130,000	450,000	835,000
Total purchase price	$130,000	$595,703	$1,335,000

Customer list	$130,000	$695,641	$1,207,000
Goodwill	-	-	128,000
Total assets acquired	130,000	695,641	1,335,000

Deferred revenue	-	(99,938)	-
Net assets acquired	$130,000	$595,703	$1,335,000

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 10 – BUSINESS COMBINATIONS (Continued)

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions of CT-Solution, Inc. (“CTS”), acquired April 1, 2021, PeopleSense, Inc. (“PSI), acquired May 1, 2021, and DTS, acquired January 1, 2022 occurred on January 1, 2021, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the year ended December 31, 2021 as if the acquisitions occurred on January 1, 2021. For the year ended December 31 2021, operating expenses have been increased for the amortization expense of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Year Ended December 31, 2021
Net revenues	$43,888,590
Cost of revenues	25,730,512
Operating expenses, amortization and interest	18,054,700
Other income	(321,359)
Income before taxes	424,737
Net income	$140,006
Basic and diluted income per common share	$0.03

The Company’s consolidated financial statements for the year ended December 31, 2022 include the actual results of CTS, PSI and DTS, and as such, pro forma results are not required.

For the year ended December 31, 2021, there is $4,644 of estimated amortization expense and $606 of estimated interest expense included in the pro-forma results for CTS, $33,126 of estimated amortization expense and $2,797 of estimated interest expense included in the pro-forma results for PSI, and $190,714 of estimated amortization expense and $27,138 of estimated interest expense included in the pro-forma results for DTS.

For the year ended December 31, 2022, the CTI, PSI and DTS operations had a net income before taxes of $420,370 which represented twelve months of operations for CTI, PSI and DTS that were included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2022. This consisted of approximately $2,626,038 in revenues, $1,481,276 in cost of revenues and $724,392 in expenses.

NOTE 11 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,400,000 as of December 31, 2022, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and begin to expire in the year 2025 to 2033.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 11 – INCOME TAXES (Continued)

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

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$1,238,000	$1,314,000
Long lived assets	206,000	101,000
Share based payments	5,000	5,000
Accrued expenses	102,000	77,000
Allowance for doubtful accounts	122,000	95,000
Other	35,000	16,000
Deferred tax asset	1,708,000	1,608,000

Deferred tax liabilities:
Long lived assets	(185,000)	(197,000)
Deferred tax liabilities	(185,000)	(197,000)

Net deferred tax asset	1,523,000	1,411,000
Less: Valuation allowance	(417,000)	(420,000)
Net deferred tax asset	$1,106,000	$991,000

For the year ended December 31, 2022, the Company recorded a tax benefit in the amount of $192,184 based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO), which are not tax deductible.

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

A reconciliation of the statutory income tax rate to the effective rate is as follows for the period December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Federal income tax rate	21%	21%
State income tax, net of federal benefit	(3%)	61%
Permanent items	(8%)	218%
Gain on bargain purchase	-	(34%)
Return to provision for prior year	30%	135%
Change in valuation allowance	1%	6%
Effective income tax rate	41%	407%

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 11 – INCOME TAXES (Continued)

Income tax provision from continuing operations:

	Year Ended
	December 31,	December 31,
	2022	2021
Current:
Federal	$(105,826)	$92,334
State and local	22,410	37,545

Total current tax (benefit) provision	(83,416)	129,879

Deferred:
Federal	(78,677)	51,207
State and local	(30,091)	(3,081)

Total deferred tax (benefit) provision	(108,768)	48,126

Total (benefit) provision	$(192,184)	178,005

NOTE 12 – RELATED PARTY TRANSACTIONS

At December 31, 2022 and December 31, 2021, certain long-term debt is considered a related party liability as holders, including Prairie Tech and PIT, are current employees of the Company. As of December 31, 2022 and December 31, 2021, the outstanding balances of this debt were $103,333 and $211,642, respectively.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 14 – SALE OF PRODUCT LINE (Continued)

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

●

A stock dividend of one share of SilverSun Technologies Holdings, Inc. ("HoldCo"), a recently formed subsidiary of SilverSun. HoldCo's sole assets are its 100% ownership of SWK and SCS (together the "Subsidiaries"), which Subsidiaries accounted for the large majority of SilverSun's revenue in 2022. It is expected that the capital structure of HoldCo will roughly approximate the current capital structure of SilverSun;

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

The proposed Mergers are expected to close in March or April of 2023, subject to the receipt of any applicable regulatory approvals, the approval of SilverSun's and Rhodium's respective stockholders, and other customary closing conditions.

Prior to the Mergers, SilverSun will hold a special meeting of its shareholders as of a pre-Merger record date to be determined (the “Special Meeting”). At the Special Meeting, the SilverSun stockholders will be asked to vote on the proposals set forth in the Form S-4 Registration Statement of SilverSun (the “Form S-4”) filed on October 19, 2022, as amended on January 9, 2023 and February 14, 2023 and as may be further amended in the future. These proposals include, but are not limited to, approval of (i) the Mergers; (ii) the Amended and Restated Certificate of Incorporation (and the matters covered thereby including the Reverse Stock Split); (iii) the Separation and Distribution Agreement; (iv) the SilverSun Technologies, Inc. 2023 Omnibus Incentive Plan; (v) the share issuances related to the Mergers requiring Nasdaq approval; and (vi) the post-Merger board nominees. These proposals are set forth in greater detail in the Form S-4. The Mergers are conditioned upon the approval of the Merger Proposal, subject to terms of the Merger Agreement. If the Merger Proposal is not approved, the other proposals (except the adjournment proposal, as described in the S-4 ) will not be presented to the shareholders for a vote. Similarly, approval of the Merger proposal is subject to the approval of the Amended and Restated Certificate of Incorporation proposal, the Separation and Distribution

The Merger Agreement may be terminated, whether before or after obtaining the requisite vote of SilverSun shareholders, by mutual written consent of SilverSun and Rhodium.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

NOTE 15 – MERGER (Continued)

The Merger Agreement may be terminated, and the transactions abandoned, by either SilverSun or Rhodium at any time before the effective time of the , by written notice from one to the other if (i) the Closing has not occurred on or before March 31, 2023 or such later date mutually agreed to by SilverSun and Rhodium (the “Termination Date”), except that the right to terminate the Merger Agreement for this reason is not available to any party who is then in material breach of the Merger Agreement; (ii) the requisite vote of SilverSun shareholders has not been obtained by reason of the failure to obtain the required vote at the SilverSun Shareholders’ Meeting (or any adjournment or postponement of such meeting) duly convened for such purpose, except that the right to terminate the Merger Agreement for this reason shall not be available to SilverSun where the failure to obtain the requisite vote has been caused by the action or failure to act of any of the SilverSun Entities or such action or failure to act constitutes a material breach by any of the SilverSun Entities of the Merger Agreement; or (iii) any law or order is enacted, issued, promulgated or entered by a governmental authority of competent jurisdiction (including Nasdaq) that permanently enjoins, or otherwise prohibits the consummation of the transactions, and (in the case of any order) such order has become final and non-appealable.

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

SilverSun Technologies Holdings, Inc. filed its Form 10 with the SEC on December 23, 2022. The Form 10 was withdrawn on February 21, 2023 because the financial statements contained therein were stale. SilverSun Technologies Holdings, Inc. intends to refile a Form 10 containing updated financial statements on or about early March 2023 and expects to be able to request accelerated effectiveness of the Form 10 at its discretion.

On February 14, 2023, the Company filed Amendment 2 to Form S-4 Registration Statement with the SEC.

See business section of the Form 10-K for additional information.