Form 10-Q
period 2023-03-31
SilverSun Technologies, Inc.
filed 2023-05-09
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 5, 2023, there were 5,256,177 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$6,875,779	$8,008,633
Accounts receivable, net of allowance of $514,775 and $490,311 as of March 31, 2023 and December 31, 2022, respectively	2,231,405	2,232,960
Unbilled services	937,418	367,165
Deferred charges	1,792,190	1,516,895
Prepaid expenses and other current assets	1,741,412	1,573,615

Total current assets	13,578,204	13,699,268

Property and equipment, net	623,752	711,314
Operating lease right-of-use assets	445,755	328,562
Intangible assets, net	4,103,392	4,265,353
Goodwill	1,139,952	1,139,952
Deferred tax assets	1,024,486	1,106,065
Deposits and other assets	187,553	187,553

Total assets	$21,103,094	$21,438,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,846,568	$3,272,555
Accrued expenses	2,212,680	2,432,703
Accrued interest	23,942	23,757
Long-term debt – current portion	510,530	680,146
Long-term – related party – current portion	103,333	103,333
Finance lease obligations – current portion	208,511	214,990
Operating lease liabilities – current portion	334,237	268,345
Deferred revenue	3,976,574	3,757,090

Total current liabilities	10,216,375	10,752,919

Long-term debt net of current portion	551,342	671,014
Finance lease obligations net of current portion	352,407	401,453
Operating lease liabilities net of current portion	111,518	60,217

Total liabilities	11,231,642	11,885,603

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares, 5,256,177 and 5,256,177 shares issued and outstanding as of March 31, 2023 December 31, 2022, respectively	53	53
Additional paid-in capital	10,470,498	10,429,001
Accumulated deficit	(599,099)	(876,590)

Total stockholders’ equity	9,871,452	9,552,464

Total liabilities and stockholders’ equity	$21,103,094	$21,438,067

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues:
Software product, net	$3,322,329	$2,610,962
Service, net	9,805,409	8,412,882
Total revenues, net	13,127,738	11,023,844

Cost of revenues:
Product	1,932,275	1,524,579
Service	5,837,903	4,794,398
Total cost of revenues	7,770,178	6,318,977

Gross profit	5,357,560	4,704,867

Selling, general and administrative expenses:
Selling and marketing expenses	2,178,703	1,775,811
General and administrative expenses	2,560,028	2,640,977
Share-based compensation expenses	41,497	45,945
Depreciation and amortization expenses	207,795	261,850
Total selling, general and administrative expenses	4,988,023	4,724,583

Income (loss) from operations	369,537	(19,716)

Other expense:
Interest expense, net	(17,255)	(18,852)
Total other expense	(17,255)	(18,852)

Income (loss) before taxes	352,282	(38,568)

Provision for income taxes	74,791	2,088

Net income (loss)	$277,491	$(40,656)

Net income (loss) per common share – basic and fully diluted	$0.05	$(0.01)
Weighted average shares outstanding:
Basic	5,256,177	5,136,177
Diluted	5,256,177	5,136,177

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	-	$-	-	$-	5,256,177	$53	$10,429,001	$(876,590)	$9,552,464

Share-based compensation	-	-	-	-	-	-	41,497	-	41,497
Net income	-	-	-	-	-	-	-	277,491	277,491

Balance at March 31, 2023	-	$-	-	$-	5,256,177	$53	$10,470,498	$(599,099)	$9,871,452

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	-	$-	-	$-	5,136,177	$52	$9,951,142	$(594,371)	$9,356,823

Share-based compensation	-	-	-	-	-	-	45,945	-	45,945
Net loss	-	-	-	-	-	-	-	(40,656)	(40,656)

Balance at March 31, 2022	-	$-	-	$-	5,136,177	$52	$9,997,087	$(635,027)	$9,362,112

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$277,491	$(40,656)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	81,579	2,088
Depreciation and amortization	92,541	98,425
Amortization of intangibles	161,961	190,457
Amortization of right of use assets	99,118	360,768
Provision for bad debts	24,464	-
Share-based compensation	41,497	45,945

Changes in assets and liabilities:
Accounts receivable	(22,909)	164,565
Unbilled services	(570,253)	(337,150)
Deferred charges	(275,295)	-
Prepaid expenses and other current assets	(167,797)	(302,141)
Accounts payable	(425,987)	35,918
Accrued expenses	(220,023)	147,344
Accrued interest	185	(5,592)
Deferred revenues	219,484	(7,449)
Operating lease obligations	(99,118)	(360,768)
Net cash used in operating activities	(783,062)	(8,246)

Cash flows used in investing activities:
Purchase of property and equipment	(4,979)	(30,548)
Acquisition of business	-	(150,000)
Net cash used in investing activities	(4,979)	(180,548)

Cash flows used in financing activities:
Payment of long-term debt	(289,288)	(81,901)
Payment of finance lease obligations	(55,525)	(56,989)
Net cash used in financing activities	(344,813)	(138,890)

Net decrease in cash	(1,132,854)	(327,684)

Cash, beginning of period	8,008,633	6,814,117

Cash, end of period	$6,875,779	$6,486,433

Cash paid during period for:
Interest	$40,491	$24,534
Income taxes	$6,679	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the three months ended March 31, 2023:

The Company entered into an operating lease for equipment with Digital Fortress, Inc. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $115,313.

The Company entered into an operating lease for equipment and space with Cologix USA, Inc. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $114,480.

For the three months ended March 31, 2022:

On January 1, 2022, the Company entered into an asset purchase agreement with Dynamic Tech Services, Inc (“DTS”) to acquire certain assets of DTS. The purchase price for the Acquired Assets was $1,335,000, $500,000 of which was paid in cash in December 2021 and $835,000 of which was paid through the issuance of a four-year $835,000 promissory note dated January 1, 2022, paying interest at the rate of 3.25% per annum (see Note 11).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2023, the results of operations for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. These results are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K. The December 31, 2022 consolidated balance sheet included herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts

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

The Company maintains an allowance for bad debt estimated by considering a number of factors, including the length of time the amounts are past due, the Company’s previous loss history and the customer’s current ability to pay its obligations. Accounts are written off against the allowance when deemed uncollectable. . Recoveries of receivables previously written off are recorded as a reduction of bad debt expense when received ASC 326-20-30-2 requires a reporting entity to use a pooled approach to estimate expected credit losses for financial assets with similar risk characteristics. If a financial asset does not share similar risk characteristics with other financial assets held by the reporting entity, the allowance for credit losses should be determined on an individual basis. Similar risk characteristics for trade receivables may include customer credit rating, trade receivable aging category (e.g., 30-90 days past due), industry, geographical location of the customer, product line, and other factors that may influence the likelihood of the customer not being able to pay for the goods or services. The Company utilizes this individual approach for its trade receivables and unbilled services as each customer does not share similar risks.

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three months ended March 31, 2023 and 2022.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three months ended March 31, 2023 and 2022.

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

Components of revenue:

	For the Three Months Ending March 31,
	2023	2022
Software revenue	$3,322,329	$2,610,962
Professional consulting	4,336,632	3,302,804
Maintenance revenue	1,382,969	1,348,000
Ancillary service revenue	4,085,808	3,762,078
	$13,127,738	$11,023,844

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services that will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of March 31, 2023, there was $403,850 in deferred maintenance revenues, $522,693 in deferred support service revenues and $3,050,031 in deposits for future consulting services. As of December 31, 2022, there was $460,709 in deferred maintenance, $472,266 in deferred support services, and $2,824,115 in deposits for future consulting services.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2023 and December 31, 2022, as defined in ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying unaudited condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 for cash, accounts receivable, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments. For each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

Deferred Charges

The Company defers expenses until such time that the expense is consumed and charged to expense at that time. Deferred charges represent expenses related to the merger (see Note 14) and will be charged against the proceeds when the merger is consummated.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year. At March 31, 2023 and December 31, 2022, the Company had cash on deposit of $5,690,968 and $7,050,862, respectively, in excess of the federally insured limits of $250,000.

As of March 31, 2023, no one customer represented more than 10% of the total accounts receivable and unbilled services. As of December 31, 2022, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the three months ended March 31, 2023 and 2022, the Company’s top ten customers accounted for 10% ($1,329,501) and 11% ($1,218,890), respectively, of total revenues. The Company does not rely on any one specific customer for any significant portion of its revenue.

For the three months ended March 31, 2023 and 2022 purchases from one supplier through a “channel partner” agreement were approximately 14% and 11% of cost of revenues, respectively. The channel partner agreements are for a one-year term and automatically renew for an additional one-year term on the anniversary of the agreement’s effective date.

As of March 31, 2023, one supplier represented approximately 25% of total accounts payable. For the year ended December 31, 2022, one supplier represented approximately 28% of total accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash. As of March 31, 2023, the Company believes it has no significant risk related to its concentration of credit risk related to accounts receivable.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method described in ASC 740, “Income Taxes”. Deferred tax assets arise from a variety of sources, the most significant being: a) tax losses that can be carried forward to be utilized against profits in future years; b) expenses recognized for financial reporting purposes but disallowed in the tax return until the associated cash flow occurs; and c) valuation changes of assets which need to be tax effected for book purposes but are deductible only when the valuation change is realized.

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

Income Taxes (Continued)

The Company has federal net operating loss (“NOL”) carryforwards which are subject to limitations under Section 382 of the Internal Revenue Code.

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2019 to 2022 remain open to examination for both the U.S. federal and state jurisdictions.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There were no liabilities for uncertain tax positions at March 31, 2023 and December 31, 2022.

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

The Company’s current financial assets and liabilities approximate fair value due to their short-term nature and include cash, accounts receivable, accounts payable, and accrued liabilities. The carrying value of longer-term leases and debt obligations approximate fair value as their stated interest rates approximate the rates currently available. The Company’s goodwill and intangibles are measured at fair-value using Level 3 inputs at acquisition, as discussed in Notes 6 and 11.

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

Recently Adopted Authoritative Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments, which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For receivables, and other short-term financial instruments, companies are required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination. This standard was adopted on January 1, 2023 and did not have a significant impact on our consolidated financial position and consolidated results of operations.

Recent Authoritative Pronouncements

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – NET INCOME (LOSS) PER COMMON SHARE

The Company’s basic income (loss) per common share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is based on net income (loss), divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding option and warrants to the extent they are dilutive.

For the three months ended March 31, 2023 and 2022, the average market prices for the periods ended are less than the exercise price of all the outstanding stock options, therefore, the inclusion of the stock options would be anti-dilutive. In addition, for the three months ended March 31, 2022, since the Company has a net loss, the effect of common stock equivalents is anti-dilutive, and, as such, common stock equivalents have been excluded from the calculation.

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Basic net income (loss) per share computation:
Net income (loss)	$277,491	$(40,656)
Weighted-average common shares outstanding	5,256,177	5,136,177
Basic net income (loss) per share	$0.05	$(0.01)
Diluted net income (loss) per share computation:
Net income (loss) per above	$277,491	$(40,656)
Weighted-average common shares outstanding	5,256,177	5,136,177
Total adjusted weighted-average shares	5,256,177	5,136,177
Diluted net income (loss) per share	$0.05	$(0.01)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on income (loss) per share.

	Three Months March 31, 2023	Three Months March 31, 2022
Stock options	158,420	165,620
Total potential dilutive securities not included in income (loss) income per share	158,420	165,620

NOTE 4 – ALLOWANCE FOR EXPECTED CREDIT LOSSES

Trade receivables and unbilled services with customers are financial assets analyzed by the Company under the expected credit loss model. To measure expected credit losses, trade receivables are grouped based on shared risk characteristics (i.e., the relevant industry sector and customer's geographical location) and days past due (i.e., delinquency status), while considering the following, if appropriate:

●	Customers in the same geographical location share similar risk characteristics associated with the macroeconomic environment of their region.
●

The expected credit loss rate is likely to increase as receivables move to older aging buckets. The Company used the following aging categories to estimate the risk of delinquency status: (i) 0 days past due; (ii) 1-30 days past due; (iii) 31-60 days past due; (iv) 61-90 days past due; and (v) over 90 days past due.

If a financial asset does not share similar risk characteristics with other financial assets held by the reporting entity, the allowance for credit losses should be determined on an individual basis. Similar risk characteristics for trade receivables may include customer credit rating, trade receivable aging category (e.g., 30-90 days past due), industry, geographical location of the customer, product line, and other factors that may influence the likelihood of the customer not being able to pay for the goods or services. The Company, for the most part, utilizes this individual approach for its trade receivables and unbilled services as each customer does not share similar risks.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – ALLOWANCE FOR EXPECTED CREDIT LOSSES (Continued)

Rollforward of Allowance for Doubtful Accounts

The following table represents the rollforward of the allowance for doubtful accounts for the three months ended March 31, 2023 and the year ended December 31, 2022:

	March 31, 2023	December 31, 2022
Balance at beginning of period	$490,311	$330,311
Current period provision for expected losses	25,000	170,178
Write-offs	(536)	(10,178)
Balance at end of period	514,775	490,311

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2023	December 31, 2022
Leasehold improvements	$165,701	$165,701
Equipment, furniture and fixtures	3,826,554	3,821,575
	3,992,255	3,987,276
Less: Accumulated depreciation and amortization	(3,368,503)	(3,275,962)

Property and equipment, net	$623,752	$711,314

Depreciation and amortization expense related to these assets for the three months ended March 31, 2023 and 2022 were $92,541 and $98,425.

Property and equipment under finance leases (included in Note 8) are summarized as follows:

	March 31, 2023	December 31, 2022
Equipment, furniture, and fixtures	$1,256,092	$1,256,092
Less: Accumulated amortization	(770,994)	(716,743)

Property and equipment, net	$485,098	$539,349

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

On January 1, 2022 (“Effective Date”), the Company entered into an asset purchase agreement with Dynamic Tech Services, Inc (“DTS”) to acquire certain assets of DTS. The purchase price for the Acquired Assets was $1,335,000, $500,000 of which was paid in cash and $835,000 of which was paid through the issuance of a four-year $835,000 promissory note dated January 1, 2022, paying interest at the rate of 3.25% per annum (see Note 11).

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – INTANGIBLE ASSETS (Continued)

The components of intangible assets are as follows:

	March 31, 2023	December 31, 2022	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 –7
Intellectual property, customer list, and acquired contracts	7,743,283	7,743,283	5 –15
Total intangible assets	8,133,365	8,133,365
Less: accumulated amortization	(4,029,973)	(3,868,012)
	$4,103,392	$4,265,353

Amortization expense related to the above intangible assets for the three months ended March 31, 2023 and 2022 was $161,961 and $190,457, respectively.

The Company expects future amortization expense to be the following:

Amortization
Remainder of 2023	$485,883
2024	647,844
2025	644,367
2026	633,165
2027	619,516
Thereafter	1,072,617
Total	$4,103,392

NOTE 7 –LONG-TERM AND RELATED PARTY DEBT

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). This long-term debt is considered related party debt as a holder is a current employee of the Company. The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 had a term of one (1) year and was subject to downward adjustment based on whether certain revenue milestones are achieved. In July 2021, the Company waived its rights to any downward adjustments on these notes, and agreed to pay the full-face amount, plus interest, on those notes on the date of maturity. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 has a term of three (3) years and is not subject to a downward adjustment. On July 31, 2021, the Company paid Note 1 and accrued interest in the amount of $107,543. On August 4, 2022, the Company paid Note 2 and accrued interest in the amount of $111,924. At March 31, 2023 and December 31, 2022, the outstanding balances on the PT Notes were $103,333 and $103,333, respectively.

On October 1, 2020, SWK acquired certain assets of Computer Management Services, LLC, (“CMS”) pursuant to an Asset Purchase Agreement for cash of $410, clients’ deposits related to technical support in the amount of $50,115, prepaid time from clients in the amount of $67,073, and the issuance of a promissory note in the aggregate principal amount of $170,000 (the “CMS Note”) for a total of $287,598. The CMS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,869. At March 31, 2023 and December 31, 2022, the outstanding balances on the CMS Note were $33,858 and $48,249, respectively.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”). The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,031. At March 31, 2023 and December 31, 2022, the outstanding balances on the BSS Note were $129,339 and $140,748, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 –LONG-TERM AND RELATED PARTY DEBT (Continued)

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”). The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $3,724. At March 31, 2023 and December 31, 2022, the outstanding balances on the CTS Note were $47,846 and $58,741, respectively.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”). The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $12,889. At March 31, 2023 and December 31, 2022, the outstanding balances on the PSI Note were $178,213 and $215,863, respectively.

On January 1, 2022, SWK acquired certain assets of Dynamic Tech Services, Inc. (“DTSI”) pursuant to an Asset Purchase Agreement for $500,000 cash and the issuance of a promissory note in the aggregate principal amount of $835,000 (the “DTSI Note”). The DTSI Note bears interest at a rate of three and one-quarter percent (3.25%) per annum. The principal amount of the Note is subject to a downward adjustment in the event the Company loses any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of DTS immediately prior to the Effective Date (the “DTS Customers”). Any such downward adjustment will be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from DTS Customers. In the event that subscription renewal revenue received from DTS Customers during the one-year period immediately following the Effective Date is less than 95% of the subscription renewal revenue received by DTS from DTS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note will be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances will the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). The Note will be amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, is due and payable on January 1, 2023, after the revised principal amount of the Buyer Note is determined and thereafter, payments will be made quarterly in twelve equal installments. At March 31, 2023 and December 31, 2022, the outstanding balances on the DTSI Note was $626,250 and $835,000, respectively (see Note 11).

On January 19, 2022, SWK acquired the customer list of NEO3, LLC (“NEO3”) pursuant to an Asset Purchase Agreement for the customer list for $150,000 cash and the issuance of a promissory note in the aggregate principal amount of $75,000 (the “NEO3 Note”). The NEO3 Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $2,148. At March 31, 2023 and December 31, 2022, the outstanding balance on the NEO3 Note was $46,366 and $52,559, respectively.

Total long-term and related party debt balances at March 31, 2023 and December 31, 2022 were $1,165,205 and $1,454,493, respectively, of which $613,863 and $783,479 was classified as current portion at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, future payments of long-term debt are as follows:

Remainder of 2023	$494,190
2024	360,091
2025	258,736
2026	52,188
Total	$1,165,205

NOTE 8 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying unaudited condensed consolidated balance sheets. The weighted average interest rate as of March 31, 2023 was 7.27% and the following weighted-average lease term:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term	3.30	3.44

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – FINANCE LEASE OBLIGATIONS (Continued)

At March 31, 2023 future payments under finance leases are as follows:

March 31, 2023
Remainder of 2023	$186,413
2024	177,214
2025	115,608
2026	115,608
2027	48,170
Total minimum lease payments	643,013
Less amounts representing interest	(82,095)
Present value of net minimum lease payments	560,918
Less current portion	(208,511)
Long-term finance lease obligation	$352,407

NOTE 9 – OPERATING LEASE LIABILITY

The Company leases space in four different locations and also has an equipment lease rental with monthly payments ranging from $3,180 to $10,279 which expire at various dates through October 2025.

The Company entered into an operating lease for equipment with Digital Fortress, Inc. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $115,313 during the period ended March 31, 2023.

The Company entered into an operating lease for equipment and space with Cologix USA, Inc. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $114,480 during the period ended March 31, 2023.

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

The Company's weighted average remaining lease term for operating leases as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term	1.48	1.19

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2023:

Remainder 2023	$272,712
2024	157,958
2025	31,800
Total undiscounted future minimum lease payments	462,470
Less: Difference between undiscounted lease payments and discounted lease liabilities	(16,715)
Total operating lease liabilities	445,755
Less current portion	(334,237)
Long-term operating lease liabilities	$111,518

Total rent expense under operating leases for the three months ended March 31, 2023 and 2022 was $82,666 and $119,329, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY

Stock Repurchase Program

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock. Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended, or discontinued at any time. The Company expects to finance the program from existing cash resources. On November 5, 2021, the Board of Directors voted to increase the authorized amount of the buyback from $2 million to $5 million. As of March 31, 2023, no repurchases have been made.

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

There were no stock options granted for the three months ended March 31, 2023.

A summary of the status of the Company’s stock option plans for the three months ended March 31, 2023 and the year ended December 31, 2022 and changes during the periods are presented below (in number of options):

	Number of Options	Average Exercise Price

Outstanding options at January 1, 2022	165,620	$6.256
Options granted	-	-
Options canceled/forfeited	(7,200)	$6.530

Outstanding options at December 31, 2022	158,420	$6.245
Options granted	-	-
Options canceled/forfeited	-	$-

Outstanding options at March 31, 2023	158,420	$6.245

For the three months ended March 31, 2023, the Company recorded share-based compensation expense of $41,497 as compared to $45,945 for the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, the unamortized compensation expense for stock options was $-0- and $41,497, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – BUSINESS COMBINATIONS

On January 1, 2022 (“Effective Date”), the Company entered into an asset purchase agreement with Dynamic Tech Services, Inc (DTS”) to acquire certain assets of DTS. The purchase price for the Acquired Assets was $1,335,000, $500,000 of which was paid in cash and $835,000 of which was paid through the issuance of a four-year $835,000 promissory note dated January 1, 2022, paying interest at the rate of 3.25% per annum. The principal amount of the Note is subject to a downward adjustment in the event the Company loses any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of DTS immediately prior to the Effective Date (the “DTS Customers”). Any such downward adjustment will be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from DTS Customers. In the event that subscription renewal revenue received from DTS Customers during the one-year period immediately following the Effective Date is less than 95% of the subscription renewal revenue received by DTS from DTS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note will be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances will the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). There was no downward adjustment necessary as measured on the one-year anniversary of the note, January 1, 2023. The Note is amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, is due and payable on January 1, 2023, after the revised principal amount of the Buyer Note is determined and thereafter, payments will be made quarterly in twelve equal installments. Upon completion of an independent valuation, the allocation of the purchase price was $1,207,000 to customer lists with the excess purchase consideration of $128,000 being allocated to goodwill.

The Company expects its acquisitions to create synergies by combining operations and expanding geographic market share and product offerings.

The following summarizes the purchase price allocation for all prior year and current year’s acquisitions:

2022 Purchase DTS

Cash consideration	$500,000
Note payable	835,000
Total purchase price	$1,335,000

Customer list	$1,207,000
Goodwill	128,000
Total assets acquired	1,335,000

Deferred revenue	-
Net assets acquired	$1,335,000

The Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 include the actual results of DTS, and as such, pro forma results are not required.

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

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,000,000 as of March 31, 2023, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and a portion begin to expire in the year 2025 to 2033.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and depreciation, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $1,024,000 and $1,106,000 in deferred tax assets at March 31, 2023 and December 31, 2022, respectively.

For the three months ended March 31, 2023, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. For the three months ended March 31, 2023, the Company recorded a tax provision of $74,791 as compared to $2,088 for the three months ended March 31, 2022. This increase in the tax provision is primarily the result of the increase in income before taxes for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

NOTE 13 – RELATED PARTY TRANSACTIONS

At March 31, 2023 and December 31, 2022, certain long-term debt is considered a related party liability as a holder of Prairie Tech is current employee of the Company. As of March 31, 2023 and December 31, 2022, the outstanding balances of this debt were $103,333 and $103,333, respectively.

NOTE 14 – MERGER

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

●	A cash dividend of $1.50 per share, which equates to $7,884,266 in the aggregate;

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

The proposed Mergers are expected to close in the first half of 2023, subject to the receipt of any applicable regulatory approvals, the approval of SilverSun's and Rhodium's respective stockholders, and other customary closing conditions.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – MERGER (Continued)

Prior to the Mergers, SilverSun will hold a special meeting of its shareholders as of a pre-Merger record date to be determined (the “Special Meeting”). At the Special Meeting, the SilverSun stockholders will be asked to vote on the proposals set forth in the Form S-4 Registration Statement of SilverSun (the “Form S-4”) filed on October 19, 2022, as amended on January 9, 2023, February 14, 2023, April 4, 2023 and April 28, 2023 and as may be further amended in the future. These proposals include, but are not limited to, approval of (i) the Mergers; (ii) the Amended and Restated Certificate of Incorporation (and the matters covered thereby including the Reverse Stock Split); (iii) the Separation and Distribution Agreement; (iv) the SilverSun Technologies, Inc. 2023 Omnibus Incentive Plan; (v) the share issuances related to the Mergers requiring Nasdaq approval; and (vi) the post-Merger board nominees. These proposals are set forth in greater detail in the Form S-4. The Mergers are conditioned upon the approval of the Merger Proposal, subject to terms of the Merger Agreement. If the Merger Proposal is not approved, the other proposals (except the adjournment proposal, as described in the S-4 ) will not be presented to the shareholders for a vote. Similarly, approval of the Merger proposal is subject to the approval of the Amended and Restated Certificate of Incorporation proposal, the Separation and Distribution.

On March 13, 2023, SilverSun Technologies, Inc. (the “Company”) entered into the Third Amendment to Merger Agreement (the “Amendment”) with Rhodium Enterprises Acquisition Corp., a Delaware corporation and direct wholly owned subsidiary of the Company, Rhodium Enterprises Acquisition LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company, and Rhodium Enterprises, Inc., a Delaware corporation (“Rhodium”), amending that certain Agreement and Plan of Merger, dated as of September 29, 2022 by and among the parties referenced above (as amended from time to time, the “Merger Agreement”). The Amendment provides that the Merger Agreement may be terminated, and the transactions abandoned, by either the Company or Rhodium at any time before the First Effective Time (as defined in the Merger Agreement), by written notice from one to the other if the closing has not occurred on or before June 30, 2023. No other provisions of the Merger Agreement were modified by the Amendment.

The Merger Agreement may be terminated, whether before or after obtaining the requisite vote of SilverSun shareholders, by mutual written consent of SilverSun and Rhodium.

The Merger Agreement may be terminated, and the transactions abandoned, by either SilverSun or Rhodium at any time before the effective time of the merger , by written notice from one to the other if (i) the Closing has not occurred on or before June 30, 2023 or such later date mutually agreed to by SilverSun and Rhodium (the “Termination Date”), except that the right to terminate the Merger Agreement for this reason is not available to any party who is then in material breach of the Merger Agreement; (ii) the requisite vote of SilverSun shareholders has not been obtained by reason of the failure to obtain the required vote at the SilverSun Shareholders’ Meeting (or any adjournment or postponement of such meeting) duly convened for such purpose, except that the right to terminate the Merger Agreement for this reason shall not be available to SilverSun where the failure to obtain the requisite vote has been caused by the action or failure to act of any of the SilverSun Entities or such action or failure to act constitutes a material breach by any of the SilverSun Entities of the Merger Agreement; or (iii) any law or order is enacted, issued, promulgated or entered by a governmental authority of competent jurisdiction (including Nasdaq) that permanently enjoins, or otherwise prohibits the consummation of the transactions, and (in the case of any order) such order has become final and non-appealable.

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

NOTE 14 – MERGER (Continued)

Rhodium shall pay, or cause to be paid, to SilverSun (or its designee(s)) by wire transfer of immediately available funds an amount equal to $5,000,000, if the Merger Agreement is terminated by SilverSun pursuant to the unilateral termination provisions in favor of SilverSun described above.

SilverSun Technologies Holdings, Inc. filed its Form 10 with the SEC on December 23, 2022. The Form 10 was withdrawn on February 21, 2023 because the financial statements contained therein were stale. SilverSun Technologies Holdings, Inc. refiled the Form 10 on March 3, 2023. On May 1, 2023, the Form 10 was withdrawn as the contemplated merger has not yet occurred.

On April 4, 2023, the Company filed Amendment 3 to its Form S-4 Registration Statement with the SEC.

On April 28, 2023 the Company filed Amendment 4 to its Form S-4 Registration Statement with the SEC.

Set forth below is the description of each class of securities of SilverSun Technologies, Inc. (the “Company”) outstanding as of December 31, 2022. The following description summarizes the most important terms of these securities. This summary does not purport to be complete and is qualified in its entirety by the provisions of our Certificate of Incorporation and our Bylaws, copies of which have been previously filed with the Securities and Exchange Commission and are incorporated by reference into the Annual Report on Form 10-K for the year ended December 31, 2022. You should refer to our Articles of Incorporation, Bylaws and the applicable provisions of the Delaware General Corporation Law for a complete description.

Common stock, par value $0.00001 per share (the “Common Stock”) is the only class of our securities currently registered under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”). Our Common Stock is listed on the Nasdaq Capital Market under the symbol “SSNT.”

NOTE 15 – SUBSEQUENT EVENTS

On April 4, 2023, the Company filed Amendment 3 to its Form S-4 Registration Statement with the SEC.

On April 28, 2023 the Company filed Amendment 4 to its Form S-4 Registration Statement with the SEC.

On May 1, 2023, the Form 10 was withdrawn as the contemplated merger has not yet occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. and its wholly owned subsidiaries, SWK Technologies, Inc., Secure Cloud Services, Inc., and Critical Cyber Defense Corp. (collectively the “Company”, “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

During the first quarter of 2023, the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

Results of Operations for the Three Months Ended March 31, 2023 and 2022.

Our strategy is to grow our business through organic growth of our software applications, technology solutions and managed services, as well as expansion through acquisitions. We have established a national presence via our internal marketing, sales programs, and acquisitions and now have ERP customers throughout most of the United States. To remain competitive and continue to grow, we continue to invest resources in our people, product development, marketing, and sales capabilities, and we expect to continue to do so in the future. During the three months ended March 31, 2023 the Company continued to expand its customer base, which we believe provides a basis for future growth. Revenues increased 19.1% to $13.1 million for the three months ended March 31, 2023 as compared to $11.0 million for the corresponding period in 2022, despite the current economic conditions, as we continue to grow our customer base.

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

For the three months ended March 31, 2023, inflation has impacted the Company’s profitability, as it has resulted in increased costs necessary to recruit and retain personnel. As the Company returns back to its pre-Covid marketing and trade show schedules, the higher costs of travel and meals will also have a negative impact on the Company’s profitability.

On September 29, 2022, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Rhodium Enterprises, Inc. (“Rhodium”), an industrial-scale digital asset technology company utilizing proprietary technologies to mine bitcoin (see Note 14 to Notes to Condensed Consolidated Financial Statements).

The proposed business combination is expected to close in the first half of 2023, subject to the receipt of any applicable regulatory approvals, the approval of SilverSun's and Rhodium's respective stockholders, and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Revenues

For the three months ended March 31, 2023, revenues increased $2,103,894 (19.1%) to $13,127,738 as compared to $11,023,844 for the three months ended March 31, 2022. This increase is mostly attributed to an increase in professional consulting revenues as well as an increase in software revenue.

Software revenues increased $711,367 (27.2%) to $3,322,329 for the three months ended March 31, 2023 as compared to $2,610,962 for the three months ended March 31, 2022, primarily as a result of an increase in our ERP software sales, especially for Acumatica and Sage Intacct.

Service revenue increased $1,392,527 (16.6%) to $9,805,409 for the three months ended March 31, 2023 as compared to $8,412,882 the three months ended March 31, 2022. This increase is mainly attributed to the increase in professional services, especially for our Acumatica, Sage 100, Sage Intacct and Custom products as well as an increase in our hosting services. Our efforts to increase and train our internal consulting staff as well as system improvements has yielded a positive result. We have also utilized some outside contractors to assist in projects because of our growth.

Gross profit

Gross profit for the three months ended March 31, 2023 increased $652,693 (13.9%) to $5,357,560 as compared to $4,704,867 for the three months ended March 31, 2022. For the three months ended March 31, 2023, the overall gross profit percentage was 40.8% as compared to 42.7% for the three months ended March 31, 2022.

The gross profit attributed to software revenues increased $303,671 (28.0%) to $1,390,054 for the three ended March 31, 2023 as compared to $1,086,383 for the three months ended March 31, 2022, due mostly to the increased volume of software sold. For the three months ended March 31, 2023, the gross profit percentage on software revenue was 41.8% as compared to 41.6% for the three months ended March 31, 2022.

The gross profit attributed to services increased $349,022 (9.6%) to $3,967,506 for the three months ended March 31, 2023 as compared to $3,618,484 for the three months ended March 31, 2022. This increase is attributed to revenue increases in professional services and application hosting. This was partially offset by lower gross profit for professional consulting. For the three months ended March 31, 2023, the gross profit percentage on service revenue was 40.5% as compared to 43.0% for the three months ended March 31, 2022.

Operating expenses

Selling and marketing expenses increased $402,892 (22.7%) to $2,178,703 for the three months ended March 31, 2023 as compared to $1,775,811 for the three months ended March 31, 2022. This increase is primarily due to increased salary increases, new personnel, higher commissions to employees as a result of the increased revenues as well as increased travel expenses associated with attendance at trade shows and conferences. This was partially offset by lower advertising expenses and sponsorship fees received for our conferences that help offset the costs.

General and administrative expenses decreased $80,949 (3.1%) to $2,560,028 for the three months ended March 31, 2023 as compared to $2,640,977 for the three months ended March 31, 2022. This decrease is a result of several factors, including a decrease in credit card fees, lower rent and supply expenses as well as lower state excise taxes offset partially by salary increases and higher travel, bad debt and license expenses.

Share-based compensation decreased $4,448 to $41,497 for the three months ended March 31, 2023 as compared to $45,945 for the three months ended March 31, 2022.

Depreciation and amortization expense decreased $54,055 to $207,795 for the three months ended March 31, 2023 as compared to $261,850 for the three and months ended March 31, 2022. This decrease is primarily due to the lower amortization of intangible assets as a result of certain intangible assets being fully amortized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Income (loss) income from operations

As a result of the above, for the three months ended March 31, 2023, the Company had net income from operations of $369,537 as compared to a loss from operations of $19,716 for the three months ended March 31, 2022.

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

At March 31, 2023, future payments of long-term and related party debt are as follows:

Remainder of 2023	$494,190
2024	360,091
2025	258,736
2026	52,188
Total	$1,165,205

The Company’s working capital was $3,361,829 at March 31, 2023 and cash on hand at March 31, 2023 was $6,875,779.

During the three months ended March 31, 2023, the Company had a net decrease in cash of $1,132,854. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities:

Operating activities for the three months ended March 31, 2023 used $783,062 of cash as compared to using $8,246 of cash for the same period in 2022. This increase in cash used in operating activities is primarily due to the decrease in accounts payable and accrued expenses and the increases in unbilled services and deferred charges, offset partially by the improvement in cash from operations, excluding the non-cash items, such as depreciation, amortization, share-based compensation and bad debt expense.

Cash used in investing activities:

Investing activities for the three months ended March 31, 2023 used cash of $4,979 as compared to using $180,548 cash for the same period in 2022, primarily as a result of lower acquisition costs for new businesses and purchases of property and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Liquidity and Capital Resources (Continued)

Cash used in financing activities:

Financing activities for the three months ended March 31, 2023 used cash of $344,813 as compared to using cash in the amount of $138,890 for the same period in 2022. The increase in cash used is is because of the higher payments of long-term debt associated with prior acquisitions.

The Company believes that as a result of the growth in business, and the funds on hand, it has adequate liquidity to fund its operating plans for at least the next twelve months, provided, however, that the Company cannot currently quantify the uncertainty related to the recent pandemic and its effects on the business in the coming quarters.

For the three months ended March 31, 2023, inflation has impacted the Company’s profitability, as it has resulted in increased costs necessary to recruit and retain personnel. As the Company returns back to its pre-Covid marketing and trade show schedules, the higher costs of travel and meals will also have a negative impact on the Company’s profitability.

Off Balance Sheet Arrangements

During the three months ended March 31, 2023 or for fiscal 2022, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2023.

Item 3. Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

2.1

Third Amendment to Agreement and Plan of Merger among SilverSun Technologies, Inc., Rhodium Enterprises Acquisition Corp., Rhodium Enterprises Acquisition LLC and Rhodium Enterprises, Inc. executed on March 13, 2023 (incorporated herein by reference to Exhibit 2.4 on that Form 8-K current report filed with the SEC on March 15, 2023).

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

SILVERSUN TECHNOLOGIES, INC.

Dated: May 9, 2023	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Dated: May 9, 2023	By:	/s/ Joseph P. Macaluso
Joseph P. Macaluso
Principal Financial Officer and Principal Accounting Officer