Form 10-Q
period 2023-06-30
SilverSun Technologies, Inc.
filed 2023-08-08
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 7, 2023, there were 5,256,177 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$7,129,782	$8,008,633
Accounts receivable, net of allowance of $422,671 and $490,311 as of June 30, 2023 and December 31, 2022, respectively	2,227,541	2,232,960
Unbilled services	501,254	367,165
Deferred charges	2,033,774	1,516,895
Prepaid expenses and other current assets	1,534,037	1,573,615

Total current assets	13,426,388	13,699,268

Property and equipment, net	557,104	711,314
Operating lease right-of-use assets	465,042	328,562
Intangible assets, net	3,941,431	4,265,353
Goodwill	1,139,952	1,139,952
Deferred tax assets	885,719	1,106,065
Deposits and other assets	187,553	187,553

Total assets	$20,603,189	$21,438,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,820,595	$3,272,555
Accrued expenses	2,175,225	2,432,703
Accrued interest	24,129	23,757
Long-term debt – current portion	477,069	680,146
Long-term debt – related party – current portion	103,333	103,333
Finance lease obligations – current portion	202,420	214,990
Operating lease liabilities – current portion	302,739	268,345
Deferred revenue	3,363,654	3,757,090

Total current liabilities	9,469,164	10,752,919

Long-term debt net of current portion	451,674	671,014
Finance lease obligations net of current portion	305,235	401,453
Operating lease liabilities net of current portion	162,303	60,217

Total liabilities	10,388,376	11,885,603

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares, 5,256,177 and 5,256,177 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	53	53
Additional paid-in capital	10,470,498	10,429,001
Accumulated deficit	(255,738)	(876,590)

Total stockholders’ equity	10,214,813	9,552,464

Total liabilities and stockholders’ equity	$20,603,189	$21,438,067

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues:
Software product, net	$3,298,020	$2,782,081	$6,620,349	$5,393,043
Service, net	9,959,251	7,855,992	19,764,660	16,268,874
Total revenues, net	13,257,271	10,638,073	26,385,009	21,661,917

Cost of revenues:
Product	2,027,461	1,686,273	3,959,736	3,210,852
Service	6,044,665	4,824,532	11,882,568	9,618,930
Total cost of revenues	8,072,126	6,510,805	15,842,304	12,829,782

Gross profit	5,185,145	4,127,268	10,542,705	8,832,135

Selling, general and administrative expenses:
Selling and marketing expenses	2,141,468	1,852,903	4,320,171	3,628,714
General and administrative expenses	2,383,784	2,071,145	4,943,812	4,712,122
Share-based compensation expenses	-	45,945	41,497	91,890
Depreciation and amortization expenses	203,629	236,521	411,424	498,371
Total selling, general and administrative expenses	4,728,881	4,206,514	9,716,904	8,931,097

Income (loss) from operations	456,264	(79,246)	825,801	(98,962)

Other expense:
Interest expense	(17,422)	(23,800)	(34,677)	(42,652)
Total other expense	(17,422)	(23,800)	(34,677)	(42,652)

Income (loss) before taxes	438,842	(103,046)	791,124	(141,614)

Provision (benefit) for income taxes	95,481	(15,280)	170,272	(13,192)

Net income (loss)	$343,361	$(87,766)	$620,852	$(128,422)
Net income (loss) per common share:
Basic	$0.07	$(0.02)	$0.12	$(0.03)
Diluted	$0.07	$(0.02)	$0.12	$(0.03)
Weighted average shares:
Basic	5,256,177	5,136,177	5,256,177	5,136,177
Diluted	5,256,177	5,136,177	5,256,177	5,136,177

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2023	-	$-	-	$-	5,256,177	$53	$10,470,498	$(599,099)	$9,871,452

Net income	-	-	-	-	-	-	-	343,361	343,361

Balance at June 30, 2023	-	$-	-	$-	5,256,177	$53	$10,470,498	$(255,738)	$10,214,813

FOR THE THREE MONTHS ENDED JUNE 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at April 1, 2022	-	$-	-	$-	5,136,177	$52	$9,997,087	$(635,027)	$9,362,112

Share-based compensation	-	-	-	-	-	-	45,945	-	45,945
Net loss	-	-	-	-	-	-	-	(87,766)	(87,766)

Balance at June 30, 2022	-	$-	-	$-	5,136,177	$52	$10,043,032	$(722,793)	$9,320,291

FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	-	$-	-	$-	5,256,177	$53	$10,429,001	$(876,590)	$9,552,464

Share-based compensation	-	-	-	-	-	-	41,497	-	41,497
Net income	-	-	-	-	-	-	-	620,852	620,852

Balance at June 30, 2023	-	$-	-	$-	5,256,177	$53	$10,470,498	$(255,738)	$10,214,813

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	-	$-	-	$-	5,136,177	$52	$9,951,142	$(594,371)	$9,356,823

Share-based compensation	-	-	-	-	-	-	91,890	-	91,890
Net loss	-	-	-	-	-	-	-	(128,422)	(128,422)

Balance at June 30, 2022	-	$-	-	$-	5,136,177	$52	$10,043,032	$(722,793)	$9,320,291

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$620,852	$(128,422)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	220,346	(13,192)
Depreciation and amortization	178,070	195,007
Amortization of intangibles	323,922	376,822
Amortization of right of use assets	188,161	453,009
Bad debt expense	(67,640)	-
Share-based compensation	41,497	91,890

Changes in assets and liabilities:
Accounts receivable	73,059	(319,307)
Unbilled services	(134,089)	(60,864)
Deferred charges	(516,879)	-
Prepaid expenses and other current assets	39,578	(227,664)
Deposits and other assets	-	1,942
Accounts payable	(451,960)	(95,350)
Accrued expenses	(257,478)	(303,852)
Accrued interest	372	(5,405)
Deferred revenues	(393,436)	3,087
Operating lease obligations	(188,161)	(453,009)
Net cash used in operating activities	(323,786)	(485,308)

Cash flows from investing activities:
Purchase of property and equipment	(23,860)	(30,549)
Acquisition of assets	-	(150,000)
Net cash used in investing activities	(23,860)	(180,549)

Cash flows from financing activities:
Payment of long-term debt	(422,417)	(161,240)
Payment of finance lease obligations	(108,788)	(113,346)
Net cash used in financing activities	(531,205)	(274,586)

Net decrease in cash	(878,851)	(940,443)

Cash, beginning of period	8,008,633	6,814,117

Cash, end of period	$7,129,782	$5,873,674

Cash paid during period for:
Interest	$58,248	$48,147
Income taxes	$23,479	$15,820

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the six months ended June 30, 2023:

On September 29, 2022, the Company entered into an operating lease for equipment with Digital Fortress, Inc. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $109,840.

On October 12, 2022, the Company entered into an operating lease for equipment and space with Cologix USA, Inc. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $106,471.

On June 2, 2023, the Company entered into an operating lease to extend its lease for its Arizona office with Exeter 17319 DE, LLC. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $108,330 during the period ended June 30, 2023.

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

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. Government imposed travel restrictions on travel between the United States, Europe, and certain other countries. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted, and will likely continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world. Currently, the Company’s operations have not been materially affected by the ongoing outbreak of the coronavirus disease 2019 (COVID-19). The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, inability of customers to pay outstanding accounts receivable due and owing to the Company as they limit or shut down their businesses, customers seeking relief or extended payment plans relating to accounts receivable due and owing to the Company, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment. However, we currently do not expect a significant impact on our results of operations in the future due to COVID-19.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2023, the results of operations for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. These results are not necessarily indicative of the results to be expected for the full year.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of SilverSun and its wholly owned subsidiaries. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

The Company maintains an allowance for bad debt estimated by considering a number of factors, including the length of time the amounts are past due, the Company’s previous loss history and the customer’s current ability to pay its obligations. Accounts are written off against the allowance when deemed uncollectable. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense when received. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-20-30-2, Financial Instruments – Credit Losses, requiring a reporting entity to use a pooled approach to estimate expected credit losses for financial assets with similar risk characteristics. If a financial asset does not share similar risk characteristics with other financial assets held by the reporting entity, the allowance for credit losses should be determined on an individual basis. Similar risk characteristics for trade receivables may include customer credit rating, trade receivable aging category (e.g., 30-90 days past due), industry, geographical location of the customer, product line, and other factors that may influence the likelihood of the customer not being able to pay for the goods or services. The Company utilizes this individual approach for its trade receivables and unbilled services as each customer does not share similar risks.

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three or six months ended June 30, 2023 and 2022.

Capitalization of Proprietary Developed Software

Software development costs are accounted for in accordance with the ASC 985-20, Software — Costs of Software to be Sold, Leased or Marketed. Costs associated with the planning and designing phase of software development are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients, and subsequently reported at the lower of unamortized cost or net realizable value. Amortization is calculated on a solution-by-solution basis and is over the estimated economic life of the software. Amortization commences when a solution is available for general release to clients.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three and six months ended June 30, 2023 and 2022.

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

Components of revenue:

	For the Three Months Ending June 30,
	2023	2022
Software revenue	$3,298,021	$2,782,081
Professional consulting	4,556,214	3,147,702
Maintenance revenue	1,235,100	1,194,556
Ancillary service revenue	4,167,936	3,513,734
	$13,257,271	$10,638,073

	For the Six Months Ending June 30,
	2023	2022
Software revenue	$6,620,349	$5,393,043
Professional consulting	8,892,845	6,450,506
Maintenance revenue	2,618,069	2,542,556
Ancillary service revenue	8,253,746	7,275,812
	$26,385,009	$21,661,917

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

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services that will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of June 30, 2023, there was $372,520 in deferred maintenance revenues, $512,475 in deferred support service revenues and $2,478,659 in deposits for future consulting services. As of December 31, 2022, there was $460,709 in deferred maintenance, $472,266 in deferred support services, and $2,824,115 in deposits for future consulting services.

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

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at June 30, 2023 and December 31, 2022, as defined in ASC 852 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying unaudited condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 for cash, accounts receivable, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments. For each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases

The Company accounts for its leases in accordance with ASC 842, Leases. The Company leases office space, space for our data centers and equipment. The Company concludes on whether an arrangement is a lease at inception. This determination as to whether an arrangement contains a lease is based on an assessment as to whether a contract conveys the right to the Company to control the use of identified property, plant or equipment for period of time in exchange for consideration. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes these lease expenses on a straight-line basis over the lease term.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year. At June 30, 2023 and December 31, 2022, the Company had cash on deposit of $6,030,908 and $7,050,862, respectively, in excess of the federally insured limits of $250,000.

As of June 30, 2023, no one customer represented more than 10% of the total accounts receivable and unbilled services. As of December 31, 2022, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the six months ended June 30, 2023 and 2022, the Company’s top ten customers accounted for 10% ($2,681,200) and 9% ($1,856,981), respectively, of total revenues. The Company does not rely on any one specific customer for any significant portion of its revenue.

For the six months ended June 30, 2023 and 2022 purchases from one supplier through a “channel partner” agreement were approximately 14% and 14% of cost of revenues, respectively. The channel partner agreements are for a one-year term and automatically renew for an additional one-year term on the anniversary of the agreement’s effective date.

As of June 30, 2023, one supplier represented approximately 22% of total accounts payable. For the year ended December 31, 2022, one supplier represented approximately 28% of total accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash. As of June 30, 2023, the Company believes it has no significant risk related to its concentration of credit risk related to accounts receivable.

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

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There were no liabilities for uncertain tax positions at June 30, 2023 and December 31, 2022.

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

For the three and six months ended June 30, 2023 and 2022, the average market prices for the periods ended are less than the exercise price of all the outstanding stock options, therefore, the inclusion of the stock options would be anti-dilutive. In addition, for the three and six months ended June 30, 2022, since the Company has a net loss, the effect of common stock equivalents is anti-dilutive, and, as such, common stock equivalents have been excluded from the calculation.

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Basic net income (loss) per share computation:
Net income (loss)	$343,361	$(87,766)
Weighted-average common shares outstanding	5,256,177	5,136,177
Basic net income (loss) per share	$0.07	$(0.02)
Diluted net income (loss) per share computation:
Net income (loss) per above	$343,361	$(87,766)
Weighted-average common shares outstanding	5,256,177	5,136,177
Total adjusted weighted-average shares	5,256,177	5,136,177
Diluted net income (loss) per share	$0.07	$(0.02)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Basic net income (loss) per share computation:
Net income (loss)	$620,852	$(128,422)
Weighted-average common shares outstanding	5,256,177	5,136,177
Basic net income (loss) per share	$0.12	$(0.03)
Diluted net income (loss):
Net income (loss)	$620,852	$(128,422)
Weighted-average common shares outstanding	5,256,177	5,136,177
Total adjusted weighted-average shares	5,256,177	5,136,177
Diluted net income (loss)per share	$0.12	$(0.03)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on income (loss) per share.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Stock options	158,420	165,620
Total potential dilutive securities not included in income (loss) income per share	158,420	165,620

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on income (loss) per share.

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Stock options	158,420	162,020
Total potential dilutive securities not included in (loss) income per share	158,420	162,020

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited

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

Roll-forward of Allowance for Doubtful Accounts

The following table represents the roll-forward of the allowance for doubtful accounts for the six months ended June 30, 2023 and the year ended December 31, 2022:

	June 30, 2023	December 31, 2022
Balance at beginning of period	$490,311	$330,311
Current period provision for expected losses	25,000	170,178
Write-offs	(92,640)	(10,178)
Balance at end of period	$422,671	$490,311

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	June 30, 2023	December 31, 2022
Leasehold improvements	$165,701	$165,701
Equipment, furniture and fixtures	3,845,435	3,821,575
	4,011,136	3,987,276
Less: Accumulated depreciation and amortization	(3,454,032)	(3,275,962)

Property and equipment, net	$557,104	$711,314

Depreciation and amortization expense related to these assets for the three and six months ended June 30, 2023 were $85,529 and $178,070, respectively, as compared to $96,582 and $195,007 for the three and six months ended June 30, 2022.

Property and equipment under finance leases (included in Note 8) are summarized as follows:

	June 30, 2023	December 31, 2022
Equipment, furniture, and fixtures	$1,256,092	$1,256,092
Less: Accumulated amortization	(823,898)	(716,743)

Property and equipment, net	$432,194	$539,349

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

The components of intangible assets are as follows:

	June 30, 2023	December 31, 2022	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 –7
Intellectual property, customer list, and acquired contracts	7,743,283	7,743,283	5 –15
Total intangible assets	8,133,365	8,133,365
Less: accumulated amortization	(4,191,934)	(3,868,012)
	$3,941,431	$4,265,353

Amortization expense related to the above intangible assets for the three and six months ended June 30, 2023 was $161,961 and $323,922, respectively, as compared to $186,365 and $376,822 for the three and six months ended June 30, 2022.

The Company expects future amortization expense to be the following:

Amortization
Remainder of 2023	$323,922
2024	647,844
2025	644,367
2026	633,165
2027	619,516
Thereafter	1,072,617
Total	$3,941,431

NOTE 7 –LONG-TERM AND RELATED PARTY DEBT

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). This long-term debt is considered related party debt as a holder is a current employee of the Company. The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 had a term of one (1) year and was subject to downward adjustment based on whether certain revenue milestones are achieved. In July 2021, the Company waived its rights to any downward adjustments on these notes, and agreed to pay the full-face amount, plus interest, on those notes on the date of maturity. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 had a term of three (3) years and was not subject to a downward adjustment. On July 31, 2021, the Company paid Note 1 and accrued interest in the amount of $107,543. On August 4, 2022, the Company paid Note 2 and accrued interest in the amount of $111,924. At June 30, 2023 and December 31, 2022, the outstanding balances on the PT Notes were $103,333 and $103,333, respectively. On July 1, 2023, the Company repaid the outstanding balance of $103,333 and accrued interest.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 –LONG-TERM AND RELATED PARTY DEBT (Continued)

On October 1, 2020, SWK acquired certain assets of Computer Management Services, LLC, (“CMS”) pursuant to an Asset Purchase Agreement for cash of $410, clients’ deposits related to technical support in the amount of $50,115, prepaid time from clients in the amount of $67,073, and the issuance of a promissory note in the aggregate principal amount of $170,000 (the “CMS Note”) for a total of $287,598. The CMS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,869. At June 30, 2023 and December 31, 2022, the outstanding balances on the CMS Note were $19,396 and $48,249, respectively.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”). The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,031. At June 30, 2023 and December 31, 2022, the outstanding balances on the BSS Note were $117,872 and $140,748, respectively.

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”). The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $3,724. At June 30, 2023 and December 31, 2022, the outstanding balances on the CTS Note were $36,896 and $58,741, respectively.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”). The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $12,889. At June 30, 2023 and December 31, 2022, the outstanding balances on the PSI Note were $140,373 and $215,863, respectively.

On January 1, 2022, SWK acquired certain assets of Dynamic Tech Services, Inc. (“DTSI”) pursuant to an Asset Purchase Agreement for $500,000 cash and the issuance of a promissory note in the aggregate principal amount of $835,000 (the “DTSI Note”). The DTSI Note bears interest at a rate of three and one-quarter percent (3.25%) per annum. The principal amount of the Note was subject to a downward adjustment in the event the Company lost any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of DTS immediately prior to the Effective Date (the “DTS Customers”). Any such downward adjustment would be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from DTS Customers. In the event that subscription renewal revenue received from DTS Customers during the one-year period immediately following the Effective Date was less than 95% of the subscription renewal revenue received by DTS from DTS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note would be reduced. The measuring period for any downward adjustment would be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances would the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). There was no downward adjustment necessary as measured on the one-year anniversary of the note, January 1, 2023. The Note was amortized as follows: The first payment of principal and interest due under the Note, which was an annual payment, was due and paid on January 1, 2023. and thereafter, payments will be made quarterly in twelve equal installments. At June 30, 2023 and December 31, 2022, the outstanding balances on the DTSI Note was $574,062 and $835,000, respectively (see Note 11).

On January 19, 2022, SWK acquired the customer list of NEO3, LLC (“NEO3”) pursuant to an Asset Purchase Agreement for the customer list for $150,000 cash and the issuance of a promissory note in the aggregate principal amount of $75,000 (the “NEO3 Note”). The NEO3 Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $2,148. At June 30, 2023 and December 31, 2022, the outstanding balance on the NEO3 Note was $40,144 and $52,559, respectively.

Total long-term and related party debt balances at June 30, 2023 and December 31, 2022 were $1,032,076 and $1,454,493, respectively, of which $580,402 and $783,479 was classified as current portion at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023, future payments of long-term debt are as follows:

Remainder of 2023	$361,062
2024	360,091
2025	258,736
2026	52,187
Total	$1,032,076

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying unaudited condensed consolidated balance sheets. The weighted average interest rate as of June 30, 2023 was 7.24% and the following weighted-average lease term:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term	3.15	3.44

At June 30, 2023 future payments under finance leases are as follows:

June 30, 2023
Remainder of 2023	$122,905
2024	176,686
2025	115,080
2026	115,080
2027	47,950
Total minimum lease payments	577,701
Less amounts representing interest	(70,046)
Present value of net minimum lease payments	507,655
Less current portion	(202,420)
Long-term finance lease obligation	$305,235

NOTE 9 – OPERATING LEASE LIABILITY

The Company leases space in four different locations and also has an equipment lease rental with monthly payments ranging from $3,180 to $10,279 which expire at various dates through September 30, 2026.

On September 29, 2022, the Company entered into an operating lease for equipment with Digital Fortress, Inc. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $109,840 during the period ended June 30, 2023.

On October 12, 2022, the Company entered into an operating lease for equipment and space with Cologix USA, Inc. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $106,471 during the period ended June 30, 2023.

On June 2, 2023, the Company entered into an operating lease to extend its lease for its Arizona office with Exeter 17319 DE, LLC. Accordingly, operating lease right of use assets and operating lease liabilities were recognized for the extension in the amount of $108,330 during the period ended June 30, 2023.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The asset and liability were valued using an weighted average interest rate of 4.77%.

The Company's weighted average remaining lease term for operating leases as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term	1.84	1.19

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – OPERATING LEASE LIABILITY (Continued)

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of June 30, 2023:

Remainder 2023	$188,485
2024	197,163
2025	72,058
2026	30,786
Total undiscounted future minimum lease payments	488,492
Less: Difference between undiscounted lease payments and discounted lease liabilities	(23,450)
Total operating lease liabilities	465,042
Less current portion	(302,739)
Long-term operating lease liabilities	$162,303

Total rent expense under operating leases for the three and six months ended June 30, 2023 was $103,213 and $213,080, respectively, as compared to $123,086 and $258,217 for the three and six months ended June 30, 2022, respectively.

NOTE 10 – EQUITY

Stock Repurchase Program

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock. Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended, or discontinued at any time. The Company expects to finance the program from existing cash resources. On November 5, 2021, the Board of Directors voted to increase the authorized amount of the buyback from $2 million to $5 million. As of June 30, 2023, no repurchases have been made.

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

There were no stock options granted for the six months ended June 30, 2023.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (Continued)

A summary of the status of the Company’s stock option plans for the six months ended June 30, 2023 and the year ended December 31, 2022 and changes during the periods are presented below (in number of options):

	Number of Options	Average Exercise Price

Outstanding options at January 1, 2022	165,620	$6.256
Options granted	-	-
Options canceled/forfeited	(7,200)	$6.530

Outstanding options at December 31, 2022	158,420	$6.245
Options granted	-	-
Options canceled/forfeited	-	$-

Outstanding options at June 30, 2023	158,420	$6.245

For the three and six months ended June 30, 2023, the Company recorded share-based compensation expense of $-0- and $41,497, respectively, as compared to $45,945 and $91,890 for the three and six months ended June 30, 2022.

As of June 30, 2023 and December 31, 2022, the unamortized compensation expense for stock options was $-0- and $41,497, respectively.

NOTE 11 – BUSINESS COMBINATIONS

On January 1, 2022 (“Effective Date”), the Company entered into an asset purchase agreement with Dynamic Tech Services, Inc (DTS”) to acquire certain assets of DTS. The purchase price for the Acquired Assets was $1,335,000, $500,000 of which was paid in cash and $835,000 of which was paid through the issuance of a four-year $835,000 promissory note dated January 1, 2022, paying interest at the rate of 3.25% per annum. The principal amount of the Note was subject to a downward adjustment in the event the Company lost any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of DTS immediately prior to the Effective Date (the “DTS Customers”). Any such downward adjustment would be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from DTS Customers. In the event that subscription renewal revenue received from DTS Customers during the one-year period immediately following the Effective Date was less than 95% of the subscription renewal revenue received by DTS from DTS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note would be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances would the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). There was no downward adjustment necessary as measured on the one-year anniversary of the note, January 1, 2023. The Note was amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, was due and paid on January 1, 2023, and thereafter, payments will be made quarterly in twelve equal installments. Upon completion of an independent valuation, the allocation of the purchase price was $1,207,000 to customer lists with the excess purchase consideration of $128,000 being allocated to goodwill.

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

The Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 include the actual results of DTS, and as such, pro forma results are not required.

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

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,000,000 as of June 30, 2023, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and a portion begin to expire in the year 2025 to 2033.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and depreciation, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $886,000 and $1,106,000 in deferred tax assets at June 30, 2023 and December 31, 2022, respectively. The decrease in the deferred tax asset is due to provision for income taxes, which will reduce our NOL carryforward and the receipt of state and federal refunds.

For the three and six months ended June 30, 2023, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. For the three and six months ended June 30, 2023, the Company recorded tax provisions of $95,481 and $170,272, respectively, as compared to tax benefits of $15,280 and $13,192 for the three and six months ended June 30, 2022, respectively. These increases in the tax provision are primarily the result of the increase in income before taxes for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022.

NOTE 13 – RELATED PARTY TRANSACTIONS

At June 30, 2023 and December 31, 2022, certain long-term debt is considered a related party liability as a holder of Prairie Tech is current employee of the Company. As of June 30, 2023 and December 31, 2022, the outstanding balances of this debt were $103,333 and $103,333, respectively.

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

The proposed Mergers are subject to the receipt of any applicable regulatory approvals, the approval of SilverSun's and Rhodium's respective stockholders, and other customary closing conditions.

Prior to the Mergers, SilverSun will hold a special meeting of its shareholders as of a pre-Merger record date to be determined (the “Special Meeting”). At the Special Meeting, the SilverSun stockholders will be asked to vote on the proposals set forth in the Form S-4 Registration Statement of SilverSun (the “Form S-4”) filed on October 19, 2022, as amended on January 9, 2023, February 14, 2023, April 4, 2023, April 28, 2023 and July 11, 2023 and as may be further amended in the future. These proposals include, but are not limited to, approval of (i) the Mergers; (ii) the Amended and Restated Certificate of Incorporation (and the matters covered thereby including the Reverse Stock Split); (iii) the Separation and Distribution Agreement; (iv) the SilverSun Technologies, Inc. 2023 Omnibus Incentive Plan; (v) the share issuances related to the Mergers requiring Nasdaq approval; and (vi) the post-Merger board nominees. These proposals are set forth in greater detail in the Form S-4. The Mergers are conditioned upon the approval of the Merger Proposal, subject to terms of the Merger Agreement. If the Merger Proposal is not approved, the other proposals (except the adjournment proposal, as described in the S-4 ) will not be presented to the shareholders for a vote. Similarly, approval of the Merger proposal is subject to the approval of the Amended and Restated Certificate of Incorporation proposal, the Separation and Distribution.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – MERGER (Continued)

On July 11, 2023, SilverSun Technologies, Inc. (the “Company”) entered into the Fifth Amendment to Merger Agreement (the “Amendment”) with Rhodium Enterprises Acquisition Corp., a Delaware corporation and direct wholly owned subsidiary of the Company, Rhodium Enterprises Acquisition LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company, and Rhodium Enterprises, Inc., a Delaware corporation (“Rhodium”), amending that certain Agreement and Plan of Merger, dated as of September 29, 2022 by and among the parties referenced above (as amended from time to time, the “Merger Agreement”). The Amendment provides that the Merger Agreement may be terminated, and the transactions abandoned, by either the Company or Rhodium at any time before the First Effective Time (as defined in the Merger Agreement), by written notice from one to the other if the closing has not occurred on or before September 30, 2023. The Amendment also removes Section 7.06 from the Agreement. This section had provided for the payment of a $5,000,000 termination fee by the Company or Rhodium, as applicable, upon certain enumerated termination events. Following such removal, the Company and Rhodium continue to retain all other legal remedies available to them upon such termination events.

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

NOTE 15 – SUBSEQUENT EVENT

On August 4, 2023, the Board of Directors approved the payment of a $0.20 special cash dividend per share of Common Stock to shareholders of record August 18, 2023. The dividend will be paid on August 25, 2023.

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

We are executing a multi-pronged business strategy centered on recurring revenue, customer retention and on rapidly increasing the size of our installed customer base. The growth of our customer base is accomplished via our traditional sales and marketing programs and acquisitions. After a customer is secured, our strategy is to up-sell and cross-sell, providing the customer with advanced technologies and third-party add-ons that help them digitally transform their business. These add-on products could include application hosting, cybersecurity, warehouse management, human capital management, payment automation, sales tax compliance or any number of other products or services that we represent. Many of these incremental products and services are billed on a subscription basis, often paying monthly for the service, which increases our monthly recurring revenue (“MRR”). This strategy increases the average revenue per customer, which facilitates our continued growth, and reduces our cost of customer acquisition, which enhances our profitability profile.

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

During the first six months of 2023, the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022.

Our strategy is to grow our business through organic growth of our software applications, technology solutions and managed services, as well as expansion through acquisitions. We have established a national presence via our internal marketing, sales programs, and acquisitions, and now have ERP customers throughout most of the United States. To remain competitive and continue to grow, we continue to invest resources in our people, product development, marketing, and sales capabilities, and we expect to continue to do so in the future. During the six months ended June 30, 2023 the Company continued to expand its customer base, which we believe provides a basis for future growth. Revenues increased 21.8% to $26.4 million for the six months ended June 30, 2023 as compared to $21.7 million for the corresponding period in 2022. Our Acumatica and Sage product revenue continues to grow, and we are excited about the opportunity for growth with our Sage Intacct product.

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

The proposed business combination is expected to close in 2023, subject to the receipt of any applicable regulatory approvals, the approval of SilverSun's and Rhodium's respective stockholders, and other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Revenues

For the three and six months ended June 30, 2023, revenues increased $2,619,198 (24.6%) and $4,723,092 (21.8%) to $13,257,271 and $26,385,009, respectively, as compared to $10,638,073 and $21,661,917, respectively, for the three and six months ended June 30, 2022. This increase is mostly attributed to an increase in professional consulting revenues as well as an increase in software revenue.

Software revenues increased $515,939 (18.5%) and $1,227,306 (22.8%) to $3,298,020 and $6,620,349 for the three and six months ended June 30, 2023, respectively, as compared to $2,782,081 and $5,393,043 for the three and six months ended June 30, 2022, respectively, primarily because of an increase in our ERP software sales, especially for Acumatica and Sage Intacct.

Service revenue increased $2,103,259 (26.8%) and $3,495,786 (21.5%) to $9,959,251 and $19,764,660 for the three and six months ended June 30, 2023, respectively, as compared to $7,855,992 and $16,268,874 for the three and six months ended June 30, 2022. This increase is mainly attributed to the increase in professional services, especially for our Acumatica, Sage 100, and Sage Intacct products, as well as an increase in revenue in our hosting services. Recruiting in 2021 and 2022 was a difficult challenge, but our efforts to increase our consulting staff with additional resources, as well as system improvements has yielded a positive result in our financial performance. We have also utilized some outside contractors to assist in projects because of our growth.

Gross profit

Gross profit for the three and six months ended June 30, 2023 increased $1,057,877 (25.6%) and $1,710,570 (19.4%) to $5,185,145 and $10,542,705, respectively, as compared to $4,127,268 and $8,832,135 for the three and six months ended June 30, 2022. For the three months ended June 30, 2023, the overall gross profit percentage was 39.1% as compared to 38.8% for the three months ended June 30, 2022. For the six months ended June 30, 2023, the overall gross profit percentage was 40.0% as compared to 40.8% for the six months ended June 30, 2022.

The gross profit attributed to software revenues increased $174,751 (15.9%) and $478,422 (21.9%) to $1,270,559 and $2,660,613, respectively, for the three and six months ended June 30, 2023 as compared to $1,095,808 and $2,182,191 for the three and six months ended June 30, 2022, due mostly to the increased volume of software sold. For the three months ended June 30, 2023, the gross profit percentage on software revenue was 38.5% as compared to 39.4% for the three months ended June 30, 2022. For the six months ended June 30, 2023, the gross profit percentage on software revenue was 40.2% as compared to 40.5% for the six months ended June 30, 2022.

The gross profit attributed to services increased $883,126 (29.1%) and $1,232,148 (18.5%) to $3,914,586 and $7,882,092 for the three and six months ended June 30, 2023 as compared to $3,031,460 and $6,649,944 for the three and six months ended June 30, 2022. This increase is attributed to revenue increases in professional services and application hosting. For the three months ended June 30, 2023, the gross profit percentage on service revenue was 39.3% as compared to 38.6% for the three months ended June 30, 2022. For the six months ended June 30, 2023, the gross profit percentage on service revenue was 39.9% as compared to 40.9% for the six months ended June 30, 2022.

Operating expenses

Selling and marketing expenses increased $288,565 (15.6%) and $691,457 (19.1%) to $2,141,468 and $4,320,171, respectively, for the three and six months ended June 30, 2023 as compared to $1,852,903 and $3,628,714 for the three and six months ended June 30, 2022. This increase is primarily due to increased salary increases, new personnel, higher commissions to employees as a result of the increased revenues as well as increased travel expenses associated with attendance at trade shows and conferences.

General and administrative expenses increased $312,639 (15.1%) and $231,690 (4.9%) to $2,383,784 and $4,943,812, respectively, for the three and six months ended June 30, 2023 as compared to $2,071,145 and $4,712,122 for the three and six months ended June 30, 2022. This increase in expenses for the three months ended June 30, 2023 is a result of salary increases and an increase in accrued compensation, offset partially by a decrease in credit card fees. For the six months ended June 30, 2023, general and administrative expenses increased primarily as a result of salary increases and increased accrued compensation, offset partially by a decrease in credit card fees, lower rent and recruitment expenses, as well as lower state excise taxes.

Share-based compensation decreased $45,945 (100%) and $50,393 (54.8%) for the three and six months ended June 30, 2023 to $-0- and $41,497, respectively, as compared to $45,945 and $91,890 for the three and six months ended June 30, 2022.

Depreciation and amortization expense decreased $32,892 (13.9%) and $86,947 (17.4%) to $203,629 and $411,424 for the three and six months ended June 30, 2023 as compared to $236,521 and $498,371 for the three and six months ended June 30, 2022. This decrease is primarily due to the lower amortization of intangible assets as a result of certain intangible assets being fully amortized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Income (loss) income from operations

As a result of the above, for the three and six months ended June 30, 2023, the Company had net income from operations of $456,264 and $825,801, respectively, as compared to losses from operations of $79,246 and $98,962 for the three and six months ended June 30, 2022.

Liquidity and Capital Resources

While our Company has not been significantly impacted because of the economic uncertainty nor from the impact of COVID-19, the potential negative impact on our business, in the future, is impossible to determine at this point, although it is likely that we could suffer negative consequences as many companies go out of business or decrease their technology spending. As such, we need to rely on our own limited resources to weather any economic downturn. Management will continue to monitor developments, explore various cost-cutting measures, and explore other sources of funding, but there is no guarantee we will be successful in doing so.

The Company currently has no line of credit or other credit facility with any lender.

We continue to review and look for additional operating income opportunities through potential acquisitions, product additions or investments. Such acquisitions or investments may consume cash reserves or require additional cash or equity. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) strategic acquisitions or investments; (ii) an increase to current company personnel; (iii) the level of resources that we devote to sales and marketing capabilities; (iv) technological advances; and (v) the activities of competitors.

In addition to exploring potential acquisitions, product additions and investments, we continue to add new customers and increase sales to existing customers. Management also explores opportunities to increase its business and profitability by entering into collaboration agreements, buying assets, and acquiring companies in the business software and information technology consulting and other markets with solid revenue streams and established customer bases that generate positive cash flow.

At June 30, 2023, future payments of long-term debt are as follows:

Remainder of 2023	$361,062
2024	360,091
2025	258,736
2026	52,187
Total	$1,032,076

The Company’s working capital was $3,957,224 at June 30, 2023 as compared to $2,946,349 at December 31, 2022 mostly due to lower accounts payable and deferred revenue.

During the six months ended June 30, 2023, the Company had a net decrease in cash of $878,851. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities:

Operating activities for the six months ended June 30, 2023 used $323,786 of cash as compared to using $485,308 of cash for the same period in 2022. The decrease in cash used in operating activities is primarily due to the improvement in cash from operations, excluding the non-cash items, such as depreciation, amortization, and share-based compensation, decreases in accounts receivable and prepaid and other current assets offset partially by an increase in deferred charges for expenses related to the impending merger, accounts payable and deferred revenues.

Cash used in investing activities:

Investing activities for the six months ended June 30, 2023 used cash of $23,860 as compared to using $180,549 cash for the same period in 2022, primarily as a result of lower acquisition costs for new businesses and purchases of property and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Liquidity and Capital Resources (Continued)

Cash used in financing activities:

Financing activities for the six months ended June 30, 2023 used cash of $531,205 as compared to using cash in the amount of $274,586 for the same period in 2022. The increase in cash used is because of the higher payments of long-term debt associated with prior acquisitions.

The Company believes that as a result of the growth in business, and the funds on hand, it has adequate liquidity to fund its operating plans for at least the next twelve months, provided, however, that the Company cannot currently quantify the recent economic uncertainty and its effects on the business in the coming quarters.

For the six months ended June 30, 2023, inflation has impacted the Company’s profitability, as it has resulted in increased costs necessary to recruit and retain personnel. As the Company returns back to its pre-Covid marketing and trade show schedules, the higher costs of travel and meals will also have a negative impact on the Company’s profitability.

Off Balance Sheet Arrangements

During the six months ended June 30, 2023 or for fiscal 2022, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 1A. Risk Factors

COVID-19

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced. Since then, COVID-19 coronavirus has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. Government imposed travel restrictions on travel between the United States, Europe, and certain other countries. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted, and will likely continue to result, in significant disruptions to the global economy as well as businesses and capital markets around the world. Currently, the Company’s operations have not been materially affected by the ongoing outbreak of the coronavirus disease 2019 (COVID-19). The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s customers and revenue, labor workforce, inability of customers to pay outstanding accounts receivable due and owing to the Company as they limit or shut down their businesses, customers seeking relief or extended payment plans relating to accounts receivable due and owing to the Company, unavailability of products and supplies used in operations, and the decline in value of assets held by the Company, including property and equipment. However, we currently do not expect a significant impact on our results of operations in the future due to COVID-19.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2023.

Item 3. Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

2.1

Fifth Amendment to Agreement and Plan of Merger among SilverSun Technologies, Inc., Rhodium Enterprises Acquisition Corp., Rhodium Enterprises Acquisition LLC and Rhodium Enterprises, Inc. executed on July 11 2023 (incorporated herein by reference to Exhibit 2.6 on that Form 8-K current report filed with the SEC on July 12, 2023).

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

SILVERSUN TECHNOLOGIES, INC.

Dated: August 8, 2023	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Dated: August 8, 2023	By:	/s/ Joseph P. Macaluso
Joseph P. Macaluso
Principal Financial Officer and Principal Accounting Officer