Form 10-Q
period 2023-09-30
SilverSun Technologies, Inc.
filed 2023-11-14
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 10, 2023, there were 5,256,177 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$6,879,520	$8,008,633
Accounts receivable, net of allowance of $435,212 and $490,311 as of September 30, 2023 and December 31, 2022, respectively	2,694,969	2,232,960
Unbilled services	348,245	367,165
Deferred charges	5,000	1,516,895
Prepaid expenses and other current assets	1,110,000	1,573,615

Total current assets	11,037,734	13,699,268

Property and equipment, net	532,841	711,314
Operating lease right-of-use assets	374,727	328,562
Intangible assets, net	3,779,470	4,265,353
Goodwill	1,139,952	1,139,952
Deferred tax assets	1,341,840	1,106,065
Deposits and other assets	180,631	187,553

Total assets	$18,387,195	$21,438,067

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,501,941	$3,272,555
Accrued expenses	2,830,329	2,432,703
Accrued interest	24,318	23,757
Long-term debt – current portion	413,861	680,146
Long-term debt – related party – current portion	-	103,333
Finance lease obligations – current portion	183,669	214,990
Operating lease liabilities – current portion	244,288	268,345
Deferred revenue	3,352,238	3,757,090

Total current liabilities	10,550,644	10,752,919

Long-term debt net of current portion	381,348	671,014
Finance lease obligations net of current portion	271,385	401,453
Operating lease liabilities net of current portion	130,439	60,217

Total liabilities	11,333,816	11,885,603

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares
Series A Preferred Stock, $0.001 par value; authorized 2 shares, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares, 5,256,177 and 5,256,177 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	53	53
Additional paid-in capital	9,419,242	10,429,001
Accumulated deficit	(2,365,916)	(876,590)

Total stockholders’ equity	7,053,379	9,552,464

Total liabilities and stockholders’ equity	$18,387,195	$21,438,067

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues:
Software product, net	$2,850,462	$2,482,488	$9,470,811	$7,875,531
Service, net	10,572,792	8,434,671	30,337,452	24,703,545
Total revenues, net	13,423,254	10,917,159	39,808,263	32,579,076

Cost of revenues:
Product	1,754,365	1,597,220	5,714,101	4,808,072
Service	6,318,656	4,891,370	18,201,224	14,510,300
Total cost of revenues	8,073,021	6,488,590	23,915,325	19,318,372

Gross profit	5,350,233	4,428,569	15,892,938	13,260,704

Selling, general and administrative expenses:
Selling and marketing expenses	2,228,526	2,016,850	6,548,697	5,645,564
General and administrative expenses	2,497,891	2,244,622	7,441,703	6,956,744
Share-based compensation expenses	-	44,185	41,497	136,075
Depreciation and amortization expenses	196,361	240,522	607,785	738,893
Total selling, general and administrative expenses	4,922,778	4,546,179	14,639,682	13,477,276

Income (loss) from operations	427,455	(117,610)	1,253,256	(216,572)

Other expense:
Deal costs	(2,986,107)	-	(2,986,107)	-
Interest expense, net	(7,647)	(23,688)	(42,324)	(66,340)
Total other expense	(2,993,754)	(23,688)	(3,028,431)	(66,340)

Loss before taxes	(2,566,299)	(141,298)	(1,775,175)	(282,912)

Benefit for income taxes	(456,121)	(7,061)	(285,849)	(20,253)

Net loss	$(2,110,178)	$(134,237)	$(1,489,326)	$(262,659)
Net loss per common share:
Basic	$(0.40)	$(0.03)	$(0.28)	$(0.05)
Diluted	$(0.40)	$(0.03)	$(0.28)	$(0.05)
Weighted average shares:
Basic	5,256,177	5,136,177	5,256,177	5,136,177
Diluted	5,256,177	5,136,177	5,256,177	5,136,177

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2023	-	$-	-	$-	5,256,177	$53	$10,470,498	$(255,738)	$10,214,813

Cash dividend	-	-	-	-	-	-	(1,051,256)	-	(1,051,256)
Net loss	-	-	-	-	-	-	-	(2,110,178)	(2,110,178)

Balance at September 30, 2023	-	$-	-	$-	5,256,177	$53	$9,419,242	$(2,365,916)	$7,053,379

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at July 1, 2022	-	$-	-	$-	5,136,177	$52	$10,043,032	$(722,793)	$9,320,291

Share-based compensation	-	-	-	-	-	-	44,185	-	44,185
Stock compensation issued for services	-	-	-	-	-	-	297,600	-	297,600
Net loss	-	-	-	-	-	-	-	(134,237)	(134,237)

Balance at September 30, 2022	-	$-	-	$-	5,136,177	$52	$10,384,817	$(857,030)	$9,527,839

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	-	$-	-	$-	5,256,177	$53	$10,429,001	$(876,590)	$9,552,464

Cash dividend	-	-	-	-	-	-	(1,051,256)	-	(1,051,256)
Share-based compensation	-	-	-	-	-	-	41,497	-	41,497
Net loss	-	-	-	-	-	-	-	(1,489,326)	(1,489,326)

Balance at September 30, 2023	-	$-	-	$-	5,256,177	$53	$9,419,242	$(2,365,916)	$7,053,379

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	-	$-	-	$-	5,136,177	$52	$9,951,142	$(594,371)	$9,356,823

Share-based compensation	-	-	-	-	-	-	136,075	-	136,075
Stock compensation issued for services	-	-	-	-	-	-	297,600		297,600
Net loss	-	-	-	-	-	-	-	(262,659)	(262,659)

Balance at September 30, 2022	-	$-	-	$-	5,136,177	$52	$10,384,817	$(857,030)	$9,527,839

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,489,326)	$(262,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(235,775)	5,252
Depreciation and amortization	253,380	291,720
Amortization of intangibles	485,883	569,864
Amortization of right of use assets	273,476	545,233
Bad debt expense	(55,099)	120,000
Share-based compensation	41,497	136,075

Changes in assets and liabilities:
Accounts receivable	(406,910)	(446,077)
Unbilled services	18,920	(102,067)
Deferred charges	1,511,895	(825,000)
Prepaid expenses and other current assets	463,615	239,633
Deposits and other assets	6,922	3,252
Accounts payable	229,386	508,086
Accrued expenses	397,626	383,214
Income tax payable	-	(69,614)
Accrued interest	561	(5,405)
Deferred revenues	(404,852)	581,028
Operating lease obligations	(273,476)	(545,233)
Net cash provided by operating activities	817,723	1,127,302

Cash flows from investing activities:
Purchase of property and equipment	(74,907)	(38,741)
Acquisition of assets	-	(150,000)
Net cash used in investing activities	(74,907)	(188,741)

Cash flows from financing activities:
Payment of cash dividend	(1,051,256)	-
Payment of long-term debt	(659,284)	(344,309)
Payment of finance lease obligations	(161,389)	(176,211)
Net cash used in financing activities	(1,871,929)	(520,520)

Net (decrease) increase in cash	(1,129,113)	418,041

Cash, beginning of period	8,008,633	6,814,117

Cash, end of period	$6,879,520	$7,232,158

Cash paid during period for:
Interest	$57,209	$71,835
Income taxes	$23,479	$15,820

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the nine months ended September 30, 2023:

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

On June 2, 2023, the Company entered into an operating lease to extend its lease for its Arizona office with Exeter 17319 DE, LLC. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $108,330 during the period ended September 30, 2023.

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

We currently do not expect a significant impact on our results of operations in the future due to Russia’s invasion of Ukraine, as we have minimal business in Russia and Ukraine, both directly and indirectly. However, following the invasion, the U.S. and other countries imposed significant sanctions against the Russian government and many Russian companies and individuals. Although the Company does not have significant operations in Russia, the sanctions could impact the Company’s business in other countries and could have a negative impact on the Company’s future revenue and that of its customers, either of which could adversely affect the Company’s business and financial results. We currently also do not expect a significant impact on our results of operations in the future due to Israel-Hamas war, as we have minimal business in that region of the world, both directly and indirectly. Although the Company does not have significant operations in this region, this war could impact the Company’s business in other countries and could have a negative impact on the Company’s future revenue and that of its customers, either of which could adversely affect the Company’s business and financial results.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2023, the results of operations for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. These results are not necessarily indicative of the results to be expected for the full year.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. No impairment losses were identified or recorded for the three or nine months ended September 30, 2023 and 2022.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three and nine months ended September 30, 2023 and 2022.

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

Components of revenue:

	For the Three Months Ending September 30,
	2023	2022
Software revenue	$2,850,462	$2,482,487
Professional consulting	4,831,840	3,173,270
Maintenance revenue	1,485,740	1,384,130
Ancillary service revenue	4,255,212	3,877,272
	$13,423,254	$10,917,159

	For the Nine Months Ending September 30,
	2023	2022
Software revenue	$9,470,811	$7,875,530
Professional consulting	13,724,685	9,623,776
Maintenance revenue	4,103,809	3,926,686
Ancillary service revenue	12,508,958	11,153,084
	$39,808,263	$32,579,076

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

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services that will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of September 30, 2023, there was $354,558 in deferred maintenance revenues, $506,787 in deferred support service revenues and $2,490,893 in deposits for future consulting services. As of December 31, 2022, there was $460,709 in deferred maintenance, $472,266 in deferred support services, and $2,824,115 in deposits for future consulting services.

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

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at September 30, 2023 and December 31, 2022, as defined in ASC 852 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying unaudited condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 for cash, accounts receivable, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments. For each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

Deferred Charges

The Company defers expenses until such time that the expense is consumed and charged to expense at that time. Deferred charges represent expenses related to the merger (see Note 14).

On October 13, 2023, SilverSun Technologies, Inc. (the “Company”) terminated the Agreement and Plan of Merger dated as of September 29, 2022. The Merger Agreement was terminated by the Company pursuant to Section 7.02(a) of the Merger Agreement which provides that the Merger Agreement may be terminated, and the transactions contemplated thereby abandoned by either the Company or Rhodium at any time before the effective time of the first merger contemplated by the Merger Agreement, by written notice from the terminating party to the other party if the closing under the Merger Agreement has not occurred on or before September 30, 2023. As a result, the Company charged to expense all previously deferred deal related expenses in the amount of $2,986,107. These expenses are recorded as Deal Costs in the accompanying condensed statement of operations in Other Expense.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year. At September 30, 2023 and December 31, 2022, the Company had cash on deposit of $5,709,344 and $7,050,862, respectively, in excess of the federally insured limits of $250,000.

As of September 30, 2023, no one customer represented more than 10% of the total accounts receivable and unbilled services. As of December 31, 2022, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the nine months ended September 30, 2023 and 2022, the Company’s top ten customers accounted for 9% ($3,506,819) and 8% ($2,449,875), respectively, of total revenues. The Company does not rely on any one specific customer for any significant portion of its revenue.

For the nine months ended September 30, 2023 and 2022 purchases from one supplier through a “channel partner” agreement were approximately 14% and 14% of cost of revenues, respectively. The channel partner agreements are for a one-year term and automatically renew for an additional one-year term on the anniversary of the agreement’s effective date.

As of September 30, 2023, a legal firm represented approximately 54% of total accounts payable and one supplier represented approximately 11% of total accounts payable. For the year ended December 31, 2022, one supplier represented approximately 28% of total accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash. As of September 30, 2023, the Company believes it has no significant risk related to its concentration of credit risk related to accounts receivable.

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

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There were no liabilities for uncertain tax positions at September 30, 2023 and December 31, 2022.

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

Recently Adopted Authoritative Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments, which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For receivables, and other short-term financial instruments, companies are required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination. This standard was adopted on January 1, 2023 and did not have a significant impact on our consolidated financial position and consolidated results of operations.

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

For the three and nine months ended September 30, 2023 and 2022, the average market prices for the periods ended are less than the exercise price of all the outstanding stock options, therefore, the inclusion of the stock options would be anti-dilutive. In addition, for the three and nine months ended September 30, 2023 and 2022, since the Company had a net loss, the effect of common stock equivalents is anti-dilutive, and, as such, common stock equivalents have been excluded from the calculation.

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022
Basic net loss per share computation:
Net loss	$(2,110,178)	$(134,237)
Weighted-average common shares outstanding	5,256,177	5,136,177
Basic net loss per share	$(0.40)	$(0.03)
Diluted net loss per share computation:
Net loss per above	$(2,110,178)	$(134,237)
Weighted-average common shares outstanding	5,256,177	5,136,177
Total adjusted weighted-average shares	5,256,177	5,136,177
Diluted net loss per share	$(0.40)	$(0.03)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
Basic net loss per share computation:
Net loss	$(1,489,326)	$(262,659)
Weighted-average common shares outstanding	5,256,177	5,136,177
Basic net loss per share	$(0.28)	$(0.05)
Diluted net loss:
Net loss	$(1,489,326)	$(262,659)
Weighted-average common shares outstanding	5,256,177	5,136,177
Total adjusted weighted-average shares	5,256,177	5,136,177
Diluted net loss per share	$(0.28)	$(0.05)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on loss per share.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Stock options	158,420	158,420
Total potential dilutive securities not included in income (loss) income per share	158,420	158,420

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on loss per share.

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Stock options	158,420	158,420
Total potential dilutive securities not included in (loss) income per share	158,420	158,420

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

Roll-forward of Allowance for Doubtful Accounts

The following table represents the roll-forward of the allowance for doubtful accounts for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	September 30, 2023	December 31, 2022
Balance at beginning of period	$490,311	$330,311
Current period provision for expected losses	40,000	170,178
Write-offs	(95,099)	(10,178)
Balance at end of period	$435,212	$490,311

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	September 30, 2023	December 31, 2022
Leasehold improvements	$165,701	$165,701
Equipment, furniture, and fixtures	3,896,482	3,821,575
	4,062,183	3,987,276
Less: Accumulated depreciation and amortization	(3,529,342)	(3,275,962)

Property and equipment, net	$532,841	$711,314

Depreciation and amortization expense related to these assets for the three and nine months ended September 30, 2023 were $75,310 and $253,380, respectively, as compared to $96,713 and $291,720 for the three and nine months ended September 30, 2022.

Property and equipment under finance leases (included in Note 8) are summarized as follows:

	September 30, 2023	December 31, 2022
Equipment, furniture, and fixtures	$1,256,092	$1,256,092
Less: Accumulated amortization	(874,106)	(716,743)

Property and equipment, net	$381,986	$539,349

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

The components of intangible assets are as follows:

	September 30, 2023	December 31, 2022	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 –7
Intellectual property, customer list, and acquired contracts	7,743,283	7,743,283	5 –15
Total intangible assets	8,133,365	8,133,365
Less: accumulated amortization	(4,353,895)	(3,868,012)
	$3,779,470	$4,265,353

Amortization expense related to the above intangible assets for the three and nine months ended September 30, 2023 was $161,961 and $485,883, respectively, as compared to $193,042 and $569,864 for the three and nine months ended September 30, 2022.

The Company expects future amortization expense to be the following:

Amortization
Remainder of 2023	$161,961
2024	647,844
2025	644,367
2026	633,165
2027	619,516
Thereafter	1,072,617
Total	$3,779,470

NOTE 7 – LONG-TERM AND RELATED PARTY DEBT

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). This long-term debt is considered related party debt as a holder is a current employee of the Company. The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 had a term of one (1) year and was subject to downward adjustment based on whether certain revenue milestones are achieved. In July 2021, the Company waived its rights to any downward adjustments on these notes, and agreed to pay the full-face amount, plus interest, on those notes on the date of maturity. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 had a term of three (3) years and was not subject to a downward adjustment. On July 31, 2021, the Company paid Note 1 and accrued interest in the amount of $107,543. On August 4, 2022, the Company paid Note 2 and accrued interest in the amount of $111,924. On July 1, 2023, the Company repaid the outstanding balance of $103,333 and accrued interest. At September 30, 2023 and December 31, 2022, the outstanding balances on the PT Notes were $-0- and $103,333, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – LONG-TERM AND RELATED PARTY DEBT (Continued)

On October 1, 2020, SWK acquired certain assets of Computer Management Services, LLC, (“CMS”) pursuant to an Asset Purchase Agreement for cash of $410, clients’ deposits related to technical support in the amount of $50,115, prepaid time from clients in the amount of $67,073, and the issuance of a promissory note in the aggregate principal amount of $170,000 (the “CMS Note”) for a total of $287,598. The CMS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,869. At September 30, 2023 and December 31, 2022, the outstanding balances on the CMS Note were $4,861 and $48,249, respectively.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”). The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,031. At September 30, 2023 and December 31, 2022, the outstanding balances on the BSS Note were $106,348 and $140,748, respectively.

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”). The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $3,724. At September 30, 2023 and December 31, 2022, the outstanding balances on the CTS Note were $25,892 and $58,741, respectively.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”). The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $12,889. At September 30, 2023 and December 31, 2022, the outstanding balances on the PSI Note were $102,344 and $215,863, respectively.

On January 1, 2022, SWK acquired certain assets of Dynamic Tech Services, Inc. (“DTSI”) pursuant to an Asset Purchase Agreement for $500,000 cash and the issuance of a promissory note in the aggregate principal amount of $835,000 (the “DTSI Note”). The DTSI Note bears interest at a rate of three and one-quarter percent (3.25%) per annum. The principal amount of the Note was subject to a downward adjustment in the event the Company lost any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of DTS immediately prior to the Effective Date (the “DTS Customers”). Any such downward adjustment would be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from DTS Customers. In the event that subscription renewal revenue received from DTS Customers during the one-year period immediately following the Effective Date was less than 95% of the subscription renewal revenue received by DTS from DTS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note would be reduced. The measuring period for any downward adjustment would be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances would the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). There was no downward adjustment necessary as measured on the one-year anniversary of the note, January 1, 2023. The Note was amortized as follows: The first payment of principal and interest due under the Note, which was an annual payment, was due and paid on January 1, 2023. and thereafter, payments will be made quarterly in twelve equal installments. At September 30, 2023 and December 31, 2022, the outstanding balances on the DTSI Note was $521,875 and $835,000, respectively (see Note 11).

On January 19, 2022, SWK acquired the customer list of NEO3, LLC (“NEO3”) pursuant to an Asset Purchase Agreement for the customer list for $150,000 cash and the issuance of a promissory note in the aggregate principal amount of $75,000 (the “NEO3 Note”). The NEO3 Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $2,148. At September 30, 2023 and December 31, 2022, the outstanding balance on the NEO3 Note was $33,889 and $52,559, respectively.

Total long-term and related party debt balances at September 30, 2023 and December 31, 2022 were $795,209 and $1,454,493, respectively, of which $413,861 and $783,479 was classified as current portion at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023, future payments of long-term debt are as follows:

Remainder of 2023	$124,194
2024	360,091
2025	258,736
2026	52,188
Total	$795,209

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying unaudited condensed consolidated balance sheets. The weighted average interest rate as of September 30, 2023 was 7.2% and the following weighted-average lease term:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term	3.02	3.44

At September 30, 2023 future payments under finance leases are as follows:

September 30, 2023
Remainder of 2023	$61,452
2024	176,686
2025	115,080
2026	115,080
2027	47,950
Total minimum lease payments	516,248
Less amounts representing interest	(61,194)
Present value of net minimum lease payments	455,054
Less current portion	(183,669)
Long-term finance lease obligation	$271,385

NOTE 9 – OPERATING LEASE LIABILITY

The Company leases space in four different locations and also has an equipment lease rental with monthly payments ranging from $3,180 to $10,279 which expire at various dates through September 30, 2026.

On September 29, 2022, the Company entered into an operating lease for equipment with Digital Fortress, Inc. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $109,840 during the period ended September 30, 2023.

On October 12, 2022, the Company entered into an operating lease for equipment and space with Cologix USA, Inc. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $106,471 during the period ended September 30, 2023.

On June 2, 2023, the Company entered into an operating lease to extend its lease for its Arizona office with Exeter 17319 DE, LLC. Accordingly, operating lease right of use assets and operating lease liabilities were recognized for the extension in the amount of $108,330 during the period ended September 30, 2023.

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

The Company's weighted average remaining lease term for operating leases as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term	1.72	1.19

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – OPERATING LEASE LIABILITY (Continued)

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of September 30, 2023:

Remainder 2023	$94,308
2024	197,163
2025	72,058
2026	30,786
Total undiscounted future minimum lease payments	394,315
Less: Difference between undiscounted lease payments and discounted lease liabilities	(19,588)
Total operating lease liabilities	374,727
Less current portion	(244,288)
Long-term operating lease liabilities	$130,439

Total rent expense under operating leases for the three and nine months ended September 30, 2023 was $106,790 and $319,870, respectively, as compared to $85,706 and $297,919 for the three and nine months ended September 30, 2022, respectively.

NOTE 10 – EQUITY

Dividends

On August 4, 2023, the Board of Directors approved the payment of a $0.20 special cash dividend per share of Common Stock to shareholders of record August 18, 2023. The dividend was paid on August 25, 2023.

Stock Repurchase Program

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock. Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended, or discontinued at any time. The Company expects to finance the program from existing cash resources. On November 5, 2021, the Board of Directors voted to increase the authorized amount of the buyback from $2 million to $5 million. As of September 30, 2023, no repurchases have been made.

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

There were no stock options granted for the nine months ended September 30, 2023.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY (Continued)

A summary of the status of the Company’s stock option plans for the nine months ended September 30, 2023 and the year ended December 31, 2022 and changes during the periods are presented below (in number of options):

	Number of Options	Average Exercise Price

Outstanding options at January 1, 2022	165,620	$6.256
Options granted	-	-
Options canceled/forfeited	(7,200)	$6.530

Outstanding options at December 31, 2022	158,420	$6.245
Options granted	-	-
Options canceled/forfeited	-	$-

Outstanding options at September 30, 2023	158,420	$6.245

For the three and nine months ended September 30, 2023, the Company recorded share-based compensation expense of $-0- and $41,497, respectively, as compared to $44,185 and $136,075 for the three and nine months ended September 30, 2022.

As of September 30, 2023 and December 31, 2022, the unamortized compensation expense for stock options was $-0- and $41,497, respectively.

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

The Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 include the actual results of DTS, and as such, pro forma results are not required.

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

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,700,000 as of September 30, 2023, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and a portion begin to expire in the year 2025 to 2033.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and depreciation, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $1,342,000 and $1,106,000 in deferred tax assets at September 30, 2023 and December 31, 2022, respectively. The increase in the deferred tax asset is due to tax benefit, which will increase our NOL carryforward.

For the three and nine months ended September 30, 2023, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. For the three and nine months ended September 30, 2023, the Company recorded tax benefits of $456,121 and $285,849, respectively, as compared to tax benefits of $7,061 and $20,253 for the three and nine months ended September 30, 2022, respectively. These increase in the tax benefits are primarily the result of the losses income before taxes for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, primarily as a result of the write-off of expenses associated with the termination of the Agreement and Plan of Merger dated as of September 29, 2022 (see Note 14).

NOTE 13 – RELATED PARTY TRANSACTIONS

At September 30, 2023 and December 31, 2022, certain long-term debt is considered a related party liability as a holder of Prairie Tech is current employee of the Company. As of September 30, 2023 and December 31, 2022, the outstanding balances of this debt were $-0- and $103,333, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – MERGER

On September 29, 2022, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Rhodium Enterprises, Inc. (“Rhodium”), an industrial-scale digital asset technology company utilizing proprietary technologies to mine bitcoin.

On October 13, 2023, SilverSun Technologies, Inc. (the “Company”) terminated the Agreement and Plan of Merger dated as of September 29, 2022 and amended on each of October 20, 2022; December 21,2022; March 13, 2023; April 28, 2023; July 11, 2023; and September 6, 2023, by and among the Company, Rhodium Enterprises Acquisition Corp., a Delaware corporation and direct wholly owned subsidiary of the Company, Rhodium Enterprises Acquisition LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company, and Rhodium Enterprises, Inc., a Delaware corporation (“Rhodium”), (as amended, the “Merger Agreement”). The Merger Agreement was terminated by the Company pursuant to Section 7.02(a) of the Merger Agreement which provides that the Merger Agreement may be terminated, and the transactions contemplated thereby abandoned by either the Company or Rhodium at any time before the effective time of the first merger contemplated by the Merger Agreement, by written notice from the terminating party to the other party if the closing under the Merger Agreement has not occurred on or before September 30, 2023 (see Note 2 – Deferred Charges).

NOTE 15 – SUBSEQUENT EVENT

On November 13, 2023, the Company entered into an asset purchase agreement to acquire certain assets of JCS Computer Resource Corporation (“JCS”). The purchase price for the Acquired Assets was $1,325,000, $278,489 of which was paid in cash, customer deposits related to prepaid time from clients in the amount of $21,511 and $1,025,000 of which was paid through the issuance of a three-year $1,025,000 promissory note dated November 9, 2023, paying interest at the rate of 4.25% per annum.

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

Overview

The Company is engaged in providing transformational business management applications and technologies and professional consulting services to small and medium size companies, primarily in the manufacturing, distribution, and service industries.

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

During the first nine months of 2023, the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022.

Our strategy is to grow our business through organic growth of our software applications, technology solutions and managed services, as well as expansion through acquisitions. We have established a national presence via our internal marketing, sales programs, and acquisitions, and now have ERP customers throughout most of the United States. To remain competitive and continue to grow, we continue to invest resources in our people, product development, marketing, and sales capabilities, and we expect to continue to do so in the future. During the nine months ended September 30, 2023 the Company continued to expand its customer base, which we believe provides a basis for future growth. Revenues increased 22.2% to $39.8 million for the nine months ended September 30, 2023 as compared to $32.6 million for the corresponding period in 2022. Our Acumatica and Sage product revenue continues to grow, and we are excited about the opportunity for growth with our Sage Intacct product.

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

On September 29, 2022, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Rhodium Enterprises, Inc. (“Rhodium”), an industrial-scale digital asset technology company utilizing proprietary technologies to mine bitcoin. On October 13, 2023, SilverSun Technologies, Inc. terminated the Agreement and Plan of Merger (see Note 14 to Notes to Condensed Consolidated Financial Statements).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Revenues

For the three and nine months ended September 30, 2023, revenues increased $2,506,095 (23.0%) and $7,229,187 (22.2%) to $13,423,254 and $39,808,263, respectively, as compared to $10,917,159 and $32,579,076, respectively, for the three and nine months ended September 30, 2022. This increase is mostly attributed to an increase in professional consulting revenues as well as an increase in software revenue.

Software revenues increased $367,974 (14.8%) and $1,595,280 (20.3%) to $2,850,462 and $9,470,811 for the three and nine months ended September 30, 2023, respectively, as compared to $2,482,488 and $7,875,531 for the three and nine months ended September 30, 2022, respectively, primarily because of an increase in our ERP software sales, especially for Acumatica and Sage Intacct.

Service revenue increased $2,138,121 (25.3%) and $5,633,907 (22.8%) to $10,572,792 and $30,337,452 for the three and nine months ended September 30, 2023, respectively, as compared to $8,434,671 and $24,703,545 for the three and nine months ended September 30, 2022. This increase is mainly attributed to the increase in professional services, especially for our Acumatica, Sage 100, and Sage Intacct products, as well as an increase in revenue in our hosting services. Recruiting in 2021 and 2022 was a difficult challenge, but our efforts to increase our consulting staff with additional resources, as well as system improvements, has yielded a positive result in our financial performance. We have also utilized some outside contractors to assist in projects because of our growth.

Gross profit

Gross profit for the three and nine months ended September 30, 2023 increased $921,664 (20.8%) and $2,632,234 (19.8%) to $5,350,233 and $15,892,938, respectively, as compared to $4,428,569 and $13,260,704 for the three and nine months ended September 30, 2022. For the three months ended September 30, 2023, the overall gross profit percentage was 39.9% as compared to 40.6% for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the overall gross profit percentage was 39.9% as compared to 40.7% for the nine months ended September 30, 2022.

The gross profit attributed to software revenues increased $210,829 (23.8%) and $689,251 (22.5%) to $1,096,097 and $3,756,710, respectively, for the three and nine months ended September 30, 2023 as compared to $885,268 and $3,067,459 for the three and nine months ended September 30, 2022, due mostly to the increased volume of software sold. For the three months ended September 30, 2023, the gross profit percentage on software revenue was 38.5% as compared to 35.7% for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the gross profit percentage on software revenue was 39.7% as compared to 38.9% for the nine months ended September 30, 2022.

The gross profit attributed to services increased $710,835 (20.1%) and $1,942,983 (19.1%) to $4,254,136 and $12,136,228 for the three and nine months ended September 30, 2023 as compared to $3,543,301 and $10,193,245 for the three and nine months ended September 30, 2022. This increase is attributed to revenue increases in professional services and application hosting. For the three months ended September 30, 2023, the gross profit percentage on service revenue was 40.7% as compared to 42.0% for the three months ended September 30, 2022. For the nine months ended September 30, 2023, the gross profit percentage on service revenue was 40.2% as compared to 41.3% for the nine months ended September 30, 2022.

Operating expenses

Selling and marketing expenses increased $211,676 (10.5%) and $903,133 (16.0%) to $2,228,526 and $6,548,697, respectively, for the three and nine months ended September 30, 2023 as compared to $2,016,850 and $5,645,564 for the three and nine months ended September 30, 2022. This increase is primarily due to increased salary increases, new personnel, higher commissions to employees as a result of the increased revenues, as well as increased travel expenses associated with attendance at trade shows and conferences.

General and administrative expenses increased $253,269 (11.3%) and $484,959 (7.0%) to $2,497,891 and $7,441,703, respectively, for the three and nine months ended September 30, 2023 as compared to $2,244,622 and $6,956,744 for the three and nine months ended September 30, 2022. This increase in expenses for the three months ended September 30, 2023 is a result of salary increases and increases in accrued compensation and state excise taxes offset partially by a decrease in credit card fees. For the nine months ended September 30, 2023, general and administrative expenses increased primarily as a result of salary increases and increased accrued compensation, travel and entertainment, professional and license fees offset partially by a decrease in credit card fees, lower rent and recruitment expenses.

Share-based compensation decreased $44,185 (100%) and $94,578 (69.5%) for the three and nine months ended September 30, 2023 to $-0- and $41,497, respectively, as compared to $44,185 and $136,075 for the three and nine months ended September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Depreciation and amortization expense decreased $44,161 (18.4%) and $131,108 (17.7%) to $196,361 and $607,785 for the three and nine months ended September 30, 2023 as compared to $240,522 and $738,893 for the three and nine months ended September 30, 2022. This decrease is primarily due to the lower amortization of intangible assets as a result of certain intangible assets being fully amortized.

Income (loss) from operations

As a result of the above, for the three and nine months ended September 30, 2023, the Company had net income from operations of $427,455 and $1,253,256, respectively, as compared to losses from operations of $117,610 and $216,572 for the three and nine months ended September 30, 2022.

Other Expense

For the three and nine months ended September 30, 2023, the Company incurred other expense of $2,936,107 related to the terminated the Agreement and Plan of Merger dated as of September 29, 2022 (Notes 14 and Note 2 – Deferred Charges). The Company charged to expense all previously deferred deal related expenses in the amount of $2,986,107. These expenses are recorded as Deal Costs in the accompanying condensed statement of operations in Other Expense.

Loss Before Taxes

As a result of the above, for the three and nine months ended September 30, 2023, the Company had losses before taxes of $2,566,299 and $1,775,175, respectively, as compared to losses before of $141,298 and $282,912 for the three and nine months ended September 30, 2022.

Liquidity and Capital Resources

While our Company has not been significantly impacted because of the economic uncertainty nor from the impact of COVID-19, the potential negative impact on our business, in the future, is impossible to determine at this point, although it is likely that we could suffer negative consequences as many companies go out of business or decrease their technology spending. As such, we need to rely on our own limited resources to weather any economic downturn. Management continues to monitor developments, explore various cost-cutting measures, and explore other sources of funding, but there is no guarantee we will be successful in doing so.

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

At September 30, 2023, future payments of long-term debt are as follows:

Remainder of 2023	$124,194
2024	360,091
2025	258,736
2026	52,188
Total	$795,209

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Liquidity and Capital Resources (continued)

The Company’s working capital was $487,090 at September 30, 2023 as compared to $2,946,349 at December 31, 2022 mostly due to lower deferred charges, lower prepaid expenses and other current assets and cash offset partially by the decrease in deferred revenues.

During the nine months ended September 30, 2023, the Company had a net decrease in cash of $1,129,113. The Company’s principal sources and uses of funds were as follows:

Cash used in operating activities:

Operating activities for the nine months ended September 30, 2023 provided $817,723 of cash as compared to $1,127,302 of cash for the same period in 2022. The decrease in cash provided by operating activities is primarily due changes in accounts payable and deferred revenues offset partially by the improvement in cash from operations, excluding the non-cash items, such as depreciation, amortization, and share-based compensation as well as the change in deferred charges.

Cash used in investing activities:

Investing activities for the nine months ended September 30, 2023 used cash of $74,907 as compared to using $188,741 cash for the same period in 2022, primarily as a result of lower acquisition costs for new businesses.

Cash used in financing activities:

Financing activities for the nine months ended September 30, 2023 used cash of $1,871,929 as compared to using cash in the amount of $520,520 for the same period in 2022. The increase in cash used is a result of the cash dividend paid to shareholders in August 2023.

The Company believes that as a result of the growth in business, and the funds on hand, it has adequate liquidity to fund its operating plans for at least the next twelve months, provided, however, that the Company cannot currently quantify the recent economic uncertainty and its effects on the business in the coming quarters.

For the nine months ended September 30, 2023, inflation has impacted the Company’s profitability, as it has resulted in increased costs necessary to recruit and retain personnel. As the Company returns back to its pre-Covid marketing and trade show schedules, the higher costs of travel and meals will also have a negative impact on the Company’s profitability.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2023 and for fiscal 2022, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Israel

We currently do not expect a significant impact on our results of operations in the future due to Israel-Hamas war, as we have minimal business in that region of the world, both directly and indirectly. Although the Company does not have significant operations in this region, this war could impact the Company’s business in other countries and could have a negative impact on the Company’s future revenue and that of its customers, either of which could adversely affect the Company’s business and financial results.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2023.

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

2.2

Sixth Amendment to Agreement and Plan of Merger among SilverSun Technologies, Inc., Rhodium Enterprises Acquisition Corp., Rhodium Enterprises Acquisition LLC and Rhodium Enterprises, Inc. executed on September 6, 2023 (incorporated herein by reference to Exhibit 2.7 on that Form 8-K current report filed with the SEC on September 8, 2023).

2.3

Termination of the Agreement and Plan of Merger among SilverSun Technologies, Inc., Rhodium Enterprises Acquisition Corp., Rhodium Enterprises, Inc., executed October 13, 2023 (incorporated by reference on that Form 8-K current report filed with the SEC on October 16, 2023).

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

SILVERSUN TECHNOLOGIES, INC.

Dated: November 14, 2023	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Dated: November 14, 2023	By:	/s/ Joseph P. Macaluso
Joseph P. Macaluso
Principal Financial Officer and Principal Accounting Officer