Form 10-K
period 2023-12-31
SilverSun Technologies, Inc.
filed 2024-03-14
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023 based on a closing price of $3.37 was $10,950,812.

As of March 13, 2024, the registrant had 5,315,581 shares of its common stock, par value $0.00001 per share, outstanding.

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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. The uncertainty on the economy continues to create uncertainty for the Company in the coming months and quarters. While our Company has not been significantly impacted because of this uncertainty, the potential negative impact on our business, in the future, is impossible to determine at this point, although it is likely that we could suffer negative consequences as many companies go out of business or decrease their technology spending. As such, we need to rely on our own limited resources to weather any economic downturn. Management will continue to monitor developments, explore various cost-cutting measures, and explore other sources of funding, but there is no guarantee we will be successful in doing so. The uncertainty could adversely affect us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects are uncertain It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Annual Report on Form 10-K are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

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

On November 13, 2023, SWK entered into an Asset Purchase Agreement with JCS Computer Resource Corporation (“JCS”), an Illinois corporation pursuant to which SWK acquired from JCS certain assets (the “Acquired Assets”) related to the component of JCS’ business devoted to being a value added reseller of Sage 100, Sage 50, and Quickbooks software, together with ancillary consulting services related thereto.

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

For the years ended December 31, 2023 and 2022, purchases from one supplier through a “channel partner” agreement were approximately 16% and 15% respectively. This channel partner agreement is for a one-year term and automatically renews for an additional one-year term on the anniversary of the agreements effective date. Generally, the Company does not rely on any one specific supplier for all its purchases and maintains relationships with other suppliers that could replace its existing supplier should the need arise.

Customers

We market our products primarily throughout North America. For the years ended December 31, 2023 and 2022, the top ten customers accounted for 9% ($4,869,634) and 7% ($3,147,258), respectively, of total revenues. Generally, we do not rely on any one specific customer for any significant portion of our revenue base. No single customer accounted for ten percent or more of our consolidated revenues base.

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

Human Capital

As of January 31, 2024, we had approximately 195 full time employees with 48 of our employees engaged in sales and marketing activities, 108 employees engaged in service fulfillment, and 39 employees performing administrative functions. SilverSun’s future success depends in significant part upon the continued services of its key sales, technical, and senior management personnel and its ability to attract and retain highly qualified sales, technical, and managerial personnel. None of SilverSun’s employees are represented by a collective bargaining agreement and SilverSun Holdings has never experienced a work stoppage.

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

Prior to June 2004, we were engaged in the design, manufacture, and marketing of specialized telecommunication equipment. On June 2, 2004, our wholly owned subsidiary, SWK Technologies, Inc. (“SWK”) completed its acquisition of SWK, Inc.

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

On March 11, 2015, SWK entered into an Asset Purchase Agreement with 2000 SOFT, Inc. d/b/a Accounting Technology Resource (“ATR”), a California corporation. In addition to the strategic geographic benefits of this acquisition, it has provided additional revenues from the approximately 250 additional customers.

On July 6, 2015, SWK entered into an Asset Purchase Agreement with Productive Tech, Inc. (“PTI”), a New Jersey managed IT service provider. corporation. In addition to the strategic geographic benefits of this acquisition, it has provided additional revenues from the approximately 85 additional customers.

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

In May 2018, the Company formed a wholly owned subsidiary, Critical Cyber Defense Corp. (“CCDC”), a Nevada corporation, for the purpose of providing cyber defense products and services.

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

On January 1, 2022, SWK entered into an Asset Purchase Agreement with Dynamic Tech Services, Inc (DTS”), a Georgia corporation (“DTS”) pursuant to which SWK acquired from DTS certain assets related to the component of DTS’ operations devoted to selling and supporting Acumatica Cloud Enterprise Resource Planning solutions.

On January 22, 2022, entered into an agreement to acquire certain assets of NEO3, LLC (“NEO3”), an Ohio-based company related to its Sage 100 and Acumatica operations.

On November 13, 2023, SWK entered into an Asset Purchase Agreement with JCS Computer Resource Corporation (“JCS”), an Illinois corporation pursuant to which SWK acquired from JCS certain assets (the “Acquired Assets”) related to the component of JCS’ business devoted to being a value-added reseller of Sage 100, Sage 50, and QuickBooks software, together with ancillary consulting services related thereto.

Recent Events – Rhodium

On September 29, 2022, SilverSun entered into a definitive agreement and plan of merger (the “Rhodium Merger Agreement”) by and among SilverSun, Rhodium Enterprises Acquisition Corp, Rhodium Enterprises Acquisition LLC and Rhodium Enterprises, Inc., an industrial-scale digital asset technology company utilizing proprietary technologies to mine bitcoin. On October 13, 2023, SilverSun terminated the Rhodium Merger Agreement.

Recent Events – Jacobs Private Equity II, LLC (“JPE”)

On December 3, 2023, SilverSun entered into an Investment Agreement (as it may be amended or supplemented, the “Investment Agreement”), with Jacobs Private Equity II, LLC, a Delaware limited liability company (“JPE”), and the other investors party thereto (the “Other Investors,” and together with JPE, the “Investors”), providing for an aggregate investment by the Investors of $1,000,000,000 in cash in SilverSun, including $900,000,000 from JPE (the “Equity Investment”). The Investment Agreement has been unanimously approved by the SilverSun board of directors. Following the closing (the “Closing”) of the Equity Investment (together with all of the other transactions contemplated by the Investment Agreement), JPE will become the controlling stockholder of SilverSun, and Brad Jacobs, the Managing Member of JPE, will become Chairman of the SilverSun board of directors and Chief Executive Officer of SilverSun.

Following the Closing, SilverSun intends to pursue a business strategy of creating a tech-forward leader in the building products distribution industry. After spinning off the existing SilverSun business as described below, the remaining company, which will be renamed QXO, Inc., will be a standalone platform for acquisitions and operations in the building products distribution industry.

At least two days prior to the Closing, SilverSun will amend and restate its certificate of incorporation (the “Charter Amendment”) or the “Fifth Amended and Restated Certificate of Incorporation”) to, among other things, effect an 8:1 reverse stock split (the “Reverse Stock Split”) with respect to SilverSun’s common stock, par value $0.00001 per share (“SilverSun common stock”). Upon the Closing and giving effect to the Reverse Stock Split, SilverSun will issue to the Investors, in the aggregate: (a) 1,000,000 shares of Convertible Perpetual Preferred Stock of SilverSun (the “Convertible Preferred Stock”) that, in the aggregate, will be convertible into approximately 219 million shares of SilverSun common stock at an initial conversion price of $4.566 per share (equivalent to $0.571 per share pre-Reverse Stock Split), subject to customary anti-dilution adjustments; and (b) warrants to purchase an additional approximately 219 million shares of SilverSun common stock (the “Warrants,” and together with the Convertible Preferred Stock, the “Securities”) at initial exercise prices of $4.566 per share (equivalent to $0.571 per share pre-Reverse Stock Split) with respect to 50% of the Warrants, $6.849 per share (equivalent to $0.856 per share pre-Reverse Stock Split) with respect to 25% of the Warrants, and $13.698 per share (equivalent to $1.712 per share pre-Reverse Stock Split) with respect to the remaining 25% of the Warrants, in each case subject to customary anti-dilution adjustments. Following the Closing, the Investors will own approximately 99.85% of SilverSun common stock on an as-converted, as-exercised basis.

The Convertible Preferred Stock will pay quarterly cash dividends equal to the greater of (a) the as-converted dividends on the underlying Company common stock for the relevant quarter and (b) 9% of the then-applicable liquidation preference per annum. Accrued and unpaid dividends for any quarter will accrete to liquidation preference for all purposes. The Convertible Preferred Stock will not be redeemable and will vote together with the Company’s common stock on an as-converted basis on all matters, except as otherwise required by law, and separately as a class with respect to certain matters implicating the rights of holders of shares of Convertible Preferred Stock. The terms of the Convertible Preferred Stock are more fully set forth in Exhibit A to the Investment Agreement filed herewith.

Each Warrant will initially be exercisable at any time and from time to time from the closing date until the tenth anniversary of the Closing date, at the option of the holder thereof, into one share of Company common stock at the exercise prices described above, subject to customary anti-dilution adjustments. The terms of the Warrants are more fully set forth in Exhibit B to the Investment Agreement that was filed as Exhibit 2.1 to our Form 8-K filed with the SEC on December 4, 2023.

Under the terms of the Investment Agreement, SilverSun will, six days after the Closing (the “Distribution Date”), separate the existing SilverSun business (the “Separation”) into SilverSun Technologies Holdings, Inc., a Nevada corporation and currently a wholly owned subsidiary of the Company (“SilverSun Holdings” or “SpinCo”), and distribute all of the shares of SilverSun Holdings (the “Distribution”) to the stockholders of SilverSun as of the close of business on a record date that is expected to be one day prior to the date of closing (the “Record Date”) (collectively, the “Spin-Off”) in accordance with a separation and distribution agreement to be executed between SilverSun and SilverSun Technologies Holdings on or prior to the Distribution Date (the “Separation Agreement”). Upon completion of the Distribution, each SilverSun stockholder as of the Record Date will receive eight shares of common stock, par value $0.00001 per share, of SilverSun Holdings (“SilverSun Holdings common stock”), for every share of SilverSun common stock held as of the close of business on the Record Date. SilverSun Holdings common stock will be issued in book-entry form only, which means that no physical share certificates will be issued. No fractional shares of SilverSun Holdings common stock will be issued.

Also pursuant to the Investment Agreement and the Separation Agreement, SilverSun will declare a $2.5 million aggregate cash dividend to its stockholders of record as of the Record Date (the “Dividend”). The Dividend will be paid on the Distribution Date from proceeds received by SilverSun from the Equity Investment.

The Charter Amendment and the transactions contemplated by the Investment Agreement (including the issuance and sale to the Investors of the Securities), among other matters, were submitted for approval at the Special Meeting of the stockholders of SilverSun held at 9:00 A.M.EST on March 14, 2024 (the “Special Meeting”) as discussed in the definitive proxy statement of SilverSun dated February 13, 2024 and were approved at the Special Meeting. As a result of the approval of the proposals set forth in such definitive proxy statement and subject to the closing under the Investment Agreement, eligible shareholders do not need to take any action to receive their shares of SilverSun Holdings common stock in connection with the Distribution. It is expected that their shares of SilverSun Holdings common stock will trade on the OTCQX tier of OTC Markets and that their shares of SilverSun common stock will continue to trade on The Nasdaq Capital Market. Shortly after the Closing, SilverSun is expected to change its name to QXO, Inc. Once renamed, SilverSun is expected to change the ticker symbol of its common stock to “QXO.” Until such time, SilverSun will continue to trade on The Nasdaq Capital Market under the symbol “SSNT.”

Following the Distribution, SilverSun Holdings will operate through its direct subsidiaries SWK, SCS and CCDC and conduct the business conducted by SilverSun prior to the Distribution and the Closing under the Investment Agreement.

One day prior to the date of the Distribution, SilverSun and SilverSun Holdings will enter into an Employee Matters Agreement (the “Employee Matters Agreement”). The Employee Matters Agreement sets forth the terms and conditions of certain employment, compensation and benefit matters related to the Distribution beyond those covered by the Separation Agreement.

One day prior to the date of the Distribution, SilverSun and SilverSun Holdings will also enter into a Tax Matters Agreement (the “Tax Matters Agreement”). The Tax Matters Agreement will govern the respective rights, responsibilities and obligations of SilverSun and SilverSun Holdings after the Distribution with respect to tax liabilities and benefits, tax attributes, certain indemnification rights with respect to tax matters, the preparation and filing of tax returns, the control of audits and other tax proceedings, the intended federal income tax characterization of the Separation and the Distribution and the agreed-upon reporting thereof and certain other tax matters.

The Distribution will have tax consequences to SilverSun and the SilverSun stockholders that receive shares of SilverSun Holdings in the Distribution.

Following the Spin-Off, the Company’s current executive officers and directors, including Mark Meller, SilverSun’s chief executive officer, are expected to continue in their current roles at SilverSun Holdings and its subsidiaries. SilverSun Holdings will apply for the public quotation of its shares on the OTCQX tier of OTC Markets, which shares will be registered pursuant to a Form 10 registration statement that has been filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Investment Agreement and the transactions contemplated by the Investment Agreement have been approved by SilverSun’s board of directors. The approval of the Equity Investment, the Fifth Amended and Restated Certificate of Incorporation (including the 8:1 reverse stock split contemplated therein) and the equity incentive plan proposed by JPE were approved by the stockholders at the Special Meeting. The transactions are also subject to the receipt of necessary antitrust approvals and the satisfaction of other customary closing conditions.

Following the Closing of the Equity Investment, the board of directors of SilverSun will be reconstituted such that (a) the number of seats on the board of directors will be as directed by JPE, (b) each of such directors (including Mr. Jacobs) will be individuals designated by JPE, (c) each standing committee of the board of directors of the Company will be reconstituted in a manner designated by JPE and (d) Mr. Jacobs will be appointed as the Chairman of the Board of Directors of SilverSun and Chief Executive Officer of SilverSun. For information regarding the expected terms of Mr. Jacobs engagement, see “Jacobs Employment Agreement.”

In addition, the current executive officers of SilverSun will resign and new officers designated by JPE will be appointed, and SilverSun will change its name and trading symbol as determined by JPE.

Under the Investment Agreement, between signing and Closing, the Company will cooperate with JPE in JPE’s efforts for the Company to consummate an acquisition of one or more businesses selected by JPE, the consummation of which will not occur until the closing of the Spin-Off. Such cooperation by the Company will include signing any definitive agreements with respect to such acquisition so long as the closing thereunder does not occur until the Closing. JPE will pay for the expenses of this cooperation until the closing of the Spin-Off, at which point the Company will reimburse JPE for all such expenses (with the intention being that these expenses shall not reduce cash otherwise available to SilverSun Holdings).

If JPE consummates an acquisition of a business or businesses before the Closing, at the sole election of JPE, JPE may contribute such business or businesses to the Company and the Company will cooperate with JPE to effectuate any such contribution. As part of such contribution, the Company will issue to JPE (and as directed by JPE) shares of Convertible Preferred Stock and Warrants with a value equal to the amount paid by JPE to purchase such business or businesses contributed by JPE, based on the same per share of Convertible Preferred Stock/per Warrant prices set forth above, and in such case the portion of the purchase price otherwise payable by JPE to the Company will be reduced by the amount JPE paid for the contributed business or businesses.

Under the Investment Agreement, the Company will be subject to restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to and enter into discussions or negotiations with third parties regarding alternative acquisition proposals, subject to the exceptions set forth in the Investment Agreement. The Investment Agreement contains termination rights for both JPE and the Company, including, among others, for the Company if its board changes its recommendation to its stockholders of the Equity Investment in connection with a Superior Proposal (as defined in the Investment Agreement) to acquire the Company, and for JPE in the event of the Board changing its recommendation to its stockholders of the Equity Investment. Upon termination of the Investment Agreement in connection with a Superior Proposal and certain other circumstances described in the Investment Agreement, the Company may be obligated to pay JPE a termination fee of $600,000.

Under the Investment Agreement, JPE will be permitted to delay the Closing of the Equity Investment, on one or more occasions, to a date that does not exceed 12 months following the December 3, 2023 signing (subject to the continued satisfaction of closing conditions at such time). If JPE delays the Closing by more than 7 months following the signing, JPE will pay the Company the following fees on the first day of each additional month, starting with the first day of the eighth month: (a) month eight (8): $40,000, (b) month nine (9): $40,000, (c) month ten (10): $50,000, (d) month eleven (11): $50,000; and (e) month twelve (12): $50,000.

Concurrently with the Closing of the Equity Investment, the Company and the Investors will enter into a Registration Rights Agreement with respect to the shares of Convertible Preferred Stock and Warrants and the shares of Company common stock issuable upon conversion or exercise thereof, which agreement will contain, among other customary provisions, the terms set forth on Exhibit C to the Investment Agreement filed herewith. In addition, concurrently with the Closing of the Equity Investment, the Company and the Investors will enter into a stockholders’ agreement in the form attached as Exhibit G to the Investment Agreement filed herewith.

Upon the Closing of the Equity Investment, the SilverSun Technologies, Inc. 2019 Equity and Incentive Plan and all outstanding options issued thereunder, if any, will be terminated.

The Company and the Investors have made customary representations and warranties and covenants in the Investment Agreement.

Plan of Reorganization

Prior to Closing, SilverSun will contribute to SilverSun Holdings all of the issued and outstanding stock of SWK, SCS, and CCDC to SilverSun Holdings resulting in SWK, SCS and CCDC being direct wholly owned subsidiaries of SilverSun Holdings and SWK Technologies Canada, Inc., an Ontario corporation, which is currently owned by SWK and at the time of such Contribution will continue being owned by SWK, being an indirect wholly owned subsidiary of SilverSun Holdings.

In addition, at least one day prior to Closing the Equity Investment, SilverSun will contribute all of its assets, liabilities and employees to SilverSun Holdings.

Prior to the Distribution Date, SilverSun will declare the Dividend, and the Dividend will be paid to the SilverSun stockholders as of the Record Date on the Distribution Date from proceeds received by SilverSun from the Equity Investment.

In addition, at the Effective Time on the Distribution Date, each holder of SilverSun common stock as of the Record Date will receive eight shares of SilverSun Holdings common stock for every share of SilverSun common stock held as of the close of business on the Record Date by such holder of SilverSun common stock as of the Record Date. No fractional shares of SilverSun Holdings common stock will be issued.

The Separation Agreement sets forth the terms and conditions regarding the Separation and the Distribution. In addition, the Separation Agreement governs the treatment of indemnification, insurance, and litigation responsibility and management of SilverSun Holdings and SilverSun after the date of Distribution. The Separation Agreement provides that SilverSun Holdings will indemnify SilverSun following the Distribution for any obligations and liabilities related to or arising from the SilverSun Holdings’ obligations and liabilities related to or arising from its respective businesses.

In addition to the Separation Agreement, SilverSun Holdings will enter several other agreements with us to effect the Separation and provide a framework for our relationship with SilverSun Holdings after the Separation including the Tax Matters Agreement and Employee Matters Agreement. These agreements will provide for the allocation between SilverSun Holdings and its subsidiaries, on the one hand, and SilverSun and its subsidiaries, on the other hand, of the assets, liabilities, legal entities, and obligations associated with the business application, technology and consulting businesses, on the one hand, and the other SilverSun businesses (including the expected building products distribution business), on the other hand, and will govern the relationship between SilverSun Holdings and its subsidiaries, on the one hand, and SilverSun and its subsidiaries, on the other hand, subsequent to the Separation and the Distribution.

The Separation and the Distribution is subject to the satisfaction or waiver of certain conditions. For a more detailed description of these conditions, see “Conditions to the Distribution” filed as Exhibit I to the Investment Agreement filed as Exhibit 2.1 on Form 8-K filed with the SEC on December 4, 2023. We cannot provide any assurances that SilverSun will complete the Separation and the Distribution.

Reasons for the Separation

The SilverSun board of directors and its various committees have met regularly; engaged in an extensive evaluation and analysis of the businesses conducted through its subsidiaries; explored opportunities to drive enhanced performance and stockholder value; consulted with financial, legal, tax, and accounting advisors; and engaged in a strategic review of the growth prospects, enterprise value, end-markets, customers, financial market considerations, credit and insurance factors, and business operations in the current market for each business.

Following a strategic review, it was determined that separating the SpinCo Business (as such term is defined in the Separation Agreement) from the building products distribution businesses expected to be conducted by SilverSun following Closing would create two companies with attributes that best position each company for long-term success, including the following:

●	Distinct Focus. Each company will benefit from a distinct strategic and management focus on its specific operational and growth priorities.

●

Differentiated Investment Theses. Each company will offer differentiated and compelling investment opportunities based on its particular operating and financial model, allowing it to more closely align with its natural investor type.

●

Optimized Balance Sheet and Capital Allocation Priorities. Each company will operate with a capital structure and capital deployment strategy tailored to its specific business model and growth strategies without having to compete with the other for investment capital.

●

Direct Access to Capital Markets. Each company will have its own equity structure that will afford it direct access to the capital markets and allow it to capitalize on its unique growth opportunities appropriate to its business.

●

Incremental Stockholder Value. Each company will benefit from the investment community’s ability to value its businesses independently within the context of its particular industry with the anticipation that, over time, the aggregate market value of the companies will be higher, on a fully distributed basis and assuming the same market conditions, than if SilverSun were to remain under its current configuration.

The SilverSun board of directors also considered a number of potentially negative factors in evaluating the Separation, including:

●

Risk of Failure to Achieve Anticipated Benefits of the Separation. We may not achieve the anticipated benefits of the separation for a variety of reasons, including, among others: the Separation will demand significant management resources and require significant amounts of management’s time and effort, which may divert management’s attention from operating our business; following the Separation, we may be more susceptible to market fluctuations, and other events may be more disadvantageous for us than if we were still part of SilverSun, because our business would be less diversified than if the Separation and the Distribution were to not be consummated after the Closing.

●

Disruptions and Costs Related to the Separation. The actions required to separate the SpinCo Business from SilverSun could disrupt our operations. In addition, in connection with the Separation, we will incur costs that may, in the aggregate, be substantial. These costs may include accounting, tax, legal and other professional services costs, recruiting and relocation costs associated with hiring key senior management personnel who are new to SilverSun and tax costs.

●

Uncertainty Regarding Stock Prices. We cannot predict with certainty the effect of the Separation on the trading prices of SilverSun Holdings common stock or SilverSun common stock or know whether the combined market value of one share of our common stock and one share of SilverSun common stock will be less than, equal to or greater than the market value of one share of SilverSun common stock prior to the Distribution.

In determining whether to pursue the separation, the SilverSun board of directors concluded the potential benefits of the Separation outweighed the potential negative factors. However, neither we nor SilverSun can assure you that, following the Separation, any of the benefits described above or otherwise will be realized to the extent anticipated or at all. For more information see “Risk Factors.”

Formation of SilverSun Technologies Holdings

SilverSun Technologies Holdings was formed as a Nevada corporation on November 30, 2023 for the purpose of holding the SpinCo Business. As part of SilverSun’s plan to separate the SpinCo Business from the remainder of its business, in connection with the plan of reorganization pursuant to the Separation Agreement, SilverSun plans to transfer the equity interests of certain entities that are expected to operate the SpinCo Business and the assets and liabilities of the SpinCo Business to SilverSun Holdings prior to the Distribution. For additional information, see “Plan of Reorganization.”

Results of the Distribution

After the Distribution, SilverSun Holdings will be a publicly-traded company. On the Distribution Date and effective as of the Effective Time, SilverSun will distribute all of the issued and outstanding shares of SilverSun Holdings common stock owned by it to the SilverSun stockholders as of the Record Date based on the distribution ratio of eight shares of SilverSun Holdings common stock for every one share of SilverSun common stock held by such holder of SilverSun common stock as of the Record Date. The actual number of shares to be distributed will be determined on the Record Date.

Regulatory Approvals

We must complete the requirements for our common stock, including the shares underlying the Convertible Preferred Stock and the Warrants, to continue to be approved for listing on Nasdaq and for the common stock of SilverSun Holdings to be quoted on the OTCQX. be approved for quotation on OTCQX. We must also the file a notification and report under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and satisfy the applicable waiting period thereunder, Other than these requirements, we do not believe that any other material governmental or regulatory filings or approvals will be necessary to close the Investment Agreement and consummate the Distribution.

In addition under the Investment Agreement, SilverSun and the Investors have agreed to use their reasonable best efforts to obtain all required governmental approvals in connection with the completion of the transactions contemplated by the Investment Agreement (including the Separation, the Distribution and the Dividend). SilverSun and JPE have determined that a filing under the HSR Act is required in connection with the Equity Investment. We are unaware of any other material federal, state or foreign regulatory requirements or approvals required for completion of the Equity Investment.

Appraisal Rights

No SilverSun stockholder will have any appraisal rights in connection with the Separation or Distribution.

Trading of Our Common Stock

Beginning on the Record Date and continuing up to and including the Distribution Date, we expect that there will be two markets in SilverSun common stock: a “regular-way” market and an “ex-distribution” market. Shares of SilverSun common stock that trade on the “regular-way” market will trade with an entitlement to receive the Dividend and shares of SilverSun Holdings’ common stock in connection with the Distribution. Shares of SilverSun common stock that trade on the “ex-distribution” market will trade without an entitlement to receive the Dividend and shares of SilverSun Holdings’ common stock in the Distribution. Therefore, SilverSun shareholders that sell shares of SilverSun common stock on the “regular-way” market after the Record Date and up to and including through the Distribution Date, will be selling their right to receive the Dividend and shares of SilverSun Holdings’ common stock in connection with the Distribution. If a shareholder owns shares of SilverSun common stock as of the Record Date and sell those shares on the “ex-distribution” market, up to and including through the Distribution Date, the shareholder will still receive the Dividend and the shares of SilverSun Holdings’ common stock that they would be entitled to receive in respect of your ownership, as of the Record Date, of the shares of SilverSun common stock that they sold.

Furthermore, beginning on the Record Date and continuing up to and including the Distribution Date, we expect there will be a “when-issued” market in SilverSun Holdings’ common stock. “When-issued” trading refers to a sale or purchase made conditionally because the security has been authorized but not yet issued. The “when-issued” trading market will be a market for shares of SilverSun Holdings’ common stock that will be distributed to SilverSun stockholders on the Distribution Date. If you own shares of SilverSun common stock as of the Record Date, you would be entitled to receive shares of SilverSun Holdings’ common stock in connection with the Distribution. You may trade this entitlement to receive shares of SilverSun Holdings’ common stock, without trading the shares of SilverSun common stock you own, in the “when-issued” market. On the first trading day following the Distribution Date, we expect “when-issued” trading with respect to SilverSun Holdings’ common stock will end and “regular-way” trading in SilverSun Holdings’ common stock will begin.

Conditions to the Distribution

The consummation of the Distribution is subject to the satisfaction or waiver by SilverSun in its sole and absolute discretion of the following conditions:

●

the SEC will have declared effective SilverSun Holdings’ registration statement on Form 10, under the Securities Exchange Act of 1934, as amended, no stop order suspending the effectiveness of such registration statement on Form 10 will be in effect; and no proceedings for such purpose will be pending or threatened by the SEC;

●	this information statement exhibit to the Form 10 will have been mailed or otherwise made available to the holders of SilverSun common stock as of the Record Date;

●

the transfer of the SilverSun Holdings assets and the assumption of the SilverSun Holdings liabilities contemplated to be transferred from SilverSun (or the applicable subsidiary of SilverSun) to SilverSun Holdings (or the applicable subsidiary of SilverSun Holdings) on or prior to the Distribution will have occurred, and the transfer of SilverSun retained assets and assumption of the SilverSun retained liabilities contemplated to be transferred from SilverSun Holdings (or the applicable subsidiary of SilverSun Holdings) to SilverSun (or the applicable subsidiary of SilverSun) on or prior to the Distribution Date will have occurred, in each pursuant to the plan of reorganization included in the Separation Agreement and in accordance with and subject to the terms of the Separation Agreement;

●	each of the other ancillary agreements contemplated by the Separation Agreement will have been duly executed and delivered by the applicable parties thereto;

●

no order, injunction or decree issued by any governmental authority of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Separation, the Distribution or any of the transactions related thereto shall be pending or in effect;

●

at least two days prior to the Closing, SilverSun shall have filed with the Secretary of State of the State of Delaware, the Fifth Amended and Restated Certificate of Incorporation and had the Fifth Amended and Restated Certificate of Incorporation become effective in accordance with the laws of the State of Delaware as of 11:59 p.m., New York Time, on the date that is two (2) days prior to the Closing;

●

SilverSun’s common stock, including the shares underlying the Convertible Preferred Stock and the Warrants, will have been approved for continued listing on Nasdaq and SilverSun Holdings’ common stock to be distributed to the SilverSun stockholders as of the Record Date in connection with the Distribution will have been approved for quotation on the OTCQX, subject to official notice of distribution; and

●	the Equity Investment will have been consummated.

Agreements with SilverSun

Prior to the Distribution, SilverSun Holdings and SilverSun (which will, shortly after the Closing, be renamed QXO, Inc.) will enter into certain agreements that will affect the separation of SilverSun’s legacy businesses from SilverSun, including by providing for the attribution between SilverSun Holdings and SilverSun of SilverSun’s assets, employees, liabilities and obligations (including its investments, property and employee benefits and tax-related assets and liabilities), and provide a framework for our relationship following the Distribution with SilverSun Holdings. These agreements are the Separation Agreement, the Tax Matters Agreement and the Employee Matters Agreement.

Separation and Distribution Agreement

Transfer of Assets and Assumption of Liabilities

The Separation Agreement will identify the assets to be transferred, the liabilities to be assumed and the contracts to be transferred to each of SilverSun Holdings and SilverSun as part of the Separation and will provide for when and how these transfers and assumptions will occur. In particular, the Separation Agreement will provide that, among other things, subject to the terms and conditions contained therein:

●

Certain assets related to the SpinCo Business, which we refer to as the “SpinCo Assets,” will be retained by or transferred to SilverSun Holdings or one of its subsidiaries. The SpinCo Assets will consist of:

o	all issued and outstanding capital stock or other equity interests of the subsidiaries of SilverSun Holdings that hold the SpinCo Business; and

o

all other assets owned by SilverSun and its subsidiaries immediately prior to 12:01 am, New York City time on the Distribution Date (the “Effective Time”), excluding the Parent Retained Assets (as such term is defined in the Separation Agreement). In addition, the SpinCo Assets will not include any assets related or attributable to, or arising in connection with, taxes or tax returns, which will be exclusively governed by the Tax Matters Agreement.

●

Certain liabilities related to the SpinCo Business or the SpinCo Assets, which we refer to as the “SpinCo Liabilities,” will be retained by or transferred to SilverSun Holdings. The SpinCo Liabilities will consist of:

o

any and all liabilities of SilverSun and/or its subsidiaries that were liabilities as of immediately prior to (or were incurred prior to or related to any period prior to) the Effective Time, including any and all liabilities of SilverSun and/or its subsidiaries related to the SpinCo Assets or the SpinCo Business, excluding only the Parent Retained Liabilities (as such term is defined in the Separation Agreement); and

o

any and all liabilities arising out of claims made by any third party (including SilverSun’s or SilverSun Holdings’ respective directors, officers, stockholders, employees and agents) against SilverSun or any subsidiary or SilverSun Holdings or any subsidiary to the extent relating to, arising out of or resulting from the Separation Agreement or the Investment Agreement or the transactions contemplated thereby or the SpinCo Business or the SpinCo Assets. In addition, the SpinCo Liabilities will not include any liabilities to the extent related or attributable to, or arising in connection with, taxes or tax returns, which shall be exclusively governed by the Tax Matters Agreement.

●	Certain assets will be retained by or transferred to SilverSun, which we refer to as the “SilverSun Retained Assets.” The SilverSun Retained Assets will consist of:

o	cash in an amount equal to the aggregate purchase price for the Securities (without limiting the obligation of SilverSun to pay the Dividend);

o	any contracts or other assets contributed by JPE to SilverSun at the Closing; and

o

any contracts entered into, or any other assets acquired by, SilverSun on or after the Closing and before the Effective Time at the written direction of JPE or with the approval of the SilverSun board of directors after the Closing (the “New Assets”).

●	liabilities to the extent relating to the New Assets, which we refer to as the “SilverSun Retained Liabilities,” will be retained by or transferred to SilverSun.

Unless otherwise provided in the Separation Agreement or any of the related ancillary agreements, all assets will be transferred on an “as is, where is” basis. Generally, if the transfer of any assets or any claim or right or benefit arising thereunder requires a consent that will not be obtained before the Distribution, or if the transfer or assignment of any such asset or such claim or right or benefit arising thereunder would be ineffective or would adversely affect the rights of the transferor thereunder so that the intended transferee would not in fact receive all such rights, the party retaining any asset that otherwise would have been transferred will use commercially reasonable efforts to promptly transfer, or cause the entity(ies) affiliated with it to promptly transfer, to the other party or the appropriate entity(ies).

Information provided herein with respect to the assets and liabilities of the parties following the Distribution is presented based on the allocation of such assets and liabilities pursuant to the Separation Agreement, unless the context otherwise requires. The Separation Agreement will provide that in the event that the transfer of certain assets and assumption liabilities (or a portion thereof) to SilverSun Holdings or SilverSun, as applicable, does not occur prior to the Effective Time, then until such assets or liabilities (or a portion thereof) are able to be transferred, SilverSun Holdings or SilverSun, as applicable, will hold such assets on behalf and for the benefit of the transferee at the expense of the transferee and will use commercially reasonable efforts to effect such transfer of assets or assumption of liabilities as promptly following the Effective Time as will be practicable. In addition, SilverSun and SilverSun Holdings will agree that on and prior to the eighteen (18)-month anniversary following the Effective Time, if any party owns any asset, that, although not transferred pursuant to the Separation Agreement, is mutually agreed by such party and the other party in their good faith judgment to be an asset that more properly (given the intention of the Separation Agreement) belongs to the other party or a subsidiary of the other party (other than (for the avoidance of doubt) any asset acquired from an unaffiliated third party by SilverSun or SilverSun Holdings or any of its subsidiaries following the Effective Time), then the party owning such asset shall, as applicable (i) transfer any such asset to the other party or the subsidiary of the other party identified as the appropriate transferee and following such transfer, such asset will be a Parent Retained Asset or SpinCo Asset, as the case may be, or (ii) grant such mutually agreeable rights with respect to such asset to permit such continued use, subject to, and consistent with the Separation Agreement, including with respect to assumption of associated liabilities.

The Distribution

The Separation Agreement will also govern the rights and obligations of the parties regarding the Distribution following the completion of the Separation. On the Distribution Date, SilverSun will distribute to its stockholders that hold SilverSun common stock as of the Record Date of all of the issued and outstanding shares of SilverSun Holdings common stock on a pro rata basis. SilverSun will not distribute any fractional shares of SilverSun Holdings common stock.

Releases

The Separation Agreement will provide that, except as expressly set forth in the Separation Agreement, SilverSun Holdings and its affiliates will release and discharge SilverSun and its affiliates from all liabilities assumed by SilverSun Holdings as part of the Separation, all liabilities arising from or in connection with the transactions contemplated by the Separation Agreement and all other activities to implement the Separation and the Distribution, and all liabilities arising from or in connection with actions, inactions, events, omissions, facts, or circumstances occurring or existing prior to the Effective Time, in each case to the extent relating to the SpinCo Business, the assets transferred to SilverSun Holdings as part of the Separation or the liabilities assumed by SilverSun Holdings as part of the Separation. The Separation Agreement will further provide that, except as expressly set forth in the Separation Agreement, SilverSun and its affiliates will release and discharge SilverSun Holdings and its affiliates from all liabilities retained by SilverSun as part of the Separation and from all liabilities arising out of acts and events occurring or failing to occur, and all conditions existing, on or before the Effective Time of the Distribution, in each case to the extent relating to the businesses conducted by SilverSun, except the SpinCo Business, the assets retained by SilverSun as part of the Separation or the liabilities retained by SilverSun as part of the Separation.

Indemnification

In the Separation Agreement, SilverSun Holdings will agree to indemnify, defend and hold harmless SilverSun, each of SilverSun’s affiliates after giving effect to the Distribution and each of their respective representatives and all persons who at any time prior to the Effective Time are or have been stockholders, directors, officers, agents or employees of SilverSun Holdings or a subsidiary of SilverSun Holdings (after the Distribution) and who are not, as of immediately following the Effective Time, directors, officers or employees of SilverSun Holdings or its subsidiaries from and against all losses to the extent arising out of, relating to or resulting from, directly or indirectly:

●	the SpinCo Assets, the SpinCo Liabilities or the SpinCo Business;

●	any breach by SilverSun Holdings or a subsidiary (after the Distribution) of the Separation Agreement;

●

any failure of SilverSun Holdings, any subsidiary of SilverSun Holdings or any other person to pay, perform or otherwise promptly discharge any SpinCo Liabilities in accordance with their terms, whether prior to, on or after the Effective Time;

●

any guarantee, indemnification or contribution obligation, surety bond or other credit support agreement, arrangement, commitment or understanding for the benefit of any subsidiary of SilverSun Holdings by SilverSun that survives following the Distribution; or

●

all information contained in the Proxy Statement (as defined in the Investment Agreement), registration statement on Form 10 or the information statement exhibit to the Form 10 or the documents incorporated by reference therein (other than any information provided by JPE and as expressly set forth in the Separation Agreement), any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading.

SilverSun will agree to indemnify, defend and hold harmless SilverSun Holdings, each of SilverSun Holdings’ subsidiaries, each of the respective representatives of SilverSun Holdings and its subsidiaries from and against all losses to the extent arising out of, relating to or resulting from, directly or indirectly:

●	the SilverSun Retained Liabilities;

●	any breach by SilverSun of the Separation Agreement;

●

any failure of SilverSun or any other person to pay, perform or otherwise promptly discharge any SilverSun Retained Liabilities in accordance with their terms, whether prior to, on or after the Effective Time; or

●

solely with respect to information regarding the Investors provided by or on behalf of JPE in writing to SilverSun or SilverSun Holdings expressly for inclusion in the registration statement on Form 10 or this information statement exhibit to Form 10, any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading.

Indemnification with respect to taxes, and the procedures related thereto, will be governed by the Tax Matters Agreement.

Insurance

SilverSun Holdings and SilverSun will acknowledge that the insurance policies of SilverSun prior to the Separation and the Distribution and insurance coverage maintained in favor of SilverSun Holdings and its subsidiaries, are part of the corporate insurance program maintained by the SilverSun Holdings and its subsidiaries and their respective affiliates (the “Corporate Policies”) and such coverage will not be available or transferred to any other subsidiary of SilverSun for any occurrence arising following the Distribution Date. SilverSun Holdings and SilverSun will agree that in no event will SilverSun or any SilverSun Indemnitee have any liability or obligation whatsoever to SilverSun Holdings or any of its subsidiaries in the event that any Corporate Policies or other Corporate Policy-related contract is terminated or otherwise ceases to be in effect for any reason, is unavailable or inadequate to cover any liability of any SilverSun Holdings or any of its subsidiaries for any reason whatsoever or will not be renewed or extended beyond the current expiration date.

Dispute Resolution

The Separation Agreement will contain provisions that govern, except as otherwise provided in any ancillary agreement, the resolution of disputes, controversies or claims that may arise between SilverSun and SilverSun Holdings related to the Separation or Distribution and that are unable to be resolved through good faith negotiations between SilverSun and SilverSun Holdings. These provisions will contemplate that efforts will be made to resolve disputes, controversies and claims by escalation of the matter to executives of the parties in dispute. If such efforts are not successful, one of the parties in dispute may submit the dispute, controversy or claim to binding alternative dispute resolution, subject to the provisions of the Separation Agreement.

Expenses

The Separation Agreement will provide that all costs and expenses incurred prior to the Closing Date by any of SilverSun or its affiliates (other than those costs and expenses incurred by JPE) or SilverSun Holdings or any of its subsidiaries (whether or not paid on or prior to the Closing Date) relating to or in connection with the preparation, execution, delivery, printing and implementation of the Separation Agreement and any ancillary agreement, the registration statement on Form 10, the Contribution, the plan of reorganization, the Separation, the Distribution and the consummation of the transactions contemplated thereby, will be charged to and paid by SilverSun Holdings, and shall be a SpinCo Liability. All costs and expenses incurred on or after the Closing Date by SilverSun or any of its subsidiaries (other than any costs or expenses relating to SilverSun Holdings, any of its subsidiaries, or any of its or their respective directors, officers, employees, advisors or other representatives, the SpinCo Business, the SpinCo Liabilities, the SpinCo Assets, the Separation, the Distribution, the Separation Agreement, the other ancillary agreements or any of the other transactions contemplated thereby or any actions taken by or at the request or direction of or on behalf of SilverSun Holdings, its subsidiaries or its and their respective directors, officers or employees) will be borne by SilverSun, and shall be a liability of SilverSun.

The Investment Agreement and the Meller Letter Agreement (as defined in the Investment Agreement)), provide that SilverSun will pay Mark Meller, as the result of the termination of the Meller SilverSun Employment Agreement, an amount not to exceed $3,000,000 (computed in accordance with the terms of the Meller SilverSun Employment Agreement and Meller Letter Agreement) and that, to the extent that the payment Mark Meller is owed as a result of the termination of the Meller SilverSun Employment Agreement is less than $3,000,000, the difference shall be treated as an additional expense reimbursement payable to SilverSun Holdings. The payment to Mr. Meller thereunder will be $2,854,534, which will be paid by SilverSun. Therefore, SilverSun will reimburse SilverSun Holdings the difference between $3,000,000 and $2,854,534, or $145,466. The forgoing payments will be made by SilverSun from the funds received in the Equity Investment.

Subject to certain exceptions, under the Tax Matters Agreement:

●

SilverSun Holdings generally will be responsible for (i) taxes of SilverSun, SilverSun Holdings and their respective subsidiaries for tax periods (or portions thereof) ending on or before the Distribution Date, (ii) taxes imposed on SilverSun, SilverSun Holdings, and their respective subsidiaries as a result of, in connection with or relating to the Distribution and certain related transactions, other than the first $1.5 million of such taxes, which will be borne by SilverSun and (iii) taxes of SilverSun Holdings and its subsidiaries for tax periods (or portions thereof) beginning after the Distribution Date;

SilverSun generally will be responsible for (i) the first $1.5 million of taxes imposed on SilverSun, SilverSun Holdings and their respective subsidiaries as a result of, in connection with or relating to the Distribution and certain related transactions, and (ii) taxes of SilverSun and its subsidiaries for tax periods (or portion thereof) beginning after the Distribution Date.

Amendment and Termination

The Separation Agreement will provide that the Separation Agreement and the Distribution can only be amended, terminated, modified or abandoned by mutual agreement of SilverSun and SilverSun Holdings. In the event of such termination, neither party will have any liability of any kind to the other party or any other person.

Employee Matters Agreement

As of or prior to the Distribution, SilverSun and SilverSun Holdings will enter into the Employee Matters Agreement which will allocate liabilities and responsibilities relating to employment matters, employee compensation and benefits plans and programs, and other related matters. The Employee Matters Agreement will govern certain compensation and employee benefit obligations with respect to current and former employees and non-employee directors of each company.

The Employee Matters Agreement will provide that for purposes of compensation and benefit matters, unless otherwise specified, SilverSun Holdings will be responsible for liabilities for all current and former employees of SilverSun and its subsidiaries (including SilverSun Holdings and its subsidiaries) as of the Distribution.

Tax Matters Agreement

As of or prior to the Distribution, SilverSun and SilverSun Holdings will enter into the Tax Matters Agreement which will govern the respective rights, responsibilities and obligations of SilverSun and SilverSun Holdings after the Distribution with respect to tax liabilities and benefits, tax attributes, certain indemnification rights with respect to tax matters, the preparation and filing of tax returns, the control of audits and other tax proceedings, the intended federal income tax characterization of the Separation and the Distribution and the agreed-upon reporting thereof and certain other tax matters.

Subject to certain exceptions, under the Tax Matters Agreement:

●

SilverSun Holdings generally will be responsible for (i) taxes of SilverSun, SilverSun Holdings and their respective subsidiaries for tax periods (or portions thereof) ending on or before the Distribution Date, (ii) taxes imposed on SilverSun, SilverSun Holdings and their respective subsidiaries as a result of, in connection with or relating to the Distribution and certain related transactions, other than the first $1.5 million of such taxes, which will be borne by SilverSun, and (iii) taxes of SilverSun Holdings and its subsidiaries for tax periods (or portions thereof) beginning after the Distribution Date;

●

SilverSun generally will be responsible for (i) the first $1.5 million of taxes imposed on SilverSun, SilverSun Holdings and their respective subsidiaries as a result of, in connection with or relating to the Distribution and certain related transactions, and (ii) taxes of SilverSun and its subsidiaries for tax periods (or portion thereof) beginning after the Distribution Date.

Investment Agreement

Under the Investment Agreement, until the Closing of the Equity Investment, SilverSun will cooperate with JPE in JPE’s efforts for SilverSun to consummate an acquisition of one or more businesses selected by JPE, the consummation of which will not occur until the consummation of the Separation and the Distribution. Such cooperation by SilverSun will include signing any definitive agreements with respect to such acquisition so long as the closing thereunder does not occur until the Closing. JPE will pay for the expenses of this cooperation until the closing of the Separation and the Distribution, at which point SilverSun will reimburse JPE from the Equity Investment for all such expenses (with the intention being that these expenses will not reduce cash otherwise available to SilverSun Technologies Holdings).

JPE may consummate an acquisition of a business or businesses prior to the Closing, and at, or substantially contemporaneously with, the Closing, at its sole election, JPE may contribute such business or businesses to SilverSun, in which case the Company will be required to cooperate to effectuate such contribution. Such contributed business or businesses would be SilverSun Retained Assets and would remain with SilverSun following the consummation of the Separation and the Distribution.

In addition, the Investment Agreement provides that during the Post-Closing Spin-Off Period (as such term is defined in the Investment Agreement:

●

neither SilverSun, the SilverSun board of directors, JPE, nor its controlled affiliates, will take any action by or on behalf of us (or any of JPE or its controlled affiliates) that would be likely to delay, compromise or otherwise jeopardize our consummation of the Separation and the Distribution;

●

each member of JPE or its controlled affiliates will act in good faith in connection with the continued operation of the SpinCo Business, consistent with past practice in all material respects, and will use his, her, or its reasonable best efforts to cooperate with SilverSun in effecting the Separation and the Distribution; and

●

no member of JPE or its controlled affiliates will make any material decisions relating to or impacting the SpinCo Business, including without limitation, modifying any of the organizational documents of SpinCo or any of its subsidiaries other than as contemplated by the Investment Agreement, or modifying any contracts to the extent relating to or impacting the legacy businesses, other than as contemplated by the Investment Agreement, without consulting with and obtaining the prior written consent of Mark Meller, the present CEO of SilverSun or in his absence, the then-current CEO of SilverSun Holdings (in each case which consent will not be unreasonably withheld, conditioned or delayed), or preventing or terminating the Separation and the Distribution.

In addition, SilverSun, JPE and the Other Investors agreed in the Investment Agreement that SilverSun, JPE, and the SilverSun board of directors will be permitted to operate SilverSun and its subsidiaries (other than SilverSun Holdings and SpinCo Business that has been contributed to SilverSun Holdings) during the Post-Closing Spin-Off Period in any manner SilverSun deems to be appropriate, including consummating an acquisition of one or more businesses or entities; purchasing any assets of one or more businesses or entities, entering into financing transactions, or engaging in any similar transactions and actions in connection with the foregoing. Without limiting the foregoing, during the Post-Closing Spin-Off Period, no member of JPE or its controlled affiliates will amend or modify (or agree to amend or modify) any terms of any of the agreements or other documents delivered pursuant to the Investment Agreement, in each case without the prior written consent of the CEO or in his absence the then-current CEO of SilverSun Holdings (which consent will not be unreasonably withheld, conditioned, or delayed).

If the Closing occurs, JPE will pay up to $900,000 of the out-of-pocket expenses incurred by SilverSun in connection with the Investment Agreement and the transactions and related agreements contemplated thereby, including all fees of its legal counsel, financial advisers, and accountants incurred in connection therewith.

Jacobs Employment Agreement

Effective as of the Closing, the Company will enter into an employment agreement with Brad Jacobs (the “Jacobs Employment Agreement”) in the form directed by JPE in writing prior to the Closing (but in no event earlier than 2 business days prior to the Closing). The expected principal terms of the Jacobs Employment Agreement are described below.

Term

The Jacobs Employment Agreement will provide for a five-year term, commencing on the Closing Date.

Position and Reporting

Mr. Jacobs will serve as Chief Executive Officer of the Company, reporting to the Company Board and, effective on the first day of the term, Mr. Jacobs will also be appointed as a member and Chairman of the Company Board.

Salary and Target Annual Bonus

Mr. Jacobs’ annual base salary will have an initial annual rate of $750,000 and his target annual bonus will initially be 100% of his base salary. Mr. Jacobs’ annual base salary and target annual bonus will increase (but not decrease) each calendar year of the term depending on the Company’s annualized revenue run rate as of the preceding December 31 as follows:

Potential Salary increases based on Annual Revenue Run Rate Band

Annualized Revenue Run Rate Band	Base Salary
$1 Billion to $5 Billion	$950,000
$5 Billion to $10 Billion	$1,150,000
$10 Billion to $20 Billion	$1,250,000
$20 Billion to $30 Billion	$1,500,000
Greater than $30 Billion	$1,700,000

Potential Target Bonus Amounts based on Annual Revenue Run Rate Band

Annualized Revenue Run Rate Band	Target Bonus Percentage	Target Bonus Amount
$1 Billion to $5 Billion	135% of Base Salary	$1,282,500
$5 Billion to $10 Billion	150% of Base Salary	$1,725,000
$10 Billion to $20 Billion	165% of Base Salary	$2,062,500
$20 Billion to $30 Billion	200% of Base Salary	$3,000,000
Greater than $30 Billion	200% of Base Salary	$3,400,000

Termination Event

The Company may terminate Mr. Jacobs’ employment during the term with or without cause and Mr. Jacobs may resign his employment on 30 days’ prior written notice to the Company (or may resign for good reason in certain circumstances as described below). The term will also end upon Mr. Jacobs’ permanent disability or death. The severance payments described below are subject to and conditioned upon Mr. Jacobs (a) signing an irrevocable waiver and general release in favor of the Company and (b) complying with the restrictive covenants contained in the Jacobs Employment Agreement.

Non-CIC Termination. In the event that either prior to a change in control of the Company or more than two years after a change in control of the Company occurs, the Company terminates Mr. Jacobs’ employment without cause, Mr. Jacobs will be entitled to receive:

• a cash payment equal to 12 months of base salary;

• medical and dental coverage for a period of six months from the date of termination; and

• vesting of equity-based or other long-term incentive compensation awards solely to the extent set forth in the applicable award agreement.

CIC Termination. In the event that upon or within the two-year period following a change in control of the Company, Mr. Jacobs’ employment is terminated by the Company without cause or he resigns for good reason, Mr. Jacobs will receive:

• 2.99 times the sum of Mr. Jacobs’ annual base salary and target bonus;

• a pro rata target bonus for the year of termination;

• medical and dental coverage for a period of 24 months from the date of termination; and

• vesting of equity-based or other long-term incentive compensation awards solely to the extent set forth in the applicable award agreement.

In the event that any benefits due or amounts payable to Mr. Jacobs in connection with a change in control of the Company constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), then any such amounts will be reduced to avoid triggering the excise tax imposed by Section 4999 of the Code, provided that such reduction will be applied solely if it would result in Mr. Jacobs retaining a greater portion of the payments on a net after-tax basis.

Clawbacks. Mr. Jacobs will be subject to any compensation recovery policy maintained by the Company, as in effect from time to time.

Restrictive Covenants

Mr. Jacobs is generally subject to the following restrictive covenants: employee and customer non-solicitation covenants during his employment and for a period of four years thereafter; confidentiality and mutual non-disparagement covenants during his employment and thereafter; and non-competition covenants during his employment and for a period of 12 months thereafter (during which period the Company will make monthly noncompete payments to Mr. Jacobs equal to one-twelfth of his base salary), except that the Company will have the right (other than following a change in control of the Company) to extend the non-compete for up to three additional one-year periods so long as the Company pays Mr. Jacobs an amount equal to the sum of one-twelfth of his base salary for each month during each applicable one-year extension period.

Initial Equity Awards

Grant of Initial Equity Awards. In connection with the execution of the Jacobs Employment Agreement, following the Closing on a date selected by the Compensation Committee of the Company Board (which is anticipated to be no later than the 120th day after the Closing), the Company will grant to Mr. Jacobs an award of time-based restricted stock units relating to 3,832,676 shares of Common Stock (the “RSUs”) and an award of performance-based restricted stock units relating to 7,117,828 shares of Common Stock at target (the “PRSUs”). Any RSUs and PRSUs that vest will be settled for Common Stock or, at the Company’s election, an equivalent amount of cash. Except in the event of a change in control of the company, all shares delivered in settlement of RSUs and PRSUs (net of any shares withheld to cover taxes) will be subject to a transfer restriction that prohibits Mr. Jacobs from disposing of such shares prior to December 31, 2029. The Jacobs Employment Agreement does not contemplate that any additional equity awards will be granted to Mr. Jacobs during the five-year term of the Jacobs Employment Agreement.

RSU Vesting. The RSUs will vest in five tranches on each of the first five anniversaries of the grant date, with the first tranche covering 15% of the RSUs, each of the next two tranches covering 17.5% of the RSUs, and each of the final two tranches covering 25% of the awards. Vesting of RSUs will generally be subject to Mr. Jacobs’s continued service with the Company through the applicable vesting date.

PRSU Vesting. The PRSUs will be earned based on performance goals relating to the Company’s total stockholder return (“TSR”) compared to the TSR ranking of each company that is in the S&P 500 Index. The PRSUs may be earned at a level ranging from zero to 225% of the target number, depending upon the degree of achievement of the applicable performance goal. The degree of achievement of the Company TSR relative to the S&P 500 companies’ TSR will be measured against a specified payout matrix, pursuant to which Company TSR below the 55th percentile of the S&P 500 companies will result in zero payout, while achievement at the 90th percentile or above will result in a payout of 225% of target. The performance goals for a portion of the PRSUs will be measured over a cumulative performance period beginning on the grant date and ending on December 31, 2028 and the performance goals for the remainder of the PRSUs will be measured based on designated performance periods that occur within such cumulative period. Vesting of the PRSUs will generally be subject to Mr. Jacobs’s continued service through the applicable performance period.

Termination of Employment. The RSUs and PRSUs will be subject to special rules providing for either partial or full vesting on a qualifying termination of employment, including due to death, disability, termination without cause or, during the two years following a change in control, termination for good reason.

Treatment of Equity-Based Compensation

SilverSun, JPE and the Other Investors agreed in the Investment Agreement that effective as of the Closing, each Company stock option that is outstanding and unexercised as of immediately prior to the Closing, if any, will automatically be cancelled without payment or consideration to the holder thereof. In addition, under the terms of the Employee Matters Agreement, the SilverSun Technologies, Inc. 2019 Equity and Incentive Plan will be terminated effective as of immediately prior to the Closing.

Transferability of Shares of SilverSun Holdings’ Common Stock

The shares of SilverSun Holdings’ common stock that eligible SilverSun shareholders will receive in connection with the Distribution will be freely transferable, unless the recipient is considered an “affiliate” of SilverSun Holdings pursuant to Rule 144 under the Securities Act. Persons that can be considered SilverSun Holdings’ affiliates after the Separation generally include individuals or entities that directly, or indirectly through one or more intermediaries, control, are controlled by, or are under common control with SilverSun Holdings, and will include the officers and directors of SilverSun Holdings. Such affiliates may sell shares of our common stock received in connection with the Distribution only:

●	under a registration statement that the SEC has declared effective under the Securities Act; or

●	under an exemption from registration under the Securities Act, such as the exemption afforded by Rule 144.

In general, under Rule 144 as currently in effect, an affiliate will be entitled to sell, within any three-month period, a number of shares of our common stock that does not exceed the greater of the following:

●	one percent of our common stock then outstanding; or

●	the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on Form 144 for the sale.

Rule 144 also includes notice requirements and restrictions governing the manner of sale for sales by our affiliates. Sales may not be made under Rule 144 unless certain information about us is publicly available.

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

Risks Relating to our Business.

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

The global macroeconomic environment could negatively impact our business and our financial position, results of operations and/or cash flows could be materially adversely affected.

Our business, financial position, results of operations and cash flows may be adversely impacted by the global macroeconomic environment, which has experienced, and continues to experience, extraordinary challenges, including high rates of inflation; increasing interest rates; widespread disruptions in supply chains; workforce challenges, including labor shortages; and market volatility. These challenges have, among other things, led to increased costs, labor and supply shortages, and transportation and performance delays and disruptions and have adversely affected us, our industry, our customers and suppliers and others with whom we do business. We (including our suppliers, customer and other partners) have and may continue to experience inflationary pressures, supply chain disruption and labor, material and transportation cost increases at a rate higher than anticipated. As such, we may be unable to recover some of these increased costs or to offset such costs with greater than expected efficiencies. While some aspects of the macroeconomic environment continues to experience challenges, and we have been able to mitigate some of the challenges, other challenges persist. We cannot predict how long these challenges will persist or how they will change over time, or how the macroeconomic environment will evolve and continue to impact us. While we continue to work proactively to mitigate these challenges, if we are unable to do so successfully, our financial position, results of operations and/or cash flows could be materially adversely affected.

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

Management has concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2023, based on the criteria set forth in 2013 Internal Control—Integrated Framework issued by the COSO.

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

Software products are not currently accurate in every instance and may never be. Furthermore, we could inadvertently release products and technologies that contain defects. In addition, third-party technology that we include in our products could contain defects. We may incur significant expenses to correct such defects. Clients who are not satisfied with our products or services could bring claims against us for substantial damages. Such claims could cause us to incur significant legal expenses and, if successful, could result in the plaintiffs being awarded significant damages. Our payment of any such expenses or damages could prevent us from becoming profitable.

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

Risks Related to the Separation and the Distribution

SilverSun’s separation into two independent, publicly traded companies is complex in nature, and unanticipated developments or changes, including changes in the law, the macroeconomic environment, competitive conditions of SilverSun’s markets, regulatory approvals or clearances, the uncertainty of the financial markets and challenges in executing the Separation, could delay or prevent the completion of the proposed separation, or cause the separation to occur on terms or conditions that are different or less favorable than expected. The process of completing the proposed separation has been and is expected to continue to be time-consuming and involves significant costs and expenses. The Separation costs may be significantly higher than what we currently anticipate and may not yield a discernible benefit if the Separation is not completed or is not well-executed, or the expected benefits of the Separation are not realized. Executing the proposed Separation will also require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business. Other challenges associated with effectively executing the separation include attracting, retaining and motivating employees during the pendency of the Separation and following its completion; addressing disruptions to our procurement, sales and distribution, and other operations resulting from separating SilverSun into two independent companies.

We may not realize the anticipated benefits from the Separation and the Distribution, and the Separation and the Distribution could harm our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the Separation and the Distribution and our realization of such benefits may be delayed or not occur at all. The Separation and the Distribution are designed to enhance strategic and management focus, provide a distinct investment identity, and allow us to efficiently allocate resources and deploy capital. We may not achieve these and other anticipated benefits for a variety of reasons, including the following:

●	the Separation and the Distribution will require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business; and

●	actions required to separate the respective businesses could disrupt our operations.

If we fail to achieve some or all of the benefits expected to result from the Separation and the Distribution, or if such benefits are delayed, our business could be harmed.

In connection with the Separation and the Distribution, we and SilverSun Holdings will indemnify each other for certain liabilities, we may need to divert cash to meet those obligations if we are required to act under these indemnities to SilverSun Holdings, and SilverSun Holdings may not be able to satisfy its indemnification obligations to us in the future.

Pursuant to the Separation Agreement and other agreements with SilverSun Holdings, SilverSun Holdings will agree to indemnify us for certain liabilities and we will agree to indemnify SilverSun Holdings for certain liabilities, as discussed further in “The Separation and the Distribution.” Payments that we may be required to provide under indemnities to SilverSun Holdings may be significant and could negatively affect our business. Third parties could also seek to hold us responsible for the liabilities that SilverSun Holdings has agreed to retain and, under certain circumstances, we may be subject to continuing contingent liabilities of SilverSun Holdings following the Separation and the Distribution that arise relating to the operations of the spun-out businesses during the time prior to the Separation and the Distribution.

SilverSun Holdings has agreed to indemnify us for such contingent liabilities. While we have no reason to expect that SilverSun Holdings will not be able to support its indemnification obligations to us, we can provide no assurance that SilverSun Holdings will be able to fully satisfy its indemnification obligations or that such indemnity obligations will be sufficient to cover our liabilities for matters which SilverSun Holdings has agreed to retain, including such contingent liabilities. Moreover, even if we ultimately succeed in recovering from SilverSun Holdings any amounts for which we are indemnified, we may be temporarily required to bear these losses ourselves. Each of these risks could have a material adverse effect on our business, operating results, and financial condition.

The one-time and ongoing costs of the Separation and the Distribution may be greater than we expect.

We will incur significant costs in connection with the Separation and the Distribution. These costs, whether incurred before or after the Separation and the Distribution, may be greater than anticipated and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We will share responsibility for certain of our and SilverSun’s Holdings’ income tax liabilities for tax periods ending prior to or including the Distribution Date.

In connection with the Distribution, we will enter into the Tax Matters Agreement with SilverSun Holdings which will govern our and SilverSun Holdings’ rights and obligations with respect to certain pre-Distribution tax liabilities. To the extent we are responsible for any liability under the Tax Matters Agreement, there could be a material adverse impact on our business, financial condition, results of operations and cash flows in future reporting periods.

We or SilverSun Holdings may fail to perform under various transaction agreements that will be executed as part of the Separation and the Distribution.

Prior to the Distribution, we and SilverSun Holdings will enter into various transaction agreements related to the Separation and the Distribution. All of these agreements will also govern our relationship with SilverSun Holdings following the Separation and the Distribution. We will rely on SilverSun Holdings to satisfy its performance obligations under these agreements. If we or SilverSun Holdings are unable to satisfy our respective obligations pursuant to the Separation Agreement, the Tax Matters Agreement and the Employee Matters Agreement, including indemnification obligations, our business, results of operations, cash flows, and financial condition could be adversely affected.

The Distribution will be taxable to SilverSun stockholders who receive shares of SilverSun Holdings’ common stock in the Distribution for U.S. federal income tax purposes.

Each U.S. Holder (as defined in the section of this information statement titled “Material U.S. Federal Income Tax Consequences of the Distribution”) of SilverSun common stock that receives shares of SilverSun Holdings common stock in connection with the Distribution will be treated as receiving a taxable distribution in an amount equal to the fair market value of the shares of SilverSun Holdings common stock received. Such distribution generally will be taxed as a dividend to the extent of such holder’s ratable share of SilverSun’s current or accumulated earnings and profits (including the SilverSun’s taxable gain, if any, recognized in connection with the Distribution and the Dividend), with any excess treated as a non-taxable return of capital to the extent of such holder’s basis in its SilverSun common stock and any remaining excess treated as capital gain from the sale or exchange of SilverSun common stock.

Although SilverSun will be ascribing a value to the shares of SilverSun Holdings common stock in the Distribution for tax purposes, this valuation is not binding on the IRS or any other tax authority. These tax authorities could ascribe a higher valuation to those shares, particularly if shares of SilverSun Holdings common stock trade at prices significantly above the value ascribed to those shares by SilverSun in the period following the Distribution. Such higher valuation may cause a larger reduction in the tax basis of a U.S. Holder’s shares of SilverSun common stock or may cause a U.S. Holder to recognize additional dividend or capital gain income.

SilverSun will not be able to advise U.S. Holders of the amount of its earnings and profits until after the end of the calendar year in which the Distribution occurs. However, SilverSun anticipates that it will recognize capital gain for U.S. federal income tax purposes in connection with the Distribution that will have the effect of increasing its earnings and profits for the year in which the Distribution occurs.

The tax consequences to you related to the Distribution will depend on your particular facts and circumstances. You are urged to consult your tax advisors as to the specific tax consequences to you. Holders who are not U.S. Holders are urged to consult with their tax advisor regarding the U.S. federal income tax consequences of the Distribution and the Dividend.

Following the Distribution, certain of our directors and employees may have actual or potential conflicts of interest because of their positions with or financial interests in SilverSun.

After the Closing, the Investors will own approximately 99.85% of SilverSun’s common stock on an as-converted, as-exercised basis. Certain of our expected executive officers and directors may continue to own equity interests in SilverSun following the Distribution. These factors could create, or appear to create, potential conflicts of interest to the extent that we and SilverSun Holdings face decisions that could have different implications for the two companies. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between SilverSun Holdings and us regarding the terms of the agreements governing the Separation and the relationship thereafter between the companies.

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

●	changes in the estimates of our operating results or changes in recommendations by securities analysts that elect to follow our common stock;
●	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;
●	announcements by us or by our competitors of mergers or other strategic acquisitions, or rumors of such transactions involving us or our competitors;
●	announcements of customer additions and customer cancellations or delays in customer purchases;
●	recruitment or departure of key personnel; and
●	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock.

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

There has been limited trading of our common stock since we began trading on the NASDAQ Capital Market (“NASDAQ”) in April 2017, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a smaller reporting company that is relatively unknown to stock analysts, stockbrokers, institutional investors and others in the investment community who generate or influence sales volume. Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

Although our shares have been approved for listing on the NASDAQ, our shares may be subject to potential delisting if we do not meet or continue to maintain the listing requirements of the NASDAQ.

Our shares have been approved for and are currently trading on NASDAQ; however Nasdaq has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing, or delisting from Nasdaq, would make it more difficult for shareholders to dispose of our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The secure processing, maintenance and transmission of sensitive data, including confidential and other proprietary information about our business and our employees, customers, suppliers and business partners, is important to our operations and business strategy. As a result, cybersecurity, data classification and data protection are key components of our long-term strategy.

We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from cybersecurity incidents in a timely manner. Our security operations team (“SOT”), which is comprised of internal security professionals and reports to the Chief Information Officer (“CIO”) of SWK, has first line responsibility for our cybersecurity risk management processes as they relate to day-to-day operations. Our audit and compliance team (“ACT”), which is comprised of a team lead and the CIO, has second line responsibility and works in partnership with our executive leadership team (“ELT”) and other internal teams to coordinate efforts, priorities and oversight. Our ACT assesses cybersecurity threats and risks based on probability and potential impact to key business systems and processes. Threats and risks that can cause major damage or service impact that the ACT considers high are incorporated into our overall risk management program. The ACT develops a mitigation plan for each identified high threat and risk and reports its progress with respect to mitigation of such threats and risks to the Technology Risk Management Committee, which is part of our ELT and consists of both management-level employees and members of the SilverSun board of directors; such high-level cybersecurity threats and risks are tracked as part of our overall risk management program.

We collaborate with third parties to assess the effectiveness of our cybersecurity incident prevention and response systems and processes as our SOT deems necessary or appropriate. These include cybersecurity assessors, consultants, and other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity threats and risks, as well as to support associated mitigation plans when necessary. Our SOC Type 2 audit, completed in September 2023, attests to the effectiveness of our security and risk management controls. We have also developed a third-party cybersecurity risk management process to conduct due diligence on external entities critical to our ongoing business operations, including those that perform cybersecurity services.

We sponsor a multi-faceted security awareness program that includes regular, mandatory trainings for our personnel on data protection and malware detection, policy and process awareness, periodic phishing simulations and other kinds of preparedness testing including disaster recovery exercises.

We maintain a cross-functional cybersecurity incident response plan with defined roles, responsibilities and reporting protocols. This plan, which we evaluate and test on a regular basis, focuses on responding to and recovering from any significant cybersecurity incident as well as mitigating any impact from such incidents on our business. Generally, when a cybersecurity incident or suspected cybersecurity incident is identified, the SOT would escalate the issue to the ACT for initial analysis and guidance. In the event of a significant cybersecurity incident, the ELT would typically be tasked with preparing an initial response. The ELT, with support from the ACT, would be responsible for determining whether a particular cybersecurity incident (alone or in combination with other factors) triggers any reporting or notification responsibilities under applicable law or regulation or pursuant to any contractual obligation.

The ACT, in consultation with the ELT and other members of senior management, updates its strategy at least annually to account for changes in our business strategy, legal and regulatory developments across our geographic footprint, the results of our recent EGS initiatives, and further developments in the cybersecurity threat landscape. In addition, we periodically engage a third-party provider to conduct an external assessment of our cybersecurity program. The results of this assessment, which are reported to the board of directors, assist us in determining whether any further changes to our existing policies and practices are warranted.

As indicated above, we engage third-party providers to assist us with our cybersecurity risk management and strategy. Some of these providers provide us with ongoing assistance (such as threat monitoring, mitigation strategies, updates on emerging trends and developments and policy guidance) while we engage others to provide targeted assistance (such as security and forensic expertise) as needed. Prior to exchanging any sensitive data or integrating with any key third-party provider, we assess their cybersecurity fitness against our risk posture and request changes as we deem necessary.

As of December 31, 2023, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see our Risk Factors discussion under the headings “Risks Relating to our Business - If there are events or circumstances affecting the reliability or security of the internet, access to our website and/or the ability to safeguard confidential information could be impaired causing a negative effect on the financial results of our business operations” and “Risks Relating to our Business - Computer Malware, Viruses, Hacking, Phishing Attacks and Spamming Could Harm Our Business and Results of Operations” in this Form 10-K.

Governance

Board Oversight. Currently, our board of directors oversees our risk management program, including with respect to material cybersecurity threats and associated risk exposures. The ACT reports to the board of directors semiannually on information security and data privacy and protection. These presentations address a wide range of topics, including trends in cybersecurity threats and the status of initiatives intended to bolster our cyber security systems and the cyber readiness of our personnel.

Our board of directors oversees our risk management process, including as it pertains to material risks from cybersecurity threats, directly and through its committees. Board of directors’ meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity threats, and reports from the CIO on our enterprise risk profile on an annual basis. The board of directors reviews our cybersecurity risk profile with management on a periodic basis using key performance and/or risk indicators. These key performance indicators are metrics and measurements designed to assess the effectiveness of our cybersecurity program in the prevention, detection, mitigation, and remediation of cybersecurity incidents. The board of directors plans, however, to delegate to its Audit Committee in the near future specific responsibility for overseeing our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe, including specific responsibility for overseeing material cybersecurity risk exposures. Specifically, the Audit Committee will be responsible for establishing risk tolerance guidelines around our cybersecurity posture, risk assessment, strategy and mitigation and for making recommendations related to the protection or privacy of our critical systems and data, and will take over the board of directors’ functions in this regard as described above. The board of directors will continue to meet, at least annually, with members of our ACT to review and discuss our cybersecurity program, including areas of material risk and how these risks, which may include cybersecurity risk, are being managed and reported to the board of directors and its committees.

Management’s Role. Our ELT team is composed of several support teams that address and respond to cyber risk, including cyber risks related to security architecture and engineering, identity and access management and security operations. The ACT oversees compliance with our cybersecurity framework within the organization and facilitates cybersecurity risk management activities throughout the organization. The ACT also assists with the review and approval of policies, completes benchmarking against applicable standards, maintains a cyber risk registrar and oversees the security awareness program.

Our ACT reports to our CIO. Our CIO reports to our CTO who in turn, reports to our CEO who, in turn, reports to our Board of Directors. Our CIO has 30 years of experience in leading global security functions and strategies. Collectively, the other members of our ACT and SOT relevant education and experience and maintain a wide range of industry certifications. We invest in regular, ongoing cybersecurity training for our ACT and SOT.

Item 2. Properties

On March 1, 2017, the Company entered into a new operating lease agreement for its main office located at 120 Eagle Rock Avenue, East Hanover, NJ 07936. The main office premises consist of 5,129 square feet of office space at a monthly rent starting at $8,762 and escalating to $10,044 per month by the end of the term April 30, 2024. On January 3, 2024, the Company extended its lease for two years ended April 30, 2026. Monthly base rent will be $10,258 for the first year and $10,471 for the second year.

The Company leased 3,422 square feet of office space in Greensboro, NC with a monthly rent of $4,182 a month. The lease expired February 28, 2017 and was extended after reducing the rental space to 2,267 square feet at a monthly rent of $2,765 per month. The extension expired February 28, 2020 and was renewed for a term of three years at a rate of $3,022 per month. The Company vacated the premises on February 28, 2023.

The Company leases office space in Sisters, OR with a monthly rent of $720. The lease expired on November 30, 2019 and is being rented on a month-to-month basis.

The Company leases 2,105 square feet of office space in Phoenix, AZ starting at $1,271 and escalating to $2,982 per month by the end of the term September 30, 2020. On June 25, 2020, the Company signed an extension to a lease for 2,105 square feet of space in Phoenix, Arizona. The lease begins October 1, 2020 and terminates September 30, 2023 with a monthly rent of $3,026 escalating to $3,201 per month in the third year. On June 2, 2023, the Company extended the lease for an additional three years expiring September 30, 2026 with monthly rent of $3,245 escalating to $3,421 in the third year.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

The Company’s Common is listed and is traded on the Nasdaq Capital Market under the symbol “SSNT”.

(b) Holders of Common Equity

As of March 13, 2024, there were approximately 850 stockholders of record. An additional number of stockholders are beneficial holders of our Common Stock in “street name” through banks, brokers and other financial institutions that are the record holders.

(c) Dividend Information

On August 4, 2023, the Board of Directors approved the payment of a $0.20 special cash dividend per share of Common Stock to shareholders of record August 18, 2023. The dividend was paid on August 25, 2023. No dividends were approved or paid for the year ended December 31, 2022.

The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.

Unregistered Equity Securities

There were no unregistered sales of the Company’s equity securities during 2023 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Transfer Agent

Our transfer agent is Pacific Stock Transfer Company at 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K and other reports filed by SilverSun Technologies, Inc. and its wholly owned subsidiaries, SWK Technologies, Inc., Secure Cloud Services, Inc., Critical Cyber Defense Corp., and SilverSun Technologies Holdings, Inc. (together the “Company”, “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Annual Report on Form 10-K, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Investing in the acquisition of other companies and proprietary business management solutions has been an important growth strategy for our Company, allowing us to rapidly expand into new geographic markets and create new and exciting profit centers. To date, we have completed a series of strategic ventures that have served to fundamentally strengthen our Company’s operating platform and materially expand our footprint to nearly every U.S. state. More specifically, over the past fifteen years, we have outright acquired select assets of or entered into revenue sharing agreements with Business Tech Solutions Group, Inc.; Wolen Katz Associates; AMP-BEST Consulting, Inc.; IncorTech; Micro-Point, Inc.; HighTower, Inc.; Point Solutions, LLC; SGEN, LLC., ESC, Inc., 2000 SOFT, Inc., Productive Tech Inc., The Macabe Associates, Oates & Co; Pinsight Technology, Inc.; Info Sys Management, Inc., Nellnube, Inc., Partners in Technology Inc., Prairie Technology Solutions Group, Inc., Computer Management Services, LLC, Business Software Solutions, PeopleSense, Inc., Dynamic Tech Services, Inc. and NEO3, LLC. On November 13, 2023, SWK entered into an Asset Purchase Agreement with JCS Computer Resource Corporation (“JCS”), an Illinois corporation pursuant to which SWK acquired from JCS certain assets (the “Acquired Assets”) related to the component of JCS’ business devoted to being a value-added reseller of Sage 100, Sage 50, and QuickBooks software, together with ancillary consulting services related thereto.

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

As discussed above (see Recent Events – Merger), on September 29, 2022, SilverSun entered into a definitive agreement and plan of merger (the “Rhodium Merger Agreement”) by and among SilverSun, Rhodium Enterprises Acquisition Corp, Rhodium Enterprises Acquisition LLC and Rhodium Enterprises, Inc., an industrial-scale digital asset technology company utilizing proprietary technologies to mine bitcoin. On October 13, 2023, SilverSun terminated the Rhodium Merger Agreement

On December 3, 2023, SilverSun entered into an Investment Agreement (as it may be amended or supplemented, the “Investment Agreement”), with Jacobs Private Equity II, LLC, a Delaware limited liability company (“JPE”), and the other investors party thereto (the “Other Investors,” and together with JPE, the “Investors”), providing for an aggregate investment by the Investors of $1,000,000,000 in cash in SilverSun, including $900,000,000 from JPE (the “Equity Investment”). The Investment Agreement has been unanimously approved by the SilverSun board of directors. Following the closing (the “Closing”) of the Equity Investment (together with all of the other transactions contemplated by the Investment Agreement), JPE will become the controlling stockholder of SilverSun, and Brad Jacobs, the Managing Member of JPE, will become Chairman of the SilverSun board of directors and Chief Executive Officer of SilverSun (see “Recent Events” above for more detail).

Results of Operations

Revenues

Revenues for the year ended December 31, 2023 increased $9,531,665 (21.2%) to $54,516,941 as compared to $44,985,276 for the year ended December 31, 2022. This increase is mostly attributed to increases in professional consulting services and software.

Software sales increased by $2,329,411 (19.8%) to $14,110,773 in 2023 from $11,781,362 in 2022. The increase is primarily attributable to an increase in our ERP software sales, especially for Acumatica and Sage Intacct.

Service revenue increased by $7,202,254 (21.7%) to $40,406,168 in 2023 from $33,203,914 in 2022. This increase is mainly attributed to the increase in professional services, especially for our Acumatica, Sage 100, and Sage Intacct products, as well as an increase in revenue in our hosting services. Recruiting in 2022 was a difficult challenge, but our efforts to increase our consulting staff with additional resources, as well as system improvements, has yielded a positive result in our financial performance. We have also utilized some outside contractors to assist in projects because of our growth.

Gross Profit

Gross profit for the year ended December 31, 2023 increased $3,653,073 (20.3%) to $21,613,809, as compared to $17,960,736 for the year ended December 31, 2022. For the year ended December 31, 2023, the overall gross profit percentage was 39.6%, as compared to 39.9% for the year ended December 31, 2022.

The gross profit attributed to software sales increased $894,448 (19.0%) to $5,598,006 for 2023 from $4,703,558 in 2022, which is due mostly to the increased volume of software sold. For the year ended December 31, 2023, the gross profit percentage for software was 39.7%, as compared to 39.9 % for the year ended December 31, 2022. While revenues may decrease because of the shift to a subscription-based business model, our margins will, for the most part, not significantly change. The mix of products being sold by the Company changes from time to time, which can cause the overall gross margin percentage to vary.

The gross profit attributed to services increased $2,758,625 (20.8%) to $16,015,803 for 2023 from $13,257,178 in 2022. This increase is attributed to revenue increases in professional services and application hosting. For the year ended December 31, 2023 the gross profit percentage for services was 39.6% as compared to 39.9% for the year ended December 31, 2022. This change in gross profit percentage is mostly due to higher costs associated with increasing pay and benefits to employees to retain and recruit their services and to address inflationary pressures in the overall economy, plus the training of new employees, who were hired to accommodate our growth, and who are not as yet as billable as our more experienced team.

Operating Expenses

Selling and marketing expenses increased $1,107,474 (14.3%) to $8,852,739 for the year ended December 31, 2023, as compared to $7,745,265 for the year ended December 31, 2022. This increase is primarily due to increased salary increases, new personnel, higher commissions to employees as a result of the increased revenues, as well as increased travel expenses associated with attendance at trade shows and conferences.

General and administrative expenses increased $745,532 (7.9%) to $10,217,157 for the year ended December 31, 2023, as compared to $9,471,625 for the year ended December 31, 2022. This increase is a result of salary increases and increased accrued compensation, travel and entertainment, professional and license fees, offset partially by a decrease in credit card fees, lower rent and recruitment expenses.

Share-based compensation decreased $138,763 (77.0%) to $41,497 for the year ended December 31, 2023, as compared to $180,260 for the year ended December 31, 2022. The decrease is primarily due to the issuance of certain stock options in 2021 that were all expensed as these stock options were immediately vested.

Depreciation and amortization expense for the year ended December 31, 2023 was $828,157 as compared to $948,965 for the year ended December 31, 2022. This $120,808 (12.7%) increase is primarily due to the additional amortization of intangible assets related to the new acquisitions.

Income (Loss) from Operations

As a result of the above, the Company had net income from operations of $1,674,259 for the year ended December 31, 2023, as compared to a loss from operations of $385,379 for the year ended December 31, 2022.

Other Expense

For the year ended December 31, 2023, the Company incurred other expense of $2,986,107 related to the termination of the Agreement and Plan of Merger dated as of September 29, 2022 (Notes 15 and Note 2). The Company charged to expense all previously deferred deal related expenses in the amount of $2,986,107. These expenses are recorded as Deal Costs in the accompanying statement of operations in Other Expense.

(Loss) Before Taxes

As a result of the above, the Company had a loss before taxes of $1,367,514 for the year ended December 31, 2023 as compared to a loss before taxes in the amount of $474,403 for the year ended December 31, 2022.

Income Taxes

For the year ended December 31, 2023, the Company recorded tax benefit of $297,419, primarily as a result of the loss for the year.

For the year ended December 31, 2022, the Company recorded a tax benefit of $192,184, primarily as a result of the loss for the year.

State provision requirements were calculated based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to the non-cash share-based compensation related to the issuance of stock options which are not tax deductible.

Net (Loss) Income

As a result of the above, the Company generated a net loss of $1,070,095 for the year ended December 31, 2023, as compared to a net loss of $282,219 for the year ended December 31, 2022.

Liquidity and Capital Resources

The uncertainty on the economy continues to create uncertainty for the Company in the coming months and quarters. While our Company has not been significantly impacted because of this uncertainty, the potential negative impact on our business, in the future, is impossible to determine at this point, although it is likely that we could suffer negative consequences as many companies go out of business or decrease their technology spending. As such, we need to rely on our own limited resources to weather any economic downturn. Management will continue to monitor developments, explore various cost-cutting measures, and explore other sources of funding, but there is no guarantee we will be successful in doing so.

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

At December 31, 2023, future payments of promissory notes are as follows over each of the next four fiscal years:

2024	$701,749
2025	600,403
2026	393,863
Total	$1,696,015

The Company’s working capital was $273,762 at December 31, 2023 as compared to $2,946,349 at December 31, 2022 mostly due to lower deferred charges, lower prepaid expenses and other current assets and cash offset partially by the decrease in deferred revenues.

During the year ended December 31, 2023, the Company had a net decrease in cash of $1,865,335. The Company’s principal sources and uses of funds were as follows:

Cash provided by operating activities:

The Company provided $583,805 in cash for operating activities for the year ended December 31, 2023, as compared to providing $2,038,392 of cash from operating activities for the year ended December 31, 2022. This decrease in cash provided by operations is primarily because of the increase in loss before taxes as a result of the deal costs and the decrease in deferred revenues offset partially by the increase in deferred charges.

Cash used in investing activities:

Investing activities for the year ended December 31, 2023 used cash of $399,416, as compared to using $188,742 of cash for the year ended December 31, 2022. This increase in cash used is due primarily to an increase in amounts required to acquire businesses or assets as well as higher purchases of property and equipment.

Cash used in financing activities:

For the year ended December 31, 2023 financing activities used cash of $2,049,724 as compared to using cash of $655,134 for the year ended December 31, 2022. The increase in cash used is a result of the cash dividend paid to shareholders in August 2023 as well as increase in payments of long-term debt.

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

For the year ended December 31, 2023, inflation has impacted the Company’s profitability, as it has resulted in increased costs necessary to recruit and retain personnel. As the Company returns back to its pre-Covid marketing and trade show schedules, the higher costs of travel and meals will also have a negative impact on the Company’s profitability.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Off Balance Sheet Arrangements

During fiscal 2023, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements are contained in pages F-1 through F-31, which appear at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no reportable events under this item for the year ended December 31, 2023.

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

As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2023.

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

(c) Changes to Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2023, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at March 13, 2024:

Name	Age	Position	Officer and/or Director Since

Mark Meller	64	Chairman, President, Chief Executive Officer and Director	2003

Joseph Macaluso	72	Chief Financial Officer	2021

Stanley Wunderlich	76	Director	2011

Kenneth Edwards	65	Director	2021

John Schachtel	62	Director	2017

Board Diversity Matrix

The table below provides an enhanced disclosure regarding the diversity of the members of our Board of Directors. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Diversity Matrix (As of March 13, 2024)
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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2023, including those reports that we have filed on behalf of our directors and Section 16 officers, no director, Section 16 officer, beneficial owner of more than 10% of the outstanding common stock, or any other person subject to Section 16 of the Exchange Act, failed to file with the SEC on a timely basis during the fiscal year ended December 31, 2023, except (i) as previously disclosed by the Company, (ii) Joseph Macaluso filed a Form 4 on December 13, 2023, which was delinquent, in connection with his cashless exercise of options, the earliest of which occurred on March 29, 2021, (iii) John Schachtel filed a Form 4 on December 13, 2023, which was delinquent, in connection with a stock option grant on October 14, 2021, (iv) Stanley Wunderlich filed a Form 4 on December 13, 2023, which was delinquent, in connection with a stock option grant on October 14, 2021, and (v) Stanley Wunderlich filed a Form 4 on December 29, 2023, which was delinquent, in connection with his cashless exercise of stock options on October 14, 2021.

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

Item 11. Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2023 and 2022.

Name and Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Mark Meller	2023	$1,120,092	$-	$-	$-	$-	$-	$-	$1,120,092
President, Chief Executive Officer, and Director	2022	$1,026,650	$-	$-	$-	$-	$-	$-	$1,026,650

Joseph Macaluso,	2023	$238,943	$55,628	$-	$-	$-	$-	$-	$294,571
Chief Financial Officer	2022	$228,516	$45,150	$-	$-	$-	$-	$-	$273,666

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

Concurrently with the execution of the Investment Agreement, SilverSun and Mark Meller entered into a letter agreement pursuant to which the Meller SilverSun Employment Agreement will be terminated and liquidated as of immediately prior to Closing, and Silver Sun will pay to Mr. Meller a lump sum termination payment equal to the lessor of (i) $3.0 million and (ii) 300% of the average annual amount paid by the Company or any parent or subsidiary thereof to Mr. Meller and included in his gross income for services rendered in each of the five calendar years immediately prior to closing, less $100, which is the amount that he is entitled to receive under the Meller SilverSun Agreement for certain terminations of his employment within three years following a change of control.

Potential Payments upon Termination or Change in Control

The Meller Employment Agreement provides for a severance payment to Mr. Meller of three hundred percent (300%), less $100,000 of his gross income for services rendered to the Company in each of the five prior calendar years should his employment be terminated following a change in control (as defined in the Meller Employment Agreement).

Grants of Plan-based Awards Table for Fiscal Year 2023

There were no stock option grants for the year ended December 31, 2023.

Outstanding Plan-based Awards at December 31, 2023

The Company had no outstanding equity awards to the executives named above at the end of the most recently completed fiscal year.

Options Exercised During Fiscal Year 2023

Name	# of Shares Exercised	Exercise Price	Value Realized on Exercise
Joseph Macaluso	8,370	$6.53	$27,421
Joseph Macaluso	11,630	$5.90	$45,566

Clawback Policy

The Company has adopted a clawback policy that states that, in the event that the Company is required to prepare an accounting restatement, it will recover incentive-based compensation received by any current or former executive officer that was based upon the attainment of a financial reporting measure that was erroneously awarded during the three-year period preceding the date that the restatement was required.

Director Compensation

The following Director Compensation Table sets forth the compensation of our directors for the fiscal year ending on December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stanley Wunderlich	12,000	-	-	-	-	-	12,000

Kenneth Edwards	20,000	-	-	-	-	-	20,000

John Schachtel	18,000	-	-	-	-	-	18,000

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

On March 27, 2017, we entered into a director agreement (“Schachtel Director Agreement”) with John Schachtel, pursuant to which Mr. Schachtel was appointed to the Board effective March 27, 2017 (the “Effective Date”). The Schachtel Director Agreement may, at the option of the Board, be automatically renewed on such date that Mr. Schachtel is re-elected to the Board. Under the Schachtel Director Agreement, Mr. Schachtel is to be paid a stipend of one thousand five hundred dollars ($1,500) (the “Stipend”) per month, payable quarterly. Additionally, Mr. Schachtel shall receive warrants (the “Warrants”) to purchase such number of shares of the Company’s Common Stock, as shall equal (the “Formula”) (A) $20,000 divided by (B) the closing price of the Common Stock on the date of grant of the Warrant. The exercise price of the Warrant shall be the closing price on the date of the grant of such Warrant (the “Grant Date”) plus $0.01. The Warrant shall be fully vested upon receipt thereof (the “Vesting Date”). The warrants have expired and no warrants had been issued.

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

Pay versus Performance Table

The following table shows the total compensation for the named executive officers as set forth in the Summary Compensation Table, the compensation “actually paid” (“CAP”) to the NEOs, the Company’s total shareholder return (“TSR”), and our net income (loss) for the years ended December 31, 2023 and 2022.

2023 Pay vs. Performance Table

Fiscal Year	Summary compensation table total for PEO(1)	Compensation actually paid to PEO(1)(3)	Average summary compensation table total for non-PEO NEOs(2)	Average compensation actually paid to non-PEO NEOs(2)(4)	Value of initial fixed $100 investment based on total shareholder return(3)(5)	Net loss
2023	$1,120,092	1,120,092	294,571	294,571	610	$(1,070,095)
2022	$1,026,650	$1,026,650	$273,666	$273,666	$120	$(282,219)

(1)	In the table above, our PEO is Mark Meller.
(2)	In the table above, our only non-PEO NEO is Joseph Macaluso.
(3)

Cumulative TSR is calculated by dividing the sum of the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and the difference between the Company’s share price at the end and the beginning of the measurement period by the Company’s share price at the beginning of the measurement period.

(4)

The SEC rules require that certain adjustments be made to the Summary Compensation Table (“SCT”) totals to determine CAP, as reported in the Pay versus Performance table above. The following table details the applicable adjustments that were made to determine CAP:

(5)	Cumulative TSR is calculated based on the value of an initial fixed investment of $100 in our common stock as of December 31, 2020.

Executives		SCT total ($)	Deduct grant date fair value of stock awards & option awards ($)	Add year-end fair value of uninvested equity granted in the year ($)	Add year- over-year change in fair value of outstanding and unvested equity granted in prior years ($)	Add fair value as of vesting date of equity awards granted and vested in the year ($)	Add year- over-year change in fair value of equity awards granted in prior years that vested in the year ($)	Deduct fair value at the end of the prior year of equity awards that failed to meet vesting conditions in the year ($)
2023	PEO	1,120,092	-	-	-	-	-	-
	Non-PEO NEOs
	(average)	294,571	-	-	-	-	-	-
2022	PEO	1,026,650	-	-	-	-	-	-
	Non-PEO NEOs (average)	273,666	-	-	-	-	-	-

Relationship Between Compensation Actually Paid and Performance Measures

CAP for the PEO and NEO’s is primarily wage-based, and changes in the value of the unvested and vested material are not significant. The compensation is based upon contractual requirements as well as industry standards. While the Company reviews performance measures in order to align executive compensation with Company performance, all of those Company measures are not presented in the Pay Versus Performance table above. Moreover, the Company generally seeks to incentivize long-term performance, and therefore does not specifically align the Company’s performance measures with compensation actually paid (which, for all purposes hereof, shall be as computed in accordance with SEC rules) for a particular year.

The increase in the Company’s TSR reflects management’s efforts to increase shareholder value, however, the Company’s stock price is very volatile and may not be an indicator of future performance. The increase in the Company’s TSR reflects management’s efforts to increase shareholder value, however, the higher stock price at December 31, 2023 is a result of the announcement on December 3, 2023, that the Company. entered into the Investment Agreement with JPE and the other investors party thereto (collectively with JPE, the “Investors”), providing for an aggregate investment by the Investors of $1,000,000,000 in cash in the Company (collectively, the “Equity Investment”). Following the closing of the Equity Investment, JPE will be the controlling stockholder of the Company and Mr. Brad Jacobs, who controls JPE, will become Chairman and Chief Executive Officer of the Company (see Form 8-K filed with Securities and Exchange Commission on December 4, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 13, 2024 by (a) each stockholder who is known to us to own beneficially 5% or more of our outstanding Common Stock; (b) all directors; (c) our executive officers, and (d) all executive officers and directors as a group. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of Common Stock.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 13, 2024. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 13, 2024 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is c/o SilverSun Technologies, Inc. at 120 Eagle Rock Ave, Suite 330, East Hanover, NJ 07936.

	Number of Shares of Common Stock Beneficially Owned		Percentage of Ownership of Common Stock (1)

Officers and Directors
Mark Meller Chief Executive Officer, President and Chairman	2,006,534	(2)	37.75%

Stanley Wunderlich Director	1,500		*

Officers and Directors as a Group	2,008,034	(7)	37.78%

* denotes less than 1%

(1)

Based on 5,315,581 shares of Common Stock outstanding as of March 13, 2024. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)

Includes 800,000 shares owned by Sharieve Meller Family Trust, Sharieve is Mr. Meller’s wife. Mr. Meller disclaims beneficial ownership of these shares. Also includes 800,000 shares owned by the Mark M. Meller Family Trust. Mr. Meller beneficially owns 406,534 shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023 with respect to compensation plans (including individual compensation arrangements) under which our common shares are authorized for issuance, aggregated as follows:

	All compensation plans previously approved by security holders; and All compensation plans not previously approved by security holders
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	1,056,670
Equity compensation plans not approved by security holders.	-	$-	-
Total	-	$-	1,056,670

2019 Equity and Incentive Plan

The Company adopted the 2019 Equity and Incentive Plan (the “2019 Plan”) to order provide long-term incentives for employees and non-employees to contribute to the growth of the Company and attain specific performance goals. The 1,236,700 shares available under the 2019 Plan represent approximately 23% of the Company’s 5,315,581 currently outstanding shares (the “Share Reserve”). The Share Reserve will automatically increase on January 1st of each year, for a period of not more than ten years, commencing on January 1, 2020 and ending on (and including) January 1, 2029, in an amount equal to 180,030 shares (which is the equivalent of 4.0% of the 4,500,755 shares of common stock outstanding as of September 30, 2019). As of March 13, 2024, the Company has issued 158,420 options. In December 2023, the option holders received 59,404 shares of common stock and surrendered 158,420 shares of common stock underlying the option in a cashless exercise of the outstanding stock options in payment of the exercise price. The cashless exercise was based on the market price of the average of the closing trading price of the Issuer's common stock on the 5 trading days ending prior to the date of exercise. (see Note 10 to Notes to the Consolidated Financial Statements).

Item 13. Certain Relationships and Related Transactions, and Director Independence

At December 31, 2023 and December 31, 2022, certain long-term debt is considered a related party liability as holders, including Prairie Tech, are current employees of the Company. As of December 31, 2023 and December 31, 2022, the outstanding balances of this debt were $-0- and $103,333 respectively. Please see “Board Composition and Director Independence” under “Item 10. Directors, Executive Officers and Corporate Governance,” for information regarding director independence.

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

Services	2023	2022
Audit Fees	$179,551	$213,988

Audit - Related Fees	66,703	61,773

Tax fees	76,958	40,867

All Other Fees	-	-

Total	$323,212	$316,628

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

4.9*	Description of Securities
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
10.33

Asset Purchase Agreement, dated November 13, 2023 by and between SWK Technologies, Inc., and JCS Computer Resource Corporation (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed with the SEC on November 15, 2023).

10.34

Form of $1,025,000 Promissory Note, dated November 13, 2023, issued in favor of JCS Computer Resource Corporation, (incorporated herein by reference to Exhibit 10.2 on Form 8-K, filed with the SEC on November 15, 2023).

10.35

Investment Agreement (including all Exhibits thereto), dated December 3, 2023, by and among SilverSun Technologies, Inc. Jacobs Private equity II, LLC and the other Investors party thereto (incorporated herein by reference to Exhibit 2.1 on Form 8-K, filed with the SEC on December 4, 2023 and the Definitive Proxy Statement filed with the SEC on February 13, 2024).

10.36

Voting and Support Agreement, dated December 3, 2023, by and between Jacobs Private Equity II, LLC, Mark Meller, Sharieve Meller family Trust and Mark Meller Family Trust (incorporated herein by reference to Exhibit 10.1 on Form 8-K, filed with the SEC on December 4, 2023).

10.37

Certificate of Elimination for Series A Preferred Stock filed with Delaware Secretary of State on December 1, 2023 (incorporated by reference to Exhibit 3.1 on Form 8-K, filed with the SEC on December 4, 2023).

10.38

Meller Letter Agreement, dated December 3, 2023, by and between SilverSun Technologies, Inc. and Mark Meller (incorporated herein by reference to Exhibit 10.2 on Form 8-K, filed with the SEC on December 4, 2023).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2003).
21.1 *	List of Subsidiaries
23.1 *	Consent of Independent Registered Public Accounting Firm
31.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
97.1*	SilverSun Technologies, Inc. Compensation Recovery Policy
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Extension Schema
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERSUN TECHNOLOGIES, INC.

Date: March 14, 2024	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Date: March 14, 2024	By:	/s/ Joseph Macaluso
Joseph Macaluso
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mark Meller	Principal Executive Officer	March 14, 2024
Mark Meller

/s/ Stanley Wunderlich	Director	March 14, 2024
Stanley Wunderlich

/s/ Kenneth Edwards	Director	March 14, 2024
Kenneth Edwards

/s/ John Schachtel	Director	March 14, 2024
John Schachtel

/s/ Joseph Macaluso	Principal Financial Officer	March 14, 2024
Joseph Macaluso

PART F/S

INDEX TO FINANCIAL STATEMENTS

AUDITED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

SilverSun Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SilverSun Technologies, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2004.

Marlton, New Jersey
March 14, 2024

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,143,298	$8,008,633
Accounts receivable, net of allowance of $510,212 and $490,311	2,968,875	2,232,960
Unbilled services	194,407	367,165
Deferred charges	735,908	1,516,895
Prepaid expenses and other current assets	1,753,849	1,573,615

Total current assets	11,796,337	13,699,268

Property and equipment, net	503,347	711,314
Operating lease right-of-use assets, net	521,866	328,562
Intangible assets, net	4,918,849	4,265,353
Goodwill	1,139,952	1,139,952
Deferred tax assets, net	1,443,902	1,106,065
Deposits and other assets	171,448	187,553

Total assets	$20,495,701	$21,438,067

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,563,248	$3,272,555
Accrued expenses	2,654,920	2,432,703
Accrued interest	24,507	23,757
Long term debt – current portion	701,749	680,146
Long term debt – related party - current portion	-	103,333
Finance lease obligations – current portion	154,336	214,990
Operating lease liabilities – current portion	262,733	268,345
Deferred revenue	3,161,082	3,757,090

Total current liabilities	11,522,575	10,752,919

Long term debt - net of current portion	994,266	671,014
Finance lease obligations - net of current portion	247,117	401,453
Operating lease liabilities - net of current portion	259,133	60,217

Total liabilities	13,023,091	11,885,603

Commitments and Contingencies (see Note 14)

Stockholders’ equity:
Preferred Stock, $0.001 par value; authorized 1,000,000 shares Series A Preferred Stock, $0.001 par value; authorized 2 shares no shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares 5,315,581 and 5,256,177 issued and outstanding as of December 31, 2023 and 2022, respectively	53	53
Additional paid-in capital	9,419,242	10,429,001
Accumulated deficit	(1,946,685)	(876,590)

Total stockholders’ equity	7,472,610	9,552,464

Total liabilities and stockholders’ equity	$20,495,701	$21,438,067

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2023	December 31, 2022

Revenues:
Software product, net	$14,110,773	$11,781,362
Service and other, net	40,406,168	33,203,914
Total revenues, net	54,516,941	44,985,276

Cost of revenues:
Product	8,512,767	7,077,804
Service and other	24,390,365	19,946,736
Total cost of revenues	32,903,132	27,024,540

Gross profit	21,613,809	17,960,736

Operating expenses:
Selling and marketing expenses	8,852,739	7,745,265
General and administrative expenses	10,217,157	9,471,625
Share-based compensation expenses	41,497	180,260
Depreciation and amortization expenses	828,157	948,965
Total selling, general and administrative expenses	19,939,550	18,346,115

Income (loss) from operations	1,674,259	(385,379)

Other expense:
Interest expense, net	(55,666)	(89,024)
Deal costs	(2,986,107)	-
Total other expense	(3,041,773)	(89,024)

Loss before taxes	(1,367,514)	(474,403)

Benefit for income taxes	297,419	192,184

Net loss	$(1,070,095)	$(282,219)

Basic and diluted net loss per common share
Basic	(0.20)	(0.05)
Diluted	(0.20)	(0.05)

Weighted average shares outstanding:
Basic	5,259,595	5,167,081
Diluted	5,259,595	5,167,081

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance at January 1, 2022	-	$-	-	$-	5,136,177	$52	$9,951,142	$(594,371)	$9,356,823

Stock compensation issued for outside services	-	-	-	-	120,000	1	297,599	-	297,600
Share-based compensation	-	-	-	-	-	-	180,260	-	180,260
Net loss	-	-	-	-	-	-	-	(282,219)	(282,219)
Balance at December 31, 2022	-	$-	-	$-	5,256,177	$53	$10,429,001	$(876,590)	$9,552,464

Dividend payment	-	-	-	-	-		(1,051,256)	-	(1,051,256)
Shares issued for cashless exercise of stock options	-	-	-	-	59,404	*	*	-	-
Share-based compensation	-	-	-	-	-	-	41,497	-	41,497
Net loss	-	-	-	-	-	-	-	(1,070,095)	(1,070,095)

Balance at December 31, 2023	-	$-	-	$-	5,315,581	$53	$9,419,242	$(1,946,685)	$7,472,610

* Less than $1

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2023	2022
Cash flows from operating activities:
Net loss	$(1,070,095)	$(282,219)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(337,837)	(115,107)
Depreciation and amortization	328,894	386,847
Amortization of intangibles	671,504	732,552
Amortization of right of use assets	126,337	636,428
Bad debt provision	19,901	160,000
Share-based compensation	41,497	180,260

Changes in assets and liabilities:
Accounts receivable	(755,816)	(466,101)
Unbilled services	172,758	(82,947)
Deferred charges	780,987	(1,219,295)
Prepaid expenses and other current assets	(180,234)	(316,130)
Deposits and other assets	16,105	3,252
Accounts payable	1,290,693	1,234,530
Accrued expenses	222,217	689,555
Income tax payable	-	(69,614)
Accrued interest	750	(5,027)
Deferred revenues	(617,519)	1,207,836
Operating lease obligations	(126,337)	(636,428)
Net cash provided by operating activities	583,805	2,038,392

Cash flows from investing activities:
Purchase of property and equipment	(120,927)	(38,742)
Acquisition of assets	(278,489)	(150,000)
Net cash used in investing activities	(399,416)	(188,742)

Cash flows from financing activities:
Payment of cash dividend	(1,051,256)	-
Payment of long-term debt	(680,145)	(316,138)
Payment of long-term debt – related party	(103,333)	(108,309)
Payment of finance lease obligations	(214,990)	(230,687)
Net cash used in financing activities	(2,049,724)	(655,134)

Net (decrease) increase in cash	(1,865,335)	1,194,516
Cash, beginning of year	8,008,633	6,814,117

Cash, end of year	$6,143,298	$8,008,633

Supplemental Schedule of Cash Flow Information:
During the year, cash was paid for the following:
Income taxes	$300,732	$94,141
Interest	$57,020	$40,193

The accompanying notes are an integral part of these consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the Year Ended December 31, 2023

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

On June 2, 2023, the Company entered into an operating lease to extend its lease for its Arizona office with Exeter 17319 DE, LLC. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $108,330 during the year ended December 31, 2023.

On January 3, 2024, the Company extended its lease for its main office in East Hanover, NJ for the two years ended April 30, 2026. Monthly base rent will be $10,258 for the first year and $10,471 for the second year. Accordingly, operating lease right of use assets and operating lease liabilities were recognized for the extension in the amount of $236,872 during the year ended December 31, 2023.

On November 13, 2023, the Company entered into an asset purchase agreement with JCS Computer Resource Corporation (“JCS”) to acquire certain assets of JCS for cash of $278,489, prepaid time from clients in the amount of $21,511 and the issuance of a promissory note in the amount of $1,025,000 (the “JCS Note”) for a total of $1,325,000. The JCS Note is due in 36 months from the closing date and bears interest at a rate of two percent (4.25%) per annum.

For the Year Ended December 31, 2022:

On January 1, 2022, the Company entered into an asset purchase agreement with Dynamic Tech Services, Inc (“DTSI”) to acquire certain assets of DTSI. The purchase price for the Acquired Assets was $1,335,000, $500,000 of which was paid in cash in December 2021 and $835,000 of which was paid through the issuance of a four-year $835,000 promissory note dated January 1, 2022, paying interest at the rate of 3.25% per annum (see Notes 7 and 11).

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 1 – DESCRIPTION OF BUSINESS

SilverSun Technologies, Inc. (“SilverSun”) (together with SWK, SCS, CCDC and SilverSun Technology Holdings, the “Company”) is a business application, technology and consulting company providing strategies and solutions to meet our clients’ information, technology and business management needs. Our services and technologies enable customers to manage, protect and monetize their enterprise assets whether on-premises or in the “Cloud”. As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, Enterprise Resource Planning (“ERP”), Human Capital Management (“HCM”), Warehouse Management Systems (“WMS”), Customer Relationship Management (“CRM”), and Business Intelligence (“BI”). Additionally, we have our own development staff building software solutions for time and billing, and various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. We have a dedicated network services practice that provides managed services, cybersecurity, application hosting, disaster recovery business continuity, cloud migration and other services. Our customers are nationwide, with concentrations in the New York/New Jersey metropolitan area, Arizona, Southern California, North Carolina, Georgia, Washington, and Illinois.

The Company is publicly traded on the NASDAQ Capital Market under the symbol “SSNT”.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the “Company” and its wholly owned subsidiaries. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Accounts Receivable and Allowance for Credit Losses

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Credit Losses (continued)

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The Company completed its impairment analysis as of December 31, 2023. No impairment losses were identified or recorded for the years ended December 31, 2023 and 2022.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified and recorded for the years ended December 31, 2023 and 2022, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Service revenue is recognized when the professional consulting, maintenance or other ancillary services are provided to the customer. Most of our service revenue is based on time arrangements which require the client to pay based on the number of hours worked at agreed-upon rates. We recognize revenues for these arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date. For all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 606 and, therefore, is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.

With respect to professional, maintenance, and ancillary services revenue that are included in deferred revenue, these revenues are earned and recognized over the contractual or stated period, which generally ranges three to 12 months. Deferred revenue also includes deposits for future consulting, which are recognized when earned and billed to customer.

Maintenance and subscription revenue is recognized on a gross basis when the Company primarily acts as the principal in these transactions.

Maintenance and subscription revenue is recognized on a net basis when the Company primarily acts as an agent in a transaction.

Shipping and handling costs charged to customers are classified as revenue, and the shipping and handling costs incurred are included in cost of revenues.

Components of revenue:	For the Year Ended December 31
	2023	2022
Professional Consulting	$18,647,579	$13,124,812
Maintenance Revenue	5,203,221	4,993,114
Software Revenue	14,110,773	11,781,362
Ancillary Service Revenue	16,555,368	15,085,988
	$54,516,941	$44,985,276

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services which will be earned as services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of December 31, 2023, there was $943,011 in deferred maintenance and support services, and $2,218,071 in deposits for future consulting services. As of December 31, 2022, there was $932,975 in deferred maintenance and support services, and $2,824,115 in deposits for future consulting services.

The following table represents the roll-forward of the deferred revenue for the year ended December 31, 2023 and 2022:

	Deferred Maintenance and Support Services December 31, 2022	Deposits for Future Consulting December 31, 2022	Deferred Maintenance and Support Services December 31, 2023	Deposits for Future Consulting December 31, 2023
Balance at beginning of period	$689,850	$1,785,733	$932,975	$2,824,115
Cash received	1,516,563	4,700,621	1,925,174	5,314,942
Revenue recognized	(1,273,438)	(3,662,239)	(1,915,138)	(5,920,986)
Balance at end of period	$932,975	$2,824,115	$943,011	$2,218,071

Deposits for future consulting decreased as a result of our increase in consulting revenues as a result of our efforts to increase our consulting staff with additional resources, as well as system improvements, which has yielded a positive result in our financial performance. We have also utilized some outside contractors to assist in projects because of our growth.

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

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at December 31, 2023 and December 31, 2022, as defined in ASC 825 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the consolidated balance sheets as of December 31, 2023 and December 31, 2022 for cash, accounts receivable, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments. Each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

Deferred Charges

The Company defers expenses until such time that the expense is consumed and charged to expense at that time. Deferred charges represent expenses related to the merger (see Note 15) and will be charged against the proceeds when the merger is consummated.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On October 13, 2023, the Company terminated the Agreement and Plan of Merger with Rhodium dated as of September 29, 2022. The Merger Agreement was terminated by the Company pursuant to Section 7.02(a) of the Merger Agreement which provides that the Merger Agreement may be terminated, and the transactions contemplated thereby abandoned by either the Company or Rhodium at any time before the effective time of the first merger contemplated by the Merger Agreement, by written notice from the terminating party to the other party if the closing under the Merger Agreement has not occurred on or before September 30, 2023. As a result, the Company charged to expense all previously deferred deal related expenses in the amount of $2,986,107. These expenses are recorded as Deal Costs in the accompanying consolidated statement of operations in Other Expense.

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

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year. At December 31, 2023, the Company had cash on deposit of approximately $4,904,146 in excess of the federally insured limits of $250,000.

No one customer represented more than 10% of the total accounts receivable and unbilled services for the years ended December 31, 2023 and 2022.

For the years ended December 31, 2023 and 2022, the top ten customers accounted for 9% ($4,869,634) and 7% ($3,147,258), respectively, of total revenues. The Company does not rely on any one specific customer for any significant portion of its revenue base.

For the years ended December 31, 2023 and 2022, purchases from one supplier through a “channel partner” agreement were approximately 16% and 15%, respectively. This channel partner agreement is for a one-year term and automatically renews for an additional one-year term on the anniversary of the agreements effective date.

For the year ended December 31, 2023, one supplier represented approximately 23% of total accounts payable. For the year ended December 31, 2022 one supplier represented approximately 25% of accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable and cash. As of December 31, 2023, the Company believes it has no significant risk related to its concentration of accounts receivable.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The Company files income tax returns in the U.S. federal and state jurisdictions. Tax years 2020 to 2023 remain open to examination for both the U.S. federal and state jurisdictions.

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There were no liabilities for uncertain tax positions at December 31, 2023 and 2022.

During the years ended December 31, 2023 and 2022 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2023 and 2022.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

The Company’s current financial assets and liabilities approximate fair value due to their short-term nature and include cash, accounts receivable, accounts payable, and accrued liabilities. The carrying value of longer-term leases and debt obligations approximate fair value as their stated interest rates approximate the rates currently available. The Company’s goodwill and intangibles are measured at fair-value on a non-recurring basis using Level 3 inputs, as discussed in Notes 6 and 11.

Share-Based Compensation

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

Recent Authoritative Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the timing and impacts of adoption of this ASU.

No other recently issued accounting pronouncements had or are expected to have a material impact on the Company’s consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 3 – NET LOSS PER COMMON SHARE

The Company’s basic loss per common share is based on net loss for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per common share is based on net loss, divided by the weighted average number of common shares outstanding during the period, including common share equivalents, such as outstanding options and warrants to the extent they are dilutive. For the years ended December 31, 2023 and 2022 since the Company had net losses, the effect of common stock equivalents is anti-dilutive, and, as such, common stock equivalents have been excluded from the calculation.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Basic net loss per share computation:
Net loss	$(1,070,095)	$(282,219)
Weighted-average common shares outstanding	5,259,595	5,167,081
Basic net loss per share	$(0.20)	$(0.05)
Diluted net loss per share computation:
Net loss per above	$(1,070,095)	$(282,219)
Weighted-average common shares outstanding	5,259,595	5,167,081
Incremental shares for convertible promissory note, warrants and stock options	-	-
Total adjusted weighted-average shares	5,259,595	5,167,081
Diluted net loss per share	$(0.20)	$(0.05)

The following table summarizes securities that, if exercised, would have an anti-dilutive effect on earnings per share.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Stock options	-	158,420
Warrants	-	-

Total potential dilutive securities not included in loss per share	-	158,420

NOTE 4 – ALLOWANCE FOR EXPECTED CREDIT LOSSES

Roll-forward of Allowance for Expected Credit Losses

The following table represents the roll-forward of the allowance for expected credit losses for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Balance at beginning of period	$490,311	$330,311
Current period provision for expected losses	115,000	170,178
Write-offs	(95,099)	(10,178)
Balance at end of period	$510,212	$490,311

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31, 2023	December 31, 2022
Leasehold improvements	$165,701	$165,701
Equipment, furniture, and fixtures	3,942,502	3,821,575
	4,108,203	3,987,276
Less: accumulated depreciation and amortization	(3,604,856)	(3,275,962)

Property and equipment, net	$503,347	$711,314

Depreciation and amortization expense related to these assets for the years ended December 31, 2023 and 2022 was $328,894 and $386,847.

Property and equipment under finance leases (included in Note 8) are summarized as follows:

	December 31, 2023	December 31, 2022
Equipment, furniture, and fixtures	$1,256,092	$1,256,092
Less: accumulated amortization	(924,313)	(716,743)

Property and equipment, net	$331,779	$539,349

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of proprietary developed software, intellectual property, customer lists and acquired contracts carried at cost less accumulated amortization and customer lists acquired at fair value less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives.

On January 1, 2022, the Company entered into an asset purchase agreement with to acquire certain assets of DTS. The purchase price for the Acquired Assets was $1,335,000, $500,000 of which was paid in cash and $835,000 of which was paid through the issuance of a four-year $835,000 promissory note dated January 1, 2022, paying interest at the rate of 3.25% per annum (see Note 11).

On January 19, 2022, SWK acquired the customer list of pursuant to an Asset Purchase Agreement for the customer list for $150,000 cash and the issuance of a promissory note in the aggregate principal amount of $75,000 (the “NEO3 Note”). The NEO3 Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $2,148. The purchase price has been recorded as an intangible asset with an estimated life of seven years.

On November 13, 2023, the Company entered into an asset purchase agreement with to acquire certain assets of JCS for cash of $278,489, prepaid time from clients in the amount of $21,511 and the issuance of a promissory note in the amount of $1,025,000 (the JCS Note”) for a total of $1,325,000. The JCS Note is due in 36 months from the closing date and bears interest at a rate of two percent (4.25%) per annum (see Note 7). The purchase price has been allocated to customer list with an estimated life of seven years. Upon completion of an independent valuation, the allocation of the purchase price to customer lists will be modified with the excess purchase consideration being allocated to goodwill (see Note 11).

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 6 – INTANGIBLE ASSETS (Continued)

The components of intangible assets are as follows:

	December 31, 2023	December 31, 2022	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 – 7
Intellectual property, customer list, and acquired contracts	9,068,283	7,743,283	5 – 15
Total intangible assets	$9,458,365	$8,133,365
Less: accumulated amortization	(4,539,516)	(3,868,012)
	$4,918,849	$4,265,353

Amortization expense related to the above intangible assets was $671,504 and $732,552, respectively, the years ended December 31, 2023 and 2022. There was no impairment of intangible assets for the years ended December 31, 2023 and 2022, respectively.

The Company expects future amortization expense to be the following:

Amortization
2024	$837,129
2025	833,653
2026	822,451
2027	808,802
2028	664,350
thereafter	952,464
Total	$4,918,849

The following table provides a summary of the changes in goodwill for the years ended December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Goodwill, at beginning of year	$1,139,952	$1,011,952
Goodwill additions	-	128,000
Goodwill deductions	-	-
Goodwill, at end of year	$1,139,952	$1,139,952

NOTE 7 – LONG-TERM AND RELATED PARTY DEBT

On July 31, 2020, the Company acquired certain assets of Prairie Technology Solutions Group, LLC (“Prairie Tech”) pursuant to an Asset Purchase Agreement. In consideration for the acquired assets, the Company paid $185,000 in cash and issued three promissory notes to Prairie Tech (“Prairie Tech Note 1”, “Prairie Tech Note 2” and “Prairie Tech Note 3”), each in the principal aggregate amount of $103,333 (collectively the “Prairie Tech Notes”). The Prairie Tech Notes bear interest at a rate of 4% per annum. Prairie Tech Note 1 has a term of one (1) year and is subject to downward adjustment based on whether certain revenue milestones are achieved. In July 2021, the Company waived its rights to any downward adjustments on these notes, and agreed to pay the full face amount, plus interest, on those notes on the date of maturity. Prairie Tech Note 2 has a term of two (2) years and is also subject to downward adjustment based on whether certain revenue milestones are achieved. Prairie Tech Note 3 has a term of three (3) years and is not subject to a downward adjustment. On July 31, 2021, the Company paid Note 1 and accrued interest in the amount of $107,543. On August 4, 2022, the Company paid Note 2 and accrued interest in the amount of $111,924. On July 1, 2023, the Company paid Note 3 and accrued interest in the amount of $116,485. At December 31, 2023 and December 31, 2022, the outstanding balances on the PT Notes were $-0- and $103,333, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 7 – LONG-TERM AND RELATED PARTY DEBT (Continued)

On October 1, 2020, SWK acquired certain assets of Computer Management Services, LLC, (“CMS”) pursuant to an Asset Purchase Agreement for cash of $410, clients’ deposits related to technical support in the amount of $50,115, prepaid time from clients in the amount of $67,073, and the issuance of a promissory note in the aggregate principal amount of $170,000 (the “CMS Note”) for a total of $287,598. The CMS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,869. At December 31, 2023 and December 31, 2022, the outstanding balances on the CMS Note were $-0- and $48,249, respectively.

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”). The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,031. At December 31, 2023 and December 31, 2022, the outstanding balances on the BSS Note were $94,766 and $140,748, respectively.

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”). The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $3,724. At December 31,2023 and December 31, 2022, the outstanding balances on the CTS Note were $14,832 and $58,741, respectively.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”). The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $12,889. At December 31, 2023 and December 31, 2022, the outstanding balances on the PSI Note were $64,125 and $215,863, respectively.

On January 1, 2022, SWK acquired certain assets of DTS pursuant to an Asset Purchase Agreement for $500,000 cash and the issuance of a promissory note in the aggregate principal amount of $835,000 (the “DTSI Note”). The DTSI Note bears interest at a rate of three and one-quarter percent (3.25%) per annum. The principal amount of the Note is subject to a downward adjustment in the event the Company loses any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of DTS immediately prior to the Effective Date (the “DTS Customers”). Any such downward adjustment will be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from DTS Customers. In the event that subscription renewal revenue received from DTS Customers during the one-year period immediately following the Effective Date is less than 95% of the subscription renewal revenue received by DTS from DTS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note will be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances will the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000).

The Note will be amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, is due and payable on January 1, 2023, after the revised principal amount of the Buyer Note is determined and thereafter, payments will be made quarterly in twelve equal installments. As of December 31, 2023 and December 31, 2022, the outstanding balances on the DTSI Note were $469,688 and $835,000, respectively (see Note 11).

On January 19, 2022, SWK acquired the customer list of NEO3 pursuant to an Asset Purchase Agreement for the customer list for $150,000 cash and the issuance of a promissory note in the aggregate principal amount of $75,000 (the “NEO3 Note”). The NEO3 Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $2,148. As of December 31, 2023 and December 31, 2022 the outstanding balances on the NEO3 Note were $27,604 and $52,559, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 7 – LONG-TERM AND RELATED PARTY DEBT (Continued)

On November 13, 2023, SWK acquired certain assets of JCS pursuant to an Asset Purchase Agreement for cash of $278,489, prepaid time from clients in the amount of $21,511 and the issuance of a promissory note in the amount of $1,025,000 (the JCS Note”) for a total of $1,325,000. The JCS Note bears interest at a rate of four and one-quarter percent (4.25%) per annum. The principal amount of the Note is subject to a downward adjustment in the event the Company loses any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of JCS immediately prior to the Effective Date (the “JCS Customers”). Any such downward adjustment will be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from JCS Customers. In the event that subscription renewal revenue received from JCS Customers during the one-year period immediately following the Effective Date is less than 95% of the subscription renewal revenue received by JCS from JCS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note will be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances will the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). The Note will be amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, is due and payable on November 13, 2024, after the revised principal amount of the Buyer Note is determined and thereafter, payments will be made quarterly in eight equal installments. At December 31, 2023 the outstanding balance on the JCS Note was $1,025,000.

At December 31, 2023 and December 31, 2022, certain long-term debt is considered a related party liability as holders, including Prairie Tech and PIT, are current employees of the Company. As of December 31, 2023 and December 31, 2022, the outstanding balances of this debt were $-0- and $103,333, respectively.

Total long-term debt balances at December 31, 2023 and 2022 were $1,696,015 and $1,454,493, respectively, of which $701,749 and $783,479 was classified as current portion at December 31, 2023 and 2022, respectively.

At December 31, 2023, future payments of promissory notes are as follows over each of the next four fiscal years:

2024	$701,749
2025	600,403
2026	393,863
Total	$1,696,015

NOTE 8 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying consolidated balance sheets. The related obligations are based upon the present value of the future minimum lease payments with the following:

	December 31, 2023	December 31, 2022
Weighted average remaining lease terms	2.92	3.44
Weighted average interest rates	7.15%	7.31%

At December 31, 2023, future payments under finance leases are as follows:

2024	$176,686
2025	115,080
2026	115,080
2027	47,949
Total minimum lease payments	454,795
Less amounts representing interest	(53,342)
Present value of net minimum lease payments	401,453
Less current portion	(154,336)
Long-term finance lease obligation	$247,117

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 9 – OPERATING LEASE LIABILITIES

The Company leases space in four different locations and also has an equipment lease rental with monthly payments ranging from $3,022 to $10,279 which expire at various dates through September 2026.

On September 29, 2022, the Company entered into an operating lease for equipment with Digital Fortress, Inc. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $109,840 during the year ended December 31, 2023.

On October 12, 2022, the Company entered into an operating lease for equipment and space with Cologix USA, Inc. Accordingly, operating lease right of use assets and operating lease liabilities were recognized in the amount of $106,471 during the year ended December 31, 2023.

On June 2, 2023, the Company entered into an operating lease to extend its lease for its Arizona office with Exeter 17319 DE, LLC. Accordingly, operating lease right of use assets and operating lease liabilities were recognized for the extension in the amount of $108,330 during the year ended December 31, 2023.

On January 3, 2024, the Company extended its lease for two years ended April 30, 2026. Monthly base rent will be $10,258 for the first year and $10,471 for the second year. Accordingly, operating lease right of use assets and operating lease liabilities were recognized for the extension in the amount of $236,872 during the year ended December 31, 2023.

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

The Company's weighted average remaining lease term and weighted average discount rate for operating leases as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term	2.13	1.19
Weighted average discount rate	4.77%	4.77%

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2023:

2024	$279,227
2025	196,864
2026	72,673
Total undiscounted future minimum lease payments	548,764
Less: Difference between undiscounted lease payments and discounted lease liabilities	(26,898)
Total operating lease liabilities	$521,866
Less current portion	(262,733)
Long-term operating lease liabilities	$259,133

Total rent expense under operating leases for the year ended December 31, 2023 was $413,894 as compared to $486,654 for the year ended December 31, 2022. Rent expense paid with cash was $435,491 for the year ended December 31, 2023, as compared to $494,429 for the year ended December 31, 2022.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 10 – EQUITY

Dividends

On August 4, 2023, the Board of Directors approved the payment of a $0.20 special cash dividend per share of Common Stock to shareholders of record August 18, 2023. The dividend was paid on August 25, 2023.

Common Stock At-The-Market Sales Program

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

For the years ended December 31, 2023 and 2022, the Company issued no shares under the 2021 At Market Agreement

Stock Repurchase Program

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock. Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended or discontinued at any time. The Company expects to finance the program from existing cash resources. On November 5, 2021, the Board of Directors voted to increase the authorized amount of the buyback from $2 million to $5 million. As of December 31, 2023, no repurchases have been made.

Issuance of Common Stock

On September 29, 2022, the Company approved 120,000 shares of common stock in exchange for services. The market value of these shares was $297,600.

In December 2023, the Company issued 59,404 shares of common stock upon the exercise of stock options.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 10 – EQUITY (Continued)

Stock Options

The Company adopted the 2019 Equity and Incentive Plan (the “2019 Plan”) to order provide long-term incentives for employees and non-employees to contribute to the growth of the Company and attain specific performance goals.

The fair value of each option awarded is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of Common Stock. The expected life of the options granted represents the period from date of grant to expiration (5 years). The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. There were no stock options granted for the years ended December 31, 2023 and 2022.

A summary of the status of the Company’s stock option plans for the fiscal years ended December 31, 2023 and 2022 and changes during the years are presented below (in number of options):

	Number of Options	Average Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding options at January 1, 2022	165,620	$6.256	-	$-0-
Options granted	-	-
Options canceled/forfeited	(7,200)	$6,530
Outstanding options at December 31, 2022	158,420	$6.245	3.49 years	$-0-
Options granted	-	-
Options exercised (1)	158,420	6.245
Options canceled/forfeited	-	$-
Outstanding options at December 31, 2023	-	$-	-	$-0-

Vested Options:
December 31, 2023:	-	$-	-	$-0-
December 31, 2022:	115,025	$6.138	3.49 years	$-0-

(1)

Cashless exercise of outstanding stock options. The option holders received 59,404 shares of common stock and surrendered 158,420 shares of common stock underlying the option in payment of the exercise price. The cashless exercise was based on the market price of the average of the closing trading price of the Issuer's common stock on the 5 trading days ending prior to the date of exercise.

Total stock compensation recognized for the year ended December 31, 2023 and 2022 was $41,497 and $180,260, respectively.

As of December 31, 2023 and 2022, the unamortized compensation expense for stock options was $-0- and $41,497, respectively.

As of December 31, 2023, there were 1,056,670 shares available for issuance under the Plan.

Warrants

As of December 31, 2021, the Company had outstanding warrants outstanding to purchase 4,988 shares of the Company’s common stock at an exercise price of $4.01 per share. These warrants expired in March 2022.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 11 – BUSINESS COMBINATIONS

On January 1, 2022, the Company entered into an asset purchase agreement with to acquire certain assets of DTS. The purchase price for the Acquired Assets was $1,335,000, $500,000 of which was paid in cash and $835,000 of which was paid through the issuance of a four-year $835,000 promissory note dated January 1, 2022, paying interest at the rate of 3.25% per annum. The principal amount of the Note was subject to a downward adjustment in the event the Company lost any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of DTS immediately prior to the Effective Date (the “DTS Customers”). Any such downward adjustment would be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from DTS Customers. In the event that subscription renewal revenue received from DTS Customers during the one-year period immediately following the Effective Date was less than 95% of the subscription renewal revenue received by DTS from DTS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note would be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances would the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). There was no downward adjustment necessary as measured on the one-year anniversary of the note, January 1, 2023. The Note was amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, was due and paid on January 1, 2023, and thereafter, payments will be made quarterly in twelve equal installments. Upon completion of an independent valuation, the allocation of the purchase price was $1,207,000 to customer lists with the excess purchase consideration of $128,000 being allocated to goodwill.

On November 13, 2023, SWK acquired certain assets of JCS pursuant to an Asset Purchase Agreement for cash of $278,489, prepaid time from clients in the amount of $21,511 and the issuance of a promissory note in the amount of $1,025,000 (the JCS Note”) for a total of $1,325,000. The Asset Purchase Agreement was recorded as a business combination under ASC 805, Business Combinations, as the assets purchased are capable of being conducted and managed for the purpose of providing a return. The JCS Note bears interest at a rate of four and one-quarter percent (4.25%) per annum. The principal amount of the Note is subject to a downward adjustment in the event the Company loses any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of JCS immediately prior to the Effective Date (the “JCS Customers”). Any such downward adjustment will be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from JCS Customers. In the event that subscription renewal revenue received from JCS Customers during the one-year period immediately following the Effective Date is less than 95% of the subscription renewal revenue received by JCS from JCS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note will be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances will the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). The Note will be amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, is due and payable on November 13, 2024, after the revised principal amount of the Buyer Note is determined and thereafter, payments will be made quarterly in eight equal installments. At December 31, 2023 the outstanding balance on the JCS Note was $1,025,000. Upon completion of an independent valuation, the allocation of the purchase price to customer lists will be modified with the excess purchase consideration being allocated to goodwill.

The Company expects these acquisitions to create synergies by combining operations and expanding geographic market share and product offerings.

The following summarizes the purchase price allocation for all prior year and current year acquisitions:

	2023 Purchase JCS	2022 Purchase DTS

Cash consideration	$278,489	$500,000
Note payable	1,025,000	835,000
Total purchase price	$1,303,489	$1,335,000

Customer list	$1,325,000	$1,207,000
Goodwill	-	128,000
Total assets acquired	1,325,000	1,335,000
Deferred revenue	(21,511)	-
Net assets acquired	$1,303,489	$1,335,000

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 11 – BUSINESS COMBINATIONS (Continued)

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions of JCS Computer Resource Corporation (“JCS”) acquired November 13, 2023 occurred on January 1, 2022, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the year ended December 31, 2022 as if the acquisitions occurred on January 1, 2022. For the year ended December 31 2022, operating expenses have been increased for the amortization expense of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Year Ended December 31, 2023	Year Ended December 31, 2022
Net revenues	$55,655,173	$46,561,694
Cost of revenues	33,137,972	27,538,591
Operating expenses	20,112,520	18,509,387
(Loss) income before taxes	(840,719)	191,977
Net (loss) income	$(685,535)	$204,262
Basic and diluted (loss) income per common share	$(0.13)	$0.04

For the year ended December 31, 2022, there is $189,276 of estimated amortization expense and $43,440 of estimated interest expense included in the pro-forma results for JCS.

For the year ended December 31, 2023, there is $165,617 of estimated amortization expense and $38,010 of estimated interest expense included in the pro-forma results for JCS.

NOTE 12 – INCOME TAXES

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,800,000 as of December 31, 2023, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and begin to expire in the year 2026 to 2034.

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

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$1,417,000	$1,238,000
Long lived assets	210,000	206,000
Share based payments	5,000	5,000
Accrued expenses	84,000	102,000
Allowance for doubtful accounts	135,000	122,000
Other	61,000	35,000
Deferred tax asset	1,912,000	1,708,000

Deferred tax liabilities:
Long lived assets	(128,000)	(185,000)
Deferred tax liabilities	(128,000)	(185,000)

Net deferred tax asset	1,784,000	1,523,000
Less: Valuation allowance	(340,000)	(417,000)
Net deferred tax asset	$1,444,000	$1,106,000

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 12 – INCOME TAXES (Continued)

For the year ended December 31, 2023, the Company recorded a tax benefit in the amount of $297,419 based on the estimated tax rate.

For the year ended December 31, 2022, the Company recorded a tax benefit in the amount of $192,184 based on the estimated tax rate. The Federal effective rate is higher than the statutory rate primarily due to Incentive Stock Options (ISO), which are not tax deductible.

A reconciliation of the statutory income tax rate to the effective rate is as follows for the period December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Federal income tax rate	21%	21%
State income tax, net of federal benefit	5%	(3%)
Permanent items	(1%)	(8%)
Return to provision for prior year	(8%)	30%
Change in valuation allowance	5%	1%
Effective income tax rate	22%	41%

Income tax provision from continuing operations:

	Year Ended
	December 31,	December 31,
	2023	2022
Current:
Federal	$25,505	$(105,826)
State and local	14,913	22,410

Total current tax (benefit) provision	40,418	(83,416)

Deferred:
Federal	(240,485)	(78,677)
State and local	(97,352)	(30,091)

Total deferred tax (benefit) provision	(337,837)	(108,768)

Total (benefit) provision	$(297,419)	$(192,184)

NOTE 13 – RELATED PARTY TRANSACTIONS

At December 31, 2023 and December 31, 2022, certain long-term debt is considered a related party liability as holders, including Prairie Tech, are current employees of the Company. As of December 31, 2023 and December 31, 2022, the outstanding balances of this debt were $-0- and $103,333 respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Concurrently with the execution of the Investment Agreement, SilverSun and Mark Meller entered into a letter agreement pursuant to which the Meller SilverSun Employment Agreement will be terminated and liquidated as of immediately prior to Closing, and Silver Sun will pay to Mr. Meller a lump sum termination payment equal to the lessor of (i) $3.0 million and (ii) 300% of the average annual amount paid by the Company or any parent or subsidiary thereof to Mr. Meller and included in his gross income for services rendered in each of the five calendar years immediately prior to closing, less $100, which is the amount that he is entitled to receive under the Meller SilverSun Agreement for certain terminations of his employment within three years following a change of control.

NOTE 15 – RECENT EVENTS

Rhodium

On September 29, 2022, SilverSun entered into a definitive agreement and plan of merger (the “Rhodium Merger Agreement”) by and among SilverSun, Rhodium Enterprises Acquisition Corp, Rhodium Enterprises Acquisition LLC and Rhodium Enterprises, Inc., an industrial-scale digital asset technology company utilizing proprietary technologies to mine bitcoin. On October 13, 2023, SilverSun terminated the Rhodium Merger Agreement

Jacobs Private Equity II, LLC (“JPE”)

On December 3, 2023, SilverSun entered into an Investment Agreement (as it may be amended or supplemented, the “Investment Agreement”), with Jacobs Private Equity II, LLC, a Delaware limited liability company (“JPE”), and the other investors party thereto (the “Other Investors,” and together with JPE, the “Investors”), providing for an aggregate investment by the Investors of $1,000,000,000 in cash in SilverSun, including $900,000,000 from JPE (the “Equity Investment”). The Investment Agreement has been unanimously approved by the SilverSun board of directors. Following the closing (the “Closing”) of the Equity Investment (together with all of the other transactions contemplated by the Investment Agreement), JPE will become the controlling stockholder of SilverSun, and Brad Jacobs, the Managing Member of JPE, will become Chairman of the SilverSun board of directors and Chief Executive Officer of SilverSun.

Following the Closing, SilverSun intends to pursue a business strategy of creating a tech-forward leader in the building products distribution industry. After spinning off the existing SilverSun business as described below, the remaining company, which will be renamed QXO, Inc., will be a standalone platform for acquisitions and operations in the building products distribution industry.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 15 – RECENT EVENTS (Continued)

Jacobs Private Equity II, LLC (“JPE”) (Continued)

At least two days prior to the Closing, SilverSun will amend and restate its certificate of incorporation (the “Charter Amendment” or the “Fifth Amended and Restated Certificate of Incorporation” ) to, among other things, effect an 8:1 reverse stock split (the “Reverse Stock Split”) with respect to SilverSun’s common stock, par value $0.00001 per share (“SilverSun common stock”). Upon the Closing and giving effect to the Reverse Stock Split, SilverSun will issue to the Investors, in the aggregate: (a) 1,000,000 shares of Convertible Perpetual Preferred Stock of SilverSun (the “Convertible Preferred Stock”) that, in the aggregate, will be convertible into approximately 219 million shares of SilverSun common stock at an initial conversion price of $4.566 per share (equivalent to $0.571 per share pre-Reverse Stock Split), subject to customary anti-dilution adjustments; and (b) warrants to purchase an additional approximately 219 million shares of SilverSun common stock (the “Warrants,” and together with the Convertible Preferred Stock, the “Securities”) at initial exercise prices of $4.566 per share (equivalent to $0.571 per share pre-Reverse Stock Split) with respect to 50% of the Warrants, $6.849 per share (equivalent to $0.856 per share pre-Reverse Stock Split) with respect to 25% of the Warrants, and $13.698 per share (equivalent to $1.712 per share pre-Reverse Stock Split) with respect to the remaining 25% of the Warrants, in each case subject to customary anti-dilution adjustments. Following the Closing, the Investors will own approximately 99.85% of SilverSun common stock on an as-converted, as-exercised basis.

The Convertible Preferred Stock will pay quarterly cash dividends equal to the greater of (a) the as-converted dividends on the underlying Company common stock for the relevant quarter and (b) 9% of the then-applicable liquidation preference per annum. Accrued and unpaid dividends for any quarter will accrete to liquidation preference for all purposes. The Convertible Preferred Stock will not be redeemable and will vote together with the Company’s common stock on an as-converted basis on all matters, except as otherwise required by law, and separately as a class with respect to certain matters implicating the rights of holders of shares of Convertible Preferred Stock. The terms of the Convertible Preferred Stock are more fully set forth in Exhibit A to the Investment Agreement filed herewith.

Each Warrant will initially be exercisable at any time and from time to time from the closing date until the tenth anniversary of the Closing date, at the option of the holder thereof, into one share of Company common stock at the exercise prices described above, subject to customary anti-dilution adjustments. The terms of the Warrants are more fully set forth in Exhibit B to the Investment Agreement filed herewith.

Under the terms of the Investment Agreement, SilverSun will, six days after the Closing (the “Distribution Date”), separate the existing SilverSun business (the “Separation”) into SilverSun Technologies Holdings, Inc., a Nevada corporation and currently a wholly owned subsidiary of the Company (“SilverSun Holdings” or “SpinCo”), and distribute all of the shares of SilverSun Holdings (the “Distribution”) to the stockholders of SilverSun as of the close of business on a record date that is expected to be one day prior to the date of Closing (the “Record Date”) (collectively, the “Spin-Off”) in accordance with a separation and distribution agreement to be executed between SilverSun and SilverSun Holdings on or prior to the Distribution Date (the “Separation Agreement”). Upon completion of the Distribution, each SilverSun stockholder as of the Record Date will receive eight shares of common stock, par value $0.00001 per share, of SilverSun Holdings (“SilverSun Holdings common stock”), for every share of SilverSun common stock held as of the close of business on the Record Date. SilverSun Holdings common stock will be issued in book-entry form only, which means that no physical share certificates will be issued. No fractional shares of SilverSun Holdings common stock will be issued.

Also pursuant to the Investment Agreement and the Separation Agreement, SilverSun will declare a $2.5 million aggregate cash dividend to its stockholders of record as of the Record Date (the “Dividend”). The Dividend will be paid on the Distribution Date from proceeds received by SilverSun from the Equity Investment.

The Charter Amendment and the transactions contemplated by the Investment Agreement (including the issuance and sale to the Investors of the Securities), among other matters, were submitted for approval at the Special Meeting of the stockholders of SilverSun held at 9:00 A.M. EST on March 14, 2024 (the “Special Meeting”) as discussed in the definitive proxy statement of SilverSun dated February 13, 2024 and were approved at the Special Meeting. As a result of the approval of the proposals set forth in such definitive proxy statement, eligible shareholders do not need to take any action to receive their shares of SilverSun Holdings common stock in connection with the Distribution. It is expected that their shares of SilverSun Holdings common stock will trade on the OTCQX tier of OTC Markets and that their shares of SilverSun common stock will continue to trade on The Nasdaq Capital Market. Shortly after the Closing, SilverSun is expected to change its name to QXO, Inc. Once renamed, SilverSun is expected to change the ticker symbol of its common stock to “QXO.” Until such time, SilverSun will continue to trade on The Nasdaq Capital Market under the symbol “SSNT.”

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 15 – RECENT EVENTS (Continued)

Jacobs Private Equity II, LLC (“JPE”) (Continued)

Following the Distribution, SilverSun Holdings will operate through its direct subsidiaries SWK, SCS and CCDC and conduct the business conducted by SilverSun prior to the Distribution and the Closing under the Investment Agreement.

Following the Spin-Off, the Company’s current executive officers and directors, including Mark Meller, SilverSun’s chief executive officer, are expected to continue in their current roles at SilverSun Holdings and its subsidiaries. SilverSun Holdings will apply for the public quotation of its shares on the OTCQX tier of OTC Markets, which shares will be registered pursuant to a Form 10 registration statement that has been filed with the U.S. Securities and Exchange Commission (the “SEC”).

One day prior to the date of the Distribution, SilverSun and SilverSun Holdings will enter into an Employee Matters Agreement (the “Employee Matters Agreement”). The Employee Matters Agreement sets forth the terms and conditions of certain employment, compensation and benefit matters related to the Distribution beyond those covered by the Separation Agreement.

One day prior to the date of the Distribution, SilverSun and SilverSun Holdings will also enter into a Tax Matters Agreement (the “Tax Matters Agreement”). The Tax Matters Agreement will govern the respective rights, responsibilities and obligations of SilverSun and SilverSun Holdings after the Distribution with respect to tax liabilities and benefits, tax attributes, certain indemnification rights with respect to tax matters, the preparation and filing of tax returns, the control of audits and other tax proceedings, the intended federal income tax characterization of the Separation and the Distribution and the agreed-upon reporting thereof and certain other tax matters.

The Distribution will have tax consequences to SilverSun and the SilverSun stockholders that receive shares of SilverSun Holdings in the Distribution.

The Investment Agreement and the transactions contemplated by the Investment Agreement have been approved by SilverSun’s board of directors. The approval of the Equity Investment, the Fifth Amended and Restated Certificate of Incorporation (including the 8:1 reverse stock split contemplated therein) and any equity incentive plan proposed by JPE were approved by the SilverSun stockholders  at the Special Meeting. The transactions are also subject to the receipt of necessary antitrust approvals and the satisfaction of other customary closing conditions.

Under the Investment Agreement, the Company will be subject to restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to and enter into discussions or negotiations with third parties regarding alternative acquisition proposals, subject to the exceptions set forth in the Investment Agreement. The Investment Agreement contains termination rights for both JPE and the Company, including, among others, for the Company if its board changes its recommendation to its stockholders of the Equity Investment in connection with a Superior Proposal (as defined in the Investment Agreement) to acquire the Company, and for JPE in the event of the Board changing its recommendation to its stockholders of the Equity Investment. Upon termination of the Investment Agreement in connection with a Superior Proposal and certain other circumstances described in the Investment Agreement, the Company may be obligated to pay JPE a termination fee of $600,000.

Under the Investment Agreement, JPE will be permitted to delay the Closing of the Equity Investment, on one or more occasions, to a date that does not exceed 12 months following the December 3, 2023 signing (subject to the continued satisfaction of closing conditions at such time). If JPE delays the Closing by more than 7 months following the signing, JPE will pay the Company the following fees on the first day of each additional month, starting with the first day of the eighth month: (a) month eight (8): $40,000, (b) month nine (9): $40,000, (c) month ten (10): $50,000, (d) month eleven (11): $50,000; and (e) month twelve (12): $50,000.

Concurrently with the Closing of the Equity Investment, the Company and the Investors will enter into a Registration Rights Agreement with respect to the shares of Convertible Preferred Stock and Warrants and the shares of Company common stock issuable upon conversion or exercise thereof, which agreement will contain, among other customary provisions, the terms set forth on Exhibit C to the Investment Agreement. filed herewith In addition, concurrently with the Closing of the Equity Investment, the Company and the Investors will enter into a stockholders agreement in the form attached as Exhibit G to the Investment Agreement filed herewith.

The Company and the Investors have made customary representations and warranties and covenants in the Investment Agreement.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 15 – RECENT EVENTS (Continued)

Jacobs Private Equity II, LLC (“JPE”) (Continued)

Beginning on the Record Date and continuing up to and including the Distribution Date, we expect that there will be two markets in SilverSun common stock: a “regular-way” market and an “ex-distribution” market. Shares of SilverSun common stock that trade on the “regular-way” market will trade with an entitlement to receive the Dividend and shares of SilverSun Holdings’ common stock in connection with the Distribution. Shares of SilverSun common stock that trade on the “ex-distribution” market will trade without an entitlement to receive the Dividend and shares of SilverSun Holdings’ common stock in the Distribution. Therefore, SilverSun shareholders that sell shares of SilverSun common stock on the “regular-way” market after the Record Date and up to and including through the Distribution Date, will be selling their right to receive the Dividend and shares of SilverSun Holdings’ common stock in connection with the Distribution. If a shareholder owns shares of SilverSun common stock as of the Record Date and sells those shares on the “ex-distribution” market, up to and including through the Distribution Date, the shareholder will still receive the Dividend and the shares of SilverSun Holdings’ common stock that they would be entitled to receive in respect of their ownership, as of the Record Date, of the shares of SilverSun common stock that they sold.

The consummation of the Distribution is subject to the satisfaction or waiver by SilverSun in its sole and absolute discretion of the following conditions:

●

the SEC will have declared effective SilverSun Holdings’ registration statement on Form 10 under the Securities Exchange Act of 1934, as amended, no stop order suspending the effectiveness of such registration statement on Form 10 will be in effect; and no proceedings for such purpose will be pending or threatened by the SEC;

●	the information statement exhibit to the Form 10 will have been mailed or otherwise made available to the holders of SilverSun common stock as of the Record Date;

●

the transfer of the SilverSun Holdings assets and the assumption of the SilverSun Holdings liabilities contemplated to be transferred from SilverSun (or the applicable subsidiary of SilverSun) to SilverSun Holdings (or the applicable subsidiary of SilverSun Holdings) on or prior to the Distribution will have occurred, and the transfer of SilverSun retained assets and assumption of the SilverSun retained liabilities contemplated to be transferred from SilverSun Holdings (or the applicable subsidiary of SilverSun Holdings) to SilverSun (or the applicable subsidiary of SilverSun) on or prior to the Distribution Date will have occurred, in each pursuant to the plan of reorganization included in the Separation Agreement and in accordance with and subject to the terms of the Separation Agreement;

●	each of the other ancillary agreements contemplated by the Separation Agreement will have been duly executed and delivered by the applicable parties thereto;

●

no order, injunction or decree issued by any governmental authority of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Separation, the Distribution or any of the transactions related thereto shall be pending or in effect;

●

at least two days prior to the Closing, SilverSun shall have file with the Secretary of State of the State of Delaware, the Fifth Amended and Restated Certificate of Incorporation and had the Fifth Amended and Restated Certificate of Incorporation become effective in accordance with the laws of the State of Delaware as of 11:59 p.m., New York Time, on the date that is two (2) days prior to the Closing;

●

SilverSun’s common stock, including the shares underlying the Convertible Preferred Stock and the Warrants, will have been approved for continued listing on Nasdaq and SilverSun Holdings’  common stock to be distributed to the SilverSun stockholders as of the Record Date in connection with the Distribution will have been approved for quotation on the OTCQX, subject to official notice of distribution; and

●	the Equity Investment will have been consummated.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 15 – RECENT EVENTS (Continued)

Jacobs Private Equity II, LLC (“JPE”) (Continued)

In the Separation Agreement, SilverSun Holdings will agree to indemnify, defend and hold harmless SilverSun, each of SilverSun’s affiliates after giving effect to the Distribution and each of their respective representatives and all persons who at any time prior to the Effective Time are or have been stockholders, directors, officers, agents or employees of SilverSun Holdings or a subsidiary of SilverSun Holdings (after the Distribution) and who are not, as of immediately following the Effective Time, directors, officers or employees of SilverSun Holdings or its subsidiaries from and against all losses to the extent arising out of, relating to or resulting from, directly or indirectly:

●	the SpinCo Assets, the SpinCo Liabilities or the SpinCo Business;

●	any breach by SilverSun Holdings or a subsidiary (after the Distribution) of the Separation Agreement;

●

any failure of SilverSun Holdings, any subsidiary of SilverSun Holdings or any other person to pay, perform or otherwise promptly discharge any SpinCo Liabilities in accordance with their terms, whether prior to, on or after the Effective Time;

●

any guarantee, indemnification or contribution obligation, surety bond or other credit support agreement, arrangement, commitment or understanding for the benefit of any subsidiary of SilverSun Holdings by SilverSun that survives following the Distribution; or

●

all information contained in the Proxy Statement (as defined in the Investment Agreement), registration statement on Form 10 or the information statement exhibit to the Form 10 or the documents incorporated by reference therein (other than any information provided by JPE and as expressly set forth in the Separation Agreement), any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading.

SilverSun will agree to indemnify, defend and hold harmless SilverSun Holdings, each of SilverSun Holdings’ subsidiaries, each of the respective representatives of SilverSun Holdings and its subsidiaries from and against all losses to the extent arising out of, relating to or resulting from, directly or indirectly:

●	the SilverSun Retained Liabilities;

●	any breach by SilverSun of the Separation Agreement;

●

any failure of SilverSun or any other person to pay, perform or otherwise promptly discharge any SilverSun Retained Liabilities in accordance with their terms, whether prior to, on or after the Effective Time; or

●

solely with respect to information regarding the Investors provided by or on behalf of JPE in writing to SilverSun or SilverSun Holdings expressly for inclusion in the registration statement on Form 10 or the information statement exhibit to the Form 10, any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading.

Indemnification with respect to taxes, and the procedures related thereto, will be governed by the Tax Matters Agreement.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 15 – RECENT EVENTS (Continued)

Jacobs Private Equity II, LLC (“JPE”) (Continued)

Expenses

The Separation Agreement will provide that all costs and expenses incurred prior to the Closing Date by any of SilverSun or its affiliates (other than those costs and expenses incurred by JPE) or SilverSun Holdings or any of its subsidiaries (whether or not paid on or prior to the Closing Date) relating to or in connection with the preparation, execution, delivery, printing and implementation of the Separation Agreement and any ancillary agreement, the registration statement on Form 10, the Contribution, the plan of reorganization, the Separation, the Distribution and the consummation of the transactions contemplated thereby, will be charged to and paid by SilverSun Holdings, and shall be a SpinCo Liability. All costs and expenses incurred on or after the Closing Date by SilverSun or any of its subsidiaries (other than any costs or expenses relating to SilverSun Holdings, any of its subsidiaries, or any of its or their respective directors, officers, employees, advisors or other representatives, the SpinCo Business, the SpinCo Liabilities, the SpinCo Assets, the Separation, the Distribution, the Separation Agreement, the other ancillary agreements or any of the other transactions contemplated thereby or any actions taken by or at the request or direction of or on behalf of SilverSun Holdings, its subsidiaries or its and their respective directors, officers or employees) will be borne by SilverSun, and shall be a liability of SilverSun.

The termination payment in the maximum aggregate amount equal to $3,000,000 owed to Mark Meller as a result of the Closing under the Meller SilverSun Employment Agreement (as modified by the Meller Letter Agreement (as defined in the Investment Agreement)), will be a liability of SilverSun. Any and all other liabilities under the Meller SilverSun Employment Agreement (as modified by the Meller Letter Agreement) will be a SpinCo Liability. Except as otherwise set forth in the Separation Agreement or any ancillary agreement, each party will bear its own costs and expenses incurred after the Distribution Date. Any amount or expense to be paid or reimbursed by any party to any other party shall be so paid or reimbursed promptly after the existence and amount of such obligation is determined and written demand therefor is made.

Subject to certain exceptions, under the Tax Matters Agreement:

●

SilverSun Holdings generally will be responsible for (i) taxes of SilverSun, SilverSun Holdings and their respective subsidiaries for tax periods (or portions thereof) ending on or before the Distribution Date, (ii) taxes imposed on SilverSun, SilverSun Holdings, and their respective subsidiaries as a result of, in connection with or relating to the Distribution and certain related transactions, other than the first $1.5 million of such taxes, which will be borne by SilverSun and (iii) taxes of SilverSun Holdings and its subsidiaries for tax periods (or portions thereof) beginning after the Distribution Date;

SilverSun generally will be responsible for (i) the first $1.5 million of taxes imposed on SilverSun, SilverSun Holdings and their respective subsidiaries as a result of, in connection with or relating to the Distribution and certain related transactions, and (ii) taxes of SilverSun and its subsidiaries for tax periods (or portion thereof) beginning after the Distribution Date.

SilverSun Holdings will apply for the public quotation of its shares on the OTCQX tier of OTC Markets, which shares will be registered pursuant to a Form 10 registration statement that has been filed with the SEC on January 19, 2024.