Form 10-Q
period 2024-03-31
SilverSun Technologies, Inc.
filed 2024-05-07
CIK 1236275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

As of May 3, 2024, there were 5,315,581 shares outstanding of the registrant’s common stock.

SILVERSUN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)

Current assets:
Cash and cash equivalents	$6,279,569	$6,143,298
Accounts receivable, net of allowance of $510,212 as of March 31, 2024 and December 31, 2023, respectively	2,661,923	2,968,875
Unbilled services	666,280	194,407
Deferred charges	1,280,523	735,908
Prepaid expenses and other current assets	1,637,806	1,753,849

Total current assets	12,526,101	11,796,337

Property and equipment, net	496,935	503,347
Operating lease right-of-use assets	440,623	521,866
Intangible assets, net	4,709,561	4,918,849
Goodwill	1,139,952	1,139,952
Deferred tax assets	1,374,363	1,443,902
Deposits and other assets	171,448	171,448

Total assets	$20,858,983	$20,495,701

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,873,718	$4,563,248
Accrued expenses	2,344,130	2,654,920
Accrued interest	24,694	24,507
Long-term debt – current portion	732,623	701,749
Finance lease obligations – current portion	129,975	154,336
Operating lease liabilities – current portion	228,617	262,733
Deferred revenue	3,636,370	3,161,082

Total current liabilities	11,970,127	11,522,575

Long-term debt net of current portion	843,721	994,266
Finance lease obligations net of current portion	222,432	247,117
Operating lease liabilities net of current portion	212,006	259,133

Total liabilities	13,248,286	13,023,091

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 1,000,000 shares Series A Preferred Stock, $0.001 par value; authorized 2 shares, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 75,000,000 shares, 5,315,581 and 5,315,581 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	53	53
Additional paid-in capital	9,419,242	9,419,242
Accumulated deficit	(1,808,598)	(1,946,685)

Total stockholders’ equity	7,610,697	7,472,610

Total liabilities and stockholders’ equity	$20,858,983	$20,495,701

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues:
Software product, net	$3,480,001	$3,322,329
Service and other, net	10,955,554	9,805,409
Total revenues, net	14,435,555	13,127,738

Cost of revenues:
Product	2,198,823	1,932,275
Service and other	6,579,245	5,837,903
Total cost of revenues	8,778,068	7,770,178

Gross profit	5,657,487	5,357,560

Selling, general and administrative expenses:
Selling and marketing expenses	2,345,416	2,178,703
General and administrative expenses	2,843,906	2,560,028
Share-based compensation expenses	-	41,497
Depreciation and amortization expenses	240,479	207,795
Total selling, general and administrative expenses	5,429,801	4,988,023

Income from operations	227,686	369,537

Other expense:
Interest expense, net	(20,060)	(17,255)
Total other expense	(20,060)	(17,255)

Income before taxes	207,626	352,282

Provision for income taxes	69,539	74,791

Net income	$138,087	$277,491

Net income per common share – basic and fully diluted	$0.03	$0.05
Weighted average shares outstanding:
Basic	5,315,581	5,256,177
Diluted	5,315,581	5,256,177

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	-	$-	-	$-	5,315,581	$53	$9,419,242	$(1,946,685)	$7,472,610

Net income	-	-	-	-	-	-	-	138,087	138,087

Balance at March 31, 2024	-	$-	-	$-	5,315,581	$53	$9,419,242	$(1,808,598)	$7,610,697

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Series A Preferred Stock		Series B Preferred Stock		Common Stock Class A		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	-	$-	-	$-	5,256,177	$53	$10,429,001	$(876,590)	$9,552,464

Share-based compensation	-	-	-	-	-	-	41,497	-	41,497
Net income	-	-	-	-	-	-	-	277,491	277,491

Balance at March 31, 2023	-	$-	-	$-	5,256,177	$53	$10,470,498	$(599,099)	$9,871,452

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$138,087	$277,491
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	69,539	81,579
Depreciation and amortization	66,936	92,541
Amortization of intangibles	209,288	161,961
Amortization of right of use assets	81,243	99,118
Provision for bad debts	-	24,464
Share-based compensation	-	41,497

Changes in assets and liabilities:
Accounts receivable	306,952	(22,909)
Unbilled services	(471,873)	(570,253)
Deferred charges	(544,615)	(275,295)
Prepaid expenses and other current assets	116,043	(167,797)
Accounts payable	310,470	(425,987)
Accrued expenses	(310,790)	(220,023)
Accrued interest	187	185
Deferred revenues	475,288	219,484
Operating lease obligations	(81,243)	(99,118)
Net cash provided by (used in) operating activities	365,512	(783,062)

Cash flows used in investing activities:
Purchase of property and equipment	(60,524)	(4,979)
Net cash used in investing activities	(60,524)	(4,979)

Cash flows used in financing activities:
Payment of long-term debt	(119,671)	(289,288)
Payment of finance lease obligations	(49,046)	(55,525)
Net cash used in financing activities	(168,717)	(344,813)

Net increase (decrease) in cash	136,271	(1,132,854)

Cash, beginning of period	6,143,298	8,008,633

Cash, end of period	$6,279,569	$6,875,779

Cash paid during period for:
Interest	$11,692	$40,491
Income taxes	$775	$6,679

See accompanying notes to the unaudited condensed consolidated financial statements.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

For the three months ended March 31, 2024:

None.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2024, the results of operations for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. These results are not necessarily indicative of the results to be expected for the full year.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all of the disclosures normally made in an Annual Report on Form 10-K. The December 31, 2023 consolidated balance sheet included herein was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 14, 2024. The accompanying unaudited condensed consolidated financial statements include the accounts of SilverSun and its wholly owned subsidiaries. These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. All significant inter-company transactions and accounts have been eliminated in consolidation.

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

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The Company completed its impairment analysis as of March 31, 2024. No impairment losses were identified or recorded for the three months ended March 31, 2024 and 2023.

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

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified or recorded for the three months ended March 31, 2024 and 2023, respectively.

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

Service revenue is recognized when professional consulting, maintenance or other ancillary services are provided to the customer. Most of our service revenue is based on time arrangements which require the client to pay based on the number of hours worked at agreed-upon rates. We recognize revenues for these arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date. For all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC Topic 606 and, therefore, is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Components of revenue:

	For the Three Months Ending March 31,
	2024	2023
Software revenue	$3,480,001	$3,322,329
Professional consulting	4,904,370	4,336,632
Maintenance revenue	1,573,023	1,382,969
Ancillary service revenue	4,478,161	4,085,808
	$14,435,555	$13,127,738

Unbilled Services

The Company recognizes revenue on its professional services as those services are performed. Unbilled services (contract assets) represent the revenue recognized but not yet invoiced.

Deferred Revenues

Deferred revenues consist of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services that will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of March 31, 2024, there was $787,825 in deferred maintenance and support services and $2,848,545 in deposits for future consulting services. As of December 31, 2023, there was $943,011 in deferred maintenance and support services, and $2,218,071 in deposits for future consulting services.

The following table represents the roll-forward of the deferred revenue for the three months ended March 31, 2024 and the year ended December 31, 2023:

	Deferred Maintenance and Support Services March 31, 2024	Deposits for Future Consulting March 31, 2024	Deferred Maintenance and Support Services December 31, 2023	Deposits for Future Consulting December 31, 2023
Balance at beginning of period	$943,011	$2,218,071	$932,975	$2,824,115
Cash received	324,948	1,468,222	1,925,174	5,314,942
Revenue recognized	(480,134)	(837,748)	(1,915,138)	(5,920,986)
Balance at end of period	$787,825	$2,848,545	$943,011	$2,218,071

Deposits for future consulting increased as a result of our increase in customer deposits as a result of increase in business.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

The Company estimates that the fair value of all financial instruments at March 31, 2024 and December 31, 2023, as defined in ASC 852 “Financial Instruments”, does not differ materially, except for the items discussed below, from the aggregate carrying values of its financial instruments recorded in the accompanying unaudited condensed consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value.

The carrying amounts reported in the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 for cash, accounts receivable, and accounts payable approximate the fair value because of the immediate or short-term maturity of these financial instruments. For each reporting period we evaluate market conditions including available interest rates, credit spreads relative to our credit rating and liquidity in estimating the fair value of our debt. After considering such market conditions, we estimate that the fair value of debt approximates its carrying value.

Deferred Charges

The Company defers expenses until such time that the expense is consumed and charged to expense at that time. Deferred charges represent expenses related to the transactions contemplated by the A&R Investment Agreement (see Note 13), and these costs will be deferred until, and charged at, such time that the expenses are consumed and charged to expense, which, if the transactions contemplated by the A&R Investment Agreement are consummated, would be at the time such transactions are consummated.

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

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations

The Company maintains its cash with various institutions, which exceed federally insured limits throughout the year. At March 31, 2024 and December 31, 2023, the Company had cash on deposit of $5,303,136 and $4,904,148, respectively, in excess of the federally insured limits of $250,000.

As of March 31, 2024, no one customer represented more than 10% of the total accounts receivable and unbilled services. As of December 31, 2023, no one customer represented more than 10% of the total accounts receivable and unbilled services.

For the three months ended March 31, 2024 and 2023, the Company’s top ten customers accounted for 12% ($1,774,413) and 10% ($1,329,501), respectively, of total revenues. The Company does not rely on any one specific customer for any significant portion of its revenue.

For the three months ended March 31, 2024 and 2023 purchases from one supplier through a “channel partner” agreement were approximately 15% and 14% of cost of revenues, respectively. The channel partner agreements are for a one-year term and automatically renew for an additional one-year term on the anniversary of the agreement’s effective date.

As of March 31, 2024, a legal firm represented approximately 51% of total accounts payable and one supplier represented approximately 18% of total accounts payable. For the year ended December 31, 2023, one supplier represented approximately 23% of total accounts payable.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash. As of March 31, 2024, the Company believes it has no significant risk related to its concentration of credit risk related to accounts receivable.

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

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, one or more positions may be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Interest and penalties related to income tax matters, if applicable, will be recognized as income tax expense. There were no liabilities for uncertain tax positions at March 31, 2024 and December 31, 2023.

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

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Basic net income per share computation:
Net income	$138,087	$277,491
Weighted-average common shares outstanding	5,315,581	5,256,177
Basic net income per share	$0.03	$0.05
Diluted net income per share computation:
Net income per above	$138,087	$277,491
Weighted-average common shares outstanding	5,315,581	5,256,177
Total adjusted weighted-average shares	5,315,581	5,256,177
Diluted net income per share	$0.03	$0.05

The following table summarizes securities that, if exercised, would have an dilutive effect on income per share.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Stock options	-	158,420
Total potential dilutive securities not included in income per share	-	158,420

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – ALLOWANCE FOR EXPECTED CREDIT LOSSES

Roll-forward of Allowance for Doubtful Accounts

The following table represents the roll-forward of the allowance for doubtful accounts for the three months ended March 31, 2024 and the year ended December 31, 2023:

	March 31, 2024	December 31, 2023
Balance at beginning of period	$510,212	$490,311
Current period provision for expected losses	-	115,000
Write-offs	-	(95,099)
Balance at end of period	$510,212	$510,212

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	March 31, 2024	December 31, 2023
Leasehold improvements	$165,701	$165,701
Equipment, furniture, and fixtures	4,003,026	3,942,502
	4,168,727	4,108,203
Less: Accumulated depreciation and amortization	(3,671,792)	(3,604,856)

Property and equipment, net	$496,935	$503,347

Depreciation and amortization expense related to these assets for the three months ended March 31, 2024 and 2023 were $66,936 and $92,541.

Property and equipment under finance leases (included in Note 8) are summarized as follows:

	March 31, 2024	December 31, 2023
Equipment, furniture, and fixtures	$1,256,092	$1,256,092
Less: Accumulated amortization	(967,020)	(924,313)

Property and equipment, net	$289,072	$331,779

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

The components of intangible assets are as follows:

	March 31, 2024	December 31, 2023	Estimated Useful Lives
Proprietary developed software	$390,082	$390,082	5 – 7
Intellectual property, customer list, and acquired contracts	9,068,283	9,068,283	5 – 15
Total intangible assets	9,458,365	9,458,365
Less: accumulated amortization	(4,748,804)	(4,539,516)
	$4,709,561	$4,918,849

Amortization expense related to the above intangible assets for the three months ended March 31, 2024 and 2023 was $209,288 and $161,961.

The Company expects future amortization expense to be the following:

Amortization
Remainder of 2024	$627,862
2025	833,673
2026	822,471
2027	808,822
2028	662,306
Thereafter	954,427
Total	$4,709,561

NOTE 7 – LONG-TERM DEBT

On December 1, 2020, SWK acquired certain assets of Business Software Solutions (“BSS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $230,000 (the “BSS Note”). The BSS Note is due in 60 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $4,031. At March 31, 2024 and December 31, 2023, the outstanding balances on the BSS Note were $83,127 and $94,766, respectively.

On April 1, 2021, SWK acquired certain assets of CT-Solution, Inc. (“CTS”) pursuant to an Asset Purchase Agreement for a promissory note in the aggregate principal amount of $130,000 (the “CTS Note”). The CTS Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $3,724. At March 31,2024 and December 31, 2023, the outstanding balances on the CTS Note were $3,717 and $14,832, respectively.

On May 1, 2021, SWK acquired certain assets of PeopleSense, Inc. (“PSI”) pursuant to an Asset Purchase Agreement for cash of $145,703, customer deposits related to prepaid time from clients in the amount of $99,938, and the issuance of a promissory note in the aggregate principal amount of $450,000 (the “PSI Note”). The PSI Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $12,889. At March 31, 2024 and December 31, 2023, the outstanding balances on the PSI Note were $25,714 and $64,125, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – LONG-TERM DEBT (Continued)

On January 1, 2022, SWK acquired certain assets of DTS pursuant to an Asset Purchase Agreement for $500,000 cash and the issuance of a promissory note in the aggregate principal amount of $835,000 (the “DTSI Note”). The DTSI Note bears interest at a rate of three and one-quarter percent (3.25%) per annum. The principal amount of the Note is subject to a downward adjustment in the event the Company loses any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of DTS immediately prior to the Effective Date (the “DTS Customers”). Any such downward adjustment will be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from DTS Customers. In the event that subscription renewal revenue received from DTS Customers during the one-year period immediately following the Effective Date is less than 95% of the subscription renewal revenue received by DTS from DTS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note will be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances will the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). The Note will be amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, is due and payable on January 1, 2023, after the revised principal amount of the Buyer Note is determined and thereafter, payments will be made quarterly in twelve equal installments. As of March 31, 2024 and December 31, 2023, the outstanding balances on the DTSI Note were $417,500 and $469,688, respectively.

On January 19, 2022, SWK acquired the customer list of NEO3 pursuant to an Asset Purchase Agreement for the customer list for $150,000 cash and the issuance of a promissory note in the aggregate principal amount of $75,000 (the “NEO3 Note”). The NEO3 Note is due in 36 months from the closing date and bears interest at a rate of two percent (2.0%) per annum. Monthly payments including interest are $2,148. As of March 31, 2024 and December 31, 2023 the outstanding balances on the NEO3 Note were $21,286 and $27,604, respectively.

On November 13, 2023, SWK acquired certain assets of JCS pursuant to an Asset Purchase Agreement for cash of $278,489, prepaid time from clients in the amount of $21,511 and the issuance of a promissory note in the amount of $1,025,000 (the JCS Note”) for a total of $1,325,000. The JCS Note bears interest at a rate of four and one-quarter percent (4.25%) per annum. The principal amount of the Note is subject to a downward adjustment in the event the Company loses any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of JCS immediately prior to the Effective Date (the “JCS Customers”). Any such downward adjustment will be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from JCS Customers. In the event that subscription renewal revenue received from JCS Customers during the one-year period immediately following the Effective Date is less than 95% of the subscription renewal revenue received by JCS from JCS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note will be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances will the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). The Note will be amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, is due and payable on November 13, 2024, after the revised principal amount of the Buyer Note is determined and thereafter, payments will be made quarterly in eight equal installments. At March 31, 2024 and December 31, 2023 the outstanding balance on the JCS Note was $1,025,000 and $1,025,000, respectively.

Total long-term debt balances at March 31, 2024 and December 31, 2023 were $1,576,344 and $1,696,015, respectively, of which $732,623 and $701,749 was classified as current portion at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024, future payments of promissory notes are as follows over each of the next three fiscal years:

Remainder of 2024	$582,079
2025	600,411
2026	393,854
Total	$1,576,344

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – FINANCE LEASE OBLIGATIONS

The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying unaudited condensed consolidated balance sheets. The weighted average interest rate as of March 31, 2024 was 7.3% and the following weighted-average lease term:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term	2.82	2.92

At March 31, 2024 future payments under finance leases are as follows:

March 31, 2024
Remainder of 2024	$120,799
2025	115,080
2026	115,080
2027	47,950
Total minimum lease payments	398,909
Less amounts representing interest	(46,502)
Present value of net minimum lease payments	352,407
Less current portion	(129,975)
Long-term finance lease obligation	$222,432

NOTE 9 – OPERATING LEASE LIABILITY

The Company leases space in four different locations and also has an equipment lease rental with monthly payments ranging from $3,022 to $10,471 which expire at various dates through September 2026.

On January 3, 2024, the Company extended its lease for its main office for two years ended April 30, 2026. Monthly base rent will be $10,258 for the first year and $10,471 for the second year. Accordingly, operating lease right of use assets and operating lease liabilities were recognized for the extension in the amount of $236,872 during the year ended December 31, 2023.

The Company's leases generally do not provide an implicit rate, and therefore the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The asset and liability were valued using a weighted average interest rate of 4.77%.

The Company's weighted average remaining lease term for operating leases as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term	1.72	2.13

The following table reconciles the undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year to the total lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2024:

Remainder 2024	$194,495
2025	196,864
2026	72,673
2027	0
Total undiscounted future minimum lease payments	464,032
Less: Difference between undiscounted lease payments and discounted lease liabilities	(23,409)
Total operating lease liabilities	440,623
Less current portion	(228,617)
Long-term operating lease liabilities	$212,006

Total rent expense under operating leases for the three months ended March 31, 2024 and 2023 was $107,331 and $82,666, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – EQUITY

Stock Repurchase Program

On October 10, 2019, the Company’s Board of Directors authorized a new stock repurchase program, under which the Company may repurchase up to $2 million of its outstanding common stock. Under this new stock repurchase program, the Company may repurchase shares in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements, and other corporate considerations, as determined by the Company’s management. The repurchase program may be extended, suspended, or discontinued at any time. The Company expects to finance the program from existing cash resources. On November 5, 2021, the Board of Directors voted to increase the authorized amount of the buyback from $2 million to $5 million. As of March 31, 2024, no repurchases have been made.

Issuance of Common Stock

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

There were no stock options granted for the three months ended March 31, 2024 and 2023.

A summary of the status of the Company’s stock option plans for the three months ended March 31, 2024 and the year ended December 31, 2023 and changes during the periods are presented below (in number of options):

	Number of Options	Average Exercise Price

Outstanding options at January 1, 2023	158,420	$6.245
Options granted	-	-
Options exercised (1)	158,420	6.245
Options canceled/forfeited	-	$-

Outstanding options at December 31, 2023	-	$-
Options granted	-	-
Options canceled/forfeited	-	$-

Outstanding options at March 31, 2024	-	$-

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

For the three months ended March 31, 2024, the Company recorded share-based compensation expense of $-0- as compared to $41,497 for the three months ended March 31, 2023.

As of March 31, 2024 and December 31, 2023, there were no outstanding stock options and the unamortized compensation expense for stock options was $-0- and $-0-, respectively.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – BUSINESS COMBINATIONS

On November 13, 2023, SWK acquired certain assets of JCS pursuant to an Asset Purchase Agreement for cash of $278,489, prepaid time from clients in the amount of $21,511 and the issuance of a promissory note in the amount of $1,025,000 (the JCS Note”) for a total of $1,325,000. The Asset Purchase Agreement was recorded as a business combination under ASC 805, Business Combinations, as the assets purchased are capable of being conducted and managed for the purpose of providing a return. The JCS Note bears interest at a rate of four and one-quarter percent (4.25%) per annum. The principal amount of the Note is subject to a downward adjustment in the event the Company loses any subscription renewal revenue during the one-year period immediately following the Effective Date from any persons that were customers of JCS immediately prior to the Effective Date (the “JCS Customers”). Any such downward adjustment will be determined by calculating the percentage of loss of Acumatica subscription renewals during the one-year period immediately following the Effective Date from JCS Customers. In the event that subscription renewal revenue received from JCS Customers during the one-year period immediately following the Effective Date is less than 95% of the subscription renewal revenue received by JCS from JCS Customers during the one-year period immediately preceding the Effective Date, the principal amount of the Note will be reduced. The measuring period for any downward adjustment will be as of the one-year anniversary of the Effective Date. Notwithstanding the foregoing, under no circumstances will the principal amount of the Note be reduced by reason of such downward adjustment by more than $150,000 (i.e., to a principal amount below $685,000). The Note will be amortized as follows: The first payment of principal and interest due under the Note, which will be an annual payment, is due and payable on November 13, 2024, after the revised principal amount of the Buyer Note is determined and thereafter, payments will be made quarterly in eight equal installments. At March 31, 2024 the outstanding balance on the JCS Note was $1,025,000. Upon completion of an independent valuation, the allocation of the purchase price to customer lists will be modified with the excess purchase consideration being allocated to goodwill.

The Company expects its acquisitions to create synergies by combining operations and expanding geographic market share and product offerings.

The following summarizes the purchase price allocation for all prior year and current year acquisitions:

2023 Purchase JCS

Cash consideration	$278,489
Note payable	1,025,000
Total purchase price	$1,303,489

Customer list	$1,325,000
Goodwill	-
Total assets acquired	1,325,000
Deferred revenue	(21,511)
Net assets acquired	$1,303,489

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – BUSINESS COMBINATIONS (Continued)

The following unaudited pro forma information does not purport to present what the Company’s actual results would have been had the acquisitions of JCS Computer Resource Corporation (“JCS”) acquired November 13, 2023 occurred on January 1, 2023, nor is the financial information indicative of the results of future operations. The following table represents the unaudited consolidated pro forma results of operations for the three months ended March 31, 2023 as if the acquisitions occurred on January 1, 2023. For the three months ended March 31, 2023, operating expenses have been increased for the amortization expense of expected definite lived intangible assets and interest on the notes payable.

Pro Forma	Three Months Ended March 31, 2023
Net revenues	$13,452,947
Cost of revenues	7,837,275
Operating expenses	5,063,457
Income before taxes	552,215
Net income	$423,442
Basic and diluted income per common share	$0.08

For the three months ended March 31, 2023, there is $47,319 of estimated amortization expense and $10,860 of estimated interest expense included in the pro-forma results for JCS.

The Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2024 include the actual results of JCS, and, as such, no pro forma results are required.

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

The recognized deferred tax asset is based upon the expected utilization of its benefit from future taxable income. The Company has federal net operating loss (“NOL”) carryforwards of approximately $5,700,000 as of March 31, 2024, which is subject to limitations under Section 382 of the Internal Revenue Code. These carryforward losses are available to offset future taxable income and a portion begin to expire in the year 2026 to 2034.

The tax effect of temporary differences, primarily net operating loss carryforwards, asset reserves and depreciation, gave rise to the Company’s deferred tax asset. Deferred income taxes are recognized for the tax consequence of such temporary differences at the enacted tax rate expected to be in effect when the differences reverse. The Company had approximately $1,374,000 and $1,444,000 in deferred tax assets at March 31, 2024 and December 31, 2023, respectively.

For the three months ended March 31, 2024, the Company’s Federal and State provision requirements were calculated based on the estimated tax rate. For the three months ended March 31, 2024, the Company recorded a tax provision of $69,539 as compared to a tax provision of $74,791 for the three months ended March 31, 2023.

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – SUBSEQUENT EVENTS

Jacobs Private Equity II, LLC (“JPE”)

As previously disclosed on a Current Report on Form 8-K filed on December 4, 2023, on December 3, 2023, the Company entered into an Investment Agreement (the “Original Investment Agreement”), with JPE, a Delaware limited liability company, and the other investors party thereto (collectively with JPE, the “Investors”), providing for, among other things, an aggregate investment by the Investors of $1,000,000,000 in cash in the Company (collectively, the “Equity Investment”) and a spin-off of the Company’s existing business to its legacy stockholders (the “Spin-Off”).

As previously disclosed on a Current Report on Form 8-K filed on April 15, 2024, on April 14, 2024, the Company entered into an Amended and Restated Investment Agreement (the “A&R Investment Agreement”) with JPE (on behalf of itself and on behalf of each of the other Investors) amending and restating the Original Investment Agreement.

Pursuant to the A&R Investment Agreement, among other amendments to the Original Investment Agreement, the Spin-Off will not occur, and the Company’s existing business will continue to be owned by the Company. The Company’s stockholders as of the date that is one day prior to the closing of the Equity Investment will be entitled to receive an aggregate cash dividend of $17,400,000 (amended from the aggregate cash dividend of $2,500,000 contemplated by the Original Investment Agreement), to be paid from proceeds received by the Company from the Equity Investment, and SilverSun’s existing operations will be retained. The other material terms of the other transactions contemplated by the Original Investment Agreement, including the Equity Investment, are not affected by the amendments contained in the A&R Investment Agreement. The transactions contemplated by the A&R Investment Agreement, which have been approved by the Company’s board of directors, are subject to approval by the Company’s stockholders at a special meeting to be held May 30, 2024, and other customary closing conditions. The Company filed a Definitive Proxy Statement for the special stockholders’ meeting with the SEC on April 30, 2024.

As previously disclosed, prior to the closing of the Equity Investment, the Company will amend and restate its certificate of incorporation to, among other things, effect an 8:1 reverse stock split with respect to the Company’s common stock. In addition, certain board designation rights of JPE that were contemplated to be included in the Original Investment Agreement will instead be included in amendments to the Company’s certificate of incorporation.

The descriptions of the A&R Investment Agreement and the related Exhibits contained herein are qualified in their entirety by reference to the A&R Investment Agreement and the Exhibits thereto, copies of which are filed as Exhibit 2.5 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

April Voting and Support Agreement

On April 14, 2024, concurrently with the execution and delivery of the A&R Investment Agreement, Mark Meller, the Company’s chief executive officer, and certain of his affiliates, in their capacities as stockholders of the Company, entered into a voting and support agreement (the “April Voting and Support Agreement”) pursuant to which such stockholders have agreed, among other things, to vote in favor of the approval of the Equity Investment and the other transactions contemplated by the A&R Investment Agreement, the amendment to the Company’s certificate of incorporation contemplated by the A&R Investment Agreement, and any equity incentive plan proposed by JPE pursuant to the A&R Investment Agreement, and to take, and refrain from taking, certain other actions in connection with the transactions, in each case, on the terms set forth in the April Voting and Support Agreement.

Concurrently with the execution and delivery of the A&R Investment Agreement on April 14, 2024, Mr. Meller entered into an amended and restated letter agreement with the Company (the “A&R Meller Letter Agreement”) and an offer letter with the Company (the “Meller Offer Letter”). Pursuant to the A&R Meller Letter Agreement, the Amended and Restated Employment Agreement, dated as of February 4, 2016 by and between Mark Meller and the Company (the “Meller Employment Agreement”) will be terminated and liquidated as of immediately prior to the closing of the Equity Investment. Subject to certain conditions, upon termination of the Meller Employment Agreement the Company will pay a lump sum cash severance payment to Mark Meller in an amount up to $3,000,000 to be paid no later than the second regularly scheduled payroll date following the closing of the Equity Investment. This payment will be in full satisfaction of all of the Company’s obligations under the Meller Employment Agreement. Pursuant to the Meller Offer Letter, Mr. Meller will serve as President, SilverSun Technologies for a term commencing on the closing of the Equity Investment through September 14, 2028. He will receive an initial annual base salary of $1,120,000, less all applicable withholdings and deductions. Subject to his continued employment, his annual base salary will increase by 10% on each of (i) the later of September 14, 2024 and the closing of the Equity Investment, (ii) September 14, 2025 and (iii) every subsequent anniversary of September 14, 2025 for the remainder of

SILVERSUN TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – SUBSEQUENT EVENT- JACOBS PRIVATE EQUITY II, LLC (“JPE”) (Continued)

the term. If Mr. Meller’s employment is terminated without “cause” (as defined in the Meller Offer Letter), then Mr. Meller will receive a lump sum cash payment, subject to the execution and non-revocation of a release of claims by Mr. Meller, equal to three times his average annual base salary over the prior five-year period, minus $100. The Meller Offer Letter also provides that Mr. Meller will be subject to restrictive covenants consisting of perpetual confidentiality and non-disparagement, as well as noncompetition and non-solicitation of employees and customers during employment and for the two years thereafter.

The descriptions of the April Voting and Support Agreement, the Meller Employment Agreement and the Meller Offer Letter and the related Exhibits contained herein are qualified in their entirety by reference to the April Voting and Support Agreement, the Meller Employment Agreement and the Meller Offer Letter and the Exhibits thereto, copies of which are filed as Exhibit 2.6, 10.1 and 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by SilverSun Technologies, Inc. and its wholly owned subsidiaries, SWK Technologies, Inc., Secure Cloud Services, Inc., and Critical Cyber Defense Corp. (collectively the “Company”, “we”, “our”, and “us”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Investing in the acquisition of other companies and proprietary business management solutions has been an important growth strategy for our Company, allowing us to rapidly expand into new geographic markets and create new and exciting profit centers. To date, we have completed a series of strategic ventures that have served to fundamentally strengthen our Company’s operating platform and materially expand our footprint to nearly every U.S. state. More specifically, over the past fifteen years, we have outright acquired select assets of or entered into revenue sharing agreements with Business Tech Solutions Group, Inc.; Wolen Katz Associates; AMP-BEST Consulting, Inc.; IncorTech; Micro-Point, Inc.; HighTower, Inc.; Point Solutions, LLC; SGEN, LLC., ESC, Inc., 2000 SOFT, Inc., Productive Tech Inc., The Macabe Associates, Oates & Co; Info Sys Management, Inc., Nellnube, Inc., Partners in Technology Inc., Prairie Technology Solutions Group, Inc., Computer Management Services, LLC, Business Software Solutions, PeopleSense, Inc., Dynamic Tech Services, Inc., NEO3, LLC, and more recently JCS Computer Resource Corporation.

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

During the first three months of 2024, the Company continued to expand its customer base and growth trend which we believe will provide a basis for future growth.

Results of Operations for the Three Months Ended March 31, 2024 and 2023.

Our strategy is to grow our business through organic growth of our software applications, technology solutions and managed services, as well as expansion through acquisitions. We have established a national presence via our internal marketing, sales programs, and acquisitions, and now have ERP customers throughout most of the United States. To remain competitive and continue to grow, we continue to invest resources in our people, product development, marketing, and sales capabilities, and we expect to continue to do so in the future. During the three months ended March 31, 2024 the Company continued to expand its customer base, which we believe provides a basis for future growth. Revenues increased 10% to $14.4 million for the three months ended March 31, 2024 as compared to $13.1 million for the corresponding period in 2023. Our Acumatica and Sage product revenue continues to grow, and we are excited about the opportunity for growth with our Sage Intacct product.

As previously disclosed on a Current Report on Form 8-K filed on December 4, 2023, on December 3, 2023, the Company entered into an Investment Agreement (the “Original Investment Agreement”), with JPE, a Delaware limited liability company, and the other investors party thereto (collectively with JPE, the “Investors”), providing for, among other things, an aggregate investment by the Investors of $1,000,000,000 in cash in the Company (collectively, the “Equity Investment”) and a spin-off of the Company’s existing business to its legacy stockholders (the “Spin-Off”).

On April 14, 2024, the Company entered into an Amended and Restated Investment Agreement (the “A&R Investment Agreement”) with JPE (on behalf of itself and on behalf of each of the other Investors) amending and restating the Original Investment Agreement.

Pursuant to the A&R Investment Agreement, among other amendments to the Original Investment Agreement, the Spin-Off will not occur, and the Company’s existing business will continue to be owned by the Company. The Company’s stockholders as of the date that is one day prior to the closing of the Equity Investment will be entitled to receive an aggregate cash dividend of $17,400,000 (amended from the aggregate cash dividend of $2,500,000 contemplated by the Original Investment Agreement), to be paid from proceeds received by the Company from the Equity Investment, and SilverSun’s existing operations will be retained. The other material terms of the other transactions contemplated by the Original Investment Agreement, including the Equity Investment, are not affected by the amendments contained in the A&R Investment Agreement. The transactions contemplated by the A&R Investment Agreement, which have been approved by the Company’s board of directors, are subject to approval by the Company’s stockholders and other customary closing conditions.

As previously disclosed, prior to the closing of the Equity Investment, the Company will amend and restate its certificate of incorporation to, among other things, effect an 8:1 reverse stock split with respect to the Company’s common stock. In addition, certain board designation rights of JPE that were contemplated to be included in the Original Investment Agreement will instead be included in amendments to the Company’s certificate of incorporation.

The descriptions of the A&R Investment Agreement and the related Exhibits contained herein are qualified in their entirety by reference to the A&R Investment Agreement and the Exhibits thereto, copies of which are filed as Exhibit 2.5 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

On April 18, 2024, the Company filed its Preliminary Proxy Statement with the SEC for the Special Meeting of shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Results of Operations for the Three Months Ended March 31, 2024 and 2023 (Continued).

Revenues

For the three months ended March 31, 2024, revenues increased $1,307,817 (10.0%) to $14,435,555 as compared to $13,127,738 for the three months ended March 31, 2023. This increase is mostly attributed to an increase in professional consulting revenues as well as increases in software revenue and subscription income.

Software revenues increased $157,672 (4.7%) to $3,480,001 for the three months ended March 31, 2024 as compared to $3,322,329 for the three months ended March 31, 2023, primarily because of an increase in our ERP software sales, especially for Sage Intacct and Acumatica.

Service and other revenue increased $1,150,145 (11.7%) to $10,955,554 for the three months ended March 31, 2024 as compared to $9,805,409 for the three months ended March 31, 2023. This increase is mainly attributed to the increase in professional services, especially for our Acumatica, Sage 100, and Sage Intacct products, as well as an increase in revenue in our hosting services and increase in subscription income. Recruiting continues to be a difficult challenge, but our efforts to increase our consulting staff with additional resources, as well as system improvements, have yielded a positive result in our financial performance. We have also utilized some outside contractors to assist in projects because of our growth.

Gross profit

Gross profit for the three months ended March 31, 2024 increased $299,927 (5.6%) to $5,657,487 as compared to $5,357,560 for the three months ended March 31, 2023. For the three months ended March 31, 2024, the overall gross profit percentage was 39.2% as compared to 40.8% for the three months ended March 31, 2023.

The gross profit attributed to software revenues decreased $108,876 (7.8%) to $1,281,178 for the three months ended March 31, 2024 as compared to $1,390,054 for the three months ended March 31, 2023, due lower software revenues in Human Capital Management practice and lower margins on third party software that are incorporated into the vendors’ price list for which we get a lower margin. For the three months ended March 31, 2024, the gross profit percentage on software revenue was 36.8% as compared to 41.8% for the three months ended March 31, 2023.

The gross profit attributed to services and other increased $408,803 (10.3%) to $4,376,309 for the three months ended March 31, 2024 as compared to $3,967,506 for the three months ended March 31, 2023. This increase is attributed to revenue increases in managed services and application hosting as well as a n increase in subscription income. For the three months ended March 31, 2024, the gross profit percentage on service revenue was 39.9% as compared to 40.5% for the three months ended March 31, 2023.

Operating expenses

Selling and marketing expenses increased $166,713 (7.7%) to $2,345,416 for the three months ended March 31, 2024 as compared to $2,178,703 for the three months ended March 31, 2023. This increase is primarily due to increased salary increases, new personnel, as well as increased travel expenses associated with attendance at trade shows and conferences.

General and administrative expenses increased $283,878 (11.1%) to $2,843,906 for the three months ended March 31, 2024 as compared to $2,560,028 for the three months ended March 31, 2023. This increase in expenses for the three months ended March 31, 2024 is a result of salary increases and increases in employee benefits, such as medical and 401k match, as well as an increase in license fees.

Share-based compensation decreased to $-0- for the three months ended March 31, 2024 as compared to $41,497 for the three months ended March 31, 2023 as share-based compensation has been fully amortized.

Depreciation and amortization expense increased $32,684 (15.7%) to $240,479 for the three months ended March 31, 2024 as compared to $207,795 for the three months ended March 31, 2023. Higher amortization as a result of the JCS asset purchase was partially offset by lower depreciation as a result of certain assets being fully depreciated.

Income (loss) from operations

As a result of the above, for the three months ended March 31, 2024, the Company had net income from operations of $227,686 as compared to net income from operations of $369,537 for the three months ended March 31, 2023.

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

At March 31, 2024, future payments of promissory notes are as follows over each of the next four fiscal years:

Remainder of 2024	$582,079
2025	600,411
2026	393,854
Total	$1,576,344

The Company’s working capital was $555,974 at March 31, 2024 as compared to $273,762 at December 31, 2023 mostly due to an increase in deferred charges and unbilled services offset partially by an increase in deferred revenues.

During the three months ended March 31, 2024, the Company had a net increase in cash of $136,271. The Company’s principal sources and uses of funds were as follows:

Cash provided by (used) in operating activities:

Operating activities for the three months ended March 31, 2024 provided $365,512 of cash as compared to using $783,062 of cash for the same period in 2023. The increase in cash provided by operating activities is primarily due to the decrease in accounts receivable as well as increases in accounts payable and deferred revenues.

Cash used in investing activities:

Investing activities for the three months ended March 31, 2024 used cash of $60,524 as compared to using $4,979 of cash for the same period in 2023, primarily as a result of increase in the purchases of equipment.

Cash used in financing activities:

Financing activities for the three months ended March 31, 2024 used cash of $168,717 as compared to using cash in the amount of $344,813 for the same period in 2023. The decrease in cash used is a result of the lower payments of long-term debt.

The Company believes that as a result of the growth in business, and the funds on hand, it has adequate liquidity to fund its operating plans for at least the next twelve months, provided, however, that the Company cannot currently quantify the recent economic uncertainty and its effects on the business in the coming quarters.

For the three months ended March 31, 2024, inflation has impacted the Company’s profitability, as it has resulted in increased costs necessary to recruit and retain personnel. The Company has returned marketing and trade show schedules, and the higher costs of travel and meals will also have a negative impact on the Company’s profitability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Off Balance Sheet Arrangements

During the three months ended March 31, 2024 and for fiscal 2023, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities.

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

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 14, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2024.

Item 3. Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

2.1

Amended and Restated Investment Agreement, dated April 14, 2024, by and among SilverSun Technologies, Inc. and Jacobs Private Equity II, LLC (on behalf of itself and on behalf of each of the other Investors) (incorporated herein by reference to Exhibit 2.1 on that Form 8-K current report filed with the SEC on April 15, 2024).

10.1

Amended and Restated Meller Letter Agreement, dated April 14, 2024, by and between SilverSun Technologies, Inc. and Mark Meller (incorporated herein by reference to Exhibit 10.1 on that Form 8-K current report filed with the SEC on April 15, 2024).

10.2

Meller Offer Letter, dated April 14, 2024, by and between SilverSun Technologies, Inc. and Mark Meller (incorporated herein by reference to Exhibit 10.2 on that Form 8-K current report filed with the SEC on April 15, 2024).

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

SILVERSUN TECHNOLOGIES, INC.

Dated: May 7, 2024	By:	/s/ Mark Meller
Mark Meller
Principal Executive Officer

Dated: May 7, 2024	By:	/s/ Joseph P. Macaluso
Joseph P. Macaluso
Principal Financial Officer and Principal Accounting Officer