Form 10-Q
period 2024-06-30
QXO, Inc.
filed 2024-08-14
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-Q
____________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to
Commission File Number: 001-38063
QXO, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	16-1633636 (IRS Employer Identification No.)
Five American Lane
Greenwich, CT 06831
(Address of principal executive offices)
(888) 998-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	QXO	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2024, there were 409,430,195 shares outstanding of the registrant’s common stock.

QXO, INC.

PART I – FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. Statements that are not historical facts, including statements about beliefs, expectations, targets and goals are forward-looking statements. These statements are based on plans, estimates, expectations and/or goals at the time the statements are made, and readers should not place undue reliance on them. In some cases, readers can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “expect,” “opportunity,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “goal,” or “continue,” or the negative of these terms or other comparable terms. Forward-looking statements involve inherent risks and uncertainties and readers are cautioned that a number of important factors could cause actual results to differ materially from those contained in any such forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, among others:

•risks associated with potential significant volatility and fluctuations in the market price of the Company’s common stock;

•risks associated with raising additional equity or debt capital from public or private markets to pursue the Company’s business plan, including potentially one or more additional private placements of common stock, and the effects that raising such capital may have on the Company and its business, including the risk of substantial dilution or that the Company’s common stock may experience a substantial decline in trading price;

•the possibility that additional future financings may not be available to the Company on acceptable terms or at all;

•the possibility that an active, liquid trading market for the Company’s common stock may not develop or, if developed, may not be sustained;

•the possibility that the Company’s outstanding warrants and preferred stock may or may not be converted or exercised, and the economic impact on the Company and the holders of common stock of the Company that may result from either such exercise or conversion, including dilution, or the continuance of the preferred stock remaining outstanding, and the impact its terms, including its dividend, may have on the Company and the common stock of the Company;

•uncertainties regarding the Company’s focus, strategic plans and other management actions;

•the risk that the Company is or becomes highly dependent on the continued leadership of Brad Jacobs as chairman and chief executive officer and the possibility that the loss of Mr. Jacobs in these roles could have a material adverse effect on the Company’s business, financial condition and results of operations;

•the possibility that the concentration of ownership by Mr. Jacobs may have the effect of delaying or preventing a change in control of the Company and might affect the market price of shares of the common stock of the Company;

•the risk that Mr. Jacobs’ past performance may not be representative of future results;

•the risk that the Company is unable to attract and retain world-class talent;

•the risk that the failure to consummate any acquisition expeditiously, or at all, could have a material adverse effect on the Company’s business prospects, financial condition, results of operations or the price of the Company’s common stock;

•risks that the Company may not be able to enter into agreements with acquisition targets on attractive terms, or at all, that agreed acquisitions may not be consummated, or, if consummated, that the anticipated benefits thereof may not be realized and that the Company encounter difficulties in integrating and operating such acquired companies, or that matters related to an acquired business (including operating results or liabilities or contingencies) may have a negative effect on the Company or its securities or ability to implement its business strategy, including that any such transaction may be dilutive or have other negative consequences to the Company and its value or the trading prices of its securities;

•risks associated with cybersecurity and technology, including attempts by third parties to defeat the security measures of the Company and its business partners, and the loss of confidential information and other business disruptions;

•the possibility that new investors in any future financing transactions could gain rights, preferences and privileges senior to those of the Company’s existing stockholders;

•the possibility that building products distribution industry demand may soften or shift substantially due to cyclicality or seasonality or dependence on general economic conditions, including inflation or deflation, interest rates, governmental subsidies or incentives, consumer confidence, labor and supply shortages, weather and commodity prices;

•the possibility that regional or global barriers to trade or a global trade war could increase the cost of products in the building products distribution industry, which could adversely impact the competitiveness of such products and the financial results of businesses in the industry;

•risks associated with periodic litigation, regulatory proceedings and enforcement actions, which may adversely affect the Company’s business and financial performance;

•uncertainties regarding general economic, business, competitive, legal, regulatory, tax and geopolitical conditions; and

•other factors, including those set forth in the Company’s filings with the U.S. Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and subsequent Quarterly Reports on Form 10-Q.

You should not rely on forward-looking statements as predictions of future events, and you should understand that these statements are not guarantees of performance or results, and our actual results could differ materially from those expressed in the forward-looking statements due to a variety of factors. We have based the forward-looking statements contained in this Quarterly Report primarily on our current assumptions, expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
Forward-looking statements herein speak only as of the date each statement is made. The Company undertakes no obligation to update any of these statements in light of new information or future events, except to the extent required by applicable law.

Item 1. Financial Statements (Unaudited)
QXO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

ASSETS	June 30, 2024	December 31, 2023
Current assets:	(unaudited)
Cash and cash equivalents	$971,284	$6,143
Accounts receivable, net	3,015	2,969
Prepaid expenses and other current assets	5,539	2,684
Total current assets	979,838	11,796
Property and equipment, net	511	503
Operating lease right-of-use assets	380	522
Intangible assets, net	4,486	4,919
Goodwill	1,140	1,140
Deferred tax assets	1,614	1,444
Other non-current assets	216	171
Total assets	$988,185	$20,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,194	$4,563
Accrued expenses	5,397	2,681
Deferred revenue	3,113	3,161
Long-term debt – current portion	784	702
Finance lease obligations – current portion	141	154
Operating lease liabilities – current portion	217	263
Total current liabilities	15,846	11,524
Long-term debt net of current portion	693	994
Finance lease obligations net of current portion	247	247
Operating lease liabilities net of current portion	164	259
Total liabilities	16,950	13,024
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares, 1,000,000 and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	498,684	—
Common stock, $0.00001 par value; authorized 2,000,000,000 shares, 664,284 and 664,448 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively[1]	—	—
Additional paid-in capital	474,951	9,419
Accumulated deficit	(2,400)	(1,948)
Total stockholders’ equity	971,235	7,471
Total liabilities and stockholders’ equity	$988,185	$20,495

See accompanying notes to the unaudited condensed consolidated financial statements.
1 Amounts have been adjusted to reflect the 8-for-1 Reverse Stock Split effective June 6, 2024. See Note 3 - Equity for additional details.

QXO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
Software product, net	$3,776	$3,298	$7,256	$6,620
Service and other, net	10,764	9,959	21,719	19,765
Total revenue, net	14,540	13,257	28,975	26,385
Cost of revenue:
Product	2,369	2,027	4,568	3,960
Service and other	6,376	6,045	12,955	11,883
Total cost of revenue	8,745	8,072	17,523	15,843
Operating expenses:
Selling, general and administrative expenses	9,835	4,525	15,024	9,305
Depreciation and amortization expenses	261	204	501	411
Total operating expenses	10,096	4,729	15,525	9,716
(Loss) income from operations	(4,301)	456	(4,073)	826
Other income (expense), net:
Interest income (expense), net	3,470	(17)	3,450	(35)
Total other income (expense)	3,470	(17)	3,450	(35)
(Loss) income before taxes	(831)	439	(623)	791
(Benefit) provision for income taxes	(240)	95	(171)	170
Net (loss) income	$(591)	$344	$(452)	$621
(Loss) earnings per common share – basic and fully diluted	$(9.93)	$0.52	$(9.72)	$0.95
Weighted average shares outstanding:[1]
Basic	664	657	664	657
Diluted	664	657	664	657

See accompanying notes to the unaudited condensed consolidated financial statements.
1 Amounts have been adjusted to reflect the 8-for-1 Reverse Stock Split effective June 6, 2024. See Note 3 - Equity for additional details.

QXO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares[1]	Amount
Balance at April 1, 2024	—	$—	664	$—	$9,419	$(1,809)	$7,610
Issuance of Convertible Preferred Stock and Warrants, net of issuance costs	1,000	498,684	—	—	482,977	—	981,661
Cash paid for fractional shares	—	—	—	—	(45)	—	(45)
Common stock dividend	—	—	—	—	(17,400)	—	(17,400)
Net loss	—	—	—	—	—	(591)	(591)
Balance at June 30, 2024	1,000	$498,684	664	$—	$474,951	$(2,400)	$971,235

FOR THE THREE MONTHS ENDED JUNE 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares[1]	Amount
Balance at April 1, 2023	—	$—	657	$—	$10,471	$(600)	$9,871
Share-based compensation	—	—	—	—	—	—	—
Net income	—	—	—	—	—	344	344
Balance at June 30, 2023	—	$—	657	$—	$10,471	$(256)	$10,215

See accompanying notes to the unaudited condensed consolidated financial statements.
1 Amounts have been adjusted to reflect the 8-for-1 Reverse Stock Split effective June 6, 2024. See Note 3 - Equity for additional details.

QXO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares[1]	Amount
Balance at January 1, 2024	—	$—	664	$—	$9,419	$(1,948)	$7,471
Issuance of Convertible Preferred Stock and Warrants, net of issuance costs	1,000	498,684	—	—	482,977	—	981,661
Cash paid for fractional shares	—	—	—	—	(45)	—	(45)
Common stock dividend	—	—	—	—	(17,400)	—	(17,400)
Net loss	—	—	—	—		(452)	(452)
Balance at June 30, 2024	1,000	$498,684	664	$—	$474,951	$(2,400)	$971,235
FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares[1]	Amount
Balance at January 1, 2023	—	$—	657	$—	$10,430	$(877)	$9,553
Share-based compensation	—	—	—	—	41	—	41
Net income	—	—	—	—	—	621	621
Balance at June 30, 2023	—	$—	657	$—	$10,471	$(256)	$10,215

See accompanying notes to the unaudited condensed consolidated financial statements.

____________________________________
1 Amounts have been adjusted to reflect the 8-for-1 Reverse Stock Split effective June 6, 2024. See Note 3 - Equity for additional details.

QXO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(452)	$621
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Deferred income taxes	(171)	220
Depreciation	142	178
Amortization of intangibles	432	324
Non-cash lease expense	140	188
Provision for expected losses	25	(68)
Share-based compensation	—	41
Changes in assets and liabilities:
Accounts receivable	(71)	73
Prepaid expenses and other current assets	(2,855)	(611)
Other assets	(144)	—
Accounts payable	1,631	(452)
Accrued expenses	829	(257)
Deferred revenue	(48)	(393)
Operating lease liabilities	(141)	(188)
Net cash used in operating activities	(683)	(324)
Cash flows from investing activities:
Purchase of property and equipment	(62)	(24)
Net cash used in investing activities	(62)	(24)
Cash flows from financing activities:
Payment of long-term debt	(219)	(422)
Proceeds from issuance of preferred stock and warrants, net of offering costs	983,650	—
Payment of common-stock dividend	(17,400)	—
Cash payment for fractional shares	(45)	—
Payment of finance lease obligations	(100)	(109)
Net cash provided by (used in) financing activities	965,886	(531)
Net increase (decrease) in cash	965,141	(879)
Cash, beginning of period	6,143	8,009
Cash, end of period	$971,284	$7,130
Cash paid during period for:
Interest	$23	$58
Income taxes	$—	$23

See accompanying notes to the unaudited condensed consolidated financial statements.

QXO INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – DESCRIPTION OF BUSINESS

QXO, Inc. ("QXO", "we", or the "Company") was formerly known as SilverSun Technologies, Inc. ("SilverSun"). On June 6, 2024, we changed the Company's name from SilverSun to QXO and changed its ticker symbol on the Nasdaq Capital Market from SSNT to QXO, upon completing a $1.0 billion cash investment in SilverSun by Jacobs Private Equity II, LLC ("JPE") and certain minority co-investors. Refer to Note 3 - Equity of the "Notes to Condensed Consolidated Financial Statements" for further details about the investment and related to changes to our capital structure.

QXO is a technology solutions and professional services company that helps businesses manage and monetize their enterprise assets. We do this through our legacy operations, which provide critical software applications, consulting and other professional services, including specialized programming, training, and technical support. Our customers are primarily small and mid-size companies in the manufacturing, distribution and services industries.

Our strategy is to build QXO into a tech-forward leader in the $800 million building products distribution industry with the goal of generating outsized stockholder value through accretive acquisitions and organic growth, including greenfield openings. We are executing our strategy toward a target of tens of billions of dollars in annual revenue in the next decade.
NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly the financial position of the Company as of June 30, 2024, the results of operations for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023 in accordance with accounting principles generally accepted in the United States (“GAAP”). These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all disclosures normally made in an Annual Report on Form 10-K. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 14, 2024. All significant inter-company transactions and accounts have been eliminated in consolidation.
Significant Accounting Policies
Other than policies noted herein, there have been no material changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Company's Annual Report on Form 10-K.
Reclassifications
The Company has reclassified certain prior period amounts to conform with the current period presentation in the unaudited condensed consolidated balance sheets related to unbilled services and deferred charges which are now presented within prepaid expenses and other current assets. Additionally, the Company has reclassified certain prior period amounts to conform with the current period presentation in the unaudited condensed consolidated statements of operations related to selling and marketing expenses, general and administrative expenses, and share-based compensation which is now presented within selling, general, and administrative expenses. As further discussed in Note 3 – Equity, all per share amounts and common share amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split (as defined below).
Use of Estimates
The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains cash balances across a diversified portfolio of global financial institutions that exceed FDIC insured limits. The Company has not experienced any losses in such accounts.

Prepaid Expenses and Other Current Assets
The following table presents the components of prepaid expenses and other current assets:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Unbilled services	$585	$194
Deferred charges	700	736
Prepaid expenses and other current assets	4,254	1,754
Total prepaid expenses and other current assets	$5,539	$2,684
Accrued Expenses
The following table presents the components of accrued expenses:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Accrued interest	$34	$25
Accrued expenses	5,363	2,656
Total accrued expenses	$5,397	$2,681
Interest Income (Expense), net
The following table presents the components of interest income (expense), net:

	Three Months Ending June 30,		Six Months Ending June 30,
(in thousands)	2024	2023	2024	2023
Interest income	$3,492	$6	$3,494	$9
Interest expense	(22)	(23)	(44)	(44)
Interest income (expense), net	$3,470	$(17)	$3,450	$(35)
Revenue Recognition
Components of revenue:
The following table presents the components of revenue:

	Three Months Ending June 30,		Six Months Ending June 30,
(in thousands)	2024	2023	2024	2023
Software revenue	$5,354	$3,298	$7,273	$6,620
Professional consulting revenue	4,807	4,556	9,711	8,893
Maintenance revenue	1,229	1,235	2,802	2,618
Ancillary service revenue	3,150	4,168	9,189	8,254
Total revenue, net	$14,540	$13,257	$28,975	$26,385
Roll-forward of Allowance for Expected Credit Losses
The following table represents the roll-forward of the allowance for expected credit losses for the six months ended June 30, 2024 and the year ended December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Balance at beginning of period	$510	$490
Current period provision for expected losses	25	115
Write-offs	(13)	(95)
Balance at end of period	$522	$510

Advertising and Marketing
Advertising and marketing expenses consist of advertising and payroll related expenses for personnel engaged in marketing, business development and selling activities. These costs are expensed as incurred.
Deferred Revenue
Deferred revenue consists of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services that will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of June 30, 2024, there were $591,100 in deferred maintenance and support services and $2.5 million in deposits for future consulting services. As of December 31, 2023, there were $943,000 in maintenance and support services, and $2.2 million in deposits for future consulting services.
Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
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
Property and Equipment
Property and equipment is summarized as follows:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Leasehold improvements	$99	$166
Equipment, furniture, and fixtures	4,157	3,943
Property and equipment	4,256	4,109
Less: Accumulated depreciation and amortization	(3,745)	(3,606)
Property and equipment, net	$511	$503
Depreciation expense related to these assets for the three and six months ended June 30, 2024 was $74,900 and $141,800, respectively, compared with $85,500 and $178,100 for the three and six months ended June 30, 2023, respectively.
Recent Authoritative Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective beginning with the Company's 2025 annual reporting period. The Company is currently evaluating the timing and impacts of adoption of this ASU.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which updates the required disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. ASU 2023-07 additionally requires that a public entity with a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures. This ASC is effective for fiscal years beginning after December 15, 2023, and will be effective for interim periods within fiscal years beginning after December 15, 2024. The Company does not believe the adoption of this standard will have a material impact on the Company’s condensed consolidated financial statements.
In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General

Revision of Regulation S-X: Income or Loss Applicable to Common Stock. This update requires the: i) disclosure and presentation of income or loss related to common stock transactions on the face of the income statement, ii) modification of the existing classification and measurement of redeemable preferred shares and redeemable equity-classified shares, and iii) modification of accounting treatment for stock-based compensation. The FASB has not set an effective date for ASU 2023-03 and early adoption is permitted. The Company is currently evaluating the impact of the provisions of ASU 2023-03 on its consolidated financial statement disclosures.
NOTE 3 – EQUITY
Investment Agreement

On April 14, 2024, the Company entered into the Amended and Restated Investment Agreement (the "Investment Agreement") among the Company, JPE and the other investors party thereto (collectively, the "Investors"), providing for, among other things, an aggregate investment by the Investors of $1.0 billion in cash in the Company. Pursuant to the Investment Agreement, we issued and sold an aggregate of 1,000,000 shares of Convertible Perpetual Preferred Stock, par value $0.001 per share (the "Convertible Preferred Stock"), which are initially convertible into an aggregate of 219,010,074 shares of common stock at an initial conversion price of $4.566 per share and issued and sold warrants exercisable for an aggregate of 219,010,074 shares of common stock (the "Warrants"). Additionally, we amended the Company’s certificate of incorporation to, among other things, effect an 8:1 reverse stock split with respect to the Company’s common stock (the “Reverse Stock Split”). The Investment Agreement and related transactions closed on June 6, 2024 (the "Equity Investment") and generated gross proceeds of approximately $1.0 billion before deducting fees and offering expenses.

Following the closing of the Equity Investment, the Board of Directors of the Company was reconstituted such that: i) the number of seats on the Board was designated by JPE, ii) each of the directors (including Mr. Jacobs) was designated by JPE, iii) each standing committee of the Board was reconstituted in a manner designated by JPE, and iv) Mr. Jacobs was appointed as Chairman of the Board of Directors and Chief Executive Officer of the Company.
Issuance of Convertible Preferred Stock

On June 6, 2024, under the terms of the Investment Agreement, the Company issued 1,000,000 shares of Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”). The Convertible Preferred Stock has an initial liquidation preference of $1.0 thousand per share, for an aggregate initial liquidation preference of $1 billion. The Convertible Preferred Stock is convertible at any time, in whole or in part and from time to time, at the option of the holder thereof into a number of shares of common stock equal to the then-applicable liquidation preference divided by the conversion price, which initially is $4.566 per share of common stock (subject to customary anti-dilution adjustments). Shares of Convertible Preferred Stock are initially convertible into an aggregate of 219,010,074 shares of common stock (after giving effect to the Reverse Stock Split). The Convertible Preferred Stock is not redeemable or subject to any required offer to purchase.

The Convertible Preferred Stock ranks, with respect to dividend rights and distribution of assets upon liquidation, winding-up or dissolution, senior to the Company’s common stock. Holders of Convertible Preferred Stock will vote together with the holders of the Company’s common stock on an “as-converted” basis on all matters, except as otherwise required by law. In addition, the approval of holders of at least a majority of the outstanding shares of the Convertible Preferred Stock, voting separately as a single class, will be required for certain matters set forth in the Certificate of Designation for the Convertible Preferred Stock.

Dividends on the Convertible Preferred Stock are payable quarterly, when, as and if declared by the Board of Directors of the Company at the rate per annum of 9% per share on the then-applicable liquidation preference (subject to certain exceptions in the event that the Company pays dividends on shares of its common stock). Subsequent to the close of the quarter ended June 30, 2024, the Company paid $9.8 million of quarterly dividends to holders of Convertible Preferred Stock.
Warrants

The aggregate number of shares of the Company’s common stock subject to the Warrants is 219,010,074 shares. The Warrants are exercisable at the option of the holder at any time until June 6, 2034. The Warrants have an exercise price of $4.566 per share of common stock with respect to 50% of the Warrants, $6.849 per share of common stock with respect to 25% of the Warrants, and $13.698 per share of common stock with respect to the remaining 25% of the Warrants.

Each Warrant may be exercised, in whole or in part, at any time or times on or after the issuance date and on or before the expiration date at the election of the holder (in such holder’s sole discretion) by means of a “cashless exercise” in which the holder will be entitled to receive a number of shares of the Company’s common stock equal to the quotient of the product of the Closing Sale Price (as defined in the Warrant Certificate) of a share of the Company’s common stock on the trading day immediately preceding the date on which the holder elects to exercise its Warrant, less the adjusted exercise price, multiplied by the number of shares of the Company’s common stock issuable upon exercise of such Warrant, divided by the aforementioned Closing Sale Price of a share of the Company’s common stock on the trading day immediately preceding the date on which the holder elects to exercise its Warrant.
Equity Investment Dividend
Under the terms of the Investment Agreement, the Company declared a $17.4 million aggregate cash dividend to its stockholders of record as of the day before the closing of the Equity Investment. The dividend was paid on June 12, 2024 from proceeds received by the Company from the Equity Investment.

Reverse Stock Split
On June 6, 2024, as contemplated by the Investment Agreement, the Company effected an 8:1 Reverse Stock Split, which reduced the Company's issued and outstanding share count of common stock from 5,315,581 to 664,284 shares (par value $0.00001 per share). The Company has recast all share and per-share data and amounts to show the effects of the Reverse Stock Split.

Private Placements

On June 13, 2024, the Company entered into purchase agreements with certain institutional and accredited investors to issue and sell in a private placement an aggregate of 340,932,212 shares of our common stock at a price of $9.14 per share, and pre-funded warrants (the "Pre-Funded Warrants") to purchase 42,000,000 shares of our common stock at a price of $9.13999 per Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately and until the Pre-Funded Warrant is exercised in full. The closing of the issuance and sale of these securities was consummated on July 19, 2024, and generated gross proceeds of approximately $3.5 billion before deducting agent fees and offering expenses.

On July 22, 2024, we entered into additional purchase agreements with certain institutional and accredited investors to issue and sell in a private placement an aggregate of 67,833,699 shares of our common stock at a price of $9.14 per share. The closing of the issuance and sale of these securities was consummated on July 25, 2024, and generated gross proceeds of approximately $620 million, before deducting agent fees and offering expenses.

NOTE 4 – EARNINGS (LOSS) PER COMMON SHARE
The Company’s Convertible Preferred Stock is classified as a participating security in accordance with ASC 260. Basic and diluted earnings (loss) per share is computed using the two-class method, which is an earnings allocation method that determines earnings (loss) per share for common shares and participating securities. Both basic and diluted earnings (loss) per common share are adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 2 – Basis of Presentation and Significant Accounting Policies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands, except per share data)
Basic earnings per share computation:
Net (loss) income	$(591)	$344	$(452)	$621
Less: Convertible Preferred Stock dividends	(6,000)	—	(6,000)	—
Less: Undistributed earnings allocated to participating securities	—	—	—	—
(Loss) income attributable to common shareholders	(6,591)	344	(6,452)	621
Weighted-average common shares outstanding	664	657	664	657
Basic earnings per share	$(9.93)	$0.52	$(9.72)	$0.95
Diluted earnings per share computation:
(Loss) income attributable to common shareholders per above	$(6,591)	$344	$(6,452)	$621
Weighted-average common shares outstanding	664	657	664	657
Dilutive potential common shares	—	—	—	—
Total diluted adjusted weighted-average shares	664	657	664	657
Diluted earnings per share	$(9.93)	$0.52	$(9.72)	$0.95

The following table summarizes securities that, if exercised, would have a dilutive effect on earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Stock options	—	20	—	20
Convertible Preferred Stock	219,010	—	219,010	—
Warrants	219,010	—	219,010	—
Total potential dilutive securities not included in earnings per share	438,020	20	438,020	20
NOTE 5 – INTANGIBLE ASSETS
Intangible assets consist of proprietary developed software, intellectual property, and customer lists. Proprietary developed software is carried at cost less accumulated amortization; intellectual property, customer lists and acquired contracts are carried at acquisition date fair value less accumulated amortization.
Intangible assets at June 30, 2024, and December 31, 2023, consisted of the following:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Proprietary developed software	$390	$390
Intellectual property, customer lists, and acquired contracts	9,069	9,069
Accumulated amortization	(4,973)	(4,540)
Total intangible assets	$4,486	$4,919
Amortization expense related to the above intangible assets for the three and six months ended June 30, 2024 was $228,400 and $432,400, respectively, as compared with $162,000 and $323,900 for the three and six months ended June 30, 2023.
NOTE 6 – LONG-TERM DEBT
The Company’s long-term debt was $1.48 million and $1.70 million, as of June 30, 2024 and December 31, 2023, respectively. The current portion of the Company’s long-term debt was $783,600 and $701,700, as of June 30, 2024 and December 31, 2023, respectively. Subsequent to June 30, 2024, the Company extinguished all of the Company's outstanding debt obligations.
NOTE 7 – LEASES
The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment in the accompanying unaudited condensed consolidated balance sheets. The Company leases space in four different locations and has an equipment lease rental with monthly payments ranging from $3,000 to $10,500 that expire at various dates through September 2026.
On January 3, 2024, the Company extended its office lease for two years ended April 30, 2026. Monthly base rent is $10,300 for the first year and $10,500 for the second year. Accordingly, operating lease right of use assets and operating lease liabilities were recognized for the extension in the amount of $236,900 during the year ended December 31, 2023.

The table below presents the operating and financing lease-related assets and liabilities recorded on the unaudited condensed consolidated balance sheets:

(in thousands)		As of
Leases	Balance Sheet Classification	June 30, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets	$380	$522
Financing	Property and equipment, net	246	332
Total lease assets		$626	$854
Liabilities
Current:
Finance	Finance lease obligations – current portion	$141	$154
Operating	Operating lease liabilities – current portion	217	263
Non-current:
Finance	Finance lease obligations net of current portion	247	247
Operating	Operating lease liabilities net of current portion	164	259
Total lease liabilities		$769	$923
Total rent expense under operating leases for the three and six months ended June 30, 2024 was $68,100 and $175,400, respectively, as compared with $103,200 and $213,100 for the three and six months ended June 30, 2023, respectively.
On June 2, 2023, the Company entered into an operating lease to extend the lease for its Arizona location with Exeter 17319 DE, LLC. Accordingly, operating lease right-of-use assets and operating lease liabilities were recognized in the amount of $108,300 during the period ended June 30, 2023.
NOTE 8 – COMMITMENTS AND CONTINGENCIES
Legal Matters
Various legal claims arise from time to time in the normal course of business. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
The Company believes that it has adequately accrued for the potential impact of loss contingencies that are probable and reasonably estimable, and does not believe that the ultimate resolution of any matters to which it is presently a party will have a material adverse effect on the Company’s results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
NOTE 9 – ASSET PURCHASE AGREEMENT
On November 13, 2023, SWK Technologies, Inc. acquired the customer list and prepaid time from clients of JCS Computer Resource Corporation ("JCS") pursuant to an Asset Purchase Agreement for cash of $278,500 and a promissory note in the amount of $1.0 million (the “JCS Note”) for a total consideration of $1.3 million. The customer list was recognized as an intangible asset and will be amortized over its estimated useful life. The JCS Note balance was paid in full on July 24, 2024.
NOTE 10 – INCOME TAXES

The Company’s interim (benefit) provision for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rates for the three and six months ended June 30, 2024 were 28.9% and 27.3%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2023 were 21.6% and 21.5%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2024 were higher than the United States federal statutory tax rate of 21%, primarily due to state income taxes. The Company’s effective tax rates for the three and six months ended June 30, 2023 were higher than the United States federal statutory tax rate of 21%, primarily due to state income taxes and miscellaneous permanent items.
NOTE 11 – EQUITY-BASED COMPENSATION
At the special meeting of the Company's stockholders on May 30, 2024, the stockholders approved the QXO, Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of options intended to qualify as incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted share awards, restricted stock units (“RSUs”), performance awards, cash incentive awards, deferred share units and other equity-based and equity-related awards, as well as cash-based awards.
Subject to adjustment for changes in capitalization, the maximum aggregate number of shares of common stock that may be delivered pursuant to awards granted under the 2024 Plan shall be equal to 30,000,000 (the “Plan Share Limit”), of which 30,000,000 shares of common stock may be delivered pursuant to ISOs granted under the 2024 Plan (such amount, the “Plan ISO Limit”). The number of shares of common stock covered by the Plan Share Limit shall automatically increase on January 1 of each calendar year commencing with January 1, 2025 and on each January 1 thereafter until the 2024 Plan expiration date in an amount equal to 3% of the sum of: i) the number of shares of common stock outstanding as of December 31 of the preceding calendar year, and ii) the number of shares of common stock into which the Convertible Preferred Stock outstanding on December 31 of the preceding calendar year are convertible.
The Company recorded compensation expense of $0 for both the three and six months ended June 30, 2024, compared with compensation expense of $0 and $41,500 for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, there were no outstanding grants under the 2024 Plan. As of December 31, 2023, there were no outstanding stock options.
NOTE 12 – RELATED PARTY TRANSACTIONS
Upon the closing of the Equity Investment, pursuant to the execution of the Investment Agreement, the Company reimbursed JPE for certain transactional, market research and employee costs related to establishing the foundation for QXO to move forward. These costs, as defined in the Investment Agreement, equated to a total reimbursement of $15.3 million, which was treated as a reduction of the proceeds received from the Equity Investment.

In connection with the Equity Investment, Mark Meller was terminated as CEO of SilverSun Technologies, Inc. and entered into a new employment agreement to serve as President of SWK Technologies, a wholly-owned subsidiary of QXO. Mr. Meller received a lump-sum payment of $2.8 million in connection with this agreement.

In connection with the private placement that closed on July 25, 2024, certain directors and officers of the Company purchased an aggregate of 262,585 shares of common stock for $2.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed consolidated financial statements would be affected to the extent that there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes appearing elsewhere in this report.
Overview
QXO, Inc. ("QXO", "we", or the "Company") was formerly known as SilverSun Technologies, Inc. ("SilverSun"). On June 6, 2024, we changed the Company's name from SilverSun to QXO and changed its ticker symbol on the Nasdaq Capital Market from SSNT to QXO, upon completing a $1.0 billion cash investment in SilverSun by Jacobs Private Equity II, LLC ("JPE") and certain minority co-investors. Refer to Note 3 - Equity of the "Notes to the Condensed Consolidated Financial Statements" for further details about the investment and related changes to our capital structure.

QXO is a technology solutions and professional services company that helps businesses manage and monetize their enterprise assets. We do this through our legacy operations, which provide critical software applications, consulting and other professional services, including specialized programming, training and technical support. Our customers are primarily small and mid-sized companies in the manufacturing, distribution and service industries.

Our strategy is to create a tech-forward leader in the $800 billion building products distribution industry with the goal of generating outsized stockholder value through accretive acquisitions and organic growth, including greenfield openings. We are executing our strategy toward a target of tens of billions of dollars of annual revenue in the next decade.

We grow our legacy business with a multi-pronged plan that fosters recurring revenue, customer retention and the steady expansion of our installed customer base, accomplished via sales and acquisitions. As we gain new customers, we help them digitally transform their business with further technologies and third-party software we represent, including application hosting, cybersecurity, warehouse management, human capital management, payment automation, sales tax compliance and many other value-added capabilities. Many of our offerings are billed on a subscription basis, increasing our monthly recurring revenue from new business in tandem with cross-selling. Our model is designed to increase average revenue per customer over the course of the relationship, facilitating our growth without a commensurate increase in costs of sales, and enhancing our profitability profile.
Our legacy business has five core components:
•Enterprise Resource Planning Software

Substantially all our initial sales of ERP financial accounting solutions consist of pre-packaged software and associated services to customers in the United States. We resell Sage, Accumatica, and other ERP software products, and provide related services, including installation, implementation, support, training, and a technical help desk.
•Value-Added Services for ERP
Our consulting and professional services organization shepherds our customer relationships from installation to go-live and forward as needed. A significant portion of our service revenue comes from continuing to work with existing customers as their needs change, with flexible revenue options that include prepaid services, time and materials as utilized and annual support.
•IT Managed Network Services and Business Consulting
We provide comprehensive managed Software-as-a-Service (SaaS) solutions, such as infrastructure-as-a-service, cybersecurity, cloud hosting, business continuity, disaster recovery, data back-up, network maintenance and server applications upgrade services.

•Cybersecurity
Our cybersecurity-as-a-service offering is managed by our security operations center and includes incident response, cybersecurity assessments and hacking simulations. This SaaS offering is particularly valuable to customers in compliance-driven and regulated industries, including financial services, pension administration, insurance and the land and title sector.
•Application Hosting
Our SaaS hosting solutions enable applications to reside securely in a remote cloud infrastructure and be accessed by our customers through the internet, eliminating many of the costs of maintaining business technologies on site.
Our Company has executed this plan successfully to expand into new geographies and create additional revenue and profit streams. This has strengthened our legacy operating platform and expanded our footprint to nearly every U.S. state, with concentrations in Arizona, California, Connecticut, Illinois, New Jersey, New York, North Carolina, Oregon and Washington as of June 30, 2024.
Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023.
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results:

(in thousands, except percentages)	Three Months Ended					Six Months Ended
				% of net revenue					% of net revenue
	June 30, 2024	June 30, 2023	% Change	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	% Change	June 30, 2024	June 30, 2023
Condensed Consolidated Statements of Operations
Revenue:
Software product, net	$3,776	$3,298	14.5%	26.0%	24.9%	$7,256	$6,620	9.6%	25.0%	25.1%
Service and other, net	10,764	9,959	8.1%	74.0%	75.1%	21,719	19,765	9.9%	75.0%	74.9%
Total revenue, net	14,540	13,257	9.7%	100.0%	100.0%	28,975	26,385	9.8%	100.0%	100.0%
Cost of revenue:
Product	2,369	2,027	16.9%	16.3%	15.3%	4,568	3,960	15.4%	15.8%	15.0%
Service and other	6,376	6,045	5.5%	43.9%	45.6%	12,955	11,883	9.0%	44.7%	45.0%
Total cost of revenue	8,745	8,072	8.3%	60.2%	60.9%	17,523	15,843	10.6%	60.5%	60.0%
Operating expenses:
Selling, general and administrative expenses	9,835	4,525	117.3%	67.6%	34.1%	15,024	9,305	61.5%	51.9%	35.3%
Depreciation and amortization expenses	261	204	27.9%	1.8%	1.6%	501	411	21.9%	1.7%	1.6%
Total operating expenses	10,096	4,729	113.5%	69.4%	35.7%	15,525	9,716	59.8%	53.6%	36.9%
(Loss) income from operations	(4,301)	456	NM	(29.6%)	3.4%	(4,073)	826	(593.1%)	(14.1%)	3.1%
Interest income (expense), net	3,470	(17)	NM	23.9%	(0.1)%	3,450	(35)	NM	11.9%	(0.1%)
(Loss) Income before taxes	(831)	439	(289.3%)	(5.7%)	3.3%	(623)	791	(178.8%)	(2.2%)	3.0%
(Benefit) provision for income taxes	(240)	95	(352.6%)	(1.7%)	0.7%	(171)	170	(200.6%)	(0.6%)	0.6%
Net (loss) income	$(591)	$344	(271.8%)	(4.1%)	2.6%	$(452)	$621	(172.8%)	(1.6%)	2.4%

NM = Not Meaningful
Revenue, net
Our consolidated net revenue for the second quarter of 2024 increased $1.28 million or 9.7%, compared with the same period in the prior year. Our consolidated net revenue for the first six months of 2024 increased $2.59 million or 9.8% compared with the same period in the prior year. Net revenue increased across our lines of business as we grew our customer base through strategic acquisitions and continued renewals of our subscription-based services. Specifically, software product revenue increased as we expanded our Sage Intacct and Accumatica product lines, and service revenue increased as we expanded our hosting application services and consulting practices.

Cost of revenue
Cost of revenue for the second quarter of 2024 increased $673,000 or 8.3%, compared with the same period in the prior year. As a percentage of revenue, margin expanded to 39.8%, compared with 39.1% for the same period in the prior year. Margin expansion in the period is attributed to improved operational productivity in serving customer demand. For the first six months of 2024, cost of revenue increased $1.68 million or 10.6%, compared with the same period in the prior year. Margin contracted to 39.5%, compared with 40.0% for the same period in the prior year, as we expanded our product offerings in newly acquired lines of business to grow our customer base.

Operating expenses
Selling, general and administrative expenses for the second quarter of 2024 increased $5.31 million or 117.3%, compared with the same period in the prior year. Selling, general and administrative expenses for the first six months of 2024 increased $5.72 million or 61.5%, compared with the same period in the prior year. The year-over-year increases in operating expenses are primarily due to: i) salary expenses associated with the Company's new senior management team put in place to execute our expansive growth plan, and ii) the severance payment contemplated in the Investment Agreement for Mark Meller.
Depreciation and amortization expense for the second quarter of 2024 increased $57,000 or 27.9%, compared with the same period in the prior year. Depreciation and amortization expense for the first six months of 2024 increased $90,000 or 21.9%, compared with the same period in the prior year. The year-over-year increases are attributed to higher amortization expense associated with the acquisition of JCS in 2023.
Interest income (expense), net

Interest income increased $3.49 million for each of the three- and six-month periods ended June 30, 2024, compared with the same periods in the prior year. The increase is attributed to the interest earned on our cash position due to the cash infusion from the Equity Investment.
Non-GAAP Financial Measures
Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report Adjusted EBITDA, a non-GAAP financial measure that we calculate as net (loss) income excluding depreciation and amortization; share-based compensation; income tax (benefit) provision; interest (income) expense; transaction costs; severance costs and other items that we do not consider representative of our underlying operations. We have provided a reconciliation below of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure. Management uses Adjusted EBITDA in making financial, operating and planning decisions and evaluating QXO’s ongoing performance.

We believe that Adjusted EBITDA facilitates analysis of our ongoing business operations because it excludes items that may not be reflective of, or are unrelated to, QXO’s core operating performance, and may assist investors with comparisons to prior periods and assessing trends in our underlying business. Other companies may calculate this non-GAAP financial measure differently, and therefore our measure may not be comparable to similarly titled measures of other companies. This non-GAAP financial measure should only be used as a supplemental measure of our operating performance.

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, including various cash flow metrics, net income (loss), and our other GAAP results.
The following table presents a reconciliation of net (loss) income to Adjusted EBITDA.

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Reconciliation of net (loss) income to Adjusted EBITDA
Net (loss) income	$(591)	$344	$(452)	$621
Add (deduct):
Depreciation and amortization	303	249	574	502
Share-based compensation	—	—	—	41
Interest (income) expense	(3,470)	17	(3,450)	35
(Benefit) provision for income taxes	(240)	95	(171)	170
Transaction costs	23	—	23	—
Severance costs	2,768	—	2,768	—
Adjusted EBITDA	$(1,207)	$705	$(708)	$1,369

The year-over-year declines in three- and six-month 2024 Adjusted EBITDA were due to higher employee-related costs in the second quarter, reflecting the introduction of a new senior management team to execute the Company's expansive growth plan.
Liquidity and Capital Resources
On June 6, 2024, we closed the Equity Investment under the Investment Agreement that we entered into on April 14, 2024 among the Company, JPE and certain minority investors. Pursuant to the Investment Agreement, we issued and sold an aggregate of 1,000,000 shares of Convertible Perpetual Preferred Stock, par value $0.001 per share (the "Convertible Preferred Stock"), which are initially convertible into an aggregate of 219,010,074 shares of common stock at an initial conversion price of $4.566 per share, and we issued and sold warrants exercisable for an aggregate of 219,010,074 shares of common stock (the "Warrants"). Upon closing, the Equity Investment generated gross proceeds of $1.0 billion, before deducting agent fees and offering expenses. For more information on the Investment Agreement, refer to Note 3 - Equity.

On June 13, 2024, we entered into purchase agreements with certain institutional and accredited investors to issue and sell in a private placement an aggregate of 340,932,212 shares of our common stock at a price of $9.14 per share, and Pre-Funded Warrants to purchase 42,000,000 shares of our common stock at a price of $9.13999 per Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately and until the Pre-Funded Warrant is exercised in full. The closing of the issuance and sale of these securities was consummated on July 19, 2024, and generated gross proceeds of approximately $3.5 billion before deducting agent fees and offering expenses.

On July 22, 2024, we entered into additional purchase agreements with certain institutional and accredited investors to issue and sell in a private placement an aggregate of 67,833,699 shares of our common stock at a price of $9.14 per share. The closing of the issuance and sale of these securities was consummated on July 25, 2024, and generated gross proceeds of approximately $620 million, before deducting agent fees and offering expenses.
Under the terms of the Investment Agreement, the Company declared a $17.4 million aggregate cash dividend to its stockholders of record as of the day before the closing of the Equity Investment. The dividend was paid from proceeds received by the Company from the Equity Investment. Under the terms of the Convertible Preferred Stock, dividends are paid quarterly when, as and if declared by the Board of Directors of the Company (the "Board"), at the rate per annum of 9% per share.

The Company's cash balance was $971.3 million as of June 30, 2024 and consisted primarily of cash on deposit with banks and investments in money market funds. Following the close of the private placements, the Company had approximately $5.0 billion of cash on hand and no outstanding debt obligations. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Cash used in operating activities
Cash used in operating activities increased by $359,000, compared with the same period in the prior year. The year-over-year increase is attributed to higher personnel costs associated with the execution of the Company's strategy as contemplated in the Investment Agreement.
Cash used in investing activities
Cash used in investing activities increased by $38,000, compared with the same period in the prior year. The year-over-year increase is attributed to IT equipment purchases.
Cash provided by (used) in financing activities
Cash provided by financing activities was $965.9 million, compared with $531,000 of cash used in financing activities in the same period in the prior year. The year-over-year increase is attributed to the Equity Investment of June 6, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We do not hold any derivative instruments and do not engage in any hedging activities.
Item 4. Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company and our subsidiaries, threatened against or affecting our Company, its common stock, its subsidiaries, or our Company’s or its subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.
Item 1A. Risk Factors

The following are important factors that could affect our business, financial condition or results of operations and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report, our other filings with the SEC or in presentations such as telephone conferences and webcasts open to the public. You should carefully consider the following factors in conjunction with this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 – Part I and our condensed consolidated financial statements and related notes in Item 1 – Part I as well as the factors disclosed in Item 1A – Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition or results of operations. If any of the following risks actually occur, or other risks that we are not aware of become material, our business, financial condition, results of operations and future prospects could be materially and adversely affected.
Risks Related to Ownership of our Common Stock

The market price of our common stock may be highly volatile, and you could lose all or a substantial portion of your investment.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Our common stock has a concentrated ownership among our significant stockholders and, as a result, our common stock may be less liquid and have greater stock price volatility than the common stock of companies with broader public ownership.

Since June 13, 2024, when we first sold common stock pursuant to the Purchase Agreements at a price of $9.14 per share, and until we filed our registration statement on Form S-3, the reported closing sale price of our common stock had been highly volatile, ranging from $41.74 to $205.40, in each case substantially higher than the price at which we sold common stock in connection with the private placements pursuant to purchase agreements we entered into on June 13, 2024 and July 22, 2024. While the market prices of our common stock may respond to developments regarding our liquidity, operating performance and prospects, and developments regarding our industry, we believe that historical market prices also reflected market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals, and we do not know if these dynamics will occur again. Under the circumstances, we caution you that investing in our common stock is subject to a high degree of risk.

Our stock price could continue to be subject to wide fluctuations in response to a variety of other factors, which include:
•whether we achieve our anticipated corporate objectives;
•changes in financial or operational estimates or projections;
•termination of lock-up agreements or other restrictions on the ability of our stockholders and other security holders to sell our securities; and
•general economic or political conditions in the United States or elsewhere.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the affected companies. Such rapid and substantial price volatility, including any stock run-up, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock. This volatility may prevent you from being able to sell your shares of common stock at or above the price you paid for them.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult to sell shares of our common stock. We have filed a registration statement registering 789,549,465 shares of common stock held by, or issuable upon conversion or exercise of securities held by, stockholders party to certain agreements with the Company providing them with registration rights. Substantial sales of securities by these stockholders, or the perception that substantial sales will be made in the public market, could have a material adverse effect on the market price for our common stock.

In addition, pursuant to the Company’s registration rights agreement with JPE and certain other investors party thereto, JPE has certain demand registration rights that may require us to conduct underwritten offerings of shares following the expiration or waiver of a 180-day lockup entered into with the placement agents for the private placements. Any shares of common stock sold in these offerings will be freely tradable. JPE has informed the Company that it does not presently intend to sell or otherwise dispose of the Company’s securities it holds following the expiration of the lockup. In the event such registration rights are exercised and a large number of shares of common stock is sold, such sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.

We have also registered on Form S-8 all shares of common stock that are issuable under our 2024 Omnibus Incentive Compensation Plan. As a consequence, these shares can be freely sold in the public market upon issuance. Any sales of shares by these stockholders could have a negative impact on the trading price of our common stock and result in dilution.

An active, liquid trading market for our common stock may not develop or, if developed, may not be sustained.

There has been limited trading volume of our common stock since we began trading on Nasdaq. An active, liquid trading market for our common stock may not develop or be sustained. The lack of an active market may reduce the market price of our common stock, and you may not be able to sell your shares at an attractive price, or at all. An inactive market may also impair our ability to raise capital by selling shares of our common stock in the future and may impair our ability to enter into strategic collaborations or acquire companies by using our shares of common stock as consideration.

A “short squeeze” due to a sudden increase in demand for shares of our common stock that largely exceeds supply could lead to extreme price volatility in shares of our common stock.

Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may, in turn, dramatically increase the price of shares of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a “short squeeze.” A large proportion of our common stock may be traded by short sellers, which may increase the likelihood that our common stock will be the target of a short squeeze. Investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment. Investors that purchase in anticipation of a short squeeze that is never realized may also lose a significant portion of their investment.

If too few securities or industry analysts publish research, or publish inaccurate or unfavorable research, about our business, the price of our common stock and our trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If too few securities or industry analysts commence coverage of our Company, the trading price for our common stock would likely be negatively affected. Furthermore, if one or more of the analysts who cover us downgrade us or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause the price of our common stock and trading volume to decline.

We currently do not intend to pay dividends on our common stock in the foreseeable future. As a result, your ability to achieve a return on your investment may depend on appreciation in the market price of our common stock.

Although we have previously declared and paid cash dividends on our common stock, we currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, investors must for the foreseeable future rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Raising additional equity capital from public or private markets to pursue our business plan may cause our existing holders of common stock to experience substantial dilution or their shares to have a significant decline in trading price.

We may raise additional equity capital from public or private markets to pursue our business plan for acquisitions. Any future significant issuances of common stock could result in dilution to our existing holders of common stock. Moreover, any significant issuances of common stock or securities convertible into, or exercisable or exchangeable for, our common stock could result in a substantial decline in the trading price of our common stock. In particular, in June and July 2024 we did, and in the future we may, issue additional shares of common stock at a significant discount from the current trading price of our common stock. As a result, our common stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such a discount. In addition, the perception that new issuances of our securities could occur could adversely affect the market price of our common stock.

If we are unable to arrange additional future financing on acceptable terms, our ability to pursue potential acquisition opportunities or fund our working capital needs could be limited.

We intend to finance acquisitions in part through additional equity and debt financings. Because the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on relatively short notice to benefit fully from attractive acquisition opportunities. In addition, the Company will need to fund its ongoing working capital, capital expenditures and other financing requirements through cash flows from operations and new sources of financing. The sale of additional shares of any class of equity will be subject to market conditions and investor demand for such shares at prices that may not be in the best interest of our stockholders. The sale of additional equity securities could also result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Such inability to obtain additional financing when needed could have a material adverse effect on our business, results of operations, cash flow, financial condition and prospects.

New investors in future financing transactions could gain rights, preferences and privileges senior to those of the Company’s existing stockholders.

We expect that significant additional capital may be needed in the future to support our business growth. To the extent we raise additional capital by issuing common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in substantial dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Participants in the June and July 2024 private placements purchased securities in the Company at a price below the current trading price of such securities, and may experience a positive rate of return based on the current trading price. Future investors in our Company may not experience a similar rate of return.

Pursuant to private placements, certain institutional and accredited investors acquired shares of our common stock at a purchase price of $9.14 per share and Pre-Funded Warrants to purchase shares of our common stock at a purchase price of $9.13999 per Pre-Funded Warrant. Furthermore, certain investors purchased Convertible Preferred Stock that is convertible into shares of our common stock at an initial conversion price of $4.566. Because the current market price of our common stock as of the date of this Quarterly Report is higher than the effective purchase price such investors paid for their securities, there may be a higher likelihood that such investors will sell their shares in the near term. Public investors who purchased our common stock on Nasdaq may not experience a similar rate of return due to differences in the purchase prices they have paid and the purchase prices paid by such investors.

The concentration of ownership by Mr. Jacobs and director designation rights may have the effect of delaying or preventing a change in control of the Company and could affect the market price of shares of our common stock.

Our Chairman and Chief Executive Officer, Brad Jacobs, beneficially owns or controls approximately 31.4% of the voting power of our capital stock (including the voting power attributable to our preferred stock). This concentration of ownership and voting power allows Mr. Jacobs to exert significant influence over our decisions, including matters requiring approval by our stockholders (such as, subject to certain limitations, the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests.

In addition, under our Fifth Amended and Restated Certificate of Incorporation (the “Charter”), JPE, which is controlled by Mr. Jacobs, is currently entitled to designate a majority of persons to the Board in connection with each meeting of stockholders at which directors are to be elected because the Investors (as defined below) beneficially own or control approximately 49.2% of the voting power of our capital stock when calculated on a fully-diluted, as-converted basis, assuming the exercise of the Company Warrants. JPE currently holds 900,000 shares of Convertible Preferred Stock and 197,109,065 Warrants, which may be converted or exchanged into an aggregate of 394,218,132 shares of common stock. So long as the Investors party to the Investment Agreement collectively own or control (together with their affiliates) Convertible Preferred Stock, shares of common stock or other voting securities, or Warrants exercisable for such securities, representing, in the aggregate, at least 45% of the total voting power of the capital stock of the Company, calculated on a fully-diluted, as-converted basis, JPE will continue to be entitled to designate a majority of persons to our Board. JPE’s right to designate persons to the Board will generally decrease proportionally together with a decrease in the Investors’ ownership or control (together with affiliates) of Convertible Preferred Stock, shares of common stock or other voting securities, or Warrants exercisable for such securities, calculated on a fully diluted, as-converted basis. Accordingly, Mr. Jacobs may be able to exercise significant influence over our business policies and affairs.

Such concentration of voting power and designation rights could also have the effect of delaying, deterring or precluding a change of control or other business combination that might otherwise be beneficial to our stockholders, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Anti-takeover provisions contained in our Charter and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our Charter and amended and restated bylaws contain, and the General Corporation Law of the State of Delaware (the “DGCL”) contains, provisions which could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board. These provisions provide for the following:

•the right of JPE to designate a majority of our Board;
•the ability of our remaining directors to fill vacancies on our Board;
•limitations on stockholders’ ability to call a special stockholder meeting or act by written consent;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of our Board to issue preferred stock without stockholder approval; and

•the limitation of liability of, and provision of indemnification to, our directors and officers.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. In addition, we are subject to Section 203 of the DGCL, which could have the effect of delaying or preventing a change of control that you may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with persons that acquire, more than 15% of the outstanding voting stock of a Delaware corporation may not engage in a business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or any of its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

Any provision of our Charter, our amended and restated bylaws, or the DGCL that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our Charter provides that certain courts in the State of Delaware or the federal district courts of the United States for certain types of lawsuits is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, a state court located within the State of Delaware is the sole and exclusive forum for: i) any derivative action or proceeding brought on our behalf, ii) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our directors, officers or employees to us or our stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, iii) any action asserting a claim against us or any of our directors, officers or employees arising pursuant to any provision of the DGCL or of our Charter or our amended and restated bylaws (as either may be amended and/or restated from time to time), iv) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine, or v) any action asserting an “internal corporate claim” as defined under the DGCL. The exclusive forum provision does not apply to claims arising under the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, the Exchange Act or such other federal securities laws.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions of our Charter described above. Although we believe this exclusive forum provision benefits us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees or stockholders. However, the enforceability of similar forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings. If a court were to find the exclusive choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations.

Risks Related to our Management

We are highly dependent on the continued leadership of Brad Jacobs as Chairman and Chief Executive Officer. The possibility of the loss of Mr. Jacobs in these roles could have a material adverse effect on the Company’s business, financial condition and results of operations.

We are highly dependent on the leadership of Brad Jacobs as Chairman and Chief Executive Officer and we have benefited substantially from his leadership and performance. Our ability to successfully implement our business strategy depends to a significant extent on the continued service and performance of Mr. Jacobs. The loss of Mr. Jacobs’ services could impair our ability to execute our business plan and could, therefore, have a material adverse effect on our business, financial condition and results of operations.

The past performance by Brad Jacobs or our management team may not be indicative of future performance or results.

Past performance by Brad Jacobs or our management team, including transactions in which they have participated and businesses with which they have been associated, may not be representative of our future performance or the returns the Company will generate going forward. Our financial condition and results of operations may be influenced by numerous factors, some of which are beyond our control. You should not rely on the historical record of Mr. Jacobs or our management team as indicative of the future performance of an investment of our Company.

Our success depends upon the retention of our senior management as well as our ability to attract and retain key talent.

Our continued success depends, in part, on the efforts and abilities of our senior management team and other key employees. While certain of our executive officers and key employees are subject to long-term compensatory arrangements, there can be no assurance that we will be able to retain all key members of our senior management. Difficulties in hiring or retaining key executive or other employee talent, or the unexpected loss of experienced employees, could have an adverse impact on our business, financial condition or results of operations.

Risks Related to Acquisitions

The failure to consummate acquisitions expeditiously, or at all, could have a material adverse effect on our business prospects, financial condition, results of operations or the price of our common stock.

Acquisitions are an important component of our business strategy, as we intend to operate a company focused on building products distribution, but currently do not have any operations in this sector. Acquisition opportunities are likely to arise from time to time, and any such acquisition could be significant. The evaluation of each specific acquisition target business and the negotiation, drafting and execution of relevant transaction agreements and other ancillary documents, disclosure documents and other instruments, requires substantial management time and attention, as well as costs related to fees payable to counsel, accountants and other third parties. Our ability to consummate an acquisition is dependent on a number of factors and conditions that require time, attention and collaboration across multiple parties, including receipt of all necessary regulatory approvals of the contemplated transaction.

Certain acquisition opportunities may not result in the consummation of a transaction. When an identified transaction is not consummated, we are not able to recover the cost spent pursuing such transaction, which reduces the amount of capital available for other identified targets. Failure to complete an acquisition could adversely affect our business as we could be required to pay a termination fee under certain circumstances or be subject to litigation, and our stock price may also suffer as the failure to consummate such an acquisition may result in negative perception in the investment community. Additionally, we may not be able to identify or execute alternative arrangements on favorable terms, if at all. If we fail to consummate and integrate our acquisitions in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.

We may not be able to successfully integrate the businesses that we acquire and fail to realize the anticipated benefits and our business could be negatively affected from unexpected or contingent liabilities.

We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution or operating procedures. The integration process may entail significant costs and delays. The integration of operations and personnel may place a significant burden on management and other internal resources. The attention of our management may be directed towards integration considerations and may be diverted from our day-to-day operations, and matters related to the integration may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us and our business. Our failure to integrate the operations of companies successfully could adversely affect our business, financial condition, results of operations and prospects. In addition, we may fail to identify material problems or liabilities during due diligence review of acquisition targets prior to acquisition, and acquire entities with unknown or contingent liabilities, costs and problems. Further, we may significantly increase our leverage in connection with an acquisition, which could increase our future debt service obligations and limit our flexibility to pursue additional strategic acquisitions. As a result, any acquisitions may not provide the anticipated benefits and our business, financial condition and results of operations could be adversely affected.

We face competition for businesses that fit our acquisition strategy and, therefore, we may have to acquire targets at sub-optimal prices or, alternatively, forego certain acquisition opportunities.

Our acquisition strategy is focused on the acquisition of businesses in the building products distribution industry. In pursuing such acquisitions, we may face competition from other potential purchasers. Although the pool of potential purchasers for such businesses is typically small, those potential purchasers can be aggressive in their approach to acquiring such businesses. Furthermore, we may need to use third-party financing in order to fund some or all of these potential acquisitions, thereby increasing our acquisition costs. To the extent that other potential purchasers do not need to obtain third-party financing or are able to obtain such financing on more favorable terms, they may be in a position to be more aggressive with their acquisition proposals. As a result, in order to be competitive, our acquisition proposals may need to be aggressively priced, including at price levels that exceed what we originally determined to be achievable. Alternatively, we may determine that we cannot pursue on a cost-effective basis what would otherwise be an attractive acquisition opportunity.

Risks Related to Our Industry

Our industry is highly fragmented and competitive. If we are unable to compete effectively, our net sales and operating results may be reduced.

The building products distribution industry is highly fragmented and competitive, and the barriers to entry for local competitors are relatively low. Competitive factors in our industry include pricing, availability of products, service, delivery capabilities, customer relationships, geographic coverage, and breadth of product offerings. Also, financial stability is important to suppliers and customers in choosing distributors for their products, and it affects the favorability of the terms on which we would be able to obtain our products from suppliers and sell products to our customers.

Some of our competitors may be part of larger companies, and, therefore, may have access to greater financial and other resources than those to which we have access. We may not be able to maintain our costs at a level sufficiently low for us to compete effectively. If we are unable to compete effectively, any future net sales and net income may be reduced.

Our industry is highly cyclical, and prolonged periods of weak demand or excess supply may reduce our net sales and/or margins, which may cause us to incur losses or reduce our net income.

The building products distribution industry is subject to cyclical market pressures and market prices of building products historically have been volatile and cyclical. Prices of building products are determined by overall supply and demand in the market and we have limited ability to control the timing and amount of pricing changes. Demand for building products is driven mainly by factors outside of our control, such as general economic and political conditions, interest rates, governmental subsidies and incentives, availability of mortgage financing, inflation, the construction, repair and remodeling markets, industrial markets, housing supply, weather conditions, commodity prices and population growth. The supply of building products fluctuates based on available manufacturing capacity, and excess capacity in the industry can result in significant declines in market prices for those products. To the extent that prices and volumes experience a sustained or sharp decline, any future net sales and margins likely would decline as well. If we have meaningful fixed costs, a decrease in sales and margin generally would have a significant adverse impact on our financial condition, operating results, and cash flows.

Regional or global barriers to trade or a global trade war could increase the cost of products in the building products distribution industry, which could adversely impact the competitiveness of such products and the financial results of businesses in the industry.

The state of relationships between other countries and the United States with respect to trade policies, government relations and tariffs may impact our business. The U.S. government has and continues to make significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. There is concern that the imposition of tariffs by the United States could result in the adoption of tariffs or retaliatory measures by other countries, leading to a global trade war. Such tariffs or sanctions could raise the cost and reduce the supply of building materials and components. Our success in markets we may chose to enter in the future depends substantially on our ability to source local materials on terms that are favorable to us. In the event of a global trade war or regional dispute, local suppliers may choose to allocate their resources to local players in their markets and provide us with less favorable terms. Building products shortages and price increases for building products could cause distribution delays and increase our costs, which in turn could reduce our competitiveness and impact our ability to do business with certain counterparties.

General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions and changes in tariffs, including tariffs imposed by the United States and China, and the possibility of additional tariffs, non-tariff barriers or other trade restrictions between the United States and other countries where we might in the future distribute or sell products, could adversely impact our business. If we fail to anticipate and manage any of these dynamics successfully, our business, financial condition and results of operations could be adversely affected.

General Risks

We may be subject to periodic litigation, regulatory proceedings and enforcement actions, which may adversely affect our business and financial performance.

From time to time, we are involved in lawsuits, regulatory proceedings and enforcement actions, brought or threatened against us in the ordinary course of business. Our business is subject to the risk of claims involving current and former employees, affiliates, suppliers, competitors, stockholders, government regulatory agencies or others through private actions, class actions, whistleblower claims, administrative proceedings, antitrust enforcement, regulatory actions or other proceedings.

Due to the inherent uncertainties of litigation, it is often difficult to accurately predict the ultimate outcome of any such actions or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is often difficult to assess or quantify, as plaintiffs may seek injunctive relief or recovery of very large or indeterminate amounts in these types of lawsuits, and the magnitude of the potential loss may remain unknown for substantial periods of time. In addition, plaintiffs in many types of actions may seek punitive damages, civil penalties, consequential damages or other losses, or injunctive or declaratory relief. These proceedings or actions could result in substantial cost and may require us to devote substantial resources to defend ourselves and distract our management from the operation of our business. While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. We may therefore incur significant expenses defending any such suit or government charge and may be required to pay amounts or otherwise change our operations in ways that could adversely affect our results of operations and financial condition.

The price of our common stock has fluctuated significantly in the past and may be highly volatile, with extreme price and volume fluctuations. Sales of a substantial number of shares of our common stock by holders of registrable securities, or the perception that sales will be made in the public market, could depress the market price of our common stock and result in further volatility. As a result of such volatility in the market price of our common stock, we may in the future become the subject of securities class action litigation, which could result in substantial costs and distract management’s attention and resources.

We could be affected by cyberattacks or breaches of our information systems, any of which could have a material adverse effect on our business.

We may be subject to cybersecurity attacks and other intentional hacking. Any failure to identify and address such defects or errors or prevent a cyberattack could result in service interruptions, operational difficulties, loss of revenues or market share, liability to our customers or others, the diversion of corporate resources, harm to our reputation or increased service and maintenance costs. Addressing such issues could prove to be impossible or very costly and responding to the resulting claims or liability could similarly involve substantial cost. Also, due to recent advances in technology and well-known efforts on the part of computer hackers and cyber-terrorists to breach data security of companies, we face risks associated with potential failure to adequately protect critical corporate, customer and employee data, which, if released, could adversely impact our customer relationships, our reputation, and violate privacy laws. Recently, regulatory and enforcement focus on data protection has heightened in the United States. Failure to comply with applicable data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our business, our reputation, results of operations and financial condition.

A failure of our information technology infrastructure, information systems, networks or processes may materially adversely affect our business.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our sales and marketing, financial, legal and compliance functions, communications and other business processes. We also rely on third parties and virtualized infrastructure to operate our information technology systems. Despite significant testing for risk management, external and internal risks, such as malware, insecure coding, “Acts of God,” data leakage and human error pose a direct threat to the stability or effectiveness of our information technology systems and operations. The failure of our information technology systems to perform as we anticipate could adversely affect our business through transaction errors, billing and invoicing errors, internal recordkeeping and reporting errors and processing inefficiencies. Any such failure could result in harm to our reputation and have an ongoing adverse impact on our business, results of operations and financial condition, including after the underlying failures have been remedied. Further, the delay or failure to implement information system upgrades and new systems effectively could disrupt our business, distract management’s focus and attention from our business operations, and increase our implementation and operating costs, any of which could negatively impact our operations and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information
None.

Item 6. Exhibits

2.1
Amended and Restated Investment Agreement, dated April 14, 2024, by and among QXO, Inc. and Jacobs Private Equity II, LLC (on behalf of itself and on behalf of each of the other Investors) (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K Current Report filed with the SEC on April 15, 2024).

3.1
Fifth Amended and Restated Certificate of Incorporation of the Company, dated June 6, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).

3.2
Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company, dated June 6, 2024 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).
4.1
Certificate of Designation of the Convertible Perpetual Preferred Stock of QXO, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).

4.2	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).
4.3	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).
4.4	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.4 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).
4.5	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K Current Report filed with the SEC on June 14, 2024).
10.1
Stockholders Agreement, dated as of June 6, 2024, by and among the Company, the Other Investors and JPE (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).

10.2
Registration Rights Agreement, dated as of June 6, 2024, by and among the Company, Jacobs Private Equity II, LLC and the other investors (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).

10.3
Employment Agreement, dated as of June 5, 2024, by and between Brad Jacobs and the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).

10.4
Form of Purchase Agreement, dated as of June 13, 2024, by and between QXO, Inc. and the Investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K Current Report filed with the SEC on June 14, 2024).

10.5
Form of Purchase Agreement, dated as of July 22, 2024, by and between QXO, Inc. and the Investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K Current Report filed with the SEC on July 22, 2024).

10.6
Amended and Restated Meller Letter Agreement, dated April 14, 2024, by and between QXO, Inc. and Mark Meller (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K Current Report filed with the SEC on April 15, 2024).

10.7
Meller Offer Letter, dated April 14, 2024, by and between QXO, Inc. and Mark Meller (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K Current Report filed with the SEC on April 15, 2024).

10.8	QXO, Inc. 2024 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K Current Report filed with the SEC on June 5, 2024).
10.9	QXO, Inc. Severance Plan.*
10.10	Offer Letter, dated June 14, 2024, by and between QXO, Inc. and Sean Smith.*
10.11	Form of Restricted Stock Units Award.*
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a) ).*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a) ).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	INS Inline XBRL Instance Document
101	SCH Inline XBRL Taxonomy Extension Schema
101	CAL Inline XBRL Taxonomy Extension Calculation Linkbase
101	DEF Inline XBRL Taxonomy Extension Definition Linkbase
101	LAB Inline XBRL Taxonomy Extension Label Linkbase
101	PRE Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
QXO, INC.

Dated: August 14, 2024	By:	/s/ Brad Jacobs
Brad Jacobs Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2024	By:	/s/ Ihsan Essaid
Ihsan Essaid Chief Financial Officer
(Principal Financial Officer)