Form 10-Q
period 2024-09-30
QXO, Inc.
filed 2024-11-13
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-Q
____________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2024, there were 409,430,195 shares outstanding of the registrant’s common stock.

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

•the possibility that an active, liquid trading market for the Company’s common stock may not be sustained;

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

•the possibility that building products distribution industry demand may soften or shift substantially due to cyclicality or seasonality or dependence on general economic and political conditions, including inflation or deflation, interest rates, governmental subsidies or incentives, consumer confidence, labor and supply shortages, weather and commodity prices;

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
The company cautions that forward-looking statements should not be relied on as predictions of future events, and these statements are not guarantees of performance or results. Forward-looking statements herein speak only as of the date each statement is made. The Company undertakes no obligation to update any of these statements in light of new information or future events, except to the extent required by applicable law.

Item 1. Financial Statements (Unaudited)
QXO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,037,112	$6,143
Accounts receivable, net	2,236	2,969
Prepaid expenses and other current assets	16,291	2,684
Total current assets	5,055,639	11,796
Property and equipment, net	456	503
Operating lease right-of-use assets	320	522
Intangible assets, net	4,246	4,919
Goodwill	1,160	1,140
Deferred tax assets	1,444	1,444
Other non-current assets	202	171
Total assets	$5,063,467	$20,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,861	$4,563
Accrued expenses	12,488	2,681
Deferred revenue	2,867	3,161
Long-term debt – current portion	—	702
Finance lease obligations – current portion	126	154
Operating lease liabilities – current portion	205	263
Total current liabilities	19,547	11,524
Long-term debt net of current portion	—	994
Finance lease obligations net of current portion	223	247
Operating lease liabilities net of current portion	115	259
Total liabilities	19,885	13,024
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares, 1,000,000 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	498,621	—
Common stock, $0.00001 par value; authorized 2,000,000,000 shares, 409,430,195 and 664,448 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively[1]	4	—
Additional paid-in capital	4,539,975	9,419
Retained earnings (accumulated deficit)	4,982	(1,948)
Total stockholders’ equity	5,043,582	7,471
Total liabilities and stockholders’ equity	$5,063,467	$20,495

See accompanying notes to the unaudited condensed consolidated financial statements.
1 Amounts have been adjusted to reflect the 8-for-1 Reverse Stock Split effective June 6, 2024. See Note 3 - Equity for additional details.

QXO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue:
Software product, net	$3,028	$2,850	$10,284	$9,471
Service and other, net	10,127	10,573	31,846	30,337
Total revenue, net	13,155	13,423	42,130	39,808
Cost of revenue:
Software product	1,822	1,754	6,390	5,714
Service and other	5,891	6,319	18,846	18,201
Total cost of revenue	7,713	8,073	25,236	23,915
Operating expenses:
Selling, general and administrative expenses	39,023	7,712	54,047	17,018
Depreciation and amortization expenses	245	196	746	608
Total operating expenses	39,268	7,908	54,793	17,626
Loss from operations	(33,826)	(2,558)	(37,899)	(1,733)
Other income (expense), net:
Interest income (expense), net	56,989	(8)	60,438	(42)
Total other income (expense)	56,989	(8)	60,438	(42)
Income (loss) before taxes	23,163	(2,566)	22,539	(1,775)
Provision (benefit) for income taxes	6,031	(456)	5,859	(286)
Net income (loss)	$17,132	$(2,110)	$16,680	$(1,489)
Loss per common share – basic and diluted (Note 4)	$(0.01)	$(3.21)	$(0.10)	$(2.27)
Total weighted average common shares outstanding:[1]
Basic	358,813	657	120,919	657
Diluted	358,813	657	120,919	657

See accompanying notes to the unaudited condensed consolidated financial statements.
1 Amounts have been adjusted to reflect the 8-for-1 Reverse Stock Split effective June 6, 2024. See Note 3 - Equity for additional details.

QXO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 1, 2024	1,000	$498,684	664	$—	$474,951	$(2,400)	$971,235
Issuance of convertible preferred stock and warrants, net of issuance costs	—	(63)	—	—	(60)	—	(123)
Issuance of common stock and pre-funded warrants, net of issuance costs	—	—	408,766	4	4,051,099	—	4,051,103
Preferred stock dividend	—	—	—	—	—	(9,750)	(9,750)
Share-based compensation	—	—	—	—	13,985	—	13,985
Net income	—	—	—	—	—	17,132	17,132
Balance at September 30, 2024	1,000	$498,621	409,430	$4	$4,539,975	$4,982	$5,043,582

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares[1]	Amount
Balance at July 1, 2023	—	$—	657	$—	$10,471	$(256)	$10,215
Common stock dividend	—	—	—	—	(1,051)	—	(1,051)
Net loss	—	—	—	—	—	(2,110)	(2,110)
Balance at September 30, 2023	—	$—	657	$—	$9,420	$(2,366)	$7,054

See accompanying notes to the unaudited condensed consolidated financial statements.
1 Amounts have been adjusted to reflect the 8-for-1 Reverse Stock Split effective June 6, 2024. See Note 3 - Equity for additional details.

QXO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands)
(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares[1]	Amount
Balance at January 1, 2024	—	$—	664	$—	$9,419	$(1,948)	$7,471
Issuance of convertible preferred stock and warrants, net of issuance costs	1,000	498,621	—	—	482,917	—	981,538
Issuance of common stock and pre-funded warrants, net of issuance costs	—	—	408,766	4	4,051,099	—	4,051,103
Cash paid for fractional shares	—	—	—	—	(45)	—	(45)
Common stock dividend	—	—	—	—	(17,400)	—	(17,400)
Preferred stock dividend	—	—	—	—	—	(9,750)	(9,750)
Share-based compensation	—	—	—	—	13,985	—	13,985
Net income	—	—	—	—	—	16,680	16,680
Balance at September 30, 2024	1,000	$498,621	409,430	$4	$4,539,975	$4,982	$5,043,582
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares[1]	Amount
Balance at January 1, 2023	—	$—	657	$—	$10,430	$(877)	$9,553
Common stock dividend	—	—	—	—	(1,051)	—	(1,051)
Share-based compensation	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	(1,489)	(1,489)
Balance at September 30, 2023	—	$—	657	$—	$9,420	$(2,366)	$7,054

See accompanying notes to the unaudited condensed consolidated financial statements.

____________________________________
1 Amounts have been adjusted to reflect the 8-for-1 Reverse Stock Split effective June 6, 2024. See Note 3 - Equity for additional details.

QXO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$16,680	$(1,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	—	(236)
Depreciation	198	253
Amortization of intangibles	653	486
Non-cash lease expense	202	273
Provision for expected losses	25	(55)
Share-based compensation	13,985	41
Changes in assets and liabilities:
Accounts receivable	708	(407)
Prepaid expenses and other current assets	(10,106)	1,996
Other assets	(31)	7
Accounts payable	(702)	229
Accrued expenses	9,807	398
Deferred revenue	(294)	(405)
Operating lease liabilities	(202)	(273)
Net cash provided by operating activities	30,923	818
Cash flows from investing activities:
Purchase of property and equipment	(64)	(75)
Net cash used in investing activities	(64)	(75)
Cash flows from financing activities:
Proceeds from the issuance of common stock and pre-funded warrants, net of issuance costs	4,051,103	—
Proceeds from issuance of preferred stock and warrants, net of issuance costs	981,538	—
Payment of preferred stock dividend	(9,750)	—
Payment of common-stock dividend	(17,400)	(1,051)
Payment of long-term debt	(1,696)	(659)
Payment for fractional shares	(45)	—
Payment of finance lease obligations	(140)	(162)
Net cash provided by (used in) financing activities	5,003,610	(1,872)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,034,469	(1,129)
Cash, cash equivalents and restricted cash, beginning of period	6,143	8,009
Cash, cash equivalents and restricted cash, end of period	$5,040,612	$6,880
Cash paid during period for:
Interest	$57	$57
Income taxes	$—	$23

See accompanying notes to the unaudited condensed consolidated financial statements.

QXO INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – DESCRIPTION OF BUSINESS

QXO, Inc. (“QXO”, “we”, “our”, or the “Company”) was formerly known as SilverSun Technologies, Inc. (“SilverSun”). On June 6, 2024, we changed the Company’s name from SilverSun to QXO and changed its ticker symbol on the Nasdaq Capital Market from SSNT to QXO, upon completing a $1.0 billion cash investment in SilverSun by Jacobs Private Equity II, LLC (“JPE”) and certain minority co-investors. Refer to Note 3 - Equity of the “Notes to Condensed Consolidated Financial Statements” for further details about the investment and related to changes to our capital structure.

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

Our strategy is to build QXO into a tech-forward leader in the $800 billion building products distribution industry with the goal of generating outsized stockholder value through accretive acquisitions and organic growth, including greenfield openings. We are executing our strategy toward a target of tens of billions of dollars in annual revenue in the next decade.
NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly the financial position of the Company as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023 in accordance with accounting principles generally accepted in the United States (“GAAP”). These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all disclosures normally made in an Annual Report on Form 10-K. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 14, 2024. All significant inter-company transactions and accounts have been eliminated in consolidation.
Significant Accounting Policies
Other than policies noted herein, there have been no material changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Company's Annual Report on Form 10-K.
Reclassifications
The Company has reclassified certain prior period amounts to conform with the current period presentation in the unaudited condensed consolidated balance sheets related to unbilled services and deferred charges which are now presented within prepaid expenses and other current assets. Additionally, the Company has reclassified certain prior period amounts to conform with the current period presentation in the unaudited condensed consolidated statements of operations related to selling and marketing expenses, general and administrative expenses, share-based compensation, and other expense which is now presented within selling, general, and administrative expenses. As further discussed in Note 3 – Equity, all per share amounts and common share amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split (as defined below).
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

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains cash balances across a diversified portfolio of global financial institutions that exceed FDIC insured limits. The Company has not experienced any losses in such accounts. Amounts included in restricted cash represent those required to be set aside by a contractual agreement as collateral for the Company’s credit card program. The following table provides a reconciliation of cash and cash equivalents:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$5,037,112	$6,143
Restricted cash included in prepaid expenses and other current assets	3,500	—
Total cash, cash equivalents and restricted cash	$5,040,612	$6,143
Prepaid Expenses and Other Current Assets
The following table presents the components of prepaid expenses and other current assets:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Unbilled services	$449	$194
Deferred charges	—	736
Restricted cash	3,500	—
Prepaid expenses and other current assets	12,342	1,754
Total prepaid expenses and other current assets	$16,291	$2,684
Accrued Expenses
The following table presents the components of accrued expenses:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Accrued interest	$—	$25
Accrued payroll and benefits	5,276	1,910
Accrued other	7,212	746
Total accrued expenses	$12,488	$2,681
Interest Income (Expense), net
The following table presents the components of interest income (expense), net:

	Three Months Ending September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Interest income	$56,998	$6	$60,492	$16
Interest expense	(9)	(14)	(54)	(58)
Interest income (expense), net	$56,989	$(8)	$60,438	$(42)

Revenue Recognition
Components of revenue:
The following table presents the components of revenue:

	Three Months Ending September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Software revenue	$3,011	$2,850	$10,284	$9,471
Professional consulting revenue	3,988	4,832	13,699	13,725
Maintenance revenue	1,450	1,486	4,252	4,104
Ancillary service revenue	4,706	4,255	13,895	12,508
Total revenue, net	$13,155	$13,423	$42,130	$39,808
Roll-forward of Allowance for Expected Credit Losses
The following table represents the roll-forward of the allowance for expected credit losses for the nine months ended September 30, 2024 and the year ended December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Balance at beginning of period	$510	$490
Current period provision for expected losses	25	115
Write-offs	(13)	(95)
Balance at end of period	$522	$510
Advertising and Marketing
Advertising and marketing expenses consist of advertising and payroll related expenses for personnel engaged in marketing, business development and selling activities. These costs are expensed as incurred.
Deferred Revenue
Deferred revenue consists of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services that will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months. As of September 30, 2024, there were $519,200 in deferred maintenance and support services and $2.3 million in deposits for future consulting services. As of December 31, 2023, there were $943,000 in maintenance and support services, and $2.2 million in deposits for future consulting services.
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
The Company’s current financial assets and liabilities approximate fair value due to their short-term nature and include cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities.

Property and Equipment
The following is a summary of property and equipment, net:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Leasehold improvements	$99	$166
Equipment, furniture, and fixtures	4,159	3,943
Property and equipment	4,258	4,109
Less: Accumulated depreciation and amortization	(3,802)	(3,606)
Property and equipment, net	$456	$503
Depreciation expense related to these assets for the three and nine months ended September 30, 2024 was $56,400 and $198,200, respectively, compared with $75,300 and $253,400 for the three and nine months ended September 30, 2023, respectively.

Share-Based Compensation

The Company recognizes share-based compensation expense based on the equity award’s grant date fair value. For grants of restricted stock units (“RSUs”) subject to service-based vesting conditions, the fair value is established based on the market price of the common stock on the date of the grant. For grants of performance-based restricted stock units (“pRSUs”) subject to market-based vesting conditions, the fair value is established using a Monte Carlo simulation lattice model. The determination of the fair value of share-based awards is affected by the Company’s stock price and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. The Company accounts for forfeitures as they occur. The grant date fair value of each RSU is amortized over the requisite service period.
Recent Authoritative Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expense, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for the fiscal years beginning after December 15, 2026, and for interim periods within the fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosure.

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which updates the required disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. ASU 2023-07 additionally requires that a public entity with a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures. This ASC is effective for fiscal years beginning after December 15, 2023, and will be effective for interim periods within fiscal years beginning after December 15, 2024. The Company does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.
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

NOTE 3 – EQUITY
Investment Agreement

On April 14, 2024, the Company entered into the Amended and Restated Investment Agreement (the “Investment Agreement”) among the Company, JPE and the other investors party thereto (collectively, the "Investors"), providing for, among other things, an aggregate investment by the Investors of $1.0 billion in cash in the Company. Pursuant to the Investment Agreement, we issued and sold an aggregate of 1,000,000 shares of Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), which are initially convertible into an aggregate of 219,010,074 shares of common stock at an initial conversion price of $4.566 per share and issued and sold warrants exercisable for an aggregate of 219,010,074 shares of common stock (the "Warrants"). Additionally, we amended the Company’s certificate of incorporation to, among other things, effect an 8:1 reverse stock split with respect to the Company’s common stock (the “Reverse Stock Split”). The Investment Agreement and related transactions closed on June 6, 2024 (the “Equity Investment”) and generated gross proceeds of approximately $1.0 billion before deducting fees and offering expenses.
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
Issuance of Convertible Preferred Stock

On June 6, 2024, under the terms of the Investment Agreement, the Company issued 1,000,000 shares of Convertible Preferred Stock. The Convertible Preferred Stock has an initial liquidation preference of $1.0 thousand per share, for an aggregate initial liquidation preference of $1 billion. The Convertible Preferred Stock is convertible at any time, in whole or in part and from time to time, at the option of the holder thereof into a number of shares of common stock equal to the then-applicable liquidation preference divided by the conversion price, which initially is $4.566 per share of common stock (subject to customary anti-dilution adjustments). Shares of Convertible Preferred Stock are initially convertible into an aggregate of 219,010,074 shares of common stock (after giving effect to the Reverse Stock Split). The Convertible Preferred Stock is not redeemable or subject to any required offer to purchase.

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

Dividends on the Convertible Preferred Stock are payable quarterly, when, as and if declared by the Board of Directors of the Company at the rate per annum of 9% per share on the then-applicable liquidation preference (subject to certain exceptions in the event that the Company pays dividends on shares of its common stock). During the quarter ended September 30, 2024, the Company paid $9.8 million of quarterly dividends to holders of Convertible Preferred Stock. Subsequent to the close of the quarter ended September 30, 2024, the Company paid $22.5 million of quarterly dividends to holders of Convertible Preferred Stock.
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
NOTE 4 – EARNINGS (LOSS) PER COMMON SHARE
The Company’s Convertible Preferred Stock is classified as a participating security in accordance with ASC 260. Basic and diluted earnings (loss) per share is computed using the two-class method, which is an earnings allocation method that determines earnings (loss) per share for common shares and participating securities. The weighted-average number of common shares outstanding used in the basic and diluted net loss per share calculation include pre-funded warrants as the pre-funded warrants are exercisable at any time for nominal consideration. Both basic and diluted earnings (loss) per common share are adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 2 – Basis of Presentation and Significant Accounting Policies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands, except per share data)
Basic and diluted earnings (loss) per share computation:
Net income (loss)	$17,132	$(2,110)	$16,680	$(1,489)
Less: Preferred stock dividend	(22,500)	—	(28,500)	—
Less: Undistributed earnings allocated to participating securities	—	—	—	—
(Loss) income attributable to common shareholders	(5,368)	(2,110)	(11,820)	(1,489)
Weighted-average common shares	325,030	657	109,576	657
Weighted average pre-funded warrants	33,783	—	11,343	—
Total weighted-average common shares outstanding	358,813	657	120,919	657
Basic and diluted earnings per share	$(0.01)	$(3.21)	$(0.10)	$(2.27)
The following table summarizes securities that, if exercised, would have a antidilutive effect on diluted earnings per share attributable to the common shareholder.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in thousands)
Stock options	—	20	—	20
Convertible Preferred Stock	219,010	—	219,010	—
Warrants	219,010	—	219,010	—
Stock-based awards	21,711	—	21,711	—
Total potential dilutive securities not included in earnings per share	459,731	20	459,731	20
NOTE 5 – INTANGIBLE ASSETS
Intangible assets consist of proprietary developed software, intellectual property, and customer lists. Proprietary developed software is carried at cost less accumulated amortization; intellectual property, customer lists and acquired contracts are carried at acquisition date fair value less accumulated amortization.

Intangible assets at September 30, 2024, and December 31, 2023, consisted of the following:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Proprietary developed software	$390	$390
Intellectual property, customer lists, and acquired contracts	9,048	9,069
Accumulated amortization	(5,192)	(4,540)
Total intangible assets	$4,246	$4,919
Amortization expense related to the above intangible assets for the three and nine months ended September 30, 2024 was $220,500 and $652,900, respectively, as compared with $162,000 and $485,900 for the three and nine months ended September 30, 2023.
NOTE 6 – LONG-TERM DEBT
As of September 30, 2024, the Company extinguished all long-term debt obligations. As of December 31, 2023, the Company’s long-term debt was $1.70 million.
NOTE 7 – LEASES
The Company has entered into lease commitments for equipment that meet the requirements for capitalization. The equipment has been capitalized and is included in property and equipment. The Company leases space in four different locations and has an equipment lease rental with monthly payments ranging from $3,000 to $10,500 that expire at various dates through September 2026.
On January 3, 2024, the Company extended an office lease for two years ended April 30, 2026. Monthly base rent is $10,300 for the first year and $10,500 for the second year. Accordingly, operating lease right of use assets and operating lease liabilities were recognized for the extension in the amount of $236,900 during the year ended December 31, 2023.
The table below presents the operating and financing lease-related assets and liabilities recorded on the unaudited condensed consolidated balance sheets:

(in thousands)		As of
Leases	Balance Sheet Classification	September 30, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets	$320	$522
Financing	Property and equipment, net	218	332
Total lease assets		$538	$854
Liabilities
Current:
Finance	Finance lease obligations – current portion	$126	$154
Operating	Operating lease liabilities – current portion	205	263
Non-current:
Finance	Finance lease obligations net of current portion	223	247
Operating	Operating lease liabilities net of current portion	115	259
Total lease liabilities		$669	$923
Total rent expense under operating leases for the three and nine months ended September 30, 2024 was $106,200 and $281,600, respectively, as compared with $106,800 and $319,900 for the three and nine months ended September 30, 2023, respectively.
During the nine months ended September 30, 2023, the Company entered into an operating lease to extend the lease for its Arizona location. Accordingly, operating lease right-of-use assets and operating lease liabilities were recognized in the amount of $108,300.
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
NOTE 9 – ASSET PURCHASE AGREEMENT
On November 13, 2023, SWK Technologies, Inc. acquired the customer list and prepaid time from clients of JCS Computer Resource Corporation (“JCS”) pursuant to an Asset Purchase Agreement for cash of $278,500 and a promissory note in the amount of $1.0 million (the “JCS Note”) for a total consideration of $1.3 million. The customer list was recognized as an intangible asset and will be amortized over its estimated useful life. The JCS Note balance was paid in full on July 24, 2024.
NOTE 10 – INCOME TAXES

The Company’s interim provision (benefit) for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rates for the three and nine months ended September 30, 2024 was 25.8% and 25.9%, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2023 were 17.8% and 16.1%, respectively. The Company’s effective tax rates for the three and nine months ended September 30, 2024 were based on the the United States federal statutory tax rate of 21% and certain state jurisdictional income tax rates, adjusted for permanent items including transaction costs.
NOTE 11 – EQUITY-BASED COMPENSATION
At the special meeting of the Company's stockholders on May 30, 2024, the stockholders approved the QXO, Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of options intended to qualify as incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted share awards, RSUs, performance awards, cash incentive awards, deferred share units and other equity-based and equity-related awards, as well as cash-based awards.
Subject to adjustment for changes in capitalization, the maximum aggregate number of shares of common stock that may be delivered pursuant to awards granted under the 2024 Plan shall be equal to 30,000,000 (the “Plan Share Limit”), of which 30,000,000 shares of common stock may be delivered pursuant to ISOs granted under the 2024 Plan (such amount, the “Plan ISO Limit”). The Company may act prior to the first day of any calendar year to provide that there shall be no increase in the Plan Share Limit for such calendar year or that the increase in the Plan Share Limit for such calendar year shall be a lesser number of shares than would otherwise occur. The number of shares of common stock covered by the Plan Share Limit shall automatically increase on January 1 of each calendar year commencing with January 1, 2025 and on each January 1 thereafter until the 2024 Plan expiration date in an amount equal to 3% of the sum of: i) the number of shares of common stock outstanding as of December 31 of the preceding calendar year, and ii) the number of shares of common stock into which the Convertible Preferred Stock outstanding on December 31 of the preceding calendar year are convertible.

RSUs

The Company granted RSUs which vest subject to the employee’s continued employment with the Company through the applicable vesting date. The Company recorded share-based compensation expense for RSUs on a straight-line basis over the requisite service period.

The following table summarizes the activity related to the Company’s RSUs awards for the nine months ended September 30, 2024:

(in thousands, except for weighted average grant date fair value)	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at beginning of period	—	$—
Granted	13,291	11.52
Balance at end of period	13,291	$11.52

As of September 30, 2024, total unrecognized compensation expense related to unvested RSUs was $148.1 million and is expected to be recognized over a weighted-average period of 5.18 years.

pRSUs

The Company granted pRSUs which include a service-based vesting condition and a market condition for exercisability. The service condition is subject to the employee’s continued employment with the Company through the applicable vesting date. The vesting of certain pRSUs is also subject to achievement of performance goals relating to the Company’s TSR compared to the TSR ranking of each company that is in the S&P 500 index. The performance goals for a portion of the pRSUs will be measured over a cumulative performance period ending on December 31, 2028, and the performance goals for the remainder of the pRSUs will be measured based on designated performance periods that occur within such cumulative period.

The following table summarizes the market based conditions:

Percentile Position vs. S&P 500 Index Companies	Units Earned as a Percentage of Target
Below 55th Percentile	—%
55th Percentile	100%
65th Percentile	150%
75th Percentile	175%
80th Percentile	200%
90th Percentile	225%

The following table summarizes the activity related to the Company’s pRSUs for the nine months ended September 30, 2024:

(in thousands, except for weighted average grant date fair value)	Number of pRSUs	Weighted Average Grant Date Fair Value
Balance at beginning of period	—	$—
Granted	8,420	20.24
Balance at end of period	8,420	$20.24

As of September 30, 2024, total unrecognized compensation expense related to unvested pRSUs was $161.5 million and is expected to be recognized over a weighted-average period of 3.72 years.

The fair value of the RSUs with a market condition was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for the Company and peer companies with the following assumptions

Performance Period	4.42 years
Weighted-average risk-free interest rate	4.03%
Weighted-average expected volatility	40%
Weighted-average dividend yield	0%

The risk-free interest rate is based on the U.S. Treasury yield curve with a term equal to the expected term of the pRSU in effect at the time of grant. Expected volatility is based on historical volatility of the stock of the Company’s peer industry group.

As of September 30, 2024, there were 8.3 million additional shares of the Company’s common stock reserved for future issuance under the 2024 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
pRSUs	$8,885	$—	$8,885	$—
RSUs	5,100	—	5,100	—
Stock options	—	—	—	41
Total share-based compensation expense	$13,985	$—	$13,985	$41

The RSUs and pRSUs may vest in whole or in part before the applicable vesting date if the grantee’s employment is terminated by the Company without cause or by the grantee with good reason (as defined in the grant agreement), upon death or disability of the grantee or in the event of a change in control of the Company. Upon vesting, the RSUs and pRSUs result in the issuance of shares of the Company’s common stock after required tax withholdings. The holders of the RSUs and pRSUs do not have the rights of a stockholder and do not have voting rights until shares are issued and delivered in settlement of the awards.

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
Overview
QXO, Inc. (“QXO”, “we”, or the “Company”) was formerly known as SilverSun Technologies, Inc. (“SilverSun”). On June 6, 2024, we changed the Company’s name from SilverSun to QXO and changed its ticker symbol on the Nasdaq Capital Market from SSNT to QXO, upon completing a $1.0 billion cash investment in SilverSun by Jacobs Private Equity II, LLC (“JPE”) and certain minority co-investors. Refer to Note 3 - Equity of the “Notes to the Condensed Consolidated Financial Statements” for further details about the investment and related changes to our capital structure.

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
Our Company has executed this plan successfully to expand into new geographies and create additional revenue and profit streams. This has strengthened our legacy operating platform and expanded our footprint to nearly every U.S. state, with concentrations in Arizona, California, Connecticut, Illinois, New Jersey, New York, North Carolina, Oregon and Washington as of September 30, 2024.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results:

(in thousands, except percentages)	Three Months Ended					Nine Months Ended
				% of net revenue					% of net revenue
	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	% Change	September 30, 2024	September 30, 2023
Condensed Consolidated Statements of Operations
Revenue:
Software product, net	$3,028	$2,850	6.2%	23.0%	21.2%	$10,284	$9,471	8.6%	24.4%	23.8%
Service and other, net	10,127	10,573	(4.2%)	77.0%	78.8%	31,846	30,337	5.0%	75.6%	76.2%
Total revenue, net	13,155	13,423	(2.0%)	100.0%	100.0%	42,130	39,808	5.8%	100.0%	100.0%
Cost of revenue:
Product	1,822	1,754	3.9%	13.9%	13.1%	6,390	5,714	11.8%	15.2%	14.4%
Service and other	5,891	6,319	(6.8%)	44.8%	47.1%	18,846	18,201	3.5%	44.7%	45.7%
Total cost of revenue	7,713	8,073	(4.5%)	58.6%	60.1%	25,236	23,915	5.5%	59.9%	60.1%
Operating expenses:
Selling, general and administrative expenses	39,023	7,712	406.0%	296.6%	57.5%	54,047	17,018	217.6%	128.3%	42.8%
Depreciation and amortization expenses	245	196	25.0%	1.9%	1.5%	746	608	22.7%	1.8%	1.5%
Total operating expenses	39,268	7,908	396.6%	298.5%	58.9%	54,793	17,626	210.9%	130.1%	44.3%
Loss from operations	(33,826)	(2,558)	NM	(257.1%)	(19.1%)	(37,899)	(1,733)	NM	(90.0%)	(4.4%)
Interest income (expense), net	56,989	(8)	NM	433.2%	(0.1)%	60,438	(42)	NM	143.5%	(0.1%)
Income (loss) before taxes	23,163	(2,566)	NM	176.1%	(19.1%)	22,539	(1,775)	NM	53.5%	(4.5%)
Provision (benefit) for income taxes	6,031	(456)	NM	45.8%	(3.4%)	5,859	(286)	NM	13.9%	(0.7%)
Net income (loss)	$17,132	$(2,110)	NM	130.2%	(15.7%)	$16,680	$(1,489)	NM	39.6%	(3.7%)

NM = Not Meaningful
Revenue, net
Our consolidated net revenue for the third quarter of 2024 remained relatively consistent, slightly decreasing $268,000 or 2.0%, compared with the same period in the prior year. Our consolidated net revenue for the nine months of 2024 increased $2.3 million or 5.8% compared with the same period in the prior year. Net revenue for the nine months increased across our lines of business as we grew our customer base through strategic acquisitions and continued renewals of our subscription-based services. Specifically, software product revenue increased as we expanded our Sage Intacct and Acumatica product lines, and service revenue increased as we expanded our hosting application services and consulting practices.

Cost of revenue
Cost of revenue for the three months ended September 30, 2024 decreased $360,000 or 4.5%, compared with the same period in the prior year. As a percentage of revenue, margin expanded to 41.4%, compared with 39.9% for the same period in the prior year. Margin expansion in the period is attributed to improved operational productivity in serving customer demand. For the nine months of 2024, cost of revenue increased $1.3 million or 5.5% associated with the increase in revenue, compared with the same period in the prior year. Margin increased to 40.1%, compared with 39.9% for the same period in the prior year, as we expanded our product offerings in newly acquired lines of business to grow our customer base.
Operating expenses
Selling, general and administrative expenses for the third quarter of 2024 increased $31.3 million or 406.0%, compared with the same period in the prior year. Selling, general and administrative expenses for the nine months of 2024 increased $37.0 million or 217.6%, compared with the same period in the prior year. The year-over-year increases in operating expenses are primarily due to: i) salary and expense and share-based compensation associated with the Company’s new senior management team put in place to execute our expansive growth plan, ii) the severance payment contemplated in the Investment Agreement for Mark Meller and, iii) certain transaction costs associated with the private placements.

Depreciation and amortization expense for the third quarter of 2024 increased $49,000 or 25.0%, compared with the same period in the prior year. Depreciation and amortization expense for the first nine months of 2024 increased $138,000 or 22.7%, compared with the same period in the prior year. The year-over-year increases are attributed to higher amortization expense associated with the acquisition of JCS in 2023.
Interest income (expense), net

Interest income increased $57.0 million and $60.5 million for the three- and nine-month periods ended September 30, 2024, compared with the same periods in the prior year. The increase is attributed to the interest earned on our cash position due to the cash infusion from the Equity Investment and the private placements that closed in July 2024.
Non-GAAP Financial Measures
Adjusted EBITDA

To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization; share-based compensation; income tax (benefit) provision; interest (income) expense; transaction costs; severance costs and other items that we do not consider representative of our underlying operations. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure. Management uses Adjusted EBITDA in making financial, operating and planning decisions and evaluating QXO’s ongoing performance.

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

Because of these limitations, you should consider Adjusted EBITDA alongside other financial performance measures, net income (loss), and our other GAAP results.
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$17,132	$(2,110)	$16,680	$(1,489)
Add (deduct):
Depreciation and amortization	277	237	851	739
Share-based compensation	13,985	—	13,985	41
Interest (income) expense	(56,989)	8	(60,438)	42
Provision (benefit) for income taxes	6,031	(456)	5,859	(286)
Transaction costs	8,095	2,986	8,118	2,986
Severance costs	—	—	2,768	—
Adjusted EBITDA	$(11,469)	$665	$(12,177)	$2,033

The year-over-year declines in three- and nine-month 2024 Adjusted EBITDA were due to higher employee-related costs in the third quarter, reflecting the introduction of a new senior management team to execute the Company’s expansive growth plan.

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
Under the terms of the Investment Agreement, we declared a $17.4 million aggregate cash dividend to its stockholders of record as of the day before the closing of the Equity Investment. The dividend was paid from proceeds received from the Equity Investment. Under the terms of the Convertible Preferred Stock, dividends are paid quarterly when, as and if declared by our Board of Directors (the “Board”), at the rate per annum of 9% per share. During the quarter ended September 30, 2024, we paid $9.8 million of quarterly dividends to holders of Convertible Preferred Stock. Subsequent to the close of the quarter ended September 30, 2024, we paid $22.5 million of quarterly dividends to holders of Convertible Preferred Stock.

The Company’s cash balance was $5.04 billion as of September 30, 2024 and consisted primarily of cash on deposit with banks and investments in money market funds. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Cash provided by operating activities
Cash provided by operating activities increased by $30.1 million, compared with the same period in the prior year. The year-over-year increase is attributed to interest income earned in the period offset by higher personnel costs associated with the execution of the Company's strategy as contemplated in the Investment Agreement.
Cash used in investing activities
Cash used in investing activities decreased by $11,000, compared with the same period in the prior year. Investment in capital expenditures is mainly associated with IT equipment to support the business.
Cash provided by (used in) financing activities
Cash provided by financing activities was $5.0 billion, compared with $1.9 million of cash used in financing activities in the same period in the prior year. The year-over-year increase is attributed to the Equity Investment of June 6, 2024 and the private placements in July 2024. The Company paid the common stock dividend, the preferred stock dividend, and paid its long-term debt obligations with proceeds from these investments.
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
As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information related to our legal proceedings, refer to Note 8 – Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report.
Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information
None.

Item 6. Exhibits

10.1	Employment Agreement, dated as of July 17, 2024, by and between QXO, Inc. and Ihsan Essaid.*
10.2
Form of Purchase Agreement, dated as of July 22, 2024, by and between QXO, Inc. and the Investors signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 22, 2024).

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
QXO, INC.

Dated: November 13, 2024	By:	/s/ Brad Jacobs
Brad Jacobs Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2024	By:	/s/ Ihsan Essaid
Ihsan Essaid Chief Financial Officer
(Principal Financial Officer)