Form 10-K
period 2024-12-31
QXO, Inc.
filed 2025-03-04
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
____________________________
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-38063
QXO, INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1633636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Five American Lane
Greenwich, CT 06831
(Address of principal executive offices)
(888) 998-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	QXO	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $47.7 million as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock on that date.
As of February 25, 2025, the registrant had 409,430,195 shares of its common stock, par value $0.00001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement (“Proxy Statement”) relating to the 2025 Annual Meeting of Stockholders, to be held on May 12, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements. Statements that are not historical facts, including statements about beliefs, expectations, targets and goals are forward-looking statements. These statements are based on plans, estimates, expectations and/or goals at the time the statements are made, and readers should not place undue reliance on them. In some cases, readers can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “expect,” “opportunity,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “goal,” or “continue,” or the negative of these terms or other comparable terms. Forward-looking statements involve inherent risks and uncertainties and readers are cautioned that a number of important factors could cause actual results to differ materially from those contained in any such forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, among others:
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
•uncertainties regarding general economic, business, competitive, legal, regulatory, tax and geopolitical conditions; and
•other factors, including those set forth in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”), including this Annual Report.
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

PART I
Item 1. Business Overview
QXO, Inc. (“QXO”, “we”, or the “Company”) was formerly known as SilverSun Technologies, Inc. (“SilverSun”). On June 6, 2024, we changed the Company’s name from SilverSun to QXO and changed its ticker symbol on the Nasdaq Stock Market, LLC (“Nasdaq”) from SSNT to QXO, upon completing a $1.0 billion cash investment in SilverSun by Jacobs Private Equity II, LLC (“JPE”) and certain minority co-investors. Refer to Note 3 - Equity of Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report for further details about the investment and related changes to our capital structure. On January 17, 2025, we transferred the listing of our common stock, par value $0.00001 per share (the “common stock”), from Nasdaq to the New York Stock Exchange (the “NYSE”). The Company’s listing and trading of the common stock on Nasdaq ended at market close on January 16, 2025. The Company’s common stock began trading on the NYSE on January 17, 2025.
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
Our Strategy
Our strategy is to create a tech-forward leader in the $800 billion building products distribution industry with the goal of generating outsized stockholder value through accretive acquisitions and organic growth, including greenfield openings, and operational transformation of acquired businesses. We are executing our strategy toward a target of tens of billions of dollars of annual revenue in the next decade.
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
Our legacy business has five core components:
•Enterprise Resource Planning Software
Substantially all our initial sales of enterprise resource planning (“ERP”) financial accounting solutions consist of pre-packaged software and associated services to customers in the United States. We resell Sage, Accumatica, and other ERP software products, and provide related services, including installation, implementation, support, training, and a technical help desk.
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
•IT Managed Network Services and Business Consulting
We provide comprehensive managed Software-as-a-Service (“SaaS”) solutions, such as infrastructure-as-a-service, cybersecurity, cloud hosting, business continuity, disaster recovery, data back-up, network maintenance and server applications upgrade services.

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
Our Company has executed this plan successfully to expand into new geographies and create additional revenue and profit streams. This has strengthened our legacy operating platform and expanded our footprint to nearly every U.S. state.
Industry
As a value-added reseller of business application software, we offer solutions for accounting and business management, financial reporting, managed services, ERP, human capital management (HRM), warehouse management system (WMS), customer relationship management (CRM), and business intelligence (BI). Additionally, we have our own development staff building software solutions for various ERP enhancements. Our value-added services focus on consulting and professional services, specialized programming, training, and technical support. The majority of our customers are small and mid-sized companies.
Customers and Markets
We market our products primarily throughout North America. For the years ended December 31, 2024 and 2023, no single customer accounted for ten percent or more of our consolidated revenues base.
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
Competition
Our markets are highly fragmented, and the business is characterized by a large number of participants, including several large companies, as well as a significant number of small, privately-held, local competitors. A significant portion of our revenue is currently derived from requests for proposals (“RFPs”) and price is often an important factor in awarding such agreements. Accordingly, our competitors may underbid us if they elect to price their services aggressively to procure such business. Our competitors may also develop the expertise, experience and resources to provide services that are equal or superior in both price and quality to our services, and we may not be able to enhance our competitive position. The principal competitive factors for our professional services include geographic presence, breadth of service offerings, technical skills, quality of service and industry reputation. We believe we compete favorably with our competitors on the basis of these factors.
Human Capital
As of December 31, 2024, we had 211 full time employees with 53 of our employees engaged in sales and marketing activities, 96 employees engaged in service fulfillment, and 62 employees performing administrative functions. Our future success depends in significant part upon the continued services of our key sales, technical, and senior management personnel and our ability to attract and retain highly qualified sales, technical, and managerial personnel. None of QXO’s employees are represented by a collective bargaining agreement and QXO has never experienced a work stoppage.

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
Information about our Executive Officers
The following table and biographical summaries set forth information, including principal occupation and business experience, about our executive officers:

Name	Age	Position

Brad Jacobs	68	Chief Executive Officer

Ihsan Essaid	57	Chief Financial Officer

Chris Signorello	51	Chief Legal Officer
Brad Jacobs has served as Chief Executive Officer and Chairman of our Board of Directors (the “Board”) since June 6, 2024. He has been the executive chairman of the board of directors of XPO, Inc. (“XPO”) since November 1, 2022, and was previously chairman and chief executive officer from September 2, 2011 to November 1, 2022. Mr. Jacobs has served as non-executive chairman of the board of directors of GXO Logistics, Inc. since August 2, 2021, and RXO, Inc. since November 1, 2022. Additionally, he is the managing member of Jacobs Private Equity, LLC and Jacobs Private Equity II, LLC. Prior to XPO, Mr. Jacobs led two public companies: United Rentals, Inc., which he founded in 1997, and United Waste Systems, Inc., which he founded in 1989. Mr. Jacobs served as chairman and chief executive officer of United Rentals for that company’s first six years and as its executive chairman for an additional four years. He served eight years as chairman and chief executive officer of United Waste Systems.
Ihsan Essaid has served as Chief Financial Officer since July 15, 2024. Mr. Essaid most recently served as global head of M&A at Barclays, after previously serving as the bank's co-head of global M&A and co-head of Americas M&A. He has more than three decades of experience in global investment banking, where he has provided critical advisory services for large M&A and capital markets transactions. Prior to Barclays, Essaid was a managing director of media and telecom M&A at Credit Suisse from 2015 to 2021. Earlier, he was a partner at Perella Weinberg Partners.
Chris Signorello has served as Chief Legal Officer since June 6, 2024. Mr. Signorello previously served in senior legal roles with XPO, Inc. from 2017 to 2023, most recently as deputy general counsel and chief compliance officer from 2021 to 2023. Prior to XPO, he was with industrial and consumer products leader Henkel Corporation for nearly a decade, where he was associate general counsel, among other leadership positions. Earlier, he spent nine years with the product liability and commercial litigation practice groups at Goodwin Procter LLP.
Available Information
Our website address is www.qxo.com. We promptly make available on our investor relations website, free of charge, the reports that we file or furnish with the SEC, corporate governance information (including our Code of Business Ethics) and select press releases. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding QXO and other issuers that file electronically with the SEC.

Item 1A. Risk Factors
The following are important factors that could affect our business, financial condition or results of operations and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Annual Report, our other filings with the SEC or in presentations such as telephone conferences and webcasts open to the public. You should carefully consider the following factors in conjunction with this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 – Part II and our consolidated financial statements and related notes in Item 8 – Part II. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition or results of operations. If any of the following risks actually occur, or other risks that we are not aware of become material, our business, financial condition, results of operations and future prospects could be materially and adversely affected.
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
In addition, pursuant to the Company’s registration rights agreement with JPE and certain other investors party thereto, JPE has certain demand registration rights that may require us to conduct underwritten offerings of shares. Any shares of common stock sold in these offerings will be freely tradable. In the event such registration rights are exercised and a large number of shares of common stock is sold, such sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.
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
There has been limited trading volume of our common stock since we began trading on Nasdaq and, following the transfer of our listing in January 2025, the NYSE. An active, liquid trading market for our common stock may not be sustained. The lack of an active market may reduce the market price of our common stock, and you may not be able to sell your shares at an attractive price, or at all. An inactive market may also impair our ability to raise capital by selling shares of our common stock in the future and may impair our ability to enter into strategic collaborations or acquire companies by using our shares of common stock as consideration.
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
Pursuant to private placements, certain institutional and accredited investors acquired shares of our common stock at a purchase price of $9.14 per share and Pre-Funded Warrants to purchase shares of our common stock at a purchase price of $9.13999 per Pre-Funded Warrant. Furthermore, certain investors purchased Convertible Preferred Stock that is convertible into shares of our common stock at an initial conversion price of $4.566. Because the current market price of our common stock as of the date of this Annual Report is higher than the effective purchase price such investors paid for their securities, there may be a higher likelihood that such investors will sell their shares in the near term. Public investors who purchased our common stock on Nasdaq or, following the transfer of our listing in January 2025, NYSE may not experience a similar rate of return due to differences in the purchase prices they have paid and the purchase prices paid by such investors.
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
In addition, under our Fifth Amended and Restated Certificate of Incorporation (the “Charter”), JPE, which is controlled by Mr. Jacobs, is currently entitled to designate a majority of persons to the Board in connection with each meeting of stockholders at which directors are to be elected because the investors (the “Investors”) party to the Investment Agreement (as defined below) beneficially own or control approximately 49.2% of the voting power of our capital stock when calculated on a fully-diluted, as-converted basis, assuming the exercise of the Company Warrants. JPE currently holds 900,000 shares of Convertible Preferred Stock and 197,109,065 Warrants, which may be converted or exchanged into an aggregate of 394,218,132 shares of common stock. So long as the Investors party to the Investment Agreement collectively own or control (together with their affiliates) Convertible Preferred Stock, shares of common stock or other voting securities, or Warrants exercisable for such securities, representing, in the aggregate, at least 45% of the total voting power of the capital stock of the Company, calculated on a fully-diluted, as-converted basis, JPE will continue to be entitled to designate a majority of persons to our Board. JPE’s right to designate persons to the Board will generally decrease proportionally together with a decrease in the Investors’ ownership or control (together with affiliates) of Convertible Preferred Stock, shares of common stock or other voting securities, or Warrants exercisable for such securities, calculated on a fully diluted, as-converted basis. Accordingly, Mr. Jacobs may be able to exercise significant influence over our business policies and affairs.
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
Risks Related to Our Legacy Business
Our legacy business may fail to develop new products or may incur unexpected expenses or delays.
Although our legacy business currently has fully developed products available for sale, our legacy business may need to develop various new technologies, products and product features and remain competitive. Due to the risks inherent in developing new products and technologies — limited financing, loss of key personnel, and other factors — our legacy business may fail to develop these technologies and products or may experience lengthy and costly delays in doing so. Although the legacy business licenses some of our technologies in their current stage of development, we cannot assure that the legacy business will be able to develop new products or enhancements to our existing products in order to remain competitive.
If the technologies and products of our legacy business contain defects or otherwise do not work as expected, we may incur significant expenses in attempting to correct these defects or in defending lawsuits over any such defects.
Software products are not currently accurate in every instance and may never be. Furthermore, our legacy business could inadvertently release products and technologies that contain defects. In addition, third-party technology that is included in such products could contain defects. We may incur significant expenses to correct such defects. Clients who are not satisfied with such products or services could bring claims against us for substantial damages. Such claims could cause us to incur significant legal expenses and, if successful, could result in the plaintiffs being awarded significant damages.

The software and technology industry is highly competitive. If our legacy business cannot develop and market desirable products that the public is willing to purchase, such business will not be able to compete successfully.
Our legacy business has many potential competitors in the software industry. The ability of our legacy business to compete effectively may be adversely affected by the ability of these competitors to devote greater resources to the development, sales, and marketing of their products than are available to our legacy business. Some of our legacy business’s competitors, also, offer a wider range of software products, have greater name recognition and more extensive customer bases than our legacy business. These competitors may be able to respond more quickly to new or changing opportunities, customer desires, as well as undertake more extensive promotional activities, offer terms that are more attractive to customers and adopt more aggressive pricing policies than our legacy business. We cannot provide any assurances that our legacy business will be able to compete successfully against present or future competitors or that the competitive pressure will not force us to cease operations of our legacy business.
If we are not able to protect our trade secrets through enforcement of our confidentiality and non-competition agreements, then our legacy business may not be able to compete effectively.
We attempt to protect the trade secrets, including the processes, concepts, ideas and documentation associated with our technologies for our legacy business, through the use of confidentiality agreements and non-competition agreements with our current employees and with other parties to whom we have divulged such trade secrets. If the employees or other parties breach our confidentiality agreements and non-competition agreements or if these agreements are not sufficient to protect our technology or are found to be unenforceable, our competitors could acquire and use information that we consider to be our trade secrets and our legacy business may not be able to compete effectively.
We may unintentionally infringe on the proprietary rights of others.
Many lawsuits currently are being brought in the software industry alleging violation of intellectual property rights. Although we do not believe that we are infringing on any patent rights, patent holders may claim that we are doing so. Any such claim would likely be time-consuming and expensive to defend, particularly if we are unsuccessful, and could prevent us from selling the products or services of our legacy business. In addition, we may also be forced to enter into costly and burdensome royalty and licensing agreements.
The industry of our legacy business is characterized by rapid technological change and failure to adapt its product development to these changes may cause its products to become obsolete.
Our legacy business participates in a highly dynamic industry characterized by rapid change and uncertainty relating to new and emerging technologies and markets. Future technology or market changes may cause some of its products to become obsolete more quickly than expected.
The trend toward consolidation in the industry of our legacy business may impede its ability to compete effectively.
As consolidation in the software industry continues, fewer companies dominate particular markets, changing the nature of the market and potentially providing consumers with fewer choices. Also, many of these companies offer a broader range of products than our legacy business, ranging from desktop to enterprise solutions. Our legacy business may not be able to compete effectively against these competitors. The trend toward consolidation in our industry may result in increased competition in acquiring these technologies, people or products, resulting in increased acquisition costs or the inability to acquire the desired technologies, people or products.
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
We regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from cybersecurity incidents in a timely manner. Our security operations team (“SOT”), which is comprised of internal security professionals and reports to the Chief Information Officer (“CIO”), has first line responsibility for our cybersecurity risk management processes as they relate to day-to-day operations. Our audit and compliance team (“ACT”), which is comprised of a team lead and the CIO, has second line responsibility and works in partnership with our executive leadership team (“ELT”) and other internal teams to coordinate efforts, priorities and oversight. Our ACT assesses cybersecurity threats and risks based on probability and potential impact to key business systems and processes. Threats and risks that can cause major damage or service impact that the ACT considers high are incorporated into our overall risk management program. The ACT develops a mitigation plan for each identified high threat and risk and reports its progress with respect to mitigation of such threats and risks to the Technology Risk Management Committee, which is part of our ELT and consists of both management-level employees and members of the Board; such high-level cybersecurity threats and risks are tracked as part of our overall risk management program.
We collaborate with third parties to assess the effectiveness of our cybersecurity incident prevention and response systems and processes as our SOT deems necessary or appropriate. These include cybersecurity assessors, consultants, and other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity threats and risks, as well as to support associated mitigation plans when necessary. Our System and Organization Controls (SOC) Type 2 audit, completed in September 2024, attests to the effectiveness of our security and risk management controls. We have also developed a third-party cybersecurity risk management process to conduct due diligence on external entities critical to our ongoing business operations, including those that perform cybersecurity services.
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
The ACT, in consultation with the ELT and other members of senior management, updates its strategy at least annually to account for changes in our business strategy, legal and regulatory developments across our geographic footprint and further developments in the cybersecurity threat landscape. In addition, we periodically engage a third-party provider to conduct an external assessment of our cybersecurity program. The results of this assessment, which are reported to the Board, assist us in determining whether any further changes to our existing policies and practices are warranted.
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

As of December 31, 2024, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see our Risk Factors discussion under the headings “General Risks – We could be affected by cyberattacks or beaches of our information systems, any of which could have a material adverse effect on our business” and “General Risks – A failure of our information technology infrastructure, information systems, networks or processes may materially adversely affect our business” in this Annual Report.
Item 2. Properties
We lease and operate our corporate offices in five locations, including our headquarters in Greenwich, Connecticut. The following table sets forth the location, use, and size of certain of our properties as of February 25, 2025:

Use	Location	Square Footage
Corporate Office	Greenwich, CT	3,100
Corporate Office	East Hanover, NJ	5,129
Corporate Office	Greensboro, NC	2,267
Corporate Office	Sisters, OR	545
Corporate Office	Phoenix, AZ	2,105

We believe that all of our properties have been adequately maintained, are in good condition, and are generally suitable and adequate for our current needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.
Item 3. Legal Proceedings
For information related to our legal proceedings, refer to Note 8 – Commitments and Contingencies of Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Beginning on January 17, 2025, the Company’s common stock began trading on the NYSE under the symbol “QXO”, and prior to that date the Company’s common stock was traded on Nasdaq under the same symbol.
Holders of Common Equity
As of February 25, 2025, there were 273 stockholders of record. An additional number of stockholders are beneficial holders of our common stock in “street name” through banks, brokers and other financial institutions that are the record holders.
Dividend Information
On June 12, 2024, the Board paid a $17.4 million special cash dividend to its stockholders of record in connection with the Amended and Restated Investment Agreement, entered into in April 2024 (the “Investment Agreement”), among the Company, Jacobs Private Equity II, LLC (“JPE”) and the other investors party thereto, and related transactions. See Note 3 - Equity of Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report for additional information regarding the Investment Agreement and dividends.
The declaration of any future cash dividends is at the discretion of the Board and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.
Unregistered Equity Securities
There were no unregistered sales of the Company’s equity securities during 2024 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Transfer Agent
Our transfer agent is Equiniti Trust Company, LLC, which is located at 48 Wall Street, Floor 23, New York, NY 10005.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent that there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.
Overview
QXO, Inc. (“QXO”, “we”, or the “Company”) was formerly known as SilverSun Technologies, Inc. (“SilverSun”). On June 6, 2024, we changed the Company’s name from SilverSun to QXO and changed its ticker symbol on Nasdaq from SSNT to QXO, upon completing a $1.0 billion cash investment in SilverSun by Jacobs Private Equity II, LLC (“JPE”) and certain minority co-investors. Refer to Note 3 - Equity of Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report for further details about the investment and related changes to our capital structure. On January 17, 2025, the Company transferred the listing of its common stock, par value $0.00001 per share (the “common stock”), from Nasdaq to the NYSE. The Company’s listing and trading of the common stock on Nasdaq ended at market close on January 16, 2025. The Company’s common stock began trading on the NYSE on January 17, 2025.
QXO, Inc. is a technology solutions and professional services company that helps businesses manage and monetize their enterprise assets. We do this through our operations, which provide critical software applications, consulting and other professional services, including specialized programming, training and technical support. Our customers are primarily small and mid-sized companies in the manufacturing, distribution and service industries.
Our strategy is to create a tech-forward leader in the $800 billion building products distribution industry with the goal of generating outsized stockholder value through accretive acquisitions and organic growth, including greenfield openings and operational transformation of acquired businesses. We are executing our strategy toward a target of tens of billions of dollars of annual revenue in the next decade.

Results of Operations for the Year Ended December 31, 2024 and 2023
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results:

(in thousands, except percentages)	Year Ended
				% of net revenue
	December 31, 2024	December 31, 2023	% Change	December 31, 2024	December 31, 2023
Consolidated Statements of Operations
Revenue:
Software product, net	$15,261	$14,111	8.1%	26.8%	25.9%
Service and other, net	41,612	40,406	3.0%	73.2%	74.1%
Total revenue, net	56,873	54,517	4.3%	100.0%	100.0%
Cost of revenue:
Product	9,434	8,513	10.8%	16.6%	15.6%
Service and other	24,507	24,390	0.5%	43.1%	44.7%
Total cost of revenue	33,941	32,903	3.2%	59.7%	60.3%
Operating expenses:
Selling, general and administrative expenses	92,943	22,097	320.6%	163.4%	40.5%
Depreciation and amortization expenses	989	828	19.4%	1.7%	1.5%
Total operating expenses	93,932	22,925	309.7%	165.1%	42.0%
Loss from operations	(71,000)	(1,311)	NM	(124.8%)	(2.4%)
Interest income (expense), net	121,812	(56)	NM	214.2%	(0.1%)
Income (loss) before taxes	50,812	(1,367)	NM	89.3%	(2.5%)
Provision (benefit) for income taxes	22,843	(297)	NM	40.2%	(0.5%)
Net income (loss)	$27,969	$(1,070)	NM	49.2%	(2.0%)

NM = Not Meaningful
Revenue, net
Our consolidated net revenue for the year ended December 31, 2024 increased $2.4 million or 4.3% compared with the same period in the prior year. Net revenue for the year ended December 31, 2024 increased across our lines of business as we grew our customer base through strategic acquisitions and continued renewals of our subscription-based services. Specifically, software product revenue increased as we expanded our Sage Intacct and Acumatica product lines, and service revenue increased as we expanded our hosting application services and consulting practices.
Cost of revenue
Cost of revenue for the year ended December 31, 2024 increased $1.0 million or 3.2% associated with the increase in revenue, compared with the same period in the prior year. Margin increased to 40.3%, compared with 39.6% for the same period in the prior year, as we expanded our product offerings in newly acquired lines of business to grow our customer base.
Operating expenses
Selling, general and administrative expenses for the year ended December 31, 2024 increased $70.8 million or 320.6%, compared with the same period in the prior year. The year-over-year increases in operating expenses are primarily due to: i) salary and expense and share-based compensation associated with the new senior management team put in place to execute our expansive growth plan, ii) the severance payment contemplated in the Investment Agreement for Mark Meller and, iii) certain transaction costs associated with the private placements and our strategic plan.
Depreciation and amortization expense for the year ended December 31, 2024 increased $0.2 million or 19.4%, compared with the same period in the prior year. The year-over-year increases are attributed to higher amortization expense associated with the acquisition of JCS in 2023.

Interest income (expense), net
Interest income for the year ended December 31, 2024 increased $121.9 million, compared with the same period in the prior year. The increase is attributed to the interest earned on our cash position due to the cash infusion from the Equity Investment (as defined below) and the private placements that closed in July 2024.
Non-GAAP Financial Measures
Adjusted EBITDA
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Annual Report Adjusted EBITDA, a non-GAAP financial measure that we calculate as net income (loss) excluding depreciation and amortization; share-based compensation; income tax (benefit) provision; interest (income) expense; transaction costs; transformation costs; severance costs and other items that we do not consider representative of our underlying operations. We have provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure. Management uses Adjusted EBITDA in making financial, operating and planning decisions and evaluating QXO’s ongoing performance.
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
The following table presents a reconciliation of net income (loss) to Adjusted EBITDA.

	Year Ended December 31,
(in thousands)	2024	2023
Reconciliation of net income (loss) to Adjusted EBITDA
Net income (loss)	$27,969	$(1,070)
Add (deduct):
Depreciation and amortization	1,122	1,001
Share-based compensation	34,513	41
Interest (income) expense	(121,812)	56
Provision (benefit) for income taxes	22,843	(297)
Transaction costs	12,765	2,986
Severance costs	2,768	—
Adjusted EBITDA	$(19,832)	$2,717
The year-over-year decline for the year ended December 31, 2024 Adjusted EBITDA was due to higher employee-related costs, reflecting the introduction of a new senior management team to execute the Company’s expansive growth plan.
Liquidity and Capital Resources
On June 6, 2024, we closed the Equity Investment under the Investment Agreement that we entered into on April 14, 2024 among the Company, JPE and certain minority investors. Pursuant to the Investment Agreement, we issued and sold an aggregate of 1,000,000 shares of Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), which were initially convertible into an aggregate of 219,010,074 shares of common stock at an initial conversion price of $4.566 per share, and we issued and sold warrants exercisable for an aggregate of 219,010,074 shares of common stock (the “Warrants”). Upon closing, the Equity Investment generated gross proceeds of $1.0 billion, before deducting agent fees and offering expenses. For more information on the Investment Agreement, refer to Note 3 - Equity of Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report.

On June 13, 2024, we entered into purchase agreements with certain institutional and accredited investors to issue and sell in a private placement an aggregate of 340,932,212 shares of our common stock at a price of $9.14 per share, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase 42,000,000 shares of our common stock at a price of $9.13999 per Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately and until the Pre-Funded Warrant is exercised in full. The closing of the issuance and sale of these securities was consummated on July 19, 2024, and generated gross proceeds of approximately $3.5 billion before deducting agent fees and offering expenses.
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
Under the terms of the Investment Agreement, we declared a $17.4 million special cash dividend to its stockholders of record as of the day before the closing of the Equity Investment. The dividend was paid from proceeds received from the Equity Investment. Under the terms of the Convertible Preferred Stock, dividends are paid quarterly when, as and if declared by the Board, at the rate per annum of 9% per share. During the year ended December 31, 2024, we paid $32.3 million of quarterly dividends to holders of Convertible Preferred Stock. Subsequent to the close of the year ended December 31, 2024, we paid an additional $22.5 million of quarterly dividends to holders of Convertible Preferred Stock.
The Company’s cash balance was $5.1 billion as of December 31, 2024 and consisted primarily of cash on deposit with banks and investments in money market funds. We continually evaluate our liquidity requirements in light of our operating needs, growth initiatives and capital resources. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
Cash provided by operating activities
Cash provided by operating activities increased by $84.3 million, compared with the prior year. The year-over-year increase is attributed to interest income earned in the period offset by higher personnel costs associated with the execution of the Company’s strategy as contemplated in the Investment Agreement.
Cash used in investing activities
Cash used in investing activities decreased by $298,000, compared with the same period in the prior year. The year-over-year decrease relates to assets purchased from JCS Computer Resource Corporation (“JCS”) during 2023 for $278,500 that did not exist during 2024. Investment in capital expenditures is mainly associated with IT equipment to support the business.
Cash provided by (used in) financing activities
Cash provided by financing activities was $5.0 billion, compared with $2.1 million of cash used in financing activities in the prior year. The year-over-year increase is attributed to the Equity Investment of June 6, 2024 and the private placements in July 2024. The Company paid the common stock dividend, the preferred stock dividend, and paid its long-term debt obligations with proceeds from these investments.
Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.
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
For a detailed discussion of our significant accounting policies and related judgments, see Note 2 – Basis of Presentation and Significant Accounting Policies of the Notes to Consolidated Financial Statements, in “Item 8. Financial Statements and Supplementary Data” of this report.
Off-Balance Sheet Arrangements
During for the year ended December 31, 2024, we did not engage in any material off-balance sheet activities or have any relationships or arrangements with unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities, nor do we have any commitment or intent to provide additional funding to any such entities.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We do not hold any derivative instruments and do not engage in any hedging activities.
We have operations only within the United States and therefore do not have foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest Rate Risk
Our cash equivalents consist primarily of demand and money market accounts and have an original maturity date of 90 days or less. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short term nature of these instruments. We have exposure to changes in interest rates due to our significant cash balance, which totaled $5.1 billion at December 31, 2024. Assuming an annual average cash balance of $5.1 billion, a hypothetical 1% change in the interest rate would impact our net interest income by $51 million.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of QXO, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of QXO, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Marlton, New Jersey
March 4, 2025

QXO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,068,504	$6,143
Accounts receivable, net	2,736	2,969
Prepaid expenses and other current assets	18,339	2,684
Total current assets	5,089,579	11,796
Property and equipment, net	445	503
Operating lease right-of-use assets	259	522
Intangible assets, net	4,024	4,919
Goodwill	1,160	1,140
Deferred tax assets	2,603	1,444
Other non-current assets	192	171
Total assets	$5,098,262	$20,495
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,194	$4,563
Accrued expenses	35,692	2,681
Deferred revenue	2,900	3,161
Long-term debt – current portion	—	702
Finance lease obligations – current portion	128	154
Operating lease liabilities – current portion	188	263
Total current liabilities	45,102	11,524
Long-term debt net of current portion	—	994
Finance lease obligations net of current portion	190	247
Operating lease liabilities net of current portion	71	259
Total liabilities	45,363	13,024
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares, 1,000,000 and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	498,621	—
Common stock, $0.00001 par value; authorized 2,000,000,000 shares, 409,430,195 and 664,448 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively[1]	4	—
Additional paid-in capital	4,560,503	9,419
Accumulated deficit	(6,229)	(1,948)
Total stockholders’ equity	5,052,899	7,471
Total liabilities and stockholders’ equity	$5,098,262	$20,495
See accompanying notes to the consolidated financial statements.
________________________________________
1Amounts have been adjusted to reflect the 8-for-1 Reverse Stock Split effective June 6, 2024. See Note 3 - Equity for additional details.

QXO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenue:
Software product, net	$15,261	$14,111
Service and other, net	41,612	40,406
Total revenue, net	56,873	54,517
Cost of revenue:
Software product	9,434	8,513
Service and other	24,507	24,390
Total cost of revenue	33,941	32,903
Operating expenses:
Selling, general and administrative expenses	92,943	22,097
Depreciation and amortization expenses	989	828
Total operating expenses	93,932	22,925
Loss from operations	(71,000)	(1,311)
Other income (expense), net:
Interest income (expense), net	121,812	(56)
Total other income (expense)	121,812	(56)
Income (loss) before taxes	50,812	(1,367)
Provision (benefit) for income taxes	22,843	(297)
Net income (loss)	$27,969	$(1,070)
Loss per common share – basic and diluted (Note 4)	$(0.11)	$(1.63)
Total weighted average common shares outstanding:[1]
Basic	203,998	657
Diluted	203,998	657
See accompanying notes to the consolidated financial statements.
________________________________________
1Amounts have been adjusted to reflect the 8-for-1 Reverse Stock Split effective June 6, 2024. See Note 3 - Equity for additional details.

QXO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares[1]	Amount
Balance at January 1, 2023	—	$—	657	$—	$10,429	$(878)	$9,551
Common stock dividend	—	—	—	—	(1,051)	—	(1,051)
Shares issued for cashless exercise of stock options	—	—	7	—	—	—	—
Share-based compensation	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	(1,070)	(1,070)
Balance at December 31, 2023	—	$—	664	$—	$9,419	$(1,948)	$7,471
Issuance of convertible preferred stock and warrants, net of issuance costs	1,000	498,621	—	—	482,917	—	981,538
Issuance of common stock and pre-funded warrants, net of issuance costs	—	—	408,766	4	4,051,099	—	4,051,103
Cash paid for fractional shares	—	—	—	—	(45)	—	(45)
Common stock dividend	—	—	—	—	(17,400)	—	(17,400)
Preferred stock dividend	—	—	—	—	—	(32,250)	(32,250)
Share-based compensation	—	—	—	—	34,513	—	34,513
Net income	—	—	—	—	—	27,969	27,969
Balance at December 31, 2024	1,000	$498,621	409,430	$4	$4,560,503	$(6,229)	$5,052,899
See accompanying notes to the consolidated financial statements.

____________________________________
1Amounts have been adjusted to reflect the 8-for-1 Reverse Stock Split effective June 6, 2024. See Note 3 - Equity for additional details.

QXO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$27,969	$(1,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(1,159)	(338)
Depreciation	247	329
Amortization of intangibles	875	672
Non-cash lease expense	263	126
Provision for expected losses	50	115
Share-based compensation	34,513	41
Changes in assets and liabilities:
Accounts receivable	183	103
Prepaid expenses and other current assets	(12,155)	(179)
Other assets	(21)	16
Accounts payable	1,631	1,291
Accrued expenses	33,011	222
Deferred revenue	(261)	(618)
Operating lease liabilities	(263)	(126)
Net cash provided by operating activities	84,883	584
Cash flows from investing activities:
Purchase of property and equipment	(102)	(121)
Acquisition of assets	—	(279)
Net cash used in investing activities	(102)	(400)
Cash flows from financing activities:
Proceeds from the issuance of common stock and pre-funded warrants, net of issuance costs	4,051,103	—
Proceeds from issuance of preferred stock and warrants, net of issuance costs	981,538	—
Payment of preferred stock dividend	(32,250)	—
Payment of common-stock dividend	(17,400)	(1,051)
Payment of long-term debt	(1,696)	(784)
Payment for fractional shares	(45)	—
Payment of finance lease obligations	(170)	(215)
Net cash provided by (used in) financing activities	4,981,080	(2,050)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,065,861	(1,866)
Cash, cash equivalents and restricted cash, beginning of year	6,143	8,009
Cash, cash equivalents and restricted cash, end of year	$5,072,004	$6,143
Cash paid during year for:
Interest	$63	$57
Income taxes	$—	$301
See accompanying notes to the consolidated financial statements.

QXO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS
QXO, Inc. (“QXO”, “we”, “our”, or the “Company”) was formerly known as SilverSun Technologies, Inc. (“SilverSun”). On June 6, 2024, we changed the Company’s name from SilverSun to QXO and changed its ticker symbol on the Nasdaq Stock Market, LLC (“Nasdaq”) from SSNT to QXO, upon completing a $1.0 billion cash investment in SilverSun by Jacobs Private Equity II, LLC (“JPE”) and certain minority co-investors. Refer to Note 3 - Equity for further details about the investment and related to changes to our capital structure. On January 17, 2025, the Company transferred the listing of its common stock, par value $0.00001 per share (the “common stock”), from Nasdaq to the New York Stock Exchange (the “NYSE”). The Company’s listing and trading of the common stock on Nasdaq ended at market close on January 16, 2025. The Company’s common stock began trading on the NYSE on January 17, 2025.
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
Our strategy is to build QXO into a tech-forward leader in the $800 billion building products distribution industry with the goal of generating outsized stockholder value through accretive acquisitions and organic growth, including greenfield openings and operational transformation of acquired businesses. We are executing our strategy toward a target of tens of billions of dollars in annual revenue in the next decade.
NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2024, the results of operations for the year ended December 31, 2024 and 2023 and cash flows for the years ended December 31, 2024 and 2023 in accordance with accounting principles generally accepted in the United States (“GAAP”). All significant inter-company transactions and accounts have been eliminated in consolidation.
Reclassifications
The Company has reclassified certain prior period amounts to conform with the current period presentation in the consolidated balance sheets related to unbilled services and deferred charges which are now presented within prepaid expenses and other current assets. Additionally, the Company has reclassified certain prior period amounts to conform with the current period presentation in the consolidated statements of operations related to selling and marketing expenses, general and administrative expenses, share-based compensation, and other expense which is now presented within selling, general, and administrative expenses. As further discussed in Note 3 – Equity, all per share amounts and common share amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split (as defined below).
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

	As of
(in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$5,068,504	$6,143
Restricted cash included in prepaid expenses and other current assets	3,500	—
Total cash, cash equivalents and restricted cash	$5,072,004	$6,143
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
The Company maintains an allowance for bad debt estimated by considering a number of factors, including the length of time the amounts are past due, the Company’s previous loss history and the customer’s current ability to pay its obligations. Accounts are written off against the allowance when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense when received. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 326-20-30-2, Financial Instruments – Credit Losses, requiring a reporting entity to use a pooled approach to estimate expected credit losses for financial assets with similar risk characteristics. If a financial asset does not share similar risk characteristics with other financial assets held by the reporting entity, the allowance for credit losses should be determined on an individual basis. Similar risk characteristics for trade receivables may include customer credit rating, trade receivable aging category (e.g., 30-90 days past due), industry, geographical location of the customer, product line, and other factors that may influence the likelihood of the customer not being able to pay for the goods or services. The Company utilizes this individual approach for its trade receivables and unbilled services as each customer does not share similar risks.
Trade receivables and unbilled services with customers are financial assets analyzed by the Company under the expected credit loss model. To measure expected credit losses, trade receivables are grouped based on shared risk characteristics (i.e., the relevant industry sector and customer's geographical location) and days past due (i.e., delinquency status), while considering the following, if appropriate:
•Customers in the same geographical location share similar risk characteristics associated with the macroeconomic environment of their region.
•The expected credit loss rate is likely to increase as receivables move to older aging buckets. The Company used the following aging categories to estimate the risk of delinquency status: (i) 0 days past due; (ii) 1-30 days past due; (iii) 31-60 days past due; (iv) 61-90 days past due; and (v) over 90 days past due.
The following table represents the roll-forward of the allowance for expected credit losses:

(in thousands)	December 31, 2024	December 31, 2023
Balance at beginning of year	$510	$490
Current period provision for expected losses	50	115
Write-offs	(13)	(95)
Balance at end of year	$547	$510

Prepaid Expenses and Other Current Assets
The following table presents the components of prepaid expenses and other current assets:

	As of
(in thousands)	December 31, 2024	December 31, 2023
Interest receivable	$11,051	$—
Restricted cash	3,500	—
Prepaid expenses and other current assets	3,788	2,684
Total prepaid expenses and other current assets	$18,339	$2,684
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
Goodwill
Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The Company completed its impairment analysis as of December 31, 2024. No impairment losses were identified or recorded for the years ended December 31, 2024 and 2023.
Definite Lived Intangible Assets and Long-lived Assets
Purchased intangible assets are recorded at fair value using an independent valuation at the date of acquisition and are amortized over the useful lives of the asset using the straight-line amortization method.

The Company assesses potential impairment of its intangible assets and other long-lived assets when there is evidence that recent events or changes in circumstances have made recovery of an asset’s carrying value unlikely. Factors the Company considers important, which may cause impairment include, among others, significant changes in the manner of use of the acquired asset, negative industry or economic trends, and significant underperformance relative to historical or projected operating results. No impairment losses were identified and recorded for the years ended December 31, 2024 and 2023, respectively.
Accrued Expenses
The following table presents the components of accrued expenses:

	As of
(in thousands)	December 31, 2024	December 31, 2023
Accrued payroll and benefits	$8,142	$1,910
Accrued income taxes	24,002	—
Accrued other	3,548	771
Total accrued expenses	$35,692	$2,681
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
Property and Equipment
The following is a summary of property and equipment, net:

	As of
(in thousands)	December 31, 2024	December 31, 2023
Leasehold improvements	$99	$166
Equipment, furniture, and fixtures	4,198	3,943
Property and equipment	4,297	4,109
Less: Accumulated depreciation and amortization	(3,852)	(3,606)
Property and equipment, net	$445	$503
Depreciation expense related to these assets for the years ended December 31, 2024 and 2023 was $246,900 and $328,900, respectively.

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
The Company determines revenue recognition through the following five steps:
•Identify the contract with a customer;
•Identify the performance obligations in the contract;
•Determine the transaction price;
•Allocate the transaction price to the performance obligation in the contract; and
•Recognize revenue when or as the entity satisfies a performance obligation
Software product revenue is recognized when the product is delivered to the customer and the Company’s performance obligation is fulfilled.
Service revenue is recognized when the professional consulting, maintenance or other ancillary services are provided to the customer. Most of our service revenue is based on time arrangements which require the client to pay based on the number of hours worked at agreed-upon rates. The Company recognizes revenues for these arrangements based on hours incurred and contracted rates utilizing a right-to-invoice practical expedient because we have a right to consideration for services completed to date. For all performance obligations related to contracts with a duration for less than one year, the Company has elected to apply the optional exemption provided in ASC 606 and, therefore, is not required to disclose the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially satisfied at the end of the reporting period.
With respect to professional, maintenance, and ancillary services revenue that are included in deferred revenue, these revenues are earned and recognized over the contractual or stated period, which generally ranges three to twelve months. Deferred revenue also includes deposits for future consulting, which are recognized when earned and billed to customer.
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

Interest Income (Expense), net
The following table presents the components of interest income (expense), net:

	Year Ended December 31,
(in thousands)	2024	2023
Interest income	$121,872	$20
Interest expense	(60)	(76)
Interest income (expense), net	$121,812	$(56)
Income Taxes
The Company accounts for income taxes using the asset and liability method. Deferred tax assets are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company regularly assesses the likelihood that its deferred income tax assets will be realized. To the extent that the Company believes any amounts are not more likely than not to be realized, a valuation allowance is recorded to reduce the deferred income tax assets.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company recognizes interest and penalties related to income tax matters as income tax expense.
During the years ended December 31, 2024 and 2023 the Company did not incur any expense related to interest or penalties for income tax matters, and no such amounts were accrued as of December 31, 2024 and 2023.
Deferred Revenue
Deferred revenue consists of maintenance on proprietary products (contract liabilities), customer telephone support services (contract liabilities) and deposits for future consulting services that will be earned as such services are performed over the contractual or stated period, which generally ranges from three to twelve months.
Recent Authoritative Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in the ASU increase reportable segment disclosure requirements primarily through enhanced disclosures for significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit and loss, and provide new segment disclosure requirements for entities with a single reportable segment, among other disclosure requirements. This update became effective beginning with the Company’s 2024 fiscal year annual reporting period. The impact is limited to financial statement disclosures. See Note 13 – Segment Information.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expense, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The amendments are effective for the fiscal years beginning after December 15, 2026, and for interim periods within the fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosure.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective beginning with the Company’s 2025 annual reporting period. The Company is currently evaluating the timing and impacts of adoption of this ASU.
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
NOTE 3 – EQUITY
Investment Agreement
On April 14, 2024, the Company entered into the Amended and Restated Investment Agreement (the “Investment Agreement”) among the Company, JPE and the other investors party thereto (collectively, the “Investors”), providing for, among other things, an aggregate investment by the Investors of $1.0 billion in cash in the Company. Pursuant to the Investment Agreement, we issued and sold an aggregate of 1,000,000 shares of Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), which were initially convertible into an aggregate of 219,010,074 shares of common stock at an initial conversion price of $4.566 per share and issued and sold warrants exercisable for an aggregate of 219,010,074 shares of common stock (the “Warrants”). Additionally, we amended the Company’s certificate of incorporation to, among other things, effect an 8:1 reverse stock split with respect to the Company’s common stock (the “Reverse Stock Split”). The Investment Agreement and related transactions closed on June 6, 2024 (the “Equity Investment”) and generated gross proceeds of approximately $1.0 billion before deducting fees and offering expenses.
Following the closing of the Equity Investment, the Board of Directors of the Company (the “Board”) was reconstituted such that: i) the number of seats on the Board was designated by JPE, ii) each of the directors (including Mr. Jacobs) was designated by JPE, iii) each standing committee of the Board was reconstituted in a manner designated by JPE, and iv) Mr. Jacobs was appointed as Chairman of the Board and Chief Executive Officer of the Company.
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

Dividends on the Convertible Preferred Stock are payable quarterly, when, as and if declared by the Board at the rate per annum of 9% per share on the then-applicable liquidation preference (subject to certain exceptions in the event that the Company pays dividends on shares of its common stock). During the year ended December 31, 2024, the Company paid $32.3 million of quarterly dividends to holders of Convertible Preferred Stock. Subsequent to the close of the year ended December 31, 2024, the Company paid an additional $22.5 million of quarterly dividends to holders of Convertible Preferred Stock.
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
Equity Investment Dividend
Under the terms of the Investment Agreement, the Company declared a $17.4 million special cash dividend to its stockholders of record as of the day before the closing of the Equity Investment. The dividend was paid on June 12, 2024 from proceeds received by the Company from the Equity Investment.
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

NOTE 4 – EARNINGS (LOSS) PER COMMON SHARE
The Company’s Convertible Preferred Stock is classified as a participating security. Basic and diluted earnings (loss) per share is computed using the two-class method, which is an earnings allocation method that determines earnings (loss) per share for common shares and participating securities. The weighted-average number of common shares outstanding used in the basic and diluted net loss per share calculation include pre-funded warrants as the pre-funded warrants are exercisable at any time for nominal consideration. Both basic and diluted earnings (loss) per common share are adjusted on a retroactive basis to reflect the Reverse Stock Split as discussed in Note 2 – Basis of Presentation and Significant Accounting Policies.

	Year Ended December 31,
	2024	2023
(in thousands, except per share data)
Basic and diluted loss per share computation:
Net income (loss)	$27,969	$(1,070)
Less: Preferred stock dividend	(51,000)	-
Less: Undistributed earnings allocated to participating securities	-	-
Loss attributable to common shareholders	(23,031)	(1,070)
Weighted-average common shares	184,949	657
Weighted average pre-funded warrants	19,049	-
Total weighted-average common shares outstanding	203,998	657
Basic and diluted loss per share	$(0.11)	$(1.63)
The following table summarizes securities that, if exercised, would have an antidilutive effect on diluted loss per share attributable to the common shareholder.

	Year Ended December 31,
(in thousands)	2024	2023
Stock options	—	—
Convertible Preferred Stock	219,010	—
Warrants	219,010	—
Stock-based awards	21,890	—
Total potential dilutive securities not included in loss per share	459,910	—

NOTE 5 – INTANGIBLE ASSETS
Intangible assets consist of proprietary developed software, intellectual property, and customer lists. Proprietary developed software is carried at cost less accumulated amortization; intellectual property, customer lists and acquired contracts are carried at acquisition date fair value less accumulated amortization.
On November 13, 2023, SWK Technologies, Inc. acquired the customer list and prepaid time from clients of JCS Computer Resource Corporation (“JCS”) pursuant to an Asset Purchase Agreement for cash of $278,500, and a promissory note in the amount of $1.0 million (the JCS Note”) for a total of $1.3 million. The JCS Note balance was paid in full on July 24, 2024. The customer list was recognized as an intangible asset and will be amortized over its estimated useful life of seven years.
The following table provides information about the Company’s identified intangible assets:

	As of		Estimated Useful Lives
(in thousands)	December 31, 2024	December 31, 2023
Proprietary developed software	$390	$390	5 – 7
Intellectual property, customer list, and acquired contracts	9,049	9,069	5 – 15
	$9,439	$9,459
Less: accumulated amortization	(5,415)	(4,540)
Total intangible assets	$4,024	$4,919
Amortization expense related to the above intangible assets was $875,300 and $672,000, respectively, the years ended December 31, 2024 and 2023. There was no impairment of intangible assets for the years ended December 31, 2024 and 2023, respectively.
The Company expects future amortization expense to be the following:

(in thousands)	Amortization
2025	$883
2026	875
2027	749
2028	639
2029	363
thereafter	515
Total intangible asset amortization	$4,024
NOTE 6 – LONG-TERM DEBT
During the year ended December 31, 2024, the Company extinguished all long-term debt obligations. As of December 31, 2023, the Company’s long-term debt was $1.7 million.

NOTE 7 – LEASES
The Company leases its corporate offices and data centers under non-cancelable operating lease agreements. The terms of the Company’s real estate leases generally range from 3 to 5 years. Corporate office leases expire at various dates through 2026. The Company also leases certain equipment under finance leases. The terms of equipment leases generally range from 3 to five years. These leases expire at various dates through 2027.
The following table presents the operating and financing lease-related assets and liabilities recorded on the consolidated balance sheets:

(in thousands)		As of
Leases	Balance Sheet Classification	December 31, 2024	December 31, 2023
Assets
Operating	Operating lease right-of-use assets	$259	$522
Finance	Property and equipment, net	197	332
Total lease assets		$456	$854
Liabilities
Current:
Operating	Operating lease liabilities – current portion	$188	$263
Finance	Finance lease obligations – current portion	128	154
Non-current:
Operating	Operating lease liabilities net of current portion	71	259
Finance	Finance lease obligations net of current portion	190	247
Total lease liabilities		$577	$923
The following table presents supplemental weighted-average information for operating and finance leases as follows:

	As of
	December 31, 2024	December 31, 2023
Weighted average remaining lease term
Operating	1.4 years	2.1 years
Finance	2.4 years	2.9 years
Weighted-average discount rate
Operating	4.77%	4.77%
Finance	7.77%	7.15%
The following table presents components of lease cost for operating and finance leases as follows:

(in thousands)	Year Ended December 31,
Lease cost	2024	2023
Operating lease cost	$279	$376
Finance lease cost:
Amortization of leased assets	247	329
Interest on lease liabilities	28	2
Short-term lease cost and variable lease cost	155	38
Net lease cost	$709	$745

The following table presents supplemental cash flow information related to operating and finance leases as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$279	$376
Financing cash flows for finance leases	$170	$215
Leased assets obtained in exchange for new lease obligations:
Operating leases	$—	$562
Finance leases	$87	$—
The table below presents the maturity of lease liabilities as of December 31, 2024:

(in thousands)	Operating Leases	Finance Leases
2025	$197	$149
2026	73	148
2027	—	62
Total lease payments	270	359
Less: interest	(11)	(41)
Present value of lease liabilities	$259	$318
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
NOTE 10 – EQUITY-BASED COMPENSATION
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
The Omnibus Plan provides that the Plan Share Limit automatically increase on January 2 of each calendar year commencing on January 1, 2025 and ending on January 1, 2034, in an amount equal to three percent (3%) of the sum of: i) the number of shares of common stock outstanding as of December 31 of the preceding calendar year, and ii) the number of shares of common stock into which the Convertible Preferred Stock outstanding on December 31 of the preceding calendar year are convertible. The Compensation and Talent Committee took no action to alter the automatic increase effective January 1, 2025 in the Plan Share Limit under the Omnibus Plan. The automatic renewal increased the share pool availability from 8.1 million shares at December 31, 2024 to 27.0 million shares available under the Plan for fiscal 2025.
RSUs
The Company granted RSUs which vest subject to the employee’s continued employment with the Company through the applicable vesting date. The Company recorded share-based compensation expense for RSUs on a straight-line basis over the requisite service period.
The following table summarizes the activity related to the Company’s RSUs awards for the year ended December 31, 2024:

(in thousands, except for weighted average grant date fair value)	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at beginning of period	—	$—
Granted	13,470	11.57
Balance at end of period	13,470	$11.57
As of December 31, 2024, total unrecognized compensation expense related to unvested RSUs was $143.1 million and is expected to be recognized over a weighted-average period of 4.93 years.
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

The following table summarizes the activity related to the Company’s pRSUs for the year ended December 31, 2024:

(in thousands, except for weighted average grant date fair value)	Number of pRSUs	Weighted Average Grant Date Fair Value
Balance at beginning of period	—	$—
Granted	8,420	20.24
Balance at end of period	8,420	$20.24
As of December 31, 2024, total unrecognized compensation expense related to unvested pRSUs was $148.5 million and is expected to be recognized over a weighted-average period of 3.52 years.
The fair value of the RSUs with a market condition was determined on the date of grant using a Monte Carlo model to simulate total stockholder return for the Company and peer companies with the following assumptions:

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
Share-Based Compensation Expense
Share-based compensation expense is included within selling, general and administrative expenses in the consolidated statements of operations. The Company recognized share-based compensation expense as follows:

(in thousands)	Year Ended December 31,
	2024	2023
pRSUs	$21,860	$—
RSUs	12,653	—
Stock options	—	41
Total share-based compensation expense	$34,513	$41
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

NOTE 11 – INCOME TAXES
The components of income (loss) before taxes and the income tax provision (benefit) are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
United States income (loss) before provision (benefit) for income taxes	$50,812	$(1,367)

Current:
Federal	$16,588	$26
State and local	7,414	15
Total current tax provision	24,002	41

Deferred:
Federal	(644)	(240)
State and local	(515)	(98)
Total deferred tax (benefit)	(1,159)	(338)

Total provision (benefit)	$22,843	$(297)
The Company’s effective income tax rate reconciliation is as follows for the periods presented:

	Year Ended December 31,
	2024	2023
Federal income tax rate	21.0%	21.0%
State income tax, net of federal benefit	10.7%	5.0%
Permanent items	13.5%	(1.0%)
Return to provision for prior year	—%	(8.0%)
Change in valuation allowance	(0.2%)	5.0%
Effective income tax rate	45.0%	22.0%

Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are comprised of the following:

	As of
(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carry forwards	$656	$1,417
Long lived assets	1,645	210
Share based payments	1,416	5
Accrued expenses	98	84
Allowance for doubtful accounts	154	135
Other	6	61
Deferred tax assets	3,975	1,912

Deferred tax liabilities:
Long lived assets	(1,236)	(128)
Deferred tax liabilities	(1,236)	(128)

Net deferred tax asset	2,739	1,784
Less: Valuation allowance	(136)	(340)
Net deferred tax assets	$2,603	$1,444
The company regularly assesses the need for a valuation allowance of its deferred tax assets, and to the extent it is determined that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.
As of December 31, 2024 and 2023, the Company had U.S. federal net operating loss carryforwards of $3.4 million and $5.8 million, respectively. The federal net operating loss carryforwards will expire at various amounts beginning in the year ending December 31, 2026, if not utilized. Utilization of the net operating losses remaining as of December 31, 2024 is subject to an annual limitation provided for in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and any annual limitation could result in the expiration of net operating loss carryforwards before utilization. Approximately $3.4 million of federal net operating losses are currently limited from use under such provisions the annual limitation could result in the expiration of net operating loss carryforwards before utilization. The Company has a valuation allowance recorded for the deferred tax asset related to the net operating losses that are more-likely-than-not to expire unutilized.
As of December 31, 2024 and 2023, the Company had state net operating loss carryforwards of $0 and $1.7 million, respectively.
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

NOTE 13 – SEGMENT INFORMATION
Operating segments are defined as components of an entity for which separate discrete financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer.
The Company provides technology solutions to help customers manage their enterprise assets. Through its legacy operations, the Company provides a package of solutions to assist customers in their digital transformations. All of the Company’s long-lived assets held in the United States and all the Company’s revenues are derived from the United States. Because of the nature of the Company’s technology solutions being highly integrated to support each customer, the CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating performance. As such, the Company has determined it operates in one operating segment and one reportable segment.
The CODM uses Adjusted EBITDA and consolidated net income, the measure consistent with U.S. GAAP, to measure segment profit or loss, allocate resources and assess performance. Further, the CODM reviews significant expenses at the consolidated level to manage the Company’s operations. Other segment items included in consolidated net income are depreciation and amortization, interest income, and the provision for income taxes, which are reflected in the consolidated statements of operations.
The following table presents information regarding the components of revenue, significant segment expenses and consolidated net income representative of the significant categories regularly provided to the CODM when managing the Company’s one operating segment:

(in thousands)	Year Ended December 31,
	2024	2023
Revenue:
Software revenue	$15,261	$14,111
Professional consulting revenue	17,916	18,648
Maintenance revenue	5,356	5,203
Ancillary service revenue	18,340	16,555
Total revenue, net	$56,873	$54,517
Less:
Purchased software and services	20,894	20,964
Employee compensation and benefits	46,984	26,696
Share-based compensation	34,513	41
Professional Fees	18,572	1,155
General and administrative expenses (1)	5,788	5,972
Other segment items	(97,847)	759
Net income (loss)	$27,969	$(1,070)
(1) Includes advertising and marketing, and other corporate overhead expenditures.
NOTE 14 – SUBSEQUENT EVENTS
In January 2025, the Company and its wholly owned subsidiary, Queen MergerCo, Inc., announced a cash tender offer to acquire all outstanding shares of Beacon Roofing Supply, Inc. (“Beacon”), a specialty distributor of building products, at a purchase price of $124.25 per share. The offer is subject to several conditions and is scheduled to expire at 5:00 p.m., New York City time, on March 10, 2025, unless further extended.
The Company has secured full financing commitments. These commitments, combined with the Company’s cash on hand, fully cover the purchase price, any required refinancing of Beacon’s debt, and associated transaction costs.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a)Evaluation of Disclosure and Control Procedures
As of the end of the period covered by this Annual Report, the Company’s management evaluated, with the participation of the Company’s principal executive officer and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
As of the end of the period covered by this Annual Report, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2024.
Pursuant to the rules of the SEC, the Company’s management’s report on internal control over financial reporting is furnished with this Annual Report and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed to be incorporated by reference in any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.
This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company's internal control over financial reporting. The Company’s management’s report on internal control over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only the Company’s management’s report on internal control over financial reporting in this Annual Report.
(c)Changes to Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our year ended December 31, 2024, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated herein by reference is the text found in this Annual Report from the section titled, “Information About Our Executive Officers” in Item 1 – Part I. The remaining information required by Item 10 of Part III of Form 10-K is incorporated herein by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.
The Company has a Securities Trading Policy that governs the purchase, sale and other dispositions of its securities by directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Securities Trading Policy is filed as Exhibit 19.1 to this Annual Report.
Item 11. Executive Compensation
Information required by Item 11 of Part III of Form 10-K is incorporated herein by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III of Form 10-K, including information regarding security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III of Form 10-K is incorporated herein by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
Information required by Item 14 of Part III of Form 10-K incorporated herein by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of fiscal year ended December 31, 2024.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Financial Statements and Financial Statement Schedules
The list of consolidated financial statements provided in the Index to Consolidated Financial Statements is incorporated herein by reference. Such consolidated financial statements are filed as part of this Annual Report. All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

Exhibits
(a)

Exhibit No.	Description

2.1
Amended and Restated Investment Agreement, dated April 14, 2024, by and among QXO, Inc. and Jacobs Private Equity II, LLC (on behalf of itself and on behalf of each of the other Investors) (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report filed with the SEC on April 15, 2024).

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

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.3 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).
4.1*	Description of Capital Stock.
4.2
Certificate of Designation of the Convertible Perpetual Preferred Stock of QXO, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).

4.3	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).
4.4	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).
4.5	Form of Warrant Certificate (incorporated herein by reference to Exhibit 4.4 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).
4.6	Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K Current Report filed with the SEC on June 14, 2024).
10.1
Stockholders Agreement, dated as of June 6, 2024, by and among the Company, the Other Investors and JPE (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).

10.2
Registration Rights Agreement, dated as of June 6, 2024, by and among the Company, JPE and the other investors (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K Current Report filed with the SEC on June 6, 2024).

10.3**
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

10.6**
Amended and Restated Meller Letter Agreement, dated April 14, 2024, by and between QXO, Inc. and Mark Meller (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K Current Report filed with the SEC on April 15, 2024).

10.7**
Meller Offer Letter, dated April 14, 2024, by and between QXO, Inc. and Mark Meller (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K Current Report filed with the SEC on April 15, 2024).

10.8**	QXO, Inc. 2024 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K Current Report filed with the SEC on June 5, 2024).
10.9**	QXO, Inc. Severance Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-Q Quarterly Report filed with the SEC on August 14, 2024).
10.10**
Offer Letter, dated June 14, 2024, by and between QXO, Inc. and Sean Smith (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-Q Quarterly Report filed with the SEC on August 14, 2024).

10.11**	Form of Restricted Stock Units Award (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q Quarterly Report filed with the SEC on August 14, 2024).
10.12**
Employment Agreement, dated as of July 17, 2024, by and between QXO, Inc. and Ihsan Essaid (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q Quarterly Report filed with the SEC on November 13, 2024).

19.1*	Securities Trading Policy of QXO, Inc.
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herein.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herein.
97.1*	Clawback Policy of QXO, Inc.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith
**Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QXO, INC.

Date: March 4, 2025	By:	/s/ Brad Jacobs
Brad Jacobs
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Brad Jacobs	Chief Executive Officer and Chairman of the Board of Directors	March 4, 2025
Brad Jacobs	(Principal Executive Officer)

/s/ Ihsan Essaid	Chief Financial Officer	March 4, 2025
Ihsan Essaid	(Principal Financial Officer)

/s/ Sean Smith	Chief Accounting Officer	March 4, 2025
Sean Smith	(Principal Accounting Officer)

/s/ Allison Landry	Lead Independent Director	March 4, 2025
Allison Landry

/s/ Jason Aiken	Director	March 4, 2025
Jason Aiken

/s/ Marlene Colucci	Director	March 4, 2025
Marlene Colucci

/s/ Mario Harik	Director	March 4, 2025
Mario Harik

/s/ Mary Kissel	Director	March 4, 2025
Mary Kissel

/s/ Jared Kushner	Director	March 4, 2025
Jared Kushner