Form 10-Q
period 2025-03-31
QXO, Inc.
filed 2025-05-08
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-Q
____________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2025, there were 518,679,324 shares outstanding of the registrant’s common stock.

QXO, INC.

PART I – FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements. Statements that are not historical facts, including statements about beliefs, expectations, targets or goals are forward-looking statements. These statements are based on plans, estimates, expectations and/or goals at the time the statements are made, and readers should not place undue reliance on them. In some cases, readers can identify forward-looking statements by the use of forward-looking terms such as “may,” “will,” “should,” “expect,” “opportunity,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “target,” “goal,” or “continue,” or the negative of these terms or other comparable terms. Forward-looking statements involve inherent risks and uncertainties and readers are cautioned that a number of important factors could cause actual results to differ materially from those contained in any such forward-looking statements. Factors that could cause actual results to differ materially from those described herein include, among others:

•an inability to obtain the products we distribute resulting in lost revenues and reduced margins and damaging relationships with customers;
•a change in supplier pricing and demand adversely affecting our income and gross margins;
•a change in vendor rebates adversely affecting our income and gross margins;
•our inability to identify potential acquisition targets or successfully complete acquisitions on acceptable terms;
•risks related to maintaining our safety record;
•the possibility that building products distribution industry demand may soften or shift substantially due to cyclicality or dependence on general economic and political conditions, including inflation or deflation, interest rates, governmental subsidies or incentives, consumer confidence, labor and supply shortages, weather and commodity prices;
•the possibility that regional or global barriers to trade or a global trade war could increase the cost of products in the building products distribution industry, which could adversely impact the competitiveness of such products and the financial results of businesses in the industry;
•seasonality, weather-related conditions and natural disasters;
•risks related to the proper functioning of our information technology systems, including from cybersecurity threats;
•loss of key talent or our inability to attract and retain new qualified talent;
•risks related to work stoppages, union negotiations, labor disputes and other matters associated with our labor force or the labor force of our suppliers or customers;
•the risk that the anticipated benefits of our acquisition of Beacon Roofing Supply, Inc. (the “Beacon Acquisition”) or any future acquisition may not be fully realized or may take longer to realize than expected;
•the effect of the Beacon Acquisition or any future acquisition on our business relationships with employees, customers or suppliers, operating results and business generally;
•unexpected costs, charges or expenses resulting from the Beacon Acquisition or any future acquisition or difficulties in integrating and operating acquired companies;
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
•challenges raising additional equity or debt capital from public or private markets to pursue the Company’s business plan and the effects that raising such capital may have on the Company and its business;
•the possibility that new investors in any future financing transactions could gain rights, preferences and privileges senior to those of the Company’s existing stockholders;
•risks associated with periodic litigation, regulatory proceedings and enforcement actions, which may adversely affect the Company’s business and financial performance;
•the impact of legislative, regulatory, economic, competitive and technological changes;
•unknown liabilities and uncertainties regarding general economic, business, competitive, legal, regulatory, tax and geopolitical conditions; and
•other factors, including those set forth in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and subsequent Quarterly Reports on Form 10-Q.
Forward-looking statements should not be relied on as predictions of future events, and these statements are not guarantees of performance or results. Forward-looking statements herein speak only as of the date each statement is made. The Company does not undertake any obligation to update any of these statements in light of new information or future events, except to the extent required by applicable law.

Item 1. Financial Statements (Unaudited)
QXO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$5,081,672	$5,068,504
Accounts receivable, net	3,237	2,736
Prepaid expenses and other current assets	19,135	18,339
Total current assets	5,104,044	5,089,579
Property and equipment, net	535	445
Operating lease right-of-use assets	212	259
Intangible assets, net	4,460	4,024
Goodwill	1,160	1,160
Deferred tax assets	2,603	2,603
Other non-current assets	182	192
Total assets	$5,113,196	$5,098,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,837	$6,194
Accrued expenses	43,947	35,692
Deferred revenue	3,498	2,900
Operating lease liabilities, current portion	182	188
Finance lease obligations, current portion	131	128
Total current liabilities	53,595	45,102
Finance lease obligations, net of current portion	156	190
Operating lease liabilities, net of current portion	31	71
Total liabilities	53,782	45,363
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; authorized 10,000,000 shares, 1,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	498,621	498,621
Common stock, $0.00001 par value; authorized 2,000,000,000 shares, 409,430,195 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4	4
Additional paid-in capital	4,580,763	4,560,503
Accumulated deficit	(19,974)	(6,229)
Total stockholders’ equity	5,059,414	5,052,899
Total liabilities and stockholders’ equity	$5,113,196	$5,098,262

See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Software product, net	$3,517	$3,480
Service and other, net	9,991	10,956
Total revenue, net	13,508	14,436
Cost of revenue:
Software product	2,215	2,199
Service and other	5,907	6,579
Total cost of revenue	8,122	8,778
Operating expenses:
Selling, general and administrative expenses	44,421	5,190
Depreciation and amortization expenses	251	240
Total operating expenses	44,672	5,430
(Loss) income from operations	(39,286)	228
Other income (expense), net:
Interest income (expense), net	56,553	(20)
Total other income (expense)	56,553	(20)
Income before taxes	17,267	208
Provision for income taxes	8,512	70
Net income	$8,755	$138
(Loss) earnings per common share – basic and diluted (Note 4)	$(0.03)	$0.21
Total weighted average common shares outstanding:[1]
Basic	451,430	664
Diluted	451,430	664

See accompanying notes to the unaudited condensed consolidated financial statements.
1 Amounts have been adjusted to reflect the 8-for-1 Reverse Stock Split. See Note 3 - Equity for additional details.

QXO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,000	$498,621	409,430	$4	$4,560,503	$(6,229)	$5,052,899
Preferred stock dividend	—	—	—	—	—	(22,500)	(22,500)
Share-based compensation	—	—	—	—	20,260	—	20,260
Net income	—	—	—	—	—	8,755	8,755
Balance at March 31, 2025	1,000	$498,621	409,430	$4	$4,580,763	$(19,974)	$5,059,414

	Three Months Ended March 31, 2024
	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares[1]	Amount
Balance at December 31, 2023	—	$—	664	$—	$9,419	$(1,948)	$7,471
Net income	—	—	—	—	—	138	138
Balance at March 31, 2024	—	$—	664	$—	$9,419	$(1,810)	$7,609

See accompanying notes to the unaudited condensed consolidated financial statements

____________________________________
1 Amounts have been adjusted to reflect the 8-for-1 Reverse Stock Split effective June 6, 2024. See Note 3 - Equity for additional details.
1 Amounts have been adjusted to reflect the 8-for-1 Reverse Stock Split. See Note 3 - Equity for additional details.

QXO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$8,755	$138
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	—	70
Depreciation	56	67
Amortization of intangibles	222	209
Non-cash lease expense	47	81
Provision for expected losses	15	—
Share-based compensation	20,260	—
Changes in assets and liabilities:
Accounts receivable	(517)	307
Prepaid expenses and other current assets	(796)	(900)
Other assets	10	—
Accounts payable	(357)	310
Accrued expenses	8,258	(311)
Deferred revenue	598	475
Operating lease liabilities	(47)	(81)
Net cash provided by operating activities	36,504	365
Cash flows from investing activities:
Purchase of property and equipment	(146)	(61)
Purchase of intangibles	(659)	—
Net cash used in investing activities	(805)	(61)
Cash flows from financing activities:
Payment of preferred stock dividend	(22,500)	—
Payment of long-term debt	—	(120)
Payment of finance lease obligations	(31)	(49)
Net cash used in financing activities	(22,531)	(169)
Net increase in cash, cash equivalents and restricted cash	13,168	135
Cash, cash equivalents and restricted cash, beginning of period	5,072,004	6,143
Cash, cash equivalents and restricted cash, end of period	$5,085,172	$6,278
Cash paid during period for:
Interest	$6	$23
Income taxes	$—	$1

See accompanying notes to the unaudited condensed consolidated financial statements.

QXO INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – DESCRIPTION OF BUSINESS

As of March 31, 2025, QXO, Inc. (“QXO”, “we”, “our”, or the “Company”) was primarily a technology solutions and professional services company, providing critical software applications, consulting and other professional services, including specialized programming, training, and technical support to small and mid-size companies in the manufacturing, distribution and services industries. On January 17, 2025, the Company transferred the listing of its common stock, par value $0.00001 per share (the “common stock”), from Nasdaq to the New York Stock Exchange (the “NYSE”). The Company’s listing and trading of the common stock on Nasdaq ended at market close on January 16, 2025. The Company’s common stock began trading on the NYSE on January 17, 2025.

Beacon Acquisition

On March 20, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Queen MergerCo, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and Beacon Roofing Supply, Inc., a Delaware corporation (“Beacon”). On April 29, 2025, pursuant to the Merger Agreement, Merger Sub merged with and into Beacon, with Beacon remaining as the surviving entity and being renamed QXO Building Products, Inc., and the Company completed its acquisition of Beacon in a transaction that valued Beacon at approximately $11.0 billion.

As a result of this acquisition, QXO has transitioned to a building products distribution company and is the largest publicly traded distributor of roofing, waterproofing and complementary building products in the United States. The Company plans to become the tech-enabled leader in the $800 billion building products distribution industry and generate outsized value for shareholders. We are executing our strategy toward a target of $50 billion in annual revenues within the next decade through accretive acquisitions and organic growth.
NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly the financial position of the Company as of March 31, 2025, the results of operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024 in accordance with accounting principles generally accepted in the United States (“GAAP”). These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all disclosures normally made in an Annual Report on Form 10-K. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 4, 2025. All significant inter-company transactions and accounts have been eliminated in consolidation.
Significant Accounting Policies
Other than policies noted herein, there have been no material changes from the significant accounting policies disclosed in Note 2 of the “Notes to Consolidated Financial Statements” included in the Company’s Annual Report on Form 10-K.
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
Use of Estimates
The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

	As of
(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$5,081,672	$5,068,504
Restricted cash included in prepaid expenses and other current assets	3,500	3,500
Total cash, cash equivalents and restricted cash	$5,085,172	$5,072,004
Roll-forward of Allowance for Expected Credit Losses
The following table represents the roll-forward of the allowance for expected credit losses for the three months ended March 31, 2025 and the year ended December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Balance at beginning of period	$547	$510
Current period provision for expected losses	15	50
Write-offs	—	(13)
Balance at end of period	$562	$547

Prepaid Expenses and Other Current Assets
The following table presents the components of prepaid expenses and other current assets:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Interest receivable	$11,433	$11,051
Restricted cash	3,500	3,500
Prepaid expenses and other current assets	4,202	3,788
Total prepaid expenses and other current assets	$19,135	$18,339
Accrued Expenses
The following table presents the components of accrued expenses:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Accrued payroll and benefits	$3,697	$8,142
Accrued income taxes	32,515	24,002
Accrued other	7,735	3,548
Total accrued expenses	$43,947	$35,692
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
Property and Equipment
The following is a summary of property and equipment, net:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Leasehold improvements	$99	$99
Equipment, furniture, and fixtures	4,344	4,198
Property and equipment	4,443	4,297
Less: Accumulated depreciation	(3,908)	(3,852)
Property and equipment, net	$535	$445
Depreciation expense related to these assets for the three months ended March 31, 2025 was $56,200, compared with $66,900 for the three months ended March 31, 2024.
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
Interest Income (Expense), net
The following table presents the components of interest income (expense), net:

	Three Months Ended March 31,
(in thousands)	2025	2024
Interest income	$56,559	$2
Interest expense	(6)	(22)
Interest income (expense), net	$56,553	$(20)
Recent Authoritative Pronouncements

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

NOTE 3 – EQUITY
Investment Agreement

On April 14, 2024, the Company entered into the Amended and Restated Investment Agreement (the “Investment Agreement”) among the Company, JPE and the other investors party thereto (collectively, the “Investors”), providing for, among other things, an aggregate investment by the Investors of $1.0 billion in cash in the Company. Pursuant to the Investment Agreement, we issued and sold an aggregate of 1,000,000 shares of Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), which are initially convertible into an aggregate of 219 million shares of common stock at an initial conversion price of $4.566 per share and issued and sold warrants exercisable for an aggregate of 219 million shares of common stock (the “Warrants”). The Investment Agreement and related transactions closed on June 6, 2024 (the “Equity Investment”) and generated gross proceeds of approximately $1.0 billion before deducting fees and offering expenses.
On June 6, 2024, the Company amended its certificate of incorporation to effect an 8:1 reverse stock split with respect to the Company’s common stock (the “Reverse Stock Split”), which reduced the Company’s issued and outstanding share count of common stock from 5.3 million to 0.7 million shares (par value $0.00001 per share). The Company has recast all share and per-share data and amounts to show the effects of the Reverse Stock Split.
Issuance of Convertible Preferred Stock

On June 6, 2024, under the terms of the Investment Agreement, the Company issued 1.0 million shares of Convertible Preferred Stock. The Convertible Preferred Stock has an initial liquidation preference of $1.0 thousand per share, for an aggregate initial liquidation preference of $1 billion. The Convertible Preferred Stock is convertible at any time, in whole or in part and from time to time, at the option of the holder thereof into a number of shares of common stock equal to the then-applicable liquidation preference divided by the conversion price, which initially is $4.566 per share of common stock (subject to customary anti-dilution adjustments). Shares of Convertible Preferred Stock are initially convertible into an aggregate of 219 million shares of common stock (after giving effect to the Reverse Stock Split). The Convertible Preferred Stock is not redeemable or subject to any required offer to purchase.

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

Dividends on the Convertible Preferred Stock are payable quarterly, when, as and if declared by the Board of Directors of the Company at the rate per annum of 9% per share on the then-applicable liquidation preference (subject to certain exceptions in the event that the Company pays dividends on shares of its common stock). During the quarter ended March 31, 2025, the Company paid $22.5 million of quarterly dividends to holders of Convertible Preferred Stock. Subsequent to the close of the quarter ended March 31, 2025, the Company paid $22.5 million of quarterly dividends to holders of Convertible Preferred Stock.
Warrants

The aggregate number of shares of the Company’s common stock subject to the Warrants is 219 million shares. The Warrants are exercisable at the option of the holder at any time until June 6, 2034. The Warrants have an exercise price of $4.566 per share of common stock with respect to 50% of the Warrants, $6.849 per share of common stock with respect to 25% of the Warrants, and $13.698 per share of common stock with respect to the remaining 25% of the Warrants.

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

Private Placements

On June 13, 2024, the Company entered into purchase agreements with certain institutional and accredited investors to issue and sell in a private placement an aggregate of 340.9 million shares of our common stock at a price of $9.14 per share, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase 42.0 million shares of our common stock at a price of $9.13999 per Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately and until the Pre-Funded Warrant is exercised in full.

On March 17, 2025, the Company entered into purchase agreements with certain institutional investors to privately place 67.5 million shares of its common stock at a price of $12.30 per share. The closing of the private placement was contingent upon the completion of the Company’s acquisition of Beacon and was completed on April 29, 2025. As a result of the closing, the Company raised approximately $830.6 million to partially fund the Beacon transaction and related costs.

Registered Equity Offering

On April 16, 2025, the Company offered and sold 37.7 million shares of the Company’s common stock in an underwritten public offering at a price of $13.25 per share. The Company raised $488.6 million in net proceeds from the equity offering, after deducting offering costs of approximately $11.4 million. The Company also granted the underwriters in the public offering an option to purchase up to an additional 5.7 million shares of the Company’s common stock at a price of $13.25 per share less underwriting discounts and commissions. On May 5, 2025, the option was partially exercised with respect to 4.0 million shares resulting in an additional $51.8 million of net proceeds.

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

	Three Months Ended March 31,
	2025	2024
(in thousands, except per share data)
Basic and diluted (loss) earnings per share computation:
Net income	$8,755	$138
Less: Preferred stock dividend	(22,500)	—
Less: Undistributed earnings allocated to participating securities	—	—
(Loss) income attributable to common shareholders	(13,745)	138
Weighted-average common shares	409,430	664
Weighted average pre-funded warrants	42,000	—
Total weighted-average common shares outstanding	451,430	664
Basic and diluted (loss) earnings per share	$(0.03)	$0.21

The following table summarizes securities that, if exercised, would have an antidilutive effect on diluted earnings per share attributable to the common shareholder.

	Three Months Ended March 31,
	2025	2024
(in thousands)
Convertible Preferred Stock	219,010	—
Warrants	219,010	—
Stock-based awards	22,123	—
Total potential dilutive securities not included in earnings per share	460,143	—
NOTE 5 – INTANGIBLE ASSETS
Intangible assets consist of proprietary developed software, intellectual property, and customer lists. Proprietary developed software is carried at cost less accumulated amortization; intellectual property, customer lists and acquired contracts are carried at acquisition date fair value less accumulated amortization.

On January 7, 2025, the Company acquired the QXO domain names from an entity controlled by Jacobs Private Equity for $659,000. The Company has determined that the QXO domain names have an indefinite life and will not be amortized.
Intangible assets at March 31, 2025, and December 31, 2024, consisted of the following:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Proprietary developed software	$390	$390
Intellectual property, customer lists, domain names, and acquired contracts	9,707	9,049
Less: accumulated amortization	(5,637)	(5,415)
Total intangible assets	$4,460	$4,024
Amortization expense related to the above intangible assets for the three months ended March 31, 2025 was $222,400, as compared with $209,300 for the three months ended March 31, 2024.
NOTE 6 – LEASES
The Company leases its corporate offices and data centers under non-cancelable operating lease agreements. The terms of the Company’s real estate leases generally range from 3 to 5 years. Corporate office leases expire at various dates through 2026. The Company also leases certain equipment under finance leases. The terms of equipment leases generally range from 3 to 5 years. These leases expire at various dates through 2027.
The table below presents the operating and financing lease-related assets and liabilities recorded on the unaudited condensed consolidated balance sheets:

(in thousands)		As of
Leases	Balance Sheet Classification	March 31, 2025	December 31, 2024
Assets
Operating	Operating lease right-of-use assets	$212	$259
Financing	Property and equipment, net	176	197
Total lease assets		$388	$456
Liabilities
Current:
Operating	Operating lease liabilities, current portion	$182	$188
Finance	Finance lease obligations, current portion	131	128
Non-current:
Operating	Operating lease obligations, net of current portion	31	71
Financing	Financing lease liabilities, net of current portion	156	190
Total lease liabilities		$500	$577

The following table presents components of lease cost for operating and finance leases as follows:

(in thousands)	Three Months Ended March 31,
Lease cost	2025	2024
Operating lease cost	$50	$85
Finance lease cost:
Amortization of leased assets	56	67
Interest on lease liabilities	6	7
Short-term lease cost and variable lease cost	78	22
Net lease cost	$190	$181

The following table presents supplemental cash flow information related to operating and finance leases as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$50	$85
Financing cash flows for finance leases	$31	$49
Leased assets obtained in exchange for new lease obligations:
Operating leases	$—	$—
Finance leases	$—	$—
NOTE 7 – COMMITMENTS AND CONTINGENCIES
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
NOTE 8 – INCOME TAXES

The Company’s interim provision for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rates for the three months ended March 31, 2025 and 2024 were 49.3% and 33.5%, respectively. The Company’s effective tax rates for the three months ended March 31, 2025 and 2024 were based on the United States federal statutory tax rate of 21% and certain state jurisdictional income tax rates, adjusted for permanent items including compensation above $1 million, inclusive of equity awards, paid to covered employees under IRC Section 162(m).
NOTE 9 – EQUITY-BASED COMPENSATION
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

The Omnibus Plan provides that the Plan Share Limit shall automatically increase on January 2 of each calendar year commencing on January 1, 2025 and ending on January 1, 2034 in an amount equal to three percent (3%) of the sum of: i) the number of shares of common stock outstanding as of December 31 of the preceding calendar year, and ii) the number of shares of common stock into which the Convertible Preferred Stock outstanding on December 31 of the preceding calendar year are convertible. The Compensation and Talent Committee took no action to alter the automatic increase effective January 1, 2025 in the Plan Share Limit under the Omnibus Plan. The automatic renewal increased the Plan Share Limit to 27.0 million shares for fiscal 2025.

RSUs

The Company granted RSUs which vest subject to the employee’s continued employment with the Company through the applicable vesting date. The Company recorded share-based compensation expense for RSUs on a straight-line basis over the requisite service period.

The following table summarizes the activity related to the Company’s RSUs awards for the three months ended March 31, 2025:

(in thousands, except for weighted average grant date fair value)	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at beginning of period	13,470	$11.57
Granted	233	13.07
Balance at end of period	13,703	$11.59

As of March 31, 2025, total unrecognized compensation expense related to unvested RSUs was $138.6 million and is expected to be recognized over a weighted-average period of 4.66 years.

pRSUs

The Company grants pRSUs which include a service-based vesting condition and a market condition for exercisability. The service condition is subject to the employee’s continued employment with the Company through the applicable vesting date. The vesting of certain pRSUs is also subject to achievement of performance goals relating to the Company’s TSR compared to the TSR ranking of each company that is in the S&P 500 index. The performance goals for a portion of the pRSUs will be measured over a cumulative performance period ending on December 31, 2028, and the performance goals for the remainder of the pRSUs will be measured based on designated performance periods that occur within such cumulative period.

The following table summarizes the market-based conditions:

Percentile Position vs. S&P 500 Index Companies	Units Earned as a Percentage of Target
Below 55th Percentile	—%
55th Percentile	100%
65th Percentile	150%
75th Percentile	175%
80th Percentile	200%
90th Percentile	225%

The following table summarizes the activity related to the Company’s pRSUs for the three months ended March 31, 2025:

(in thousands, except for weighted average grant date fair value)	Number of pRSUs	Weighted Average Grant Date Fair Value
Balance at beginning of period	8,420	$20.24
Granted	—	—
Balance at end of period	8,420	$20.24

As of March 31, 2025, total unrecognized compensation expense related to unvested pRSUs was $135.9 million and is expected to be recognized over a weighted-average period of 3.33 years.

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

As of March 31, 2025, there were 26.8 million additional shares of the Company’s common stock reserved for future issuance under the 2024 Plan.

Share-Based Compensation Expense

Share-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized share-based compensation expense as follows:

(in thousands)	Three Months Ended March 31,
	2025	2024
pRSUs	$12,693	$—
RSUs	7,567	—
Total share-based compensation expense	$20,260	$—

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

NOTE 10 – SEGMENT INFORMATION

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

The following table presents information regarding the components of revenue, significant segment expenses and consolidated net income representative of the significant categories regularly provided to the CODM when managing the Company’s one operating segment:

(in thousands)	Three Months Ended March 31,
	2025	2024
Revenue:
Software revenue	$3,517	$3,480
Professional consulting revenue	4,081	4,905
Maintenance revenue	1,071	1,573
Ancillary service revenue	4,839	4,478
Total revenue, net	$13,508	$14,436
Less:
Purchased software and services	$5,031	$5,370
Employee compensation and benefits	12,435	7,408
Share-based compensation	20,260	—
Professional fees	12,076	319
General and administrative expenses (1)	2,713	835
Other segment items	(47,762)	366
Net income	$8,755	$138
(1) Includes advertising and marketing, and other corporate overhead expenditures.
NOTE 11 – LONG-TERM DEBT

Senior Secured Notes

On April 29, 2025, Merger Sub (the “Issuer”) completed the issuance and sale of $2.25 billion in aggregate principal amount of 6.75% Senior Secured Notes due 2032 (the “Notes”). The Notes were issued pursuant to an Indenture, dated as of April 29, 2025 (as supplemented, the “Indenture”), and, upon consummation of the Beacon Acquisition, QXO Building Products assumed the obligations under the Notes and the Indenture and certain of QXO Building Products’ subsidiaries (the “Subsidiary Guarantors”) guaranteed QXO Building Products’ obligations under the Notes and the Indenture. The Notes are secured by first-priority liens on substantially all assets of the Issuer and the Subsidiary Guarantors, other than the ABL Priority Collateral (as defined below) (the “Notes Priority Collateral”) and by second-priority liens on substantially all of the Issuer’s and the Subsidiary Guarantors’ inventory, receivables and related assets (the “ABL Priority Collateral”), in each case, subject to certain exceptions and permitted liens. Proceeds from the Notes were used to partially fund the Beacon Acquisition and related transaction expenses.

On or after April 30, 2028, the Issuer may redeem the Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the Indenture. In addition, prior to April 30, 2028, the Issuer may redeem the Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. Notwithstanding the foregoing, at any time prior to April 30, 2028, the Issuer may also redeem up to 50% of the aggregate principal amount of the Notes with funds in an aggregate amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 106.75% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, prior to April 30, 2028, the Issuer may redeem during each twelve-month period up to 10% of the original aggregate principal amount of the Notes at a redemption price equal to 103%, plus accrued and unpaid interest, if any.

The Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default.

Term Loan Facility

On April 29, 2025, Merger Sub, as initial borrower, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with Queen HoldCo, LLC (“Holdings”), the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, which provides for senior secured financing consisting of a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $2.25 billion. Upon the consummation of the Beacon Acquisition, QXO Building Products entered into a joinder to the Term Loan Credit Agreement as the surviving borrower (the “Borrower”). The facility matures on April 30, 2032. Proceeds from the Term Loan Facility were used to partially fund the Beacon Acquisition and related transaction expenses. As of April 29, 2025, QXO Building Products had $2.25 billion outstanding under the Term Loan Facility.

Borrowings under the Term Loan Facility bear interest at variable rates based on Term SOFR or a base rate, in each case plus an applicable margin. The facility requires scheduled quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the Term Loan Facility, with the remaining balance due at maturity. The Term Loan Facility also requires the Borrower to make certain mandatory prepayments. The Borrower can make voluntary prepayments at any time without penalty, except in connection with a repricing event in respect of the Term Loan Facility, subject to customary breakage costs. Any refinancing through the issuance of certain debt or any repricing amendment, in either case, that constitutes a “repricing event” applicable to the term loans resulting in a lower yield occurring at any time during the first six months after the closing date of the Term Loan Facility will be accompanied by a 1.00% prepayment premium or fee, as applicable.

The Term Loan Facility is unconditionally guaranteed by Holdings on a limited‑recourse basis and secured by a first-priority lien on the equity interests of the Borrower held by Holdings. The Term Loan Facility is also guaranteed by each Subsidiary Guarantor and secured by a first-priority lien with respect to the Notes Priority Collateral and a second-priority lien with respect to the ABL Priority Collateral. The Term Loan Facility is secured on a ratable basis with the Notes with respect to the Notes Priority Collateral and the ABL Priority Collateral.

The Term Loan Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The Term Loan Credit Agreement contains certain customary events of default, including relating to a change of control.

ABL Credit Agreement

On April 29, 2025, Merger Sub, as initial borrower, entered into the Asset-Based Revolving Credit Agreement (the “ABL Credit Agreement”), with Holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, which provides for an asset-based revolving credit facility (the “ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with an aggregate borrowing availability equal to the lesser of $2.0 billion, and the borrowing base. Upon the consummation of the Beacon Acquisition, the Borrower entered into a joinder to the ABL Credit Agreement as the surviving borrower. The ABL Facility matures on April 29, 2030. On April 29, 2025, the Borrower borrowed $400 million under the ABL Facility to partially fund the Beacon Acquisition and related transaction expenses. Based on our borrowing base as of April 29, 2025, the Company had $1.6 billion borrowing capacity under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to, at the Borrower’s option, either (a) (x) Term SOFR determined by reference to the secured overnight financing rate published by the Federal Reserve Bank of New York, which rate shall be no less than zero or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate quoted by the Wall Street Journal as the “Prime Rate” and (iii) the sum of one-month adjusted Term SOFR plus 1.00% per annum, which base rate shall be no less than 1.00%, or (y) with respect to borrowings of Canadian dollars, Term CORRA determined by reference to the interbank offered rate administered by the CORRA Administrator, which rate shall be no less than zero, in each case plus an applicable margin based on excess availability set forth in the ABL Credit Agreement. We are also required to a pay commitment fee equal to 0.20% per annum (depending on the average utilization of the commitments) to the lenders under the ABL Facility in respect of the unutilized commitments thereunder. The Borrower can make voluntary prepayments at any time without penalty, subject to customary breakage costs.

The ABL Facility (and at the Borrower’s option certain hedging, cash management and bank product obligations secured under the ABL Facility) is unconditionally guaranteed by Holdings on a limited‑recourse basis and secured by a second-priority lien on the equity interests of the Borrower held by Holdings. The ABL Facility is also guaranteed by each subsidiary guarantor and secured by a second-priority lien with respect to the Notes Priority Collateral and a first-priority lien with respect to the ABL Priority Collateral.

The ABL Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The ABL Credit Agreement contains certain customary events of default, including relating to a change of control.

The ABL Facility requires that the Borrower, commencing on or after the last day of the first full fiscal quarter ending after the closing date of the ABL Facility, maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time if as of such time availability is less than the greater of (x) $120 million and (y) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time.

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
Overview
As of March 31, 2025, QXO, Inc. (“QXO”, “we”, “our”, or the “Company”) was primarily a technology solutions and professional services company providing critical software applications, consulting and other professional services, including specialized programming, training, and technical support. to small and mid-size companies in the manufacturing, distribution and services industries.
On March 20, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Queen MergerCo, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and Beacon Roofing Supply, Inc., a Delaware corporation (“Beacon”). On April 29, 2025, pursuant to the Merger Agreement, Merger Sub merged with and into Beacon, with Beacon remaining as the surviving entity and being renamed QXO Building Products, Inc., and the Company completed its acquisition of Beacon in a transaction that valued Beacon at approximately $11.0 billion.
As a result of this acquisition, QXO has transitioned to a building products distribution company and is the largest publicly traded distributor of roofing, waterproofing and complementary building products in the United States. The Company plans to become the leader in the $800 billion building products distribution industry and generate outsized value for shareholders. We are executing our strategy toward a target of $50 billion in annual revenues within the next decade through accretive acquisitions and organic growth.

Results of Operations for the Three Months Ended March 31, 2025 and 2024
The following tables set forth our results of operations for the periods presented and express the relationship of certain line items as a percentage of net sales for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results:

(in thousands, except percentages)	Three Months Ended
				% of net revenue
	March 31, 2025	March 31, 2024	% Change	March 31, 2025	March 31, 2024
Condensed Consolidated Statements of Operations
Revenue:
Software product, net	$3,517	$3,480	1.1%	26.0%	24.1%
Service and other, net	9,991	10,956	(8.8%)	74.0%	75.9%
Total revenue, net	13,508	14,436	(6.4%)	100.0%	100.0%
Cost of revenue:
Product	2,215	2,199	0.7%	16.4%	15.2%
Service and other	5,907	6,579	(10.2%)	43.7%	45.6%
Total cost of revenue	8,122	8,778	(7.5%)	60.1%	60.8%
Operating expenses:
Selling, general and administrative expenses	44,421	5,190	755.9%	328.8%	36.0%
Depreciation and amortization expenses	251	240	4.6%	1.9%	1.7%
Total operating expenses	44,672	5,430	722.7%	330.7%	37.7%
(Loss) income from operations	(39,286)	228	NM	(290.8%)	1.6%
Interest income (expense), net	56,553	(20)	NM	418.7%	(0.1%)
Income before taxes	17,267	208	NM	127.9%	1.5%
Provision for income taxes	8,512	70	NM	63.0%	0.5%
Net income	$8,755	$138	NM	64.8%	1.0%

NM = Not Meaningful

Revenue, net
Our consolidated net revenue for three months ended March 31, 2025 decreased $928,000 or 6.4%, compared with the same period in the prior year. Net revenue for the three months decreased compared with the prior year period. Revenue declined in the period as legacy systems are phased out and customers are migrated to new applications and implementation services.

Cost of revenue
Cost of revenue for the three months ended March 31, 2025 decreased $656,000 or 7.5%, compared with the same period in the prior year consistent with the decline in service revenue. As a percentage of revenue, margin was 39.9%, compared with 39.2% for the same period in the prior year. Gross margin improved slightly due to a change in product mix.
Operating expenses
Selling, general and administrative expenses for the three months ended March 31, 2025 increased $39.2 million or 755.9%, compared with the same period in the prior year. The increase in operating expenses is primarily due to salary, expense and share-based compensation associated with the Company’s new senior management team along with transaction costs associated with the Beacon Roofing acquisition.

Depreciation and amortization expense for the three months ended March 31, 2025 remained relatively consistent, slightly increasing $11,000 or 4.6%, compared with the same period in the prior year.
Interest income (expense), net

Interest income increased $56.6 million for the three months ended March 31, 2025, compared with the same periods in the prior year. The increase is attributed to the interest earned on our cash position due to the cash infusion from the Equity Investment and the private placements that closed in July 2024.
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
The following table presents a reconciliation of net income to Adjusted EBITDA.

	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Reconciliation of net income to Adjusted EBITDA
Net income	$8,755	$138
Add (deduct):
Depreciation and amortization	278	276
Share-based compensation	20,260	—
Interest (income) expense	(56,553)	20
Provision for income taxes	8,512	70
Transaction costs	9,833	—
Adjusted EBITDA	$(8,915)	$504

Liquidity and Capital Resources

The Company’s cash balance was $5.08 billion as of March 31, 2025 and consisted primarily of cash on deposit with banks and investments in money market funds. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, acquisitions or other strategic investments. We continually evaluate our liquidity requirements considering our operating needs, growth initiatives and capital resources. Following the consummation of the Beacon Acquisition, our primary sources of liquidity are cash on the balance sheet, cash generated by operations and borrowings under the ABL Facility. Our primary uses of cash after the consummation of the Beacon Acquisition are working capital requirements, debt service requirements and capital expenditures. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.

The Company has a quarterly dividend policy in place for its Convertible Preferred Stock, and dividends are paid when declared by the Board. During the three months ended March 31, 2025, the Company paid $22.5 million in dividends to holders of its Convertible Preferred Stock. Subsequent to the close of the quarter, an additional $22.5 million in dividends was paid to these holders. These dividends are part of the Company’s ongoing cash obligations and are considered when evaluating overall liquidity needs. For additional information regarding its Convertible Preferred stock see, Note 3 – Equity of the Notes to Consolidated Financial Statements, in “Item 1 Financial Statements” of this Quarterly Report.

Private Placement

On March 17, 2025, the Company entered into purchase agreements with certain institutional investors to privately place 67.5 million shares of its common stock at a price of $12.30 per share.The closing of the private placement was contingent upon the completion of the Company’s acquisition of Beacon and was completed on April 29, 2025. As a result of the closing, the Company raised approximately $830.6 million to partially fund the Beacon transaction and related costs.

Registered Equity Offering

On April 16, 2025, the Company offered and sold 37.7 million shares of the Company’s common stock in an underwritten public offering at a price of $13.25 per share. The Company raised $488.6 million in net proceeds from the equity offering, after deducting offering costs of approximately $11.4 million. The Company also granted the underwriters in the public offering an option to purchase up to an additional 5.7 million shares of the Company’s common stock at a price of $13.25 per share less underwriting discounts and commissions. On May 5, 2025, the option was partially exercised with respect to 4.0 million shares resulting in an additional $51.8 million of net proceeds.

Senior Secured Notes

On April 29, 2025, Merger Sub (the “Issuer”) completed the issuance and sale of $2.25 billion in aggregate principal amount of 6.75% Senior Secured Notes due 2032 (the “Notes”). The Notes were issued pursuant to an Indenture, dated as of April 29, 2025 (as supplemented, the “Indenture”), and, upon consummation of the Beacon Acquisition, QXO Building Products assumed the obligations under the Notes and the Indenture and certain of QXO Building Products’ subsidiaries (the “Subsidiary Guarantors”) guaranteed QXO Building Products’ obligations under the Notes and the Indenture. The Notes are secured by first-priority liens on substantially all assets of the Issuer and the Subsidiary Guarantors, other than the ABL Priority Collateral (as defined below) (the “Notes Priority Collateral”) and by second-priority liens on substantially all of the Issuer’s and the Subsidiary Guarantors’ inventory, receivables and related assets (the “ABL Priority Collateral”), in each case, subject to certain exceptions and permitted liens. Proceeds from the Notes were used to partially fund the Beacon Acquisition and related transaction expenses.

On or after April 30, 2028, the Issuer may redeem the Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the Indenture. In addition, prior to April 30, 2028, the Issuer may redeem the Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. Notwithstanding the foregoing, at any time prior to April 30, 2028, the Issuer may also redeem up to 50% of the aggregate principal amount of the Notes with funds in an aggregate amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 106.75% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any. In addition, prior to April 30, 2028, the Issuer may redeem during each twelve-month period up to 10% of the original aggregate principal amount of the Notes at a redemption price equal to 103%, plus accrued and unpaid interest, if any.

The Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default.

Term Loan Facility

On April 29, 2025, Merger Sub, as initial borrower, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with Queen HoldCo, LLC (“Holdings”), the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, which provides for senior secured financing consisting of a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $2.25 billion. Upon the consummation of the Beacon Acquisition, QXO Building Products entered into a joinder to the Term Loan Credit Agreement as the surviving borrower (the “Borrower”). The facility matures on April 30, 2032. Proceeds from the Term Loan Facility were used to partially fund the Beacon Acquisition and related transaction expenses. As of April 29, 2025, QXO Building Products had $2.25 billion outstanding under the Term Loan Facility.

Borrowings under the Term Loan Facility bear interest at variable rates based on Term SOFR or a base rate, in each case plus an applicable margin. The facility requires scheduled quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the Term Loan Facility, with the remaining balance due at maturity. The Term Loan Facility also requires the Borrower to make certain mandatory prepayments. The Borrower can make voluntary prepayments at any time without penalty, except in connection with a repricing event in respect of the Term Loan Facility, subject to customary breakage costs. Any refinancing through the issuance of certain debt or any repricing amendment, in either case, that constitutes a “repricing event” applicable to the term loans resulting in a lower yield occurring at any time during the first six months after the closing date of the Term Loan Facility will be accompanied by a 1.00% prepayment premium or fee, as applicable.

The Term Loan Facility is unconditionally guaranteed by Holdings on a limited‑recourse basis and secured by a first-priority lien on the equity interests of the Borrower held by Holdings. The Term Loan Facility is also guaranteed by each Subsidiary Guarantor and secured by a first-priority lien with respect to the Notes Priority Collateral and a second-priority lien with respect to the ABL Priority Collateral. The Term Loan Facility is secured on a ratable basis with the Notes with respect to the Notes Priority Collateral and the ABL Priority Collateral.

The Term Loan Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The Term Loan Credit Agreement contains certain customary events of default, including relating to a change of control.

ABL Credit Agreement

On April 29, 2025, Merger Sub, as initial borrower, entered into the Asset-Based Revolving Credit Agreement (the “ABL Credit Agreement”), with Holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, which provides for an asset-based revolving credit facility (the “ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with an aggregate borrowing availability equal to the lesser of $2.0 billion, and the borrowing base. Upon the consummation of the Beacon Acquisition, the Borrower entered into a joinder to the ABL Credit Agreement as the surviving borrower. The ABL Facility matures on April 29, 2030. On April 29, 2025, the Borrower borrowed $400 million under the ABL Facility to partially fund the Beacon Acquisition and related transaction expenses. Based on our borrowing base as of April 29, 2025, the Company had $1.6 billion borrowing capacity under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to, at the Borrower’s option, either (a) (x) Term SOFR determined by reference to the secured overnight financing rate published by the Federal Reserve Bank of New York, which rate shall be no less than zero or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate quoted by the Wall Street Journal as the “Prime Rate” and (iii) the sum of one-month adjusted Term SOFR plus 1.00% per annum, which base rate shall be no less than 1.00%, or (y) with respect to borrowings of Canadian dollars, Term CORRA determined by reference to the interbank offered rate administered by the CORRA Administrator, which rate shall be no less than zero, in each case plus an applicable margin based on excess availability set forth in the ABL Credit Agreement. We are also required to a pay commitment fee equal to 0.20% per annum (depending on the average utilization of the commitments) to the lenders under the ABL Facility in respect of the unutilized commitments thereunder. The Borrower can make voluntary prepayments at any time without penalty, subject to customary breakage costs.

The ABL Facility (and at the Borrower’s option certain hedging, cash management and bank product obligations secured under the ABL Facility) is unconditionally guaranteed by Holdings on a limited‑recourse basis and secured by a second-priority lien on the equity interests of the Borrower held by Holdings. The ABL Facility is also guaranteed by each subsidiary guarantor and secured by a second-priority lien with respect to the Notes Priority Collateral and a first-priority lien with respect to the ABL Priority Collateral.

The ABL Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The ABL Credit Agreement contains certain customary events of default, including relating to a change of control.

The ABL Facility requires that the Borrower, commencing on or after the last day of the first full fiscal quarter ending after the closing date of the ABL Facility, maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time if as of such time availability is less than the greater of (x) $120 million and (y) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time.

Upon the completion of the Beacon Acquisition, the Company’s cash balance was approximately $400 million and consisted primarily of cash on deposit with banks and investments in money market funds.
Cash provided by operating activities
Cash provided by operating activities increased by $36.1 million, compared with the same period in the prior year. The year-over-year increase is attributed to interest income earned in the period offset by higher personnel costs associated with the execution of the Company’s strategy as contemplated in the Investment Agreement.
Cash used in investing activities
Cash used in investing activities increased by $744,000, compared with the same period in the prior year. The year-over-year increase is primarily related to the purchase of the QXO domain name and capital expenditures mainly associated with IT equipment to support the business.
Cash used in financing activities
Cash used in financing activities increased by $22.4 million, compared with the same period in the prior year. The year-over-year increase is primarily attributed to payments of preferred stock dividends.
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
As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
For information related to our legal proceedings, refer to Note 7 – Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report.

Item 1A. Risk Factors

The following are important factors that could affect our business, financial condition or results of operations and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report, our other filings with the SEC or in presentations such as webcasts open to the public. You should carefully consider the following factors in conjunction with this Quarterly Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 – Part I and our consolidated financial statements and related notes in Item 1 – Part I. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition or results of operations. If any of the following risks actually occur, or other risks that we are not aware of become material, our business, financial condition, results of operations and future prospects could be materially and adversely affected. Unless otherwise indicated or the context otherwise requires, references in this section to historical results, risks and impacts to the business are with respect to Beacon and its consolidated subsidiaries prior to the Beacon Acquisition.

Risks Related to Product Supply and Vendor Relations
An inability to obtain the products that we distribute could result in lost revenues and reduced margins and damage relationships with customers.
We distribute roofing materials and other complementary building products, such as siding and waterproofing, that are manufactured by a number of major suppliers. Disruptions in our sources of supply may occur as a result of various reasons, including unanticipated demand, production or delivery difficulties, the loss of key supplier arrangements, or broad disruptive events (whether globally, in the U.S., or abroad), such as wars, terrorist actions, cybersecurity attacks or other technological disruptions with respect to manufacturers or the material vendors we rely on, trade disputes, changes in regulation, macroeconomic events, government shutdowns, natural disasters, including those that may be linked to climate change, and/or a pandemic. For example, in 2021 and 2022 the exterior products industry experienced constrained supply chain dynamics caused in large part from global disruptions related to the COVID-19 pandemic. As a result, we experienced, at times, a limited ability to purchase enough product to meet consumer demand, which resulted in lost revenues. Although we do not believe these lost revenues were material, it is possible that future product shortages could be so severe as to result in material reductions in revenues and margins.
When shortages occur, building material suppliers often allocate products among distributors, and sourcing materials from a limited number of suppliers can increase our risk. During the year ended December 31, 2024, we had three suppliers that each contributed 10% or more of total purchases and, in total, represented nearly 35% of total purchases. Although we believe that our relationships with our suppliers are strong and that we would have access to similar products from competing suppliers should products be unavailable from current sources, any supply shortage, particularly of the most commonly sold items, could result in a loss of revenues and reduced margins and damage our reputation and relationships with customers.
A change in supplier pricing and demand could adversely affect our income and gross margins.
Many of the products that we distribute are subject to price changes based upon manufacturers’ raw material costs, energy costs, labor costs, and tariffs as well as other manufacturer pricing decisions. For example, as a distributor of residential roofing supplies, our business is sensitive to asphalt prices, which are highly volatile and often linked to oil prices, as oil is a significant input in asphalt production. Shingle prices have been volatile in recent years, partly due to volatility in asphalt prices. Other products we distribute, such as plywood and oriented strand board (“OSB”), experienced price volatility largely due to supply and demand imbalances in recent years. In addition to the rising costs of commodities and raw materials, supplier pricing and demand can also be affected by inflationary pressures and other conditions that make it more costly for our suppliers to distribute their products to us, such as fuel shortages, fuel cost increases, or labor shortages.
We may also experience price volatility related to the implementation of tariffs on imported steel or other products. For example, certain of our vendors use steel as a product input, and they may increase prices as a result of tariffs incurred or the overall impact of tariffs on domestic steel prices. It remains unclear what future actions may be taken by the U.S. with respect to trade policies or the imposition of tariffs on imported products, and the impact of those actions on the cost of products we distribute.
Historically, we have generally been able to pass increases in prices on to our customers. Although we often are able to pass on manufacturers’ price increases, our ability to pass on increases in costs and our ability to do so in a timely fashion depends on market conditions. For example, we experienced resource inflation in 2021 and 2022, as a strong recovery in demand following the COVID-19 pandemic created tightness in the market for certain raw materials. This caused our suppliers and us to increase product prices to address higher input costs.
By contrast, the inability to pass along cost increases or a delay in doing so could result in lower operating margins. In addition, higher prices could impact demand for these products, resulting in lower sales volumes.

A change in vendor rebates could adversely affect our income and gross margins.
The terms on which we purchase products from many of our vendors entitle us to receive a rebate based on the volume of our purchases. These rebates effectively reduce our costs for products. Vendors may adversely change the terms of some or all of these programs for a variety of reasons, including if market conditions change. Although these changes would not affect the net recorded costs of product already purchased, it may lower our gross margins on products we sell and therefore the income we realize on such sales in future periods.
Risks Related to Acquisitions and our Growth Strategy
We may not be able to identify potential acquisition targets or successfully complete acquisitions on acceptable terms, which could slow our inorganic growth rate.
Our growth strategy includes acquiring other distributors of roofing materials and complementary building products, such as siding and waterproofing. We continually seek additional acquisition candidates in selected markets, which include engaging in exploratory discussions with potential acquisition candidates, as well as engaging in competitive bidding processes for potential acquisition candidates. We are unable to predict whether or when we will be able to identify any suitable acquisition candidates, or, if we do, the likelihood that any such potential acquisition will be completed. If we cannot complete acquisitions that we identify on acceptable terms, our inorganic growth rate may decline. In addition, our current and potential competitors have made and may continue to make acquisitions that include acquisition candidates in which we were, or would have been, interested in pursuing and such competitors may establish cooperative relationships among themselves or with third parties. In the event that our inorganic growth does not keep pace with any significant consolidation among distributors of roofing materials and complementary building products, our competitive position could be adversely affected.
We may not be able to effectively integrate newly acquired businesses into our operations or achieve expected cost savings or profitability from our acquisitions.
Acquisitions involve numerous risks, including:
•unforeseen difficulties or disruptions in integrating operations, technologies, services, accounting, and employees;
•diversion of financial and management resources from existing operations;
•unforeseen difficulties related to entering geographic regions where we do not have prior experience;
•potential loss of key employees;
•unforeseen cybersecurity risks related to the businesses acquired or to the manufacturers and vendors the acquired businesses rely on;
•unforeseen liabilities and expenses associated with businesses acquired; and
•inability to generate sufficient revenue or realize sufficient cost savings to offset acquisition or investment costs.
As a result, if we fail to evaluate, execute, and integrate acquisitions properly, we might not achieve the anticipated benefits of such acquisitions and we may incur costs in excess of what we anticipate.
A measure of our success is dependent on maintaining our safety record, and an injury to, or death of, any of our employees, customers, or members of the general public related to our business activities could result in material liabilities and reputational injury.
Our business activities include an inherent risk of catastrophic safety incidents that could result in injuries and deaths. The activities we conduct at our customers’ designated delivery locations — which include construction and residential job sites — present a risk of injury or death to our employees, customers, or visitors, notwithstanding our compliance with safety regulations. We may be unable to avoid material liabilities for an injury or death, and our workers’ compensation and other insurance policies may not be adequate or may not continue to be available on terms acceptable to us, or at all, which could result in material liabilities to us.
Further, as a wholesale distributor of roofing materials and other complementary building products, we lease and operate a fleet of commercial motor vehicles, including semi-tractor trailer trucks, flatbed trucks, and forklifts. Accordingly, a safety incident involving our commercial fleet could result in material economic damages, as well as injuries and/or death, for our employees and any other parties involved. Although we believe our aggregate insurance limits should be sufficient to cover our historic claims amounts, participants in commercial distribution and transportation activities (i.e., trucking and transportation) have experienced large verdicts, including some instances in which juries have awarded significant amounts.

In addition, our brand’s reputation is an important asset to our business; as a result, anything that damages our brand’s reputation could materially harm our business, results of operations, and financial condition. For example, negative media reports, whether or not accurate, can materially and adversely affect our reputation.
Moreover, social media has dramatically increased the rate at which negative publicity can be disseminated before there is any meaningful opportunity to respond to or address an issue to protect our reputation.
Risks Related to Cyclicality, Seasonality, and Weather
Cyclicality in our business and general economic conditions could result in lower revenues and reduced profitability.
A portion of the products we sell are for residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit and capital availability, interest rates, foreclosure rates, housing inventory levels and occupancy, changes in the tax laws, employment levels, consumer confidence, and the health of the U.S. economy and mortgage markets. Economic downturns in the regions and markets we serve could result in lower net sales and, since many of our expenses are fixed, lower profitability. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels and occupancy, or a weakening of the U.S. economy or of any regional or local economy in which we operate, could adversely affect consumer spending, resulting in decreased demand for our products, and adversely affecting our business. In addition, instability in the economy and financial markets, including as a result of terrorism or civil or political unrest, may result in a decrease in housing starts or business investment, which would adversely affect our business.
Seasonality, weather-related conditions, and natural disasters may have a significant impact on our financial results.
The demand for building materials is heavily correlated to both seasonal changes and unpredictable weather patterns. Seasonal demand fluctuations are expected, such as in quarters ending March 31, when winter construction cycles and cold weather patterns typically have an adverse impact on new construction and re-roofing activity. The timing of weather patterns (unseasonable temperatures) and severe weather events (hurricanes, hailstorms, and protracted rain) may impact our financial results within a given period either positively or negatively, making it difficult to accurately forecast our results of operations. We expect that these seasonal and weather-related variations will continue in the future.
Certain extreme weather events and natural disasters, such as hurricanes, tornadoes, earthquakes, tropical storms, floods, droughts, and wildfires, may adversely impact us in several ways, including interfering with our ability to deliver our products, impeding our receipt of product from our vendors, disrupting branch staffing, reducing demand for our products, impairing our customers’ ability to pay accounts receivable, and damaging our facilities and inventory, although some of these adverse impacts may be offset by increased demand relating to damage from these weather events and natural disasters. Some of the areas in which we operate, including California, Florida, Louisiana, North Carolina, Texas and other coastal areas, have experienced recent natural disasters and have increased risks of adverse weather or natural disasters. The physical effects of climate change may increase the frequency or severity of natural disasters and other extreme weather events in the future, which could increase our exposure to these risks.
Risks Related to Information Technology
If we encounter interruptions in the proper functioning of our information technology systems, including from cybersecurity threats, we could experience material problems with our operations, including inventory, collections, customer service, cost control, and business plan execution that could have a material adverse effect on our financial results, including unanticipated increases in costs or decreases in net sales.
Our information technology systems (“IT systems” or “systems”), which include information technology networks, hardware, applications, and the data related thereto, are integral to the operation of our business. We use our IT systems to, among other things, provide complete integration of purchasing, receiving, order processing, shipping, inventory management, delivery routing, sales analysis, cash management, and accounting, as well as to process, transmit, protect, store, and delete sensitive and confidential electronic data, including, but not limited to, employee, supplier, and customer data (“Data”). Our IT systems include third-party applications and proprietary applications developed and maintained by us. We rely heavily on information technology both in serving our customers and in our enterprise infrastructure to achieve our objectives. In certain instances, we also rely on the systems of third parties to assist with conducting our business, which includes, among other things, marketing and distributing products, developing new products and services, operating our website, hosting and managing our services, securely storing Data, processing transactions, purchasing and receiving, billing and accounts receivable management, responding to customer inquiries, managing inventory and our supply chain, and managing our human resources processes and services. As a result, the secure and reliable operation of our systems (including its function of securing Data), and those of third parties upon whom we depend, are critical to the successful operation of our business. Any failure or interruption of our IT systems, including the systems of third parties upon whom we depend, could have a material adverse effect on our business, financial results, and reputation.

Although our IT systems and Data are protected through security measures and business continuity plans, our systems and those of third parties upon whom we depend may be vulnerable to: natural disasters; power outages; telecommunication or utility failures; terrorist acts; breaches due to employee error or malfeasance or other insider threats; disruptions during the process of upgrading or replacing computer software or hardware; terminations of business relationships by us or third-party service providers; and disinformation campaigns, damage or intrusion from a variety of deliberate cyber-attacks carried out by insiders or third parties, which are becoming more sophisticated and include computer viruses, worms, gaining unauthorized access to systems for purposes of misappropriating assets or sensitive information either directly or through our vendors and customers, denial of service attacks, ransomware, supply chain attacks, data corruption, malicious distribution of inaccurate information or other malicious software programs that may impact such systems and cause operational disruption. For these IT systems and related business processes to operate effectively, we or our service providers must continually maintain and update them. Delays in the maintenance, updates, upgrading, or patching of these systems and related business processes could impair their effectiveness or expose us to security risks. In addition, if IT systems are damaged, restoration or recovery of those systems may not be achievable in a timely manner.
Even with our policies, procedures, and programs designed to ensure the integrity of our IT systems and the security of Data, we may not be effective in identifying and mitigating every risk to which we are exposed. In some instances, we may have no current capability to detect certain vulnerabilities, which may allow them to persist in the environment over long periods of time.
Additionally, existing and future artificial intelligence (“AI”) capabilities present a growing threat by aiding experienced and inexperienced threat actors in identifying vulnerabilities and crafting increasingly sophisticated and targeted cybersecurity attacks. Vulnerabilities may also be introduced from the use of AI by us, our customers or suppliers. Use of AI by us or such third parties, whether authorized or unauthorized, increases the risk that our proprietary information or intellectual property will be unintentionally disclosed, and may introduce new risks such as inaccurate output.
Despite the precautions we take to mitigate the risks of such events, any attack on our IT systems or breach of our Data, or the IT systems and Data of third parties upon whom we depend, could result in, but are not limited to, the following: business disruption, misstated or misappropriated financial data, product shortages and/or an increase in accounts receivable aging, an adverse impact on our ability to attract and serve customers, delays in the execution of our business plan, theft of our intellectual property or other non-public confidential information and Data, including that of our customers, suppliers, and employees, liability for stolen assets or information, and higher operating costs including increased cybersecurity protection costs. Such events could harm our reputation and have an adverse impact on our financial results, including the impact of related legal, regulatory, and remediation costs. In addition, if any information about our customers, including payment information, were the subject of a successful cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers. Further, regulatory authorities have increased their focus on how companies collect, process, use, store, share, and transmit personal data. Privacy security laws and regulations, including federal and state laws in the U.S. and federal and provincial laws in Canada, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in litigation, significant sanctions, monetary costs, or other harm to us.
If we decide to switch providers, develop our own IT systems to replace providers, or implement upgrades or replacements to our own systems, we may be unsuccessful in this development, or we may underestimate the costs and expenses of switching providers or developing and implementing our own systems. Also, our sales levels may be negatively impacted during the period of implementing an alternative system, which period could extend longer than we anticipate.
Risks Related to Human Capital
Loss of key talent or our inability to attract and retain new qualified talent could hurt our ability to operate and grow successfully.
Our success will continue to depend to a significant extent on our executive officers and key management personnel, including branch managers. We may not be able to retain our executive officers and key personnel or recruit and attract additional qualified management. The loss of any of our current executive officers or other key management employees, or a delay in recruiting or our inability to recruit and retain qualified employees could adversely affect our ability to operate and make it difficult to execute our strategies to drive growth, enhance customer service, and expand our footprint in key markets. In addition, our operating results could be adversely affected by increased competition for employees, shortages of qualified workers, or higher employee turnover, all of which could have adverse effects on levels of customer service or result in increased employee compensation or benefit costs.
Our business may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force or the labor force of our suppliers or customers.
Any labor disputes, work stoppages, or unionization efforts could result in significant increases in our cost of labor. While we believe that our relations with employees generally and the labor unions that represent our employees (which as of December 31, 2024 was approximately 4.4% of our workforce) are generally good and we have experienced no material strikes or work stoppages recently (and there are no material outstanding labor disputes currently), in the future we could experience these and other types of conflicts with labor unions, other groups representing employees, or with our employees in general.

Installation, replacement and repair of roofing is a labor-intensive business. Demand for our products may be impacted by our customers’ ability to attract, train, and retain workers. Changes in immigration laws and regulations, trends in labor migration, and increases in our customers’ personnel costs or the inability of our customers to hire sufficient personnel, which may be amplified in tight labor market conditions, could adversely impact our business, financial position, results of operations, and cash flows.
Regulatory Risk
Our activities and operations are subject to numerous laws and regulations and we could become subject to newly enacted laws and regulations, compliance with which could increase our general and administrative costs. If we violate such laws or regulations, we could face penalties and fines or be required to curtail operations.
We are subject to various federal, state, provincial, local and other laws and regulations, including, among other things, environmental, climate, transportation, health and safety laws and regulations, tax laws and regulations, and potential tariffs on imported products. Some of the regulations to which we are subject include:
•transportation regulations promulgated by the U.S. Department of Transportation;
•work safety regulations promulgated by the Occupational Safety and Health Administration;
•employment regulations promulgated by the U.S. Equal Employment Opportunity Commission and the U.S. Department of Labor;
•environmental regulations promulgated by the Environmental Protection Agency; and
•similar regulations promulgated by state, provincial, and local regulators.
Concern over climate change has led to, and may in the future lead to, new or increased legal and regulatory requirements designed to reduce or mitigate the effects of climate change, which could increase our operating or capital expenses and compliance burdens.
Applicable laws and regulations require us to obtain and maintain permits and approvals and implement programs and procedures to control risks associated with our operations. Compliance in these or other areas may increase our general and administrative costs and adversely affect our financial condition, operating results, and cash flows. Moreover, failure to comply with the regulatory requirements applicable to our business could expose us to investigation, enforcement actions, litigation, and substantial fines and penalties that could adversely affect our financial condition, results of operations, and cash flows.
These laws, regulations, or rules and their interpretation and application may also change from time to time and those changes could be substantial and have a material adverse effect on our business, financial condition, results of operations, and cash flows. We cannot predict the nature and timing of future developments in law and regulations and whether we will be successful in meeting future demands of regulatory bodies in a manner which will not materially adversely affect us.
Risks Related to the Acquisition of Beacon
We may be unable to integrate Beacon successfully and realize the anticipated benefits of the Beacon Acquisition.
The successful integration of Beacon and operations into those of our own and our ability to realize the expected benefits of the transaction are subject to a number of risks and uncertainties, many of which are outside of our control. We will also be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. The risks and uncertainties relating to integrating the two businesses include, among other things:
•the challenge of integrating complex organizations, systems, operating procedures, compliance programs, technology, networks and other assets of Beacon;
•the difficulties harmonizing differences in the business cultures of QXO and Beacon;
•the inability to successfully integrate our respective businesses in a manner that permits us to achieve the cost savings and other anticipated benefits from the Beacon Acquisition;
•the inability to minimize the diversion of management attention from ongoing business concerns during the process of integrating Beacon into our businesses;
•the inability to resolve potential conflicts that may arise relating to customer, supplier and other important relationships of our business and Beacon;
•difficulties in retaining key management and other key employees; and
•the challenge of managing the expanded operations of a significantly larger and more complex company and coordinating geographically separate organizations.

As a result of the Beacon Acquisition, we expect to realize certain synergies and cost savings. Any synergies and cost savings that we realize may differ materially from our estimates and involve risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such estimates. This information is speculative in nature, and some or all of the assumptions underlying the estimated synergies and cost savings may not materialize or may vary from actual results. Our ability to realize these anticipated synergies and savings is subject to significant uncertainties and you should not place undue reliance on the adjustments in evaluating our anticipated results.
We have incurred substantial expenses to consummate the Beacon Acquisition but may not realize the anticipated benefits. In addition, even if we are able to integrate Beacon successfully, the anticipated benefits of the Beacon Acquisition may not be realized fully, or at all, or may take longer to realize than expected. Given the size and significance of the Beacon Acquisition, we may encounter difficulties in the integration of the operations of Beacon and may fail to realize the full benefits and synergies of the Beacon Acquisition, which could adversely impact our business, results of operation and financial condition.
Beacon may have liabilities that are not known to us.
Beacon may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations of Beacon. We cannot assure you that the indemnification available to us under the Agreement and Plan of Merger dated as of March 20, 2025 (the “Merger Agreement”) in respect of the Beacon Acquisition will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the business of Beacon or property that we assumed upon consummation of the Beacon Acquisition. We may learn additional information about Beacon that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
Acquisition accounting adjustments could adversely affect our financial results.
We will account for the completion of the Beacon Acquisition using the acquisition method of accounting. We will allocate the total estimated purchase price to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the Beacon Acquisition record the excess, if any, of the purchase price over those fair values as goodwill. Differences between preliminary estimates and the final acquisition accounting may occur, and these differences could have a material impact on the consolidated financial statements and the combined company’s future results of operations and financial position.
We will be subject to business uncertainties that could adversely affect our business.
Our success following the Beacon Acquisition will depend in part upon the ability to maintain our business relationships. Uncertainty about the effect of the Beacon Acquisition on customers, suppliers, employees and other constituencies may have a material adverse effect on us. Customers, suppliers and others who deal with us may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships or take other actions as a result of the Beacon Acquisition that could negatively affect the revenues, earnings and cash flows of our company. If we are unable to maintain these business and operational relationships, our financial position, results of operations or cash flows could be materially affected.
Risks Related to Our Indebtedness
We incurred substantial additional indebtedness in connection with the Beacon Acquisition.
We incurred, through our wholly owned subsidiary QXO Building Products, Inc. (formerly known as Beacon Roofing Supply, Inc.) and its subsidiaries (the “Credit Parties”), substantial indebtedness in connection with the Beacon Acquisition. As of the closing of the Beacon Acquisition, on a consolidated basis, we had approximately $4.9 billion face value of outstanding indebtedness (excluding capital leases and finance lease obligations), and revolving commitments under the ABL Facility of $2.0 billion, of which $400.0 million were drawn at the closing of the Beacon Acquisition, and we had approximately $1.6 billion available for additional borrowing under our ABL Facility (subject to a borrowing base and excluding approximately $17.8 million in letters of credit outstanding thereunder).
Our high level of debt could have important consequences, including:
•making it more difficult for us to satisfy our obligations with respect to our debt and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing other indebtedness;
•requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and the repayment of our indebtedness, thereby reducing funds available to us for other purposes;
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business development or other general corporate requirements, including dividends, if and when declared by our board of directors;

•increasing our vulnerability to general adverse economic and industry conditions;
•making us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•restricting us from making strategic acquisitions, engaging in development activities or exploiting business opportunities;
•causing us to make non-strategic divestitures;
•exposing us to the risk of increased interest rates as certain of our borrowings are and may in the future be at variable rates of interest;
•limiting our flexibility in planning for and reacting to changes in our industry;
•impacting our effective tax rate; and
•increasing our cost of borrowing.
In addition, the credit agreements governing the Credit Facilities and the Indenture contain restrictive covenants that limit the ability of the Credit Parties to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy the obligations of the Credit Parties under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance the debt obligations of the Credit Parties depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit the Credit Parties to pay the principal and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund the debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, or to dispose of material assets or operations, alter our dividend policy, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet the scheduled debt service obligations. The instruments governing our indebtedness restrict our ability to dispose of assets and restrict the use of proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.
Our inability to generate sufficient cash flows to satisfy the debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, may materially adversely affect our business, financial condition and results of operations and our ability to satisfy our obligations under our indebtedness or pay dividends on our Common Stock.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
The credit agreements that govern the Credit Facilities and the Indenture contain, and any other existing or future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, through the Credit Parties, including restrictions on the ability of the Credit Parties to, among other things:
•incur additional debt, guarantee indebtedness or issue certain preferred shares;
•pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock or make other restricted payments;
•prepay, redeem or repurchase certain debt;
•make loans or certain investments;
•sell certain assets;
•create liens on certain assets;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•enter into certain transactions with our affiliates;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•designate our subsidiaries as unrestricted subsidiaries.
As a result of these covenants, we are limited in the manner in which we conduct our business, and may be unable to engage in favorable business activities or finance future operations or capital needs.

A failure to comply with the covenants under the Credit Facilities, the Indenture or any of our other existing or future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of an event of default under the Credit Facilities, the lenders:
•will not be required to lend any additional amounts to us;
•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit;
•could require us to apply all of our available cash to repay these borrowings; or
•could effectively prevent us from making debt service payments (due to a cash sweep feature).
Such actions by the lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the holders of the Notes, the lenders under the Credit Facilities and any of our other existing or future secured indebtedness could proceed against the collateral granted to them to secure the Notes, the Credit Facilities or such other indebtedness. We pledged a significant portion of our assets as collateral under the Notes and the Credit Facilities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information
None.

Item 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of March 20, 2025, by and among QXO, Inc., Beacon Roofing Supply, Inc. and Queen MergerCo, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2025).+

10.1
Form of Purchase Agreement, dated as of March 17, 2025, by and between QXO, Inc. and the Investors signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2025).

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
* Filed herewith.
**Furnished herewith.
+ Schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. QXO agrees to furnish supplementally a copy of any omitted schedules and/or exhibits to the SEC on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
QXO, INC.

Dated: May 8, 2025	By:	/s/ Brad Jacobs
Brad Jacobs Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2025	By:	/s/ Ihsan Essaid
Ihsan Essaid Chief Financial Officer
(Principal Financial Officer)