Form 10-Q
period 2025-06-30
QXO, Inc.
filed 2025-08-14
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-Q
____________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025
or
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
(888) 998-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	QXO	New York Stock Exchange
Depositary Shares, each representing a 1/20th interest in a share of 5.50% Series B Mandatory Convertible Preferred Stock, par value $0.001 per share	QXO.PRB	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2025, there were 673,556,656 shares outstanding of the registrant’s common stock.

QXO, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2025

PART I. FINANCIAL INFORMATION
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
•risks related to the proper functioning of our information technology systems, including from cybersecurity threats and artificial intelligence use;
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
•unexpected liabilities, costs, charges, expenses or accounting adjustments resulting from the Beacon Acquisition or any future acquisition or difficulties in integrating and operating acquired companies;
•risks related to our obligations under the indebtedness we incurred in connection with the Beacon Acquisition;
•the risk that the Company is or becomes highly dependent on the continued leadership of Brad Jacobs as chairman and chief executive officer and the possibility that the loss of Mr. Jacobs in these roles could have a material adverse effect on the Company’s business, financial condition and results of operations;
•the possible economic impact of the Company’s outstanding warrants and preferred stock on the Company and the holders of its common stock, including market price volatility, dilution from the exercise or conversion of the warrants or preferred stock, or the impact of dividend payments from preferred stock that remains outstanding;
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
•unknown liabilities and uncertainties regarding general economic, business, competitive, legal, regulatory, tax and geopolitical conditions; and
•other factors, including those set forth in the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and subsequent Quarterly Reports.
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

Item 1. Condensed Consolidated Financial Statements
QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$2,278.5	$5,068.5
Accounts receivable, net	1,575.7	2.7
Inventories, net	1,849.6	—
Vendor rebates receivable	468.7	—
Income tax receivable	222.8	—
Prepaid expenses and other current assets	99.5	18.4
Total current assets	6,494.8	5,089.6
Property and equipment, net	696.3	0.4
Goodwill	5,137.9	1.2
Intangibles, net	4,003.8	4.0
Operating lease right-of-use assets, net	747.3	0.3
Deferred income tax assets, net	—	2.6
Other assets, net	34.1	0.2
Total assets	$17,114.2	$5,098.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,426.9	$6.2
Accrued expenses	585.7	38.6
Current portion of operating lease liabilities	108.3	0.2
Current portion of finance lease liabilities	44.5	0.1
Total current liabilities	2,165.4	45.1
Borrowings under revolving lines of credit	199.9	—
Long-term debt, net	3,051.5	—
Deferred income tax liabilities, net	1,042.3	—
Operating lease liabilities	571.5	0.1
Finance lease liabilities	139.5	0.2
Other long-term liabilities	28.8	—
Total liabilities	7,198.9	45.4
Commitments and contingencies (Note 11)
Stockholders’ equity:
Mandatory Convertible Preferred Stock, $0.001 par value; 0.6 shares and 0.0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	558.1	—
Convertible Preferred Stock, $0.001 par value; authorized 10.0 shares, 1.0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	498.6	498.6
Common stock, $0.00001 par value; authorized 2,000.0 shares; 671.6 and 409.4 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	8,965.8	4,560.5
Retained earnings (accumulated deficit)	(104.1)	(6.2)
Accumulated other comprehensive loss	(3.1)	—
Total stockholders’ equity	9,915.3	5,052.9
Total liabilities and stockholders’ equity	$17,114.2	$5,098.3
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,906.4	$14.5	$1,919.8	$29.0
Cost of products sold	1,504.7	8.7	1,512.8	17.5
Gross profit	401.7	5.8	407.0	11.5
Operating expense:
Selling, general and administrative	456.8	9.8	501.2	15.0
Depreciation	27.2	0.1	27.3	0.2
Amortization	79.8	0.2	80.0	0.4
Total operating expense	563.8	10.1	608.5	15.6
Loss from operations	(162.1)	(4.3)	(201.5)	(4.1)
Interest (expense) income, net	(30.2)	3.5	26.4	3.4
Loss on debt extinguishment	(45.7)	—	(45.7)	—
Other income, net	1.7	—	1.7	—
Loss before provision for income taxes	(236.3)	(0.8)	(219.1)	(0.7)
Benefit from income taxes	(177.8)	(0.2)	(169.3)	(0.2)
Net loss	$(58.5)	$(0.6)	$(49.8)	$(0.5)
Loss per common share - basic and diluted (Note 7)	$(0.15)	$(9.93)	$(0.19)	$(9.72)

Total weighted-average common shares outstanding:
Basic	564.7	0.7	508.4	0.7
Diluted	564.7	0.7	508.4	0.7

See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(58.5)	$(0.6)	$(49.8)	$(0.5)
Other comprehensive loss:
Foreign currency translation adjustment	(3.1)	—	(3.1)	—
Total other comprehensive loss	(3.1)	—	(3.1)	—
Comprehensive loss	$(61.6)	$(0.6)	$(52.9)	$(0.5)
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(Unaudited)

	Mandatory Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Three Months Ended June 30, 2025
Balance as of March 31, 2025	—	$—	1.0	$498.6	409.4	$—	$4,580.7	$(20.0)	$—	$5,059.3
Issuance of Mandatory Convertible Preferred Stock, net of issuance costs	0.6	558.1	—	—	—	—	—	—	—	558.1
Mandatory Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(3.1)	—	(3.1)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(22.5)	—	(22.5)
Issuance of common stock, net of issuance costs	—	—	—	—	254.9	—	4,218.4	—	—	4,218.4
Proceeds from stock option exercises	—	—	—	—	2.9	—	14.3	—	—	14.3
Awards assumed in acquisition	—	—	—	—	—	—	87.5	—	—	87.5
Vesting of stock-based compensation awards	—	—	—	—	4.4	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	—	—	—	65.0	—	—	65.0
Other comprehensive loss	—	—	—	—	—	—	—	—	(3.1)	(3.1)
Net loss	—	—	—	—	—	—	—	(58.5)	—	(58.5)
Balance as of June 30, 2025	0.6	$558.1	1.0	$498.6	671.6	$—	$8,965.8	$(104.1)	$(3.1)	$9,915.3

Three Months Ended June 30, 2024
Balance as of March 31, 2024	—	$—	—	$—	0.7	$—	$9.4	$(1.8)	$—	$7.6
Issuance of Convertible Preferred Stock and Warrants, net of issuance costs	—	—	1.0	498.6	—	—	483.0	—	—	981.6
Common stock dividend	—	—	—	—	—	—	(17.4)	—	—	(17.4)
Net loss	—	—	—	—	—	—	—	(0.6)	—	(0.6)
Balance as of June 30, 2024	—	$—	1.0	$498.6	0.7	$—	$475.0	$(2.4)	$—	$971.2

See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(Unaudited)

	Mandatory Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Six Months Ended June 30, 2025
Balance as of December 31, 2024	—	$—	1.0	$498.6	409.4	$—	$4,560.5	$(6.2)	$—	$5,052.9
Issuance of Mandatory Convertible Preferred Stock, net of issuance costs	0.6	558.1	—	—	—	—	—	—	—	558.1
Mandatory Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(3.1)	—	(3.1)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(45.0)	—	(45.0)
Issuance of common stock, net of issuance costs	—	—	—	—	254.9	—	4,218.4	—	—	4,218.4
Proceeds from stock option exercises	—	—	—	—	2.9	—	14.3	—	—	14.3
Awards assumed in acquisition	—	—	—	—	—	—	87.5	—	—	87.5
Vesting of stock-based compensation awards	—	—	—	—	4.4	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	—	—	—	85.2	—	—	85.2
Other comprehensive loss	—	—	—	—	—	—	—	—	(3.1)	(3.1)
Net loss	—	—	—	—	—	—	—	(49.8)	—	(49.8)
Balance as of June 30, 2025	0.6	$558.1	1.0	$498.6	671.6	$—	$8,965.8	$(104.1)	$(3.1)	$9,915.3

Six Months Ended June 30, 2024
Balance as of December 31, 2023	—	$—	—	$—	0.7	$—	$9.4	$(1.9)	$—	$7.5
Issuance of Convertible Preferred Stock and Warrants, net of issuance costs	—	—	1.0	498.6	—	—	483.0	—	—	981.6
Common stock dividend	—	—	—	—	—	—	(17.4)	—	—	(17.4)
Net loss	—	—	—	—	—	—	—	(0.5)	—	(0.5)
Balance as of June 30, 2024	—	$—	1.0	$498.6	0.7	$—	$475.0	$(2.4)	$—	$971.2

See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(49.8)	$(0.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27.3	0.2
Amortization	80.0	0.4
Stock-based compensation	85.2	—
Amortization of debt issuance costs	2.3	—
Loss on debt extinguishment	45.7	—
Provision for credit losses	2.7	—
Non-cash lease expense	27.9	0.1
Deferred income taxes	21.9	(0.2)
Changes in operating assets and liabilities:
Accounts receivable	(226.1)	(0.1)
Inventories	(15.6)	—
Vendor rebates receivable	(228.5)	—
Income tax receivable	(202.4)	—
Prepaid expenses and other current assets	1.1	(2.8)
Accounts payable and accrued expenses	312.1	2.5
Other assets and liabilities	(21.5)	(0.3)
Net cash used in operating activities	(137.7)	(0.7)

Investing Activities
Capital expenditures	(19.7)	(0.1)
Acquisition of business, net of cash acquired	(10,556.5)	—
Other	0.8	—
Net cash used in investing activities	(10,575.4)	(0.1)

Financing Activities
Borrowings under revolving lines of credit	422.6	—
Payments under revolving lines of credit	(223.0)	—
Borrowings under term loan	2,250.0	—
Payments under term loan	(1,400.0)	—
Borrowings under senior notes	2,250.0	—
Payment of debt issuance costs	(114.4)	—
Payment of other debt	—	(0.3)
Payments under equipment financing facilities and finance leases	(7.2)	(0.1)
Proceeds from issuance of common stock related to equity awards	14.3	—
Proceeds from issuance of common stock, net of issuance costs	4,218.4	—
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	558.1	—
Proceeds from issuance of convertible preferred stock and warrants, net of issuance costs	—	983.7
Payment of taxes related to net share settlement of equity awards	(0.1)	—
Payment of common-stock dividend	—	(17.4)
Payment of dividends on convertible preferred stock	(45.0)	—
Net cash provided by financing activities	7,923.7	965.9

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	—

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,789.7)	965.1
Cash, cash equivalents and restricted cash, beginning of period	5,072.0	6.2
Cash, cash equivalents and restricted cash, end of period	$2,282.3	$971.3

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$22.5	$—
Income taxes, net of refunds	$35.1	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Prior to the Beacon Acquisition (as defined below), QXO, Inc. (“QXO” or the “Company”) was primarily a technology solutions and professional services company, providing critical software applications, consulting and other professional services, including specialized programming, training, and technical support to small and mid-size companies in the manufacturing, distribution and services industries. On January 17, 2025, the Company transferred the listing of its common stock, par value $0.00001 per share (the “common stock”), from Nasdaq to the New York Stock Exchange (the “NYSE”). The Company’s listing and trading of the common stock on Nasdaq ended at market close on January 16, 2025. The Company’s common stock began trading on the NYSE on January 17, 2025.
Beacon Acquisition
On March 20, 2025, QXO entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beacon Roofing Supply, Inc., a Delaware corporation (“Beacon”), and Queen MergerCo, Inc., a Delaware corporation and wholly owned subsidiary of QXO (“Merger Sub”), pursuant to which QXO agreed to acquire Beacon for a purchase price of $124.35 per share of common stock (the “Merger Consideration”) of Beacon (the “Beacon Acquisition”). On April 29, 2025 (the “Closing Date”), pursuant to the Merger Agreement, Merger Sub merged with and into Beacon, with Beacon remaining as the surviving entity and being renamed QXO Building Products, Inc. (“QXO Building Products”), and the Company completed its acquisition of Beacon in a transaction that valued Beacon at $10.6 billion.
As a result of the Beacon Acquisition, QXO has transitioned to a building products distribution company and is the largest publicly-traded distributor of roofing, waterproofing and complementary building products in North America. The Company plans to become the tech-enabled leader in the $800 billion building products distribution industry and generate outsized value for shareholders. The Company is executing its strategy toward a target of $50 billion in annual revenues within the next decade through accretive acquisitions and organic growth.
The Company serves customers in all 50 states throughout the United States (the “U.S.”) and seven provinces in Canada. The Company’s material subsidiary is QXO Building Products.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly the financial position of the Company as of June 30, 2025 and December 31, 2024, the results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024 in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all required disclosures in an Annual Report on Form 10-K. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 4, 2025. All inter-company transactions and accounts have been eliminated in consolidation.
The Beacon Acquisition has been accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805 (“ASC 805”), Business Combinations. As the legacy Beacon business now comprises substantially all of the Company and has significantly larger operations compared to the Company prior to the Beacon Acquisition, QXO determined that Beacon is the predecessor entity (“predecessor”) for financial reporting purposes. The Company also determined that the Beacon Acquisition represented a fundamental change in QXO’s operations. The predecessor financial statements are included as Exhibit 99.1 to this Quarterly Report.
Reclassifications
The Company has reclassified certain prior period amounts to conform with the current period presentation in the unaudited condensed consolidated statements of operations related to revenue, cost of sales, depreciation and amortization, which are now presented to conform with the predecessor’s historical presentation. The Company has also reclassified certain prior period amounts to conform with the current period presentation in the unaudited condensed consolidated balance sheets related to deferred revenue, which is now presented within accrued expenses.

Use of Estimates
The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include inventories, purchase price allocations, recoverability of goodwill and intangibles, income taxes, and vendor rebates receivable. Actual results could differ from those estimates.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains cash balances across a diversified portfolio of global financial institutions that exceed Federal Deposit Insurance Corporation insured limits. The Company believes these global financial institutions to be financially sound with minimal credit risk and the Company has not experienced any losses in such accounts. Amounts included in restricted cash primarily represent those required to be set aside by a contractual agreement as collateral for the Company’s credit card program. The following table provides a reconciliation of cash, cash equivalents and restricted cash:

	As of
(in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$2,278.5	$5,068.5
Restricted cash included in prepaid expenses and other current assets	3.8	3.5
Total cash, cash equivalents and restricted cash	$2,282.3	$5,072.0
Accounts Receivable
The Company records accounts receivable at the contractual amount and records an allowance for credit losses for the amount the Company estimates it may not collect. In determining the allowance for credit losses, the Company considers historical collection experience, the age of the accounts receivable balances, the credit quality and risk of its customers, any specific customer collection issues, current economic conditions, and other factors that may impact customers’ ability to pay. The Company also considers reasonable and supportable forecasts of future economic conditions and their expected impact on customer collections in determining the allowance for credit losses. Accounts receivable balances are written off once the receivables are no longer deemed collectible.
The following table represents the roll-forward of the allowance for expected credit losses for the six months ended June 30, 2025 and the year ended December 31, 2024:

(in millions)	June 30, 2025	December 31, 2024
Balance at beginning of period	$0.5	$0.5
Current period provision for expected credit losses	2.7	—
Recoveries	0.1	—
Balance at end of period	$3.3	$0.5
Inventories
The Company’s inventories primarily represent finished goods, consisting of products available for sale. The Company’s inventories are accounted for using the weighted-average cost method and valued at the lower of cost or net realizable value.
Inventory costs consist of product and inbound shipping and handling costs. Inventory valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers or returns to product vendors.
Vendor Rebates
The Company’s arrangements with vendors typically provide for rebates after it makes a special purchase and/or monthly, quarterly, and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved. Annual rebates are generally related to a specified cumulative level of purchases on a calendar-year basis. The Company accounts for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of products sold in the condensed consolidated statements of operations. Throughout the year, the Company estimates the amount of the periodic rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels.

Property and Equipment
Property and equipment acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition and depreciated utilizing the straight-line method over the estimated remaining useful lives. All other additions are recorded at cost, and depreciation is computed using the straight-line method. The Company reviews the estimated useful lives of its fixed assets on an ongoing basis.
The estimated useful lives of property and equipment are principally as follows:

Buildings	40 years
Equipment	3 to 7 years
Furniture and fixtures	7 years
Software	3 to 5 years
Finance lease assets and leasehold improvements	Shorter of the estimated useful life or lease term, considering renewal options expected to be exercised.
The following is a summary of property and equipment, net:

	As of
	June 30, 2025	December 31, 2024
(in millions)
Equipment	$253.3	$4.0
Finance lease assets	190.5	—
Leasehold improvements	118.0	0.1
Furniture and fixtures	27.7	0.2
Software	29.1	—
Land and buildings	59.4	—
Fixed assets in progress	40.0	—
Total property and equipment	718.0	4.3
Accumulated depreciation	(21.7)	(3.9)
Total property and equipment, net	$696.3	$0.4
Goodwill
On an annual basis and at interim periods when circumstances require, the Company tests the recoverability of its goodwill and indefinite-lived intangible assets and reviews for indicators of impairment. Examples of such indicators include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.
The following table sets forth the change in the carrying amount of goodwill during the six months ended June 30, 2025:

(in millions)	June 30, 2025
Balance at beginning of period	$1.2
Acquisitions	5,138.6
Translation and other adjustments	(1.9)
Balance at end of period	$5,137.9

Intangible Assets
The Company amortizes certain identifiable intangible assets that have finite lives, currently consisting of customer relationships and trade names. These amortizable intangible assets are amortized over the useful lives of the asset using the straight-line amortization method. Amortizable intangible assets are tested for impairment, when deemed necessary, based on undiscounted cash flows and, if impaired, are written down to fair value based on either discounted cash flows or appraised values.
The following table summarizes intangible assets by category:

	As of		Weighted-Average Remaining Life[1] (Years)
(in millions, except time periods)	June 30, 2025	December 31, 2024
Amortizable intangible assets:
Customer relationships and other	$3,860.7	$9.4	9.8
Trade names	229.9	—	2.8
Total amortizable intangible assets	4,090.6	9.4	9.4
Accumulated amortization	(87.5)	(5.4)
Total amortizable intangible assets, net	$4,003.1	$4.0
Indefinite-lived domain names	0.7	—
Total intangibles, net	$4,003.8	$4.0

(1) As of June 30, 2025.
The following table summarizes the estimated future amortization expense for intangible assets for each of the next five years ending December 31 and thereafter:

(in millions)
2025 (July - December)	$231.3
2026	462.6
2027	462.6
2028	410.5
2029	385.3
Thereafter	2,050.8
Total future amortization expense	$4,003.1
Accrued Expenses
The following table presents the components of accrued expenses:

	As of
(in millions)	June 30, 2025	December 31, 2024
Inventory	$228.0	$—
Selling, general and administrative	132.1	—
Payroll and employee benefit costs	108.8	8.1
Customer rebates	80.0	—
Interest expense	27.2	—
Income taxes	—	24.0
Other	9.6	6.5
Total accrued expenses	$585.7	$38.6

Asset Retirement Obligations
A liability for an asset retirement obligation is recorded in the period in which it is incurred. When an asset retirement obligation liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. For each subsequent period, the liability is increased for accretion expense and the capitalized cost is depreciated over the useful life of the related asset. In connection with the Beacon Acquisition, the Company recognized $28.4 million of asset retirement obligations, which are included in other long-term liabilities on the condensed consolidated balance sheet.
Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
•Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
•Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
•Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
The Company’s current financial assets and liabilities approximate fair value due to their short-term nature and include cash and cash equivalents, accounts receivable, vendor rebates receivable, income tax receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities.
Additionally, the Company has a free-standing interest rate swap that was acquired in the Beacon Acquisition. The fair value of the free-standing interest rate swap is determined through the use of a pricing model, which utilizes verifiable inputs such as market interest rates that are observable at commonly quoted intervals (generally referred to as the “forward curve”) for the full term of the agreement and is classified as Level 2 in the fair value hierarchy. As of June 30, 2025, the fair value of the interest rate swap was $4.5 million. The free-standing interest rate swap is included in prepaid expenses and other current assets when in an asset position or accrued expenses when in a liability position on the condensed consolidated balance sheets. The amount of gain (loss) on the change in fair value of the free-standing interest rate swap is recognized in interest (expense) income, net, on the condensed consolidated statements of operations.
Net Sales
The Company records net sales when performance obligations with the customer are satisfied. All contracts have a single performance obligation as the promise to transfer the individual good is not separately identifiable from other promises and is, therefore, not distinct. Performance obligations are satisfied at a point in time and net sales are recognized when title and risk of loss are transferred to the customer.
The Company enters into agreements with customers to offer rebates, generally based on achievement of specified sales levels and various marketing allowances that are common industry practice. Reductions to net sales for customer programs and incentive offerings, including promotions and other volume-based incentives, are estimated using the most likely amount method and recorded in the period in which they are earned. Provisions for early payment discounts are accrued in the same period in which the sale occurs. The Company does not provide extended payment terms and payment is due shortly after the transfer of control of the products to the customer. Commissions to internal sales teams are paid to obtain contracts. As these contracts are less than one year, these costs are expensed as incurred.
Stock-Based Compensation
The Company recognizes stock-based compensation expense based on the equity award’s grant date fair value. For grants of restricted stock units (“RSUs”) subject to service-based vesting conditions, the fair value is established based on the market price of the common stock on the date of the grant. For grants of performance-based restricted stock units (“PRSUs”) subject to market-based vesting conditions, the fair value is established using a Monte Carlo simulation lattice model. The determination of the fair value of stock-based awards is affected by the Company’s stock price and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. The Company accounts for forfeitures as they occur. The grant date fair value of each award is amortized over the requisite service period.
Advertising Costs
Advertising costs are expensed as incurred.

Interest Income (Expense), Net
The following table presents the components of interest income (expense), net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Interest income	$22.3	$3.5	$78.9	$3.5
Interest expense	(52.5)	—	(52.5)	(0.1)
Interest (expense) income, net	$(30.2)	$3.5	$26.4	$3.4
Recent Accounting Pronouncements — Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a registrant's effective tax rate reconciliation as well as information on income taxes paid. This standard should be applied prospectively and is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires disclosure of disaggregated information about certain financial statement expense line items presented on the consolidated statements of operations in the notes to the financial statements on an interim and annual basis. The standard can be applied either prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
3. Acquisition
Beacon Roofing Supply, Inc. Acquisition
On March 20, 2025, QXO entered into a Merger Agreement with Beacon and Merger Sub, pursuant to which QXO agreed to acquire Beacon for a purchase price of $124.35 per share of common stock of Beacon. On the Closing Date, pursuant to the Merger Agreement, Merger Sub merged with and into Beacon, with Beacon remaining as the surviving entity and being renamed QXO Building Products, Inc., and the Company completed its acquisition of Beacon.
As a result of the Beacon Acquisition, QXO has transitioned to a building products distribution company and is the largest publicly traded distributor of roofing, waterproofing and complementary building products in North America. The Beacon Acquisition is a key milestone in the Company’s plan to become to tech-enabled leader in the $800 billion building products distribution industry and generate outsized value for shareholders.
The Company was determined to be the accounting acquirer in the Beacon Acquisition in accordance with ASC 805 primarily due to having board and common share voting control over the combined company, and its managers, including the Chief Executive Officer, directing the activities of the newly merged entity. Furthermore, the Beacon Acquisition was initiated by QXO, and the Company retained the QXO name subsequent to the Beacon Acquisition. The historical financial statements of QXO prior to April 29, 2025 are reflected in this Quarterly Report as QXO’s historical financial statements. Accordingly, the financial results of QXO as of and for any periods prior to April 29, 2025 do not include the financial results of Beacon and current and future results will not be comparable to historical results.
Additionally, in considering the foregoing principles of predecessor determination and in light of the Company’s specific facts and circumstances, the Company determined that Beacon is the predecessor entity for financial reporting purposes. The predecessor financial statements are included as Exhibit 99.1 to this Quarterly Report.

Purchase Price
The following table summarizes the components of the preliminary aggregate purchase consideration paid to acquire Beacon and is subject to adjustments:

(in millions)
Cash paid for outstanding Beacon common stock(1)	$7,736.6
Converted Beacon RSUs and options attributable to pre-combination service(2)	103.5
Payment of Beacon debt, including accrued interest(3)	2,947.8
Preliminary aggregate acquisition consideration	10,787.9
Less: cash acquired	143.9
Preliminary aggregate acquisition consideration, net of cash acquired	$10,644.0

(1) The cash component of the preliminary aggregate acquisition consideration represents 62.2 million shares of outstanding common stock of Beacon multiplied by the $124.35 per share cash portion of the acquisition consideration.

(2) This amount represents the value of outstanding equity awards held by Beacon employees that were converted into replacement QXO instruments with identical terms. The conversion was based on the volume-weighted average trading price of QXO common stock for the five consecutive trading days ending on the trading day immediately preceding the Closing Date. The fair value of replacement equity-based awards attributable to pre-acquisition service was recorded as part of the consideration transferred. This amount also includes cash paid by QXO of $16.0 million to settle RSUs for non-employee members of the board of directors of Beacon, which were accelerated in full, cancelled and paid in cash for $124.35 per share. See Note 8 for additional information.

(3) This amount represents the cash paid by QXO to settle Beacon’s senior secured term loan B facility, senior secured notes, and outstanding line of credit borrowings of $1.26 billion, $1.25 billion, and $370.8 million, respectively. Additionally, accrued interest expense of $30.1 million and a breakage fee of $37.8 million was paid for early termination of Beacon’s debt at the closing of the Beacon Acquisition.

Preliminary Purchase Price Allocation
The Company applied the acquisition method of accounting in accordance with ASC 805, Business Combinations, and recognized assets acquired and liabilities assumed at their fair values as of the effective date of the Beacon Acquisition, with the excess purchase consideration recorded to goodwill. Goodwill reflects the assembled workforce of Beacon as well as operating synergies that are expected to result from the Beacon Acquisition. All preliminary goodwill is not deductible for tax purposes.
The purchase price allocation is preliminary and subject to change. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities, in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the Closing Date becomes available during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur, and the Company will finalize its accounting for the Beacon Acquisition within one year of the Closing Date.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, and a reconciliation to total consideration transferred:

(in millions)	Preliminary April 29, 2025
Assets:
Accounts receivable	$1,349.3
Inventories	1,833.2
Vendor rebates receivable	240.1
Income tax receivable	20.1
Prepaid expenses and other current assets	82.3
Property and equipment	695.2
Goodwill	5,138.6
Intangibles	4,080.6
Operating lease right-of-use assets	744.2
Other non-current assets	18.7
Liabilities:
Accounts payable	(1,163.6)
Accrued expenses	(488.5)
Deferred incomes taxes	(1,022.8)
Other long-term liabilities	(31.3)
Operating lease liabilities	(670.6)
Finance lease liabilities	(181.5)
Preliminary aggregate acquisition consideration	$10,644.0
The following table presents a summary of intangible assets acquired and the weighted average useful life of these assets:

(in millions, except weighted average useful life)	Preliminary Fair Value	Weighted Average Useful Life in Years
Customer relationships	$3,850.6	10.0
Trade names	230.0	3.0
Total intangible assets acquired	$4,080.6	9.6
The preliminary fair value estimate of the customer relationships intangible asset was determined using the multi-period excess earnings method. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the customer relationships intangible asset, net of charges for the use of other identifiable assets of the business including working capital, fixed assets and other intangible assets. The preliminary fair value estimate of the trade names intangible asset was determined using the relief-from-royalty method, which presumes the owner of the asset avoids hypothetical royalty payments that would need to be made for the use of the asset if the asset was not owned.
Key inputs used in the discounted cash flow analyses and other areas of judgment include projected financial information, discount rates used to present value future cash flows, attrition rates, royalty rates, economic useful life of assets, and tax rates, as relevant, that market participants would consider when estimating fair values.
The Company incurred transaction-related costs of $65.0 million and $74.8 million during the three and six months ended June 30, 2025, respectively. These costs were associated with legal and professional services and were recognized in selling, general and administrative expenses on the condensed consolidated statement of operations.

Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of the Company and Beacon as if the Beacon Acquisition had been completed on January 1, 2024. The unaudited pro forma combined financial information presented below does not give effect to the May 2025 and June 2025 common and preferred (including Mandatory Convertible Preferred Shares) equity financings (as further discussed in Note 6), as these financings were not directly attributable to the Beacon Acquisition. The proceeds from equity financings completed in May 2025 were used to repay indebtedness under the Notes (as defined in Note 9) previously issued as part of financings that were completed to effectuate the Beacon Acquisition. As this repayment of indebtedness was not directly attributable to the Beacon Acquisition, the related reduction in interest expense is not reflected in this unaudited pro forma combined financial information. The unaudited pro forma combined financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the Beacon Acquisition had occurred on January 1, 2024, nor is it indicative of future results.
The following table presents the Company’s pro forma combined net sales and net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net sales	$2,693.2	$2,689.1	$4,614.4	$4,616.0
Net income (loss)	$(9.2)	$24.4	$(144.0)	$(263.1)
The unaudited pro forma combined financial information includes, where applicable, adjustments for:
(i) Acquisition accounting in accordance with ASC 805;
(ii) Financing transactions directly attributable to the Beacon Acquisition; and
(iii) Transaction costs incurred by the Company that were directly attributable to the Beacon Acquisition.
These pro forma adjustments are based on available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the Beacon Acquisition on the Company’s historical financial information on a supplemental pro forma basis. Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business.
4. Restructuring
Subsequent to the Beacon Acquisition, the Company developed a restructuring plan to streamline and simplify the organization, improve efficiency and reduce costs. As a result of the restructuring plan, the Company recorded $72.8 million in pre-tax restructuring charges, comprised of $35.3 million of severance and employee-related costs associated with corporate workforce optimization and a $37.5 million stock-based compensation charge associated with the impacted employees. These restructuring charges are reflected in selling, general and administrative expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2025, respectively. The severance and employee-related costs were recorded in accrued expenses, while the stock-based compensation charge was reflected as an adjustment to common stock and additional paid-in capital on the condensed consolidated balance sheets. The restructuring charge liability is expected to be paid in full by June 2026.
The following table shows the change in the severance and employee-related restructuring charge liability during the six months ended June 30, 2025:

June 30, 2025
(in millions)
Restructuring charge liability, beginning of the period	$—
Restructuring charges	35.3
Payments	(4.4)
Restructuring charge liability, end of the period	$30.9
Severance and employee-related costs consist primarily of salary continuation benefits, prorated annual incentive compensation, continuation of health care benefits and outplacement services. Severance and employee-related benefits are determined pursuant to the Company’s written severance plans and are recognized when the benefits are determined to be probable of being paid and are reasonably estimable.

5. Segment Reporting and Geographic Information
Segment Reporting
Operating segments are defined as components of an entity for which separate discrete financial information is available and regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM, the Chief Executive Officer, reviews consolidated results of operations to make decisions, therefore the Company views its operations and manages its business as a single operating segment.
The Company’s revenues for its single operating segment are primarily derived from the sale of residential and non-residential roofing products, as well as complementary products, such as siding and waterproofing. The CODM evaluates performance for the Company’s single operating segment and decides how to allocate resources based on the Company’s consolidated net income that is reported in the condensed consolidated statements of operations as net income (loss). The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. These results are used to assess segment performance and determine the compensation of certain employees.
The operating segment financial information regularly reviewed by the CODM, inclusive of assets, revenue, expenses, profit or loss, and noncash items are presented on a consolidated basis. Other segment items included in consolidated net income are depreciation, amortization, interest income (expense), net, loss on debt extinguishment, other income, net, and provision for (benefit from) income taxes, which are reflected on the condensed consolidated statements of operations.
The following table presents information regarding the components of revenue, significant segment expenses and consolidated net income (loss) representative of the significant categories regularly provided to the CODM when managing the Company’s one operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net sales:
Residential roofing products	$929.8	$—	$929.8	$—
Non-residential roofing products	535.5	—	535.5	—
Complementary building products	426.1	—	426.1	—
Software products and services	15.0	14.5	28.4	29.0
Total net sales	$1,906.4	$14.5	$1,919.8	$29.0
Less:
Cost of products sold	$1,504.7	$8.7	$1,512.8	$17.5
Selling, general administrative expenses(1)	391.8	9.8	416.0	15.0
Stock-based compensation	65.0	—	85.2	—
Other segment items	3.4	(3.4)	(44.4)	(3.0)
Net loss	$(58.5)	$(0.6)	$(49.8)	$(0.5)

(1) Excludes stock-based compensation.
Geographic Information
Net sales in the U.S. accounted for approximately 97% of total net sales for the three and six months ended June 30, 2025, and approximately 97% of the Company’s long-lived assets were in the U.S. as of June 30, 2025. All of the Company’s net sales were derived from the U.S. for the three and six months ended June 30, 2024, and all of the Company’s long-lived assets were in the U.S. as of December 31, 2024. The CODM does not review geographic asset information when assessing performance or allocating resources.

6. Equity
Investment Agreement
On April 14, 2024, the Company entered into the Amended and Restated Investment Agreement (the “Investment Agreement”) among the Company, JPE and the other investors party thereto (collectively, the “Investors”), providing for, among other things, an aggregate investment by the Investors of $1.0 billion in cash in the Company. Pursuant to the Investment Agreement, the Company issued and sold an aggregate of 1,000,000 shares of Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), which are initially convertible into an aggregate of 219.0 million shares of common stock at an initial conversion price of $4.566 per share and issued and sold warrants exercisable for an aggregate of 219.0 million shares of common stock (the “Warrants”). The Investment Agreement and related transactions closed on June 6, 2024 (the “Equity Investment”) and generated gross proceeds of $1.0 billion before deducting fees and offering expenses.
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
Issuance of Convertible Preferred Stock
On June 6, 2024, under the terms of the Investment Agreement, the Company issued 1.0 million shares of Convertible Preferred Stock. The Convertible Preferred Stock has an initial liquidation preference of $1,000 per share, for an aggregate initial liquidation preference of $1.0 billion. The Convertible Preferred Stock is convertible at any time, in whole or in part and from time to time, at the option of the holder thereof into a number of shares of common stock equal to the then-applicable liquidation preference divided by the conversion price, which initially is $4.566 per share of common stock (subject to customary anti-dilution adjustments). Shares of Convertible Preferred Stock are initially convertible into an aggregate of 219.0 million shares of common stock (after giving effect to the Reverse Stock Split). The Convertible Preferred Stock is not redeemable or subject to any required offer to purchase.
The Convertible Preferred Stock ranks, with respect to dividend rights and distribution of assets upon liquidation, winding-up or dissolution, senior to the Company’s common stock and Mandatory Convertible Preferred Stock (as defined below). Holders of Convertible Preferred Stock will vote together with the holders of the Company’s common stock on an “as-converted” basis on all matters, except as otherwise required by law. In addition, the approval of holders of at least a majority of the outstanding shares of the Convertible Preferred Stock, voting separately as a single class, will be required for certain matters set forth in the Certificate of Designation for the Convertible Preferred Stock.
Dividends on the Convertible Preferred Stock are payable quarterly, when, as and if declared by the Company’s board of directors at the rate per annum of 9% per share on the then-applicable liquidation preference (subject to certain exceptions in the event that the Company pays dividends on shares of its common stock). During the three and six months ended June 30, 2025, the Company paid $22.5 million and $45.0 million, respectively, of dividends to holders of Convertible Preferred Stock. Subsequent to the close of the quarter ended June 30, 2025, the Company paid $22.5 million of quarterly dividends to holders of Convertible Preferred Stock.
Warrants
The aggregate number of shares of the Company’s common stock subject to the Warrants is 219.0 million shares. The Warrants are exercisable at the option of the holder at any time until June 6, 2034. The Warrants have an exercise price of $4.566 per share of common stock with respect to 50% of the Warrants, $6.849 per share of common stock with respect to 25% of the Warrants, and $13.698 per share of common stock with respect to the remaining 25% of the Warrants.
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

Private Placements
On June 13, 2024, the Company entered into purchase agreements with certain institutional and accredited investors to issue and sell in a private placement an aggregate of 340.9 million shares of the Company’s common stock at a price of $9.14 per share, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase 42.0 million shares of the Company’s common stock at a price of $9.13999 per Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately and until the Pre-Funded Warrant is exercised in full. The closing of the private placement was completed on July 19, 2024.
On July 22, 2024, the Company entered into purchase agreements with certain institutional and accredited investors to privately place 67.8 million shares of its common stock at a price of $9.14 per share. The closing of the private placement was completed on July 25, 2024.
On March 17, 2025, the Company entered into purchase agreements with certain institutional investors to privately place 67.5 million shares of its common stock at a price of $12.30 per share. The closing of the private placement was contingent upon the completion of the Beacon Acquisition and was completed on April 29, 2025. As a result of the closing, the Company raised $823.8 million in net proceeds, after deducting offering costs of $6.8 million, to partially fund the Beacon Acquisition and related costs.
Issuance of Mandatory Convertible Preferred Stock
On May 27, 2025, the Company completed a preferred stock offering, through which QXO issued and sold 11.5 million depositary shares (“Depositary Shares”), each representing a 1/20th interest in a share of the Company’s 5.50% Series B Mandatory Convertible Preferred Stock, liquidation preference $1,000 per share, par value $0.001 per share (the “Mandatory Convertible Preferred Stock”). The amount issued included 1.5 million Depositary Shares issued pursuant to the exercise in full of the option granted to the underwriters to purchase additional Depositary Shares. The Company received net proceeds from the offering of $558.1 million, after deducting underwriting discounts, commissions and estimated offering expenses of $16.9 million.
Dividends
The Mandatory Convertible Preferred Stock will accumulate dividends (which may be paid in cash or, subject to certain limitations, in shares of common stock or in any combination of cash and common stock) at a rate per annum equal to 5.50% on the liquidation preference of $1,000 per share, payable when, as and if declared by the Company’s board of directors (or an authorized committee thereof), on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2025 and ending on, and including, May 15, 2028. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, the Company accrues dividends whether or not they are formally declared by the Company’s board of directors.
Mandatory Conversion
The following table illustrates the conversion rate per share of the Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments, based on the applicable market value of the common stock:

Applicable Market Value of Common Stock	Conversion Rate per Share of Mandatory Convertible Preferred Stock
Greater than $20.2126 (the “Threshold Appreciation Price”)	49.4740 shares of common stock
Equal to or less than the Threshold Appreciation Price but greater than or equal to the Initial Price	Between 49.4740 and 60.6060 shares of common stock, determined by dividing $1,000 by the applicable market value
Less than $16.50 (the “Initial Price”)	60.6060 shares of common stock
The following table illustrates the conversion rate per Depositary Share, subject to certain anti-dilution adjustments, based on the applicable market value of the common stock:

Applicable Market Value of Common Stock	Conversion Rate per Depository Share Representing a 1/20th interest in a share of the Mandatory Convertible Preferred Stock
Greater than the Threshold Appreciation Price	2.4737 shares of common stock
Equal to or less than the Threshold Appreciation Price but greater than or equal to the Initial Price	Between 2.4737 and 3.0303 shares of common stock, determined by dividing $50 by the applicable market value
Less than the Initial Price	3.0303 shares of common stock

Optional Conversion
Other than the occurrence of a fundamental change (as defined in the Company's Certificate of Designations relating to the Mandatory Convertible Preferred Stock) at any time prior to May 15, 2028, a holder of Mandatory Convertible Preferred Stock may elect to convert such holder’s shares of Mandatory Convertible Preferred Stock, in whole or in part, at the minimum conversion rate of 49.4740 shares of common stock per share of Mandatory Convertible Preferred Stock (equivalent to 2.4737 shares of common stock per Depositary Share), subject to certain anti-dilution and other adjustments. Because each Depositary Share represents a 1/20th fractional interest in a share of Mandatory Convertible Preferred Stock, a holder of Depositary Shares may convert its Depositary Shares only in lots of 20 Depositary Shares.
Fundamental Change Conversion
If a fundamental change occurs on or prior to May 15, 2028, holders of the Mandatory Convertible Preferred Stock will have the right to convert their shares of Mandatory Convertible Preferred Stock, in whole or in part, into shares of Common Stock at the fundamental change conversion rate during the period beginning on, and including, the effective date of such fundamental change and ending on, and including, the earlier of (a) the date that is 20 calendar days after such effective date (or, if later, the date that is 20 calendar days after holders receive notice of such fundamental change) and (b) May 15, 2028. For the avoidance of doubt, the period described in the immediately preceding sentence may not end on a date that is later than May 15, 2028.
Ranking
The Mandatory Convertible Preferred Stock ranks, with respect to dividend rights and distribution of assets upon liquidation, winding-up or dissolution, (i) senior to the Company’s common stock and each other class or series of capital stock, whether outstanding or established after the date of issuance of the Mandatory Convertible Preferred Stock, the terms of which do not expressly provide that it ranks senior to or on a parity with the Mandatory Convertible Preferred Stock as to payment of dividends and distribution of assets upon liquidation, winding-up or dissolution, and (ii) junior to the Convertible Preferred Stock. The Mandatory Convertible Preferred Stock ranks on a parity with or junior to each class or series of capital stock, the terms of which expressly provide for a pari passu or senior ranking, respectively, relative to the Mandatory Convertible Preferred Stock.
Voting Rights
Holders of Mandatory Convertible Preferred Stock will not have voting rights, except with respect to issuances of securities senior to the Mandatory Convertible Preferred Stock, amendments to the Company’s Fifth Amended and Restated Certificate of Incorporation that would materially and adversely affect the rights of the holders of Mandatory Convertible Preferred Stock, or in the event of a merger, consolidation, exchange or reclassification involving the Mandatory Convertible Preferred Stock, or non-payment of dividends for six consecutive quarters.
Registered Equity Offerings
In April 2025, the Company sold 37.7 million shares of the Company’s common stock in an underwritten public offering at a price of $13.25 per share. The closing of the equity offering was completed on April 21, 2025 and the Company raised $487.9 million in net proceeds from the equity offering, after deducting offering costs of $12.1 million. The Company also granted the underwriters in the public offering an option to purchase up to an additional 5.7 million shares of the Company’s common stock at a price of $13.25 per share less underwriting discounts and commissions. On May 5, 2025, the option was partially exercised with respect to 4.0 million shares resulting in an additional $51.8 million of net proceeds.
In May 2025, the Company sold 48.5 million shares of the Company’s common stock in an underwritten public offering at a price of $16.50 per share. The Company also granted the underwriters in the public offering an option to purchase up to an additional 7.3 million shares of the Company’s common stock at a price of $16.50 per share less underwriting discounts and commissions. On May 21, 2025, the option was exercised in full. The closing of the equity offering was completed on May 23, 2025 and the Company raised $892.5 million in net proceeds from the equity offering, after deducting offering costs of $27.5 million.
In June 2025, the Company sold 89.9 million shares of the Company’s common stock in an underwritten public offering at a price of $22.25 per share. The closing of the equity offering was completed on June 26, 2025 and the Company raised $1.96 billion in net proceeds from the equity offering, after deducting offering costs of $37.6 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 13.5 million shares of the Company’s common stock at a price of $22.25 per share less underwriting discounts and commissions. On July 24, 2025, the option was partially exercised with respect to 1.7 million shares resulting in an additional $38.2 million of net proceeds. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period.

7. Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed using the two-class method, which is an earnings allocation method that determines earnings (loss) per share for common shares and participating securities. Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents or the conversion of the Company’s Convertible Preferred Stock and Mandatory Convertible Preferred Stock. The weighted-average number of common shares outstanding used in the basic and diluted net loss per share calculation include the Pre-Funded Warrants as the Pre-Funded Warrants are exercisable at any time for nominal consideration. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock unit awards.
Diluted net income (loss) per common share is calculated by utilizing the most dilutive result of the if-converted and two-class methods. In both methods, net income (loss) attributable to common stockholders and the weighted-average common shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules.
The following table presents the components and calculations of basic and diluted net income (loss) per common share attributable to common stockholders:

(in millions, except per share amounts; certain amounts may not recalculate due to rounding)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted earnings (loss) per common share computation:
Net loss	$(58.5)	$(0.6)	$(49.8)	$(0.5)
Less: Convertible Preferred Stock dividend	(22.5)	(6.0)	(45.0)	(6.0)
Less: Mandatory Convertible Preferred Stock dividend	(3.1)	—	(3.1)	—
Less: Undistributed earnings allocated to participating securities	—	—	—	—
Net loss attributable to common shareholders	$(84.1)	$(6.6)	$(97.9)	$(6.5)

Weighted-average common shares	522.7	0.7	466.4	0.7
Weighted average Pre-Funded Warrants	42.0	—	42.0	—
Total weighted-average common shares outstanding	564.7	0.7	508.4	0.7

Basic and diluted loss per common share	$(0.15)	$(9.93)	$(0.19)	$(9.72)
The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per common share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Convertible Preferred Stock	219.0	219.0	219.0	219.0
Mandatory Convertible Preferred Stock	34.8	—	34.8	—
Warrants	219.0	219.0	219.0	219.0
Stock-based awards	30.1	—	30.1	—
Total potential dilutive securities not included in loss per common share	502.9	438.0	502.9	438.0

8. Stock-based Compensation
At the special meeting of the Company’s stockholders on May 30, 2024, the stockholders approved the QXO, Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of options intended to qualify as incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted share awards, RSUs, PRSUs, cash incentive awards, deferred share units and other equity-based and equity-related awards, as well as cash-based awards.
Subject to adjustment for changes in capitalization, the maximum aggregate number of shares of common stock that may be delivered pursuant to awards granted under the 2024 Plan shall be equal to 30,000,000 (the “Plan Share Limit”), of which 30,000,000 shares of common stock may be delivered pursuant to ISOs granted under the 2024 Plan (such amount, the “Plan ISO Limit”). The Company may act prior to the first day of any calendar year to provide that there shall be no increase in the Plan Share Limit for such calendar year or that the increase in the Plan Share Limit for such calendar year shall be a lesser number of shares than would otherwise occur. The 2024 Plan provides that the Plan Share Limit shall automatically increase on January 2 of each calendar year commencing on January 1, 2025 and ending on January 1, 2034 in an amount equal to three percent (3%) of the sum of: i) the number of shares of common stock outstanding as of December 31 of the preceding calendar year, and ii) the number of shares of common stock into which the Convertible Preferred Stock outstanding on December 31 of the preceding calendar year are convertible. The Compensation and Talent Committee took no action to alter the automatic increase effective January 1, 2025 in the Plan Share Limit under the 2024 Plan. The automatic renewal increased the Plan Share Limit to 27.0 million shares for fiscal 2025.
As part of the Beacon Acquisition, the Company assumed the remaining shares authorized and available for future issuance under the Beacon Roofing Supply, Inc. 2024 Stock Plan into the 2024 Plan as of the Closing Date (the “Converted Beacon Stock Plan”), which was adjusted based on the equity award exchange ratio discussed below and subject to certain regulatory limits. As a result, 21.5 million additional shares were added to the 2024 Plan’s Plan Share Limit as of the Closing Date and may only be used to grant equity awards to employees that were former Beacon employees on the Closing Date or QXO employees hired after the Closing Date. A portion of the additional shares were used to grant the Converted RSUs and Converted NSOs (as defined and further discussed below).
As of June 30, 2025, there were 33.1 million additional shares of the Company’s common stock reserved for future issuance under the 2024 Plan.
Beacon Equity Awards
On the Closing Date of the Beacon Acquisition, the Company converted outstanding Beacon stock-based incentive awards issued to Beacon employees under the Beacon Roofing Supply, Inc. 2024 Stock Plan at a 9.8380 equity award exchange ratio. In accordance with the terms of the Merger Agreement, the equity award exchange ratio was determined as the Merger Consideration divided by the volume-weighted average closing sale price of one share of QXO’s common stock for the five consecutive trading days ended April 28, 2025 of $12.64 per share.
Employee-held outstanding Beacon RSUs were converted into corresponding QXO RSUs, subject to the same service-based vesting terms as immediately prior to the Beacon Acquisition. All RSUs held by a non-employee member of the board of directors of Beacon, whether vested or unvested, were accelerated in full and cancelled in exchange for a cash payment equal to the product of (i) the Merger Consideration and (ii) the number of Beacon shares underlying such RSUs. Each outstanding Beacon PRSU was also converted into QXO RSUs, with the performance-based vesting condition deemed satisfied at target and the resulting award subject solely to time-based vesting (collectively, the “Converted RSUs”). All outstanding stock option awards were converted into corresponding QXO NSOs (the “Converted NSOs”). The exercise price of Converted NSOs was adjusted using the equity award exchange ratio such that the award holders maintained the same economic benefit as of the Closing Date.
The total fair value of the Converted RSUs and Converted NSOs was $176.8 million as of the Beacon Acquisition’s Closing Date, of which $87.5 million was related to pre-combination expense and was included as a component of purchase price. The remaining fair value of $89.3 million relates to post-combination expense, of which $37.5 million was accelerated and recognized during the quarter. As of June 30, 2025, the future unrecognized stock-based compensation expense related to the outstanding Converted RSUs was $42.5 million, which will be recognized over a remaining service period of 1.5 years. As of June 30, 2025, the future unrecognized stock-based compensation expense related to the outstanding Converted NSOs was $1.7 million, which will be recognized over a remaining service period of 1.1 years.
Converted NSOs
Converted NSOs generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant date. During the six months ended June 30, 2025, the Company issued 5.1 million of Converted NSOs with a weighted average exercise price of $5.04, of which 2.9 million were exercised during the period at a weighted average exercise price of $4.97.

RSUs
The Company grants RSUs which vest subject to the employee’s continued employment with the Company through the applicable vesting date.
The following table summarizes the activity related to the Company’s RSUs for the six months ended June 30, 2025:

(in millions, except for weighted average grant date fair value)	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at beginning of period	13.5	$11.57
Granted	0.7	$12.23
Converted RSUs	9.7	$13.23
Vested	(4.4)	$13.20
Forfeited	(0.3)	$11.98
Balance at end of period	19.2	$12.06
The following table summarizes additional information regarding RSUs:

Six Months Ended June 30,
2025
Weighted-average fair value per share of RSUs granted and converted	$13.16
Total grant date fair value of RSUs vested	$58.1
Total intrinsic value of RSUs released	$73.0
There were no RSUs granted or vested during the six months ended June 30, 2024. As of June 30, 2025, total unrecognized stock-based compensation expense related to unvested RSUs was $176.9 million and is expected to be recognized over a weighted-average period of 3.7 years.
PRSUs
The Company grants PRSUs which include a service-based vesting condition and a market condition for exercisability. The service condition is subject to the employee’s continued employment with the Company through the applicable vesting date. The vesting of certain PRSUs is also subject to achievement of performance goals relating to the Company’s total stock return compared to the total stock return ranking of each company that is in the S&P 500 index. The performance goals for a portion of the PRSUs will be measured over a cumulative performance period ending on December 31, 2028, and the performance goals for the remainder of the PRSUs will be measured based on designated performance periods that occur within such cumulative period.
The following table summarizes the market-based conditions:

Percentile Position vs. S&P 500 Index Companies	Units Earned as a Percentage of Target
Below 55th Percentile	—%
55th Percentile	100%
65th Percentile	150%
75th Percentile	175%
80th Percentile	200%
90th Percentile	225%
The following table summarizes the activity related to the Company’s PRSUs for the six months ended June 30, 2025:

(in millions, except for weighted average grant date fair value)	Number of PRSUs	Weighted Average Grant Date Fair Value
Balance at beginning of period	8.4	$20.24
Granted	0.3	15.06
Balance at end of period	8.7	$20.08
As of June 30, 2025, total unrecognized stock-based compensation expense related to unvested PRSUs was $126.6 million and is expected to be recognized over a weighted-average period of 3.2 years.

The fair value of PRSUs with a market condition is determined on the date of grant using a Monte Carlo model to simulate total stockholder return for the Company and peer companies. The following assumptions were used in the Monte Carlo model in determining the fair value of PRSUs granted during the six months ended June 30, 2025:

Performance period	3.70 years
Weighted-average risk-free interest rate	3.8%
Weighted-average expected volatility	43.0%
Weighted-average dividend yield	—%
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
Stock-Based Compensation Expense
Stock-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
NSOs	$7.8	$—	$7.8	$—
RSUs	44.0	—	51.6	—
PRSUs	13.2	—	25.8	—
Total stock-based compensation expense	$65.0	$—	$85.2	$—
9. Debt
The following table summarizes all outstanding debt:

	As of
	June 30, 2025
(in millions)	Principal Balance	Carrying Value	Fair Value
Revolving Lines of Credit
ABL Facility(1)	$199.9	$199.9	$199.9
Borrowings under revolving lines of credit	$199.9	$199.9	$199.9
Long-term Debt, net
Term Loan Facility(2)	$850.0	$823.2	$855.3
Notes(3)	2,250.0	2,228.3	2,323.1
Long-term debt, net	$3,100.0	$3,051.5	$3,178.4

(1) Effective rate on borrowings of 5.46% as of June 30, 2025.
(2) Interest rate of 7.30% as of June 30, 2025.
(3) Interest rate of 6.75% as of June 30, 2025.
The Company did not have any outstanding debt as of December 31, 2024.
As of June 30, 2025, all outstanding debt was classified as Level 2 in the fair value hierarchy. The fair values of QXO Building Products’ Notes and Term Loan Facility were based upon recent trading prices. The fair value of QXO Building Products’ ABL Facility approximated its carrying value and is primarily based upon observable market data, such as market interest rates, for similar debt.

Senior Secured Notes
On April 29, 2025, Merger Sub (the “Issuer”) completed the issuance and sale of $2.25 billion in aggregate principal amount of 6.75% Senior Secured Notes due 2032 (the “Notes”). The Notes were issued pursuant to an Indenture, dated as of April 29, 2025 (as supplemented, the “Indenture”), and, upon consummation of the Beacon Acquisition, QXO Building Products assumed the obligations under the Notes and the Indenture and certain of QXO Building Products’ subsidiaries (collectively, the “Subsidiary Guarantors”) guaranteed QXO Building Products’ obligations under the Notes and the Indenture. The Notes are secured by first-priority liens on substantially all assets of the Issuer and the Subsidiary Guarantors, other than the ABL Priority Collateral (as defined below) (the “Notes Priority Collateral”) and by second-priority liens on substantially all of the Issuer’s and the Subsidiary Guarantors’ inventory, receivables and related assets (the “ABL Priority Collateral”), in each case, subject to certain exceptions and permitted liens. The Notes will mature on April 30, 2032. Interest on the Notes accrues at 6.75% per annum and will be paid semi-annually, in arrears, on April 30 and October 30 of each year, beginning October 30, 2025. Proceeds from the Notes were used to partially fund the Beacon Acquisition and related transaction expenses.
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
The Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default. As of June 30, 2025, the Issuer and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $22.2 million related to the Notes were capitalized and are being amortized over the term of the financing arrangement.
As of June 30, 2025, the outstanding balance on the Notes, net of $21.7 million of unamortized debt issuance costs, was $2.23 billion.
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
The Term Loan Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The Term Loan Credit Agreement contains certain customary events of default, including relating to a change of control. As of June 30, 2025, the Borrower and its restricted subsidiaries were in compliance with these covenants.

The principal amount of borrowing under the Term Loan Facility was reduced by an original issue discount (“OID”) of 1%. OID costs of $22.5 million and debt issuance costs of $50.9 million related to the Term Loan Facility were capitalized and are being amortized over the term of the financing arrangement.
On May 29, 2025, the Borrower made a voluntary principal prepayment of $1.40 billion under the Term Loan Facility. As a result, the Borrower was relieved of its obligation to make quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the Term Loan Facility. Additionally, as a result of the principal prepayment, the Borrower recognized a loss on debt extinguishment of $45.7 million comprised of $14.0 million of unamortized OID and $31.7 million of unamortized debt issuance costs related to the Term Loan Facility, which were separately recognized on the condensed consolidated statements of operations.
As of June 30, 2025, the outstanding balance on the Term Loan Facility, net of $8.2 million of unamortized OID costs and $18.6 million of unamortized debt issuance costs, was $823.2 million.
ABL Credit Agreement
On April 29, 2025, Merger Sub, as initial borrower, entered into the Asset-Based Revolving Credit Agreement (the “ABL Credit Agreement”), with Holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, which provides for an asset-based revolving credit facility (the “ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with an aggregate borrowing availability equal to the lesser of $2.0 billion, and the borrowing base. Upon the consummation of the Beacon Acquisition, the Borrower entered into a joinder to the ABL Credit Agreement as the surviving borrower. The ABL Facility matures on April 29, 2030. Based on the Borrower’s borrowing base as of June 30, 2025, the Borrower had $1.78 billion borrowing capacity under the ABL Facility.
Borrowings under the ABL Facility bear interest at a rate equal to, at the Borrower’s option, either (a) (x) Term SOFR determined by reference to the secured overnight financing rate published by the Federal Reserve Bank of New York, which rate shall be no less than zero or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate quoted by the Wall Street Journal as the “Prime Rate” and (iii) the sum of one-month adjusted Term SOFR plus 1.00% per annum, which base rate shall be no less than 1.00%, or (y) with respect to borrowings of Canadian dollars, Term CORRA determined by reference to the interbank offered rate administered by the CORRA Administrator, which rate shall be no less than zero, in each case plus an applicable margin based on excess availability set forth in the ABL Credit Agreement. The Borrower is also required to a pay commitment fee equal to 0.20% per annum (depending on the average utilization of the commitments) to the lenders under the ABL Facility in respect of the unutilized commitments thereunder. The Borrower can make voluntary prepayments at any time without penalty, subject to customary breakage costs.
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
The ABL Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The ABL Credit Agreement contains certain customary events of default, including relating to a change of control. As of June 30, 2025, the Borrower and its restricted subsidiaries were in compliance with these covenants.
The ABL Facility requires that the Borrower, commencing on or after the last day of the first full fiscal quarter ending after the closing date of the ABL Facility, maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time that availability is less than the greater of (x) $120 million and (y) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time.
Debt issuance costs of $18.8 million related to the ABL Facility were capitalized and are being amortized ratably over the term of the financing arrangement. The debt issuance costs related to the ABL Facility are presented as an asset, included in other assets, on the condensed consolidated balance sheets. As of June 30, 2025, there were $18.2 million of unamortized debt issuance costs related to the ABL Facility.
As of June 30, 2025, the outstanding balance on the ABL Facility was $199.9 million. The Borrower and its restricted subsidiaries also had $17.5 million in outstanding standby letters of credit issued under the ABL Facility as of June 30, 2025.
Other Information
As of June 30, 2025, principal payments on outstanding debt mature after December 31, 2029.
Under the terms of the ABL Facility, the Term Loan Facility and the Notes, QXO Building Products is limited in making certain restricted payments, including dividends on its common stock. Based on the provisions in the respective debt agreements and given the Company’s intention to not pay common stock dividends in the foreseeable future, the Company does not believe that the restrictions are significant.

10. Leases
The Company primarily operates in leased facilities, which are accounted for as operating leases. The real estate leases expire between 2025 and 2037. The Company also leases equipment such as trucks and forklifts. Equipment leases are accounted for as either operating or finance leases. The equipment leases expire between 2025 and 2032.
The following table presents components of lease costs recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Operating lease costs	$28.4	$0.1	$29.4	$0.1
Finance lease costs:
Amortization of right-of-use assets	7.7	—	7.7	0.1
Interest on lease obligations	2.0	—	2.0	—
Variable lease costs	3.2	—	3.2	—
Total lease costs	$41.3	$0.1	$42.3	$0.2
The following table presents supplemental cash flow information related to the Company’s leases:

	Six Months Ended June 30,
(in millions)	2025	2024
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$26.4	$0.1
Operating cash outflows from finance leases	$2.0	$—
Financing cash outflows from finance leases	$7.2	$0.1
Right-of-use assets obtained in exchange for new finance lease liabilities	$9.3	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$12.3	$—
As of June 30, 2025, the Company’s operating leases had a weighted-average remaining lease term of 6.3 years and a weighted-average discount rate of 6.26%, and the Company’s finance leases had a weighted-average remaining lease term of 4.4 years and a weighted-average discount rate of 6.50%.
The following table summarizes future lease payments for each of the next five years ending December 31 and thereafter:

(in millions)	Operating Leases	Finance Leases
2025 (July - December)	$67.4	$27.5
2026	155.3	54.3
2027	138.8	49.3
2028	120.8	38.0
2029	100.7	25.0
Thereafter	249.2	17.2
Total future lease payments	832.2	211.3
Imputed interest	(152.4)	(27.3)
Total lease liabilities	$679.8	$184.0

11. Commitments and Contingencies
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
In addition, the Company has received certain demand letters from stockholders pertaining to disclosures made by the Company in connection with the Beacon Acquisition, which the Company does not believe are material, individually or in the aggregate.
12. Income Taxes
The Company’s interim provision for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rates for the three and six months ended June 30, 2025, excluding discrete items, were 72.7% and 74.5%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2024 were 28.9% and 27.3%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2025 and 2024 were based on the U.S. federal statutory tax rate of 21% and state jurisdictional income tax rates, adjusted for permanent items including compensation above $1 million, inclusive of equity awards, paid to covered employees under Internal Revenue Code Section 162(m) and non-deductible transaction costs due to the Beacon Acquisition.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes provisions that include the restoration of favorable tax treatment for certain business provisions, the permanent extension of expiring provisions of the Tax Cuts and Jobs Act and modifications to the international tax framework. There are multiple effective dates beginning in 2025 through 2027. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

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
Overview
Prior to the Beacon Acquisition (as defined below), QXO, Inc. (“QXO”, “we”, “our”, or the “Company”) was primarily a technology solutions and professional services company, providing critical software applications, consulting and other professional services, including specialized programming, training, and technical support to small and mid-size companies in the manufacturing, distribution, and services industries.
Beacon Acquisition
On March 20, 2025, QXO entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beacon Roofing Supply, Inc., a Delaware corporation (“Beacon”), and Queen MergerCo, Inc., a Delaware corporation and wholly owned subsidiary of QXO (“Merger Sub”), pursuant to which QXO agreed to acquire Beacon for a purchase price of $124.35 per share of common stock (the “Merger Consideration”) of Beacon (the “Beacon Acquisition”). On April 29, 2025 (the “Closing Date”), pursuant to the Merger Agreement, Merger Sub merged with and into Beacon, with Beacon remaining as the surviving entity and being renamed QXO Building Products, Inc. (“QXO Building Products”), and the Company completed its acquisition of Beacon in a transaction that valued Beacon at $10.6 billion.
As a result of the Beacon Acquisition, QXO has transitioned to a building products distribution company and is the largest publicly-traded distributor of roofing, waterproofing, and complementary building products in North America. We plan to become the tech-enabled leader in the $800 billion building products distribution industry and generate outsized value for shareholders. We are executing our strategy toward a target of $50 billion in annual revenues within the next decade through accretive acquisitions and organic growth.
Results of Consolidated Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		% of net sales(1)		Six Months Ended June 30,		% of net sales(1)
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$1,906.4	$14.5	100.0%	100.0%	$1,919.8	$29.0	100.0%	100.0%
Cost of products sold	1,504.7	8.7	78.9%	60.0%	1,512.8	17.5	78.8%	60.3%
Gross profit	401.7	5.8	21.1%	40.0%	407.0	11.5	21.2%	39.7%
Operating expense:
Selling, general and administrative	456.8	9.8	24.0%	67.6%	501.2	15.0	26.1%	51.7%
Depreciation	27.2	0.1	1.4%	0.7%	27.3	0.2	1.4%	0.7%
Amortization	79.8	0.2	4.2%	1.4%	80.0	0.4	4.2%	1.4%
Total operating expense	563.8	10.1	29.6%	69.7%	608.5	15.6	31.7%	53.8%
Loss from operations	(162.1)	(4.3)	(8.5)%	(29.7)%	(201.5)	(4.1)	(10.5)%	(14.1)%
Interest (expense) income, net	(30.2)	3.5	(1.6)%	24.1%	26.4	3.4	1.4%	11.7%
Loss on debt extinguishment	(45.7)	—	(2.4)%	0.0%	(45.7)	—	(2.4)%	0.0%
Other income, net	1.7	—	0.1%	0.0%	1.7	—	0.1%	0.0%
Loss before provision for income taxes	(236.3)	(0.8)	(12.4)%	(5.5)%	(219.1)	(0.7)	(11.4)%	(2.4)%
Benefit from income taxes	(177.8)	(0.2)	(9.3)%	(1.4)%	(169.3)	(0.2)	(8.8)%	(0.7)%
Net loss	$(58.5)	$(0.6)	(3.1)%	(4.1)%	$(49.8)	$(0.5)	(2.6)%	(1.7)%

(1) Percent of net sales may not foot due to rounding.

Three and Six Months Ended June 30, 2025 Compared with Three and Six Months Ended June 30, 2024
Net Sales
The following table summarizes net sales by line of business for the periods presented:

	Three Months Ended June 30,		% of net sales
(in millions, except percentages)	2025	2024	2025	2024
Residential roofing products	$929.8	$—	48.7%	0.0%
Non-residential roofing products	535.5	—	28.1%	0.0%
Complementary building products	426.1	—	22.4%	0.0%
Software products and services	15.0	14.5	0.8%	100.0%
Total net sales	$1,906.4	$14.5	100.0%	100.0%
Net sales for the three months ended June 30, 2025 increased to $1.91 billion compared to $14.5 million for the three months ended June 30, 2024. The increase in net sales was primarily driven by the Beacon Acquisition as Beacon’s net sales for the period April 29, 2025 through June 30, 2025 are included in net sales for the three months ended June 30, 2025.
The following table summarizes net sales by line of business for the periods presented:

	Six Months Ended June 30,		% of net sales
(in millions)	2025	2024	2025	2024
Residential roofing products	$929.8	$—	48.5%	0.0%
Non-residential roofing products	535.5	—	27.9%	0.0%
Complementary building products	426.1	—	22.2%	0.0%
Software products and services	28.4	29.0	1.4%	100.0%
Total net sales	$1,919.8	$29.0	100.0%	100.0%
Net sales for the six months ended June 30, 2025 increased to $1.92 billion compared to $29.0 million for the six months ended June 30, 2024. The increase in net sales was primarily driven by the Beacon Acquisition as Beacon’s net sales for the period April 29, 2025 through June 30, 2025 are included in net sales for the six months ended June 30, 2025.
Cost of Products Sold
Cost of products sold for the three months ended June 30, 2025 increased to $1.50 billion, up from $8.7 million for the three months ended June 30, 2024. The increase in cost of products sold was primarily due to higher net sales as a result of the Beacon Acquisition. Cost of products sold was also negatively impacted by the inventory fair value adjustments as a result of recording Beacon’s inventory at fair value on the acquisition date.
Cost of products sold for the six months ended June 30, 2025 increased to $1.51 billion, up from $17.5 million for the six months ended June 30, 2024. The increase in cost of products sold was primarily due to higher net sales as a result of the Beacon Acquisition. Cost of products sold was also negatively impacted by the inventory fair value adjustments as a result of recording Beacon’s inventory at fair value on the acquisition date.
Selling, General and Administrative (“SG&A”)
SG&A expense for the three months ended June 30, 2025 increased to $456.8 million, up from $9.8 million for the three months ended June 30, 2024. The increase in SG&A expense was primarily driven by costs incurred to support the ongoing operations of our business subsequent to the Beacon Acquisition as well as acquisition-related transaction costs of $65.6 million and stock-based compensation expense of $65.0 million.
SG&A expense for the six months ended June 30, 2025 increased to $501.2 million, up from $15.0 million for the six months ended June 30, 2024. The increase in SG&A expense was primarily driven by costs incurred to support the ongoing operations of our business subsequent to the Beacon Acquisition as well as acquisition-related transaction costs of $75.5 million and stock-based compensation expense of $85.2 million.

Depreciation Expense
Depreciation expense was $27.2 million for the three months ended June 30, 2025, compared to $0.1 million for the three months ended June 30, 2024. The comparative increase was primarily due to an increase in property and equipment as a result of the Beacon Acquisition.
Depreciation expense was $27.3 million for the six months ended June 30, 2025, compared to $0.2 million for the six months ended June 30, 2024. The comparative increase was primarily due to an increase in property and equipment as a result of the Beacon Acquisition.
Amortization Expense
Amortization expense was $79.8 million for the three months ended June 30, 2025, compared to $0.2 million for the three months ended June 30, 2024. The comparative increase was primarily due to amortization expense associated with new customer relationships and trade names intangible assets recognized as a result of the Beacon Acquisition.
Amortization expense was $80.0 million for the six months ended June 30, 2025, compared to $0.4 million for the six months ended June 30, 2024. The comparative increase was primarily due to amortization expense associated with new customer relationships and trade names intangible assets recognized as a result of the Beacon Acquisition.
Interest (expense) income, net
Interest (expense) income, net was $(30.2) million for the three months ended June 30, 2025, compared to $3.5 million for the three months ended June 30, 2024. The comparative increase was primarily due to additional debt that was issued by QXO Building Products in connection with the Beacon Acquisition, resulting in higher interest expense. The increase in interest expense was partially offset by interest income due to a higher average interest-bearing cash balance during the three months ended June 30, 2025.
Interest income, net was $26.4 million for the six months ended June 30, 2025, compared to $3.4 million for the six months ended June 30, 2024. The comparative increase was primarily due to higher interest income as a result of a higher average interest-bearing cash balance during the six months ended June 30, 2025, partially offset by higher interest expense due to additional debt that was issued by QXO Building Products in connection with the Beacon Acquisition.
Loss on Debt Extinguishment
Loss on debt extinguishment was $45.7 million for the three and six months ended June 30, 2025 due to the principal prepayment of $1.40 billion under the Term Loan Facility and includes the pro-rata extinguishment of previously capitalized original issue discounts and debt issuance costs.
Income Taxes
Benefit from income taxes was $177.8 million for the three months ended June 30, 2025, compared to $0.2 million for the three months ended June 30, 2024. The comparative increase in income tax benefit was primarily due to lower pre-tax income coupled with an increase in compensation above $1 million, inclusive of equity awards, paid to covered employees under Internal Revenue Code (“IRC”) Section 162(m) and non-deductible transaction costs due to the Beacon Acquisition. The effective tax rate, excluding discrete items, was 72.7% for the three months ended June 30, 2025, compared to 28.9% for the three months ended June 30, 2024.
Benefit from income taxes was $169.3 million for the six months ended June 30, 2025, compared to $0.2 million for the six months ended June 30, 2024. The comparative increase in income tax benefit was primarily due to lower pre-tax income coupled with an increase in compensation above $1 million, inclusive of equity awards, paid to covered employees under IRC Section 162(m) and non-deductible transaction costs due to the Beacon Acquisition. The effective tax rate, excluding discrete items, was 74.5% for the six months ended June 30, 2025, compared to 27.3% for the six months ended June 30, 2024.

Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) per Common Share (“Adjusted Diluted EPS”), Adjusted EBITDA, and Adjusted EBITDA Margin, which represent non-GAAP financial measures.
We calculate Adjusted Gross Profit as gross profit excluding inventory fair value adjustments, and we calculate Adjusted Gross Margin as Adjusted Gross Profit divided by net sales. We calculate Adjusted Net Income (Loss) as net income (loss) excluding amortization; stock-based compensation; loss on debt extinguishment; restructuring costs; transaction costs; transformation costs; inventory fair value adjustments; and the income tax associated with such adjusting items. We calculate Adjusted Diluted EPS as Adjusted Net Income (Loss) divided by the weighted-averaged number of common shares outstanding during the period plus the effect of dilutive common share equivalents based on the most dilutive result of the if-converted and two-class methods. We calculate Adjusted EBITDA as net income (loss) excluding depreciation; amortization; stock-based compensation; interest (income) expense, net; loss on debt extinguishment; provision for (benefit from) income taxes; restructuring costs; transaction costs; transformation costs; and inventory fair value adjustments that we do not consider representative of our underlying operations. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.
We have provided a reconciliation below of Adjusted Gross Profit to gross profit, the most directly comparable financial measure as measured in accordance with GAAP, as well as a calculation of gross margin and Adjusted Gross Margin. We have provided a reconciliation below of Adjusted Net Income (Loss) to net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, as well as a calculation of diluted earnings (loss) per common share and Adjusted Diluted EPS. We have also provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, as well as a calculation of net margin and Adjusted EBITDA Margin.
Management uses these non-GAAP financial measures in making financial, operating and planning decisions and evaluating QXO’s ongoing performance. We believe these non-GAAP financial measures facilitate analysis of our ongoing business operations because they exclude items that may not be reflective of, or are unrelated to, QXO’s core operating performance, and may assist investors with comparisons to prior periods and assessing trends in our underlying business. Other companies may calculate these non-GAAP financial measures differently, and therefore our measures may not be comparable to similarly titled measures of other companies.
Adjusted Gross Profit and Adjusted Gross Margin
A reconciliation of gross profit and gross margin to Adjusted Gross Profit and Adjusted Gross Margin is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2025	2024	2025	2024
Gross profit	$401.7	$5.8	$407.0	$11.5
Inventory fair value adjustments(1)	80.3	—	80.3	—
Adjusted Gross Profit	$482.0	$5.8	$487.3	$11.5

Net sales	$1,906.4	$14.5	$1,919.8	$29.0
Gross margin(2)	21.1%	40.0%	21.2%	39.7%
Adjusted Gross Margin(2)	25.3%	40.0%	25.4%	39.7%

(1) Represents the inventory fair value adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition. We expect the inventory fair value adjustments to be fully recognized during the year ended December 31, 2025.

(2) Gross margin is calculated as gross profit divided by net sales. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by net sales.

Adjusted Net Income and Adjusted Diluted EPS
A reconciliation of net loss and diluted loss per common share to Adjusted Net Income and Adjusted Diluted EPS is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions, except per share amounts)	2025	2025
Net loss	$(58.5)	$(49.8)
Benefit from income taxes	(177.8)	(169.3)
Loss before provision for income taxes	(236.3)	(219.1)
Amortization	79.8	80.0
Stock-based compensation	65.0	85.2
Loss on debt extinguishment(1)	45.7	45.7
Restructuring costs	35.3	35.3
Transaction costs	65.6	75.5
Transformation costs	11.8	11.8
Inventory fair value adjustments(2)	80.3	80.3
Adjusted income before provision for income taxes	147.2	194.7
Income tax associated with the adjustments above(3)	38.0	50.3
Adjusted Net Income	$109.2	$144.4
Convertible Preferred Stock dividend	(22.5)	(45.0)
Mandatory Convertible Preferred Stock dividend	(3.1)	(3.1)
Undistributed income allocated to participating securities	—	—
Adjusted Net Income attributable to common stockholders	$83.6	$96.3

Basic and diluted loss per common share	$(0.15)	$(0.19)
Adjusted Diluted EPS(4)	$0.11	$0.17

Adjusted diluted weighted-average common shares outstanding(4)	702.0	580.6

(1) Represents extinguishment costs resulting from the partial prepayment of borrowings under the Term Loan Facility (as defined below).
(2) Represents the inventory fair value adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition. We expect the inventory fair value adjustments to be fully recognized during the year ended December 31, 2025.

(3) The effective tax rate to calculate Adjusted Net Income (Loss) for the three and six months ended June 30, 2025 is 25.84%, due to the impacts on certain tax deductions on adjusted income (loss) before provision for income taxes.

(4) Adjusted Diluted EPS is calculated as Adjusted Net Income (Loss) divided by the weighted-average number of common shares outstanding during the period plus the effect of dilutive common share equivalents based on the most dilutive result of the if-converted and two-class methods.

Adjusted EBITDA and Adjusted EBITDA Margin
A reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA Margin is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2025	2024	2025	2024
Net loss	$(58.5)	$(0.6)	$(49.8)	$(0.5)
Depreciation	27.2	0.1	27.3	0.2
Amortization	79.8	0.2	80.0	0.4
Stock-based compensation	65.0	—	85.2	—
Interest expense (income), net	30.2	(3.5)	(26.4)	(3.4)
Loss on debt extinguishment(1)	45.7	—	45.7	—
Benefit from income taxes	(177.8)	(0.2)	(169.3)	(0.2)
Restructuring costs	35.3	2.8	35.3	2.8
Transaction costs	65.6	—	75.5	—
Transformation costs	11.8	—	11.8	—
Inventory fair value adjustments(2)	80.3	—	80.3	—
Adjusted EBITDA	$204.6	$(1.2)	$195.6	$(0.7)

Net sales	$1,906.4	$14.5	$1,919.8	$29.0
Net margin(3)	(3.1)%	(4.1)%	(2.6)%	(1.7)%
Adjusted EBITDA Margin(3)	10.7%	(8.3)%	10.2%	(2.4)%

(1) Represents extinguishment costs resulting from the partial prepayment of borrowings under the Term Loan Facility (as defined below).
(2) Represents the inventory fair value adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition. We expect the inventory fair value adjustments to be fully recognized during the year ended December 31, 2025.

(3) Net margin is calculated as net income (loss) divided by net sales. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by net sales.
Seasonality
The demand for exterior building materials is closely correlated to both seasonal changes and unpredictable weather patterns, therefore demand fluctuations are expected. In general, we expect our net sales and net income to be the highest in quarters ending June 30, September 30, and December 31, which represent the peak months of construction and re-roofing. Conversely, we expect low net income levels or net losses in quarters ending March 31, when winter construction cycles and cold weather patterns have an adverse impact on our customers’ ability to conduct their business.
Liquidity and Capital Resources
The Company’s cash balance was $2.28 billion as of June 30, 2025 and consisted primarily of cash on deposit with banks and investments in money market funds. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, acquisitions or other strategic investments. We continually evaluate our liquidity requirements considering our operating needs, growth initiatives and capital resources. Following the Beacon Acquisition, our primary sources of liquidity are cash on the balance sheet, cash generated by operations and borrowings under the ABL Facility. Our primary uses of cash after the Beacon Acquisition are working capital requirements, debt service requirements and capital expenditures. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
From time to time, depending upon market and other conditions, as well as upon our cash balances and liquidity, we, our subsidiaries or our affiliates may acquire our outstanding debt securities or our other indebtedness through open market purchases, privately negotiated transactions, tender offers, redemption or otherwise, upon such terms and at such prices as we, our subsidiaries or our affiliates may determine for cash or other consideration.

Convertible Preferred Stock
The Company has a quarterly dividend policy in place for its Convertible Preferred Stock, and dividends are paid when declared by the board of directors. During the three and six months ended June 30, 2025, the Company paid $22.5 million and $45.0 million, respectively, of dividends to holders of Convertible Preferred Stock. Subsequent to the close of the quarter ended June 30, 2025, the Company paid $22.5 million of quarterly dividends to holders of Convertible Preferred Stock. These dividends are part of the Company’s ongoing cash obligations and are considered when evaluating overall liquidity needs. For additional information regarding its Convertible Preferred Stock see, Note 6 – Equity of the Notes to Consolidated Financial Statements, in “Item 1 Financial Statements” of this Quarterly Report.
Private Placements
On June 13, 2024, the Company entered into purchase agreements with certain institutional and accredited investors to issue and sell in a private placement an aggregate of 340.9 million shares of the Company’s common stock at a price of $9.14 per share, and pre-funded warrants (the “Pre-Funded Warrants”) to purchase 42.0 million shares of the Company’s common stock at a price of $9.13999 per Pre-Funded Warrant. Each Pre-Funded Warrant has an exercise price of $0.00001 per share, is exercisable immediately and until the Pre-Funded Warrant is exercised in full. The closing of the private placement was completed on July 19, 2024.
On July 22, 2024, the Company entered into purchase agreements with certain institutional and accredited investors to privately place 67.8 million shares of its common stock at a price of $9.14 per share. The closing of the private placement was completed on July 25, 2024.
On March 17, 2025, the Company entered into purchase agreements with certain institutional investors to privately place 67.5 million shares of its common stock at a price of $12.30 per share. The closing of the private placement was contingent upon the completion of the Beacon Acquisition and was completed on April 29, 2025. As a result of the closing, the Company raised $823.8 million in net proceeds, after deducting offering costs of $6.8 million, to partially fund the Beacon Acquisition and related costs.
Issuance of Mandatory Convertible Preferred Stock
On May 27, 2025, the Company completed a preferred stock offering, through which QXO issued and sold 11.5 million depositary shares (“Depositary Shares”), each representing a 1/20th interest in a share of the Company’s 5.50% Series B Mandatory Convertible Preferred Stock, liquidation preference $1,000 per share, par value $0.001 per share (the “Mandatory Convertible Preferred Stock”). The amount issued included 1.5 million Depositary Shares issued pursuant to the exercise in full of the option granted to the underwriters to purchase additional Depositary Shares. The Company received net proceeds from the offering of $558.1 million, after deducting underwriting discounts, commissions and estimated offering expenses of $16.9 million.
Dividends
The Mandatory Convertible Preferred Stock will accumulate dividends (which may be paid in cash or, subject to certain limitations, in shares of common stock or in any combination of cash and common stock) at a rate per annum equal to 5.50% on the liquidation preference of $1,000 per share, payable when, as and if declared by the Company’s board of directors (or an authorized committee thereof), on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2025 and ending on, and including, May 15, 2028. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, the Company accrues dividends whether or not they are formally declared by the Company’s board of directors.
Mandatory Conversion
The following table illustrates the conversion rate per share of the Mandatory Convertible Preferred Stock, subject to certain anti-dilution adjustments, based on the applicable market value of the common stock:

Applicable Market Value of Common Stock	Conversion Rate per Share of Mandatory Convertible Preferred Stock
Greater than $20.2126 (the “Threshold Appreciation Price”)	49.4740 shares of common stock
Equal to or less than the Threshold Appreciation Price but greater than or equal to the Initial Price	Between 49.4740 and 60.6060 shares of common stock, determined by dividing $1,000 by the applicable market value
Less than $16.50 (the “Initial Price”)	60.6060 shares of common stock

The following table illustrates the conversion rate per Depositary Share, subject to certain anti-dilution adjustments, based on the applicable market value of the common stock:

Applicable Market Value of Common Stock	Conversion Rate per Depository Share Representing a 1/20th interest in a share of the Mandatory Convertible Preferred Stock
Greater than the Threshold Appreciation Price	2.4737 shares of common stock
Equal to or less than the Threshold Appreciation Price but greater than or equal to the Initial Price	Between 2.4737 and 3.0303 shares of common stock, determined by dividing $50 by the applicable market value
Less than the Initial Price	3.0303 shares of common stock
Optional Conversion
Other than the occurrence of a fundamental change (as defined in the Company's Certificate of Designations relating to the Mandatory Convertible Preferred Stock) at any time prior to May 15, 2028, a holder of Mandatory Convertible Preferred Stock may elect to convert such holder’s shares of Mandatory Convertible Preferred Stock, in whole or in part, at the minimum conversion rate of 49.4740 shares of common stock per share of Mandatory Convertible Preferred Stock (equivalent to 2.4737 shares of common stock per Depositary Share), subject to certain anti-dilution and other adjustments. Because each Depositary Share represents a 1/20th fractional interest in a share of Mandatory Convertible Preferred Stock, a holder of Depositary Shares may convert its Depositary Shares only in lots of 20 Depositary Shares.
Fundamental Change Conversion
If a fundamental change occurs on or prior to May 15, 2028, holders of the Mandatory Convertible Preferred Stock will have the right to convert their shares of Mandatory Convertible Preferred Stock, in whole or in part, into shares of Common Stock at the fundamental change conversion rate during the period beginning on, and including, the effective date of such fundamental change and ending on, and including, the earlier of (a) the date that is 20 calendar days after such effective date (or, if later, the date that is 20 calendar days after holders receive notice of such fundamental change) and (b) May 15, 2028. For the avoidance of doubt, the period described in the immediately preceding sentence may not end on a date that is later than May 15, 2028.
Ranking
The Mandatory Convertible Preferred Stock ranks, with respect to dividend rights and distribution of assets upon liquidation, winding-up or dissolution, (i) senior to the Company’s common stock and each other class or series of capital stock, whether outstanding or established after the date of issuance of the Mandatory Convertible Preferred Stock, the terms of which do not expressly provide that it ranks senior to or on a parity with the Mandatory Convertible Preferred Stock as to payment of dividends and distribution of assets upon liquidation, winding-up or dissolution, and (ii) junior to the Convertible Preferred Stock. The Mandatory Convertible Preferred Stock ranks on a parity with or junior to each class or series of capital stock, the terms of which expressly provide for a pari passu or senior ranking, respectively, relative to the Mandatory Convertible Preferred Stock.
Voting Rights
Holders of Mandatory Convertible Preferred Stock will not have voting rights, except with respect to issuances of securities senior to the Mandatory Convertible Preferred Stock, amendments to the Company’s Fifth Amended and Restated Certificate of Incorporation that would materially and adversely affect the rights of the holders of Mandatory Convertible Preferred Stock, or in the event of a merger, consolidation, exchange or reclassification involving the Mandatory Convertible Preferred Stock, or non-payment of dividends for six consecutive quarters.
Registered Equity Offerings
In April 2025, the Company sold 37.7 million shares of the Company’s common stock in an underwritten public offering at a price of $13.25 per share. The closing of the equity offering was completed on April 21, 2025 and the Company raised $487.9 million in net proceeds from the equity offering, after deducting offering costs of $12.1 million. The Company also granted the underwriters in the public offering an option to purchase up to an additional 5.7 million shares of the Company’s common stock at a price of $13.25 per share less underwriting discounts and commissions. On May 5, 2025, the option was partially exercised with respect to 4.0 million shares resulting in an additional $51.8 million of net proceeds.
In May 2025, the Company sold 48.5 million shares of the Company’s common stock in an underwritten public offering at a price of $16.50 per share. The Company also granted the underwriters in the public offering an option to purchase up to an additional 7.3 million shares of the Company’s common stock at a price of $16.50 per share less underwriting discounts and commissions. On May 21, 2025, the option was exercised in full. The closing of the equity offering was completed on May 23, 2025 and the Company raised $892.5 million in net proceeds from the equity offering, after deducting offering costs of $27.5 million.

In June 2025, the Company sold 89.9 million shares of the Company’s common stock in an underwritten public offering at a price of $22.25 per share. The closing of the equity offering was completed on June 26, 2025 and the Company raised $1.96 billion in net proceeds from the equity offering, after deducting offering costs of $37.6 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 13.5 million shares of the Company’s common stock at a price of $22.25 per share less underwriting discounts and commissions. On July 24, 2025, the option was partially exercised with respect to 1.7 million shares resulting in additional net proceeds of $38.2 million. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period.
Senior Secured Notes
On April 29, 2025, Merger Sub (the “Issuer”) completed the issuance and sale of $2.25 billion in aggregate principal amount of 6.75% Senior Secured Notes due 2032 (the “Notes”). The Notes were issued pursuant to an Indenture, dated as of April 29, 2025 (as supplemented, the “Indenture”), and, upon consummation of the Beacon Acquisition, QXO Building Products and its subsidiaries (collectively, the “Subsidiary Guarantors”) assumed the obligations under the Notes and the Indenture and guaranteed QXO Building Products’ obligations under the Notes and the Indenture. The Notes are secured by first-priority liens on substantially all assets of the Issuer and the Subsidiary Guarantors, other than the ABL Priority Collateral (as defined below) (the “Notes Priority Collateral”) and by second-priority liens on substantially all of the Issuer’s and the Subsidiary Guarantors’ inventory, receivables and related assets (the “ABL Priority Collateral”), in each case, subject to certain exceptions and permitted liens. The Notes will mature on April 30, 2032. Interest on the Notes accrues at 6.75% per annum and will be paid semi-annually, in arrears, on April 30 and October 30 of each year, beginning October 30, 2025. Proceeds from the Notes were used to partially fund the Beacon Acquisition and related transaction costs.
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
The Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default. As of June 30, 2025, we were in compliance with these covenants.
The Company capitalized debt issuance costs of $22.2 million related to the Notes, which are being amortized over the term of the financing arrangement.
As of June 30, 2025, the outstanding balance on the Notes, net of $21.7 million of unamortized debt issuance costs, was $2.23 billion.
Term Loan Facility
On April 29, 2025, Merger Sub, as initial borrower, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with Queen HoldCo, LLC (“Holdings”), the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, which provides for senior secured financing consisting of a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $2.25 billion. Upon the consummation of the Beacon Acquisition, QXO Building Products entered into a joinder to the Term Loan Credit Agreement as the surviving borrower (the “Borrower”). The facility matures on April 30, 2032. Proceeds from the Term Loan Facility were used to partially fund the Beacon Acquisition and related transaction costs.
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
The Term Loan Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The Term Loan Credit Agreement contains certain customary events of default, including relating to a change of control. As of June 30, 2025, we were in compliance with these covenants.
The principal amount of borrowing under the Term Loan Facility was reduced by an original issue discount (“OID”) of 1%. The Company capitalized OID of $22.5 million and debt issuance costs of $50.9 million related to the Term Loan Facility, which are being amortized over the term of the financing arrangement.
On May 29, 2025, the Company made a voluntary principal prepayment of $1.40 billion under the Term Loan Facility. As a result, the Company was relieved of its obligation to make quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the Term Loan Facility. Additionally, as a result of the principal prepayment, the Company recognized a loss on debt extinguishment of $45.7 million comprised of $14.0 million of unamortized OID and $31.7 million of unamortized debt issuance costs related to the Term Loan Facility. The loss on debt extinguishment was separately recognized on the condensed consolidated statements of operations.
As of June 30, 2025, the outstanding balance on the Term Loan Facility, net of $8.2 million of unamortized OID and $18.6 million of unamortized debt issuance costs, was $823.2 million.
ABL Credit Agreement
On April 29, 2025, Merger Sub, as initial borrower, entered into the Asset-Based Revolving Credit Agreement (the “ABL Credit Agreement”), with Holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, which provides for an asset-based revolving credit facility (the “ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with an aggregate borrowing availability equal to the lesser of $2.0 billion, and the borrowing base. Upon the consummation of the Beacon Acquisition, the Borrower entered into a joinder to the ABL Credit Agreement as the surviving borrower. The ABL Facility matures on April 29, 2030. Based on our borrowing base as of June 30, 2025, the Company had $1.78 billion borrowing capacity under the ABL Facility.
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
The ABL Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The ABL Credit Agreement contains certain customary events of default, including relating to a change of control. As of June 30, 2025, we were in compliance with these covenants.
The ABL Facility requires that the Borrower, commencing on or after the last day of the first full fiscal quarter ending after the closing date of the ABL Facility, maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time that availability is less than the greater of (x) $120 million and (y) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time.
The Company capitalized debt issuance costs of $18.8 million related to the ABL Facility, which are being amortized ratably over the term of the financing arrangement. The debt issuance costs related to the ABL Facility are presented as an asset, included in other assets, net on the condensed consolidated balance sheets. As of June 30, 2025, there were $18.2 million of unamortized debt issuance costs related to the ABL Facility.

As of June 30, 2025, the outstanding balance on the ABL Facility was $199.9 million. The Company also had outstanding standby letters of credit related to the ABL Facility in the amount of $17.5 million as of June 30, 2025.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash used in operating activities	$(137.7)	$(0.7)
Net cash used in investing activities	(10,575.4)	(0.1)
Net cash provided by financing activities	7,923.7	965.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,789.7)	$965.1
Operating Activities
Net cash used in operating activities was $137.7 million for the six months ended June 30, 2025, compared to $0.7 million for the six months ended June 30, 2024. Cash used in operations increased $137.0 million during the six months ended June 30, 2025. The increase in cash used in operations was primarily due to the seasonal timing of net working capital requirements for inventory purchases and cash collections.
Investing Activities
Net cash used in investing activities was $10.58 billion for the six months ended June 30, 2025, compared to $0.1 million for the six months ended June 30, 2024. Cash used in investing activities increased $10.58 billion in 2025 primarily due to the Beacon Acquisition and an increase in capital expenditures during the period. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for more information.
Financing Activities
Net cash provided by financing activities was $7.92 billion for the six months ended June 30, 2025, compared to $965.9 million for the six months ended June 30, 2024. Cash provided by financing activities increased $6.96 billion during the six months ended June 30, 2025 primarily due to the issuance of the Notes, net borrowings under our Term Loan Facility and ABL Facility, and net proceeds from the issuance of common stock and Mandatory Convertible Preferred Stock during the period, which were partially offset by net proceeds from the issuance of Convertible Preferred Stock and warrants in the prior year.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have operations principally within the U.S. and therefore have only minimal foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest Rate Risk
Our cash equivalents consist primarily of demand and money market accounts and have an original maturity date of 90 days or less. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. As of June 30, 2025, we had outstanding borrowings of $199.9 million under our asset-based revolving lines of credit and outstanding borrowings, net of unamortized debt issuance costs, of $823.2 million under our Term Loan Facility and $2.23 billion under our Notes. Borrowings under our ABL Facility and Term Loan Facility incur interest on a floating rate basis while borrowings represented by our Notes incur interest on a fixed rate basis. As of June 30, 2025, our weighted-average effective interest rate on debt instruments with variable rates was 6.94%. A 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.

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
As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Change in Internal Control over Financial Reporting
On April 29, 2025, we completed our acquisition of Beacon Roofing Supply, Inc. (see Note 3 to the accompanying consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the three months ended June 30, 2025, except as noted above, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information related to our legal proceedings, refer to Note 11 – Commitments and Contingencies of Item 1, “Financial Statements” of this Quarterly Report.
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
Risks Related to Ownership of our Common Stock
The Mandatory Convertible Preferred Stock and the Depositary Shares may adversely affect the market price of our common stock.
The market price of our common stock is likely influenced by our outstanding Mandatory Convertible Preferred Stock and the Depositary Shares. The market price of our common stock could become more volatile and could be depressed by: (i) investors’ anticipation of the potential resale in the market of a substantial number of additional shares of common stock received upon conversion of the Mandatory Convertible Preferred Stock (and, correspondingly, the Depositary Shares); (ii) possible sales of our common stock by investors who view the Depositary Shares as a more attractive means of equity participation in us than owning shares of common stock; and (iii) hedging or arbitrage trading activity that we expect to develop involving the Depositary Shares and our common stock.
Our common stock ranks junior to our Convertible Perpetual Preferred Stock and our Mandatory Convertible Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, winding-up or dissolution.
Our common stock ranks junior to both our Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), and our Mandatory Convertible Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, winding-up or dissolution. This means that, unless accumulated dividends have been paid or set aside for payment on all our outstanding Convertible Preferred Stock and Mandatory Convertible Preferred Stock through the most recently completed dividend period, no dividends may be declared or paid on our common stock subject to limited exceptions. Likewise, in the event of our voluntary or involuntary liquidation, winding-up or dissolution, no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Convertible Preferred Stock and Mandatory Convertible Preferred Stock a liquidation preference equal to $1,000 per share plus accumulated and unpaid dividends.

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
We incurred, through our wholly owned subsidiary QXO Building Products, Inc. (formerly known as Beacon Roofing Supply, Inc.) and its subsidiaries (the “Credit Parties”), substantial indebtedness in connection with the Beacon Acquisition. As of the closing of the Beacon Acquisition, on a consolidated basis, we had approximately $4.9 billion face value of outstanding indebtedness (excluding capital leases and finance lease obligations), and revolving commitments under the ABL Facility of $2.0 billion, of which $199.9 million was outstanding as of June 30, 2025. As of June 30, 2025, we had approximately $1.78 billion available for additional borrowing under our ABL Facility (subject to a borrowing base and excluding approximately $17.5 million in letters of credit outstanding thereunder).
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
The predecessor financial information is included as Exhibit 99.1 to this Quarterly Report and are incorporated herein by reference.
.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Certificate of Designations, filed with the Secretary of State of the State of Delaware and effective May 27, 2025.	8-K	3.1	May 27, 2025
4.1	Form of Certificate for the 5.50% Series B Mandatory Convertible Preferred Stock (included as Exhibit A to Exhibit 3.1).	8-K	4.1	May 27, 2025
4.2	Deposit Agreement, dated as of May 27, 2025, among QXO, Inc., Equiniti Trust Company, LLC, acting as the Depositary, and the holders from time to time of the depositary receipts described therein.	8-K	4.2	May 27, 2025
4.3	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.2).	8-K	4.3	May 27, 2025
4.4	Indenture, dated as of April 29, 2025, among Queen MergerCo, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	4.1	April 29, 2025
4.5	Supplemental Indenture No. 1, dated as of April 29, 2025, among QXO Building Products, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	4.2	April 29, 2025
10.1	Term Loan Credit Agreement, dated as of April 29, 2025, among Queen HoldCo, LLC, as Holdings, Queen MergerCo, Inc., as Borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	10.1	April 29, 2025
10.2	Asset-Based Revolving Credit Agreement, dated as of April 29, 2025, among Queen HoldCo, LLC, as Holdings, Queen MergerCo, Inc., as Borrower, the subsidiary borrowers party thereto, the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent and collateral agent.	8-K	10.2	April 29, 2025
10.3	Joinder to Credit Agreement, dated as of April 29, 2025, by QXO Building Products, Inc., as Surviving Borrower, in respect of the Term Loan Credit Agreement, dated as of April 29, 2025, among Queen HoldCo, LLC, as Holdings, Queen MergerCo, Inc., as Borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	10.3	April 29, 2025
10.4	Joinder to Credit Agreement, dated as of April 29, 2025, by QXO Building Products, Inc., as Surviving Borrower, in respect of the Asset-Based Revolving Credit Agreement, dated as of April 29, 2025, among Queen HoldCo, LLC, as Holdings, Queen MergerCo, Inc., as Borrower, the subsidiary borrowers party thereto, the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent and collateral agent.	8-K	10.4	April 29, 2025
10.5*	Offer Letter, dated June 6, 2024, by and between QXO, Inc. and Christopher Signorello.
19.1*	Securities Trading Policy of QXO, Inc.
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Unaudited predecessor financial information for QXO Building Products, Inc.
101.INS*	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.PRE*	Inline XBRL Taxonomy Extension Presentation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.DEF*	Inline XBRL Taxonomy Extension Definition
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith
**Furnished herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

QXO, INC.

Date: August 14, 2025	By:	/s/ Brad Jacobs
Brad Jacobs
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Ihsan Essaid
Ihsan Essaid
Chief Financial Officer
(Principal Financial Officer)