Form 10-Q
period 2025-09-30
QXO, Inc.
filed 2025-11-06
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-Q
____________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2025, there were 674,392,035 shares outstanding of the registrant’s common stock.

QXO, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2025

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

Item 1. Condensed Consolidated Financial Statements
QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$2,306.9	$5,068.5
Accounts receivable, net	1,562.4	2.7
Inventories, net	1,663.8	—
Vendor rebates receivable	496.8	—
Income tax receivable	98.6	—
Prepaid expenses and other current assets	86.8	18.4
Total current assets	6,215.3	5,089.6
Property and equipment, net	691.0	0.4
Goodwill	5,070.8	1.2
Intangibles, net	3,938.1	4.0
Operating lease right-of-use assets, net	696.9	0.3
Deferred income tax assets, net	—	2.6
Other assets, net	30.8	0.2
Total assets	$16,642.9	$5,098.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,277.7	$6.2
Accrued expenses	601.2	38.6
Current portion of operating lease liabilities	108.5	0.2
Current portion of finance lease liabilities	46.8	0.1
Total current liabilities	2,034.2	45.1
Borrowings under revolving lines of credit	43.0	—
Long-term debt, net	3,052.9	—
Deferred income tax liabilities, net	962.3	—
Operating lease liabilities	564.9	0.1
Finance lease liabilities	138.3	0.2
Other long-term liabilities	25.4	—
Total liabilities	6,821.0	45.4
Commitments and contingencies (Note 11)
Stockholders’ equity:
Mandatory Convertible Preferred Stock, $0.001 par value; 0.6 shares and 0.0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	558.1	—
Convertible Preferred Stock, $0.001 par value; authorized 10.0 shares, 1.0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	498.6	498.6
Common stock, $0.00001 par value; authorized 2,000.0 shares; 674.3 and 409.4 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	9,039.2	4,560.5
Retained earnings (accumulated deficit)	(273.9)	(6.2)
Accumulated other comprehensive loss	(0.1)	—
Total stockholders’ equity	9,821.9	5,052.9
Total liabilities and stockholders’ equity	$16,642.9	$5,098.3
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$2,728.3	$13.1	$4,648.1	$42.1
Cost of products sold	2,092.5	7.6	3,605.3	25.1
Gross profit	635.8	5.5	1,042.8	17.0
Operating expense:
Selling, general and administrative	452.5	39.0	953.7	54.0
Depreciation	39.7	—	67.0	0.2
Amortization	117.8	0.2	197.8	0.6
Total operating expense	610.0	39.2	1,218.5	54.8
Income (loss) from operations	25.8	(33.7)	(175.7)	(37.8)
Interest (expense) income, net	(37.7)	57.0	(11.3)	60.4
Loss on debt extinguishment	—	—	(45.7)	—
Other income, net	1.4	—	3.1	—
(Loss) income before provision for income taxes	(10.5)	23.3	(229.6)	22.6
Provision for (benefit from) income taxes	128.9	6.1	(40.4)	5.9
Net (loss) income	$(139.4)	$17.2	$(189.2)	$16.7
Loss per common share - basic and diluted (Note 7)	$(0.24)	$(0.01)	$(0.46)	$(0.10)

Total weighted-average common shares outstanding:
Basic	715.3	358.8	578.1	120.9
Diluted	715.3	358.8	578.1	120.9

See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(139.4)	$17.2	$(189.2)	$16.7
Other comprehensive income (loss):
Foreign currency translation adjustment	3.0	—	(0.1)	—
Total other comprehensive income (loss)	3.0	—	(0.1)	—
Comprehensive (loss) income	$(136.4)	$17.2	$(189.3)	$16.7
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(Unaudited)

	Mandatory Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Three Months Ended September 30, 2025
Balance as of June 30, 2025	0.6	$558.1	1.0	$498.6	671.6	$—	$8,965.8	$(104.1)	$(3.1)	$9,915.3
Mandatory Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(7.9)	—	(7.9)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(22.5)	—	(22.5)
Issuance of common stock, net of issuance costs	—	—	—	—	1.7	—	38.1	—	—	38.1
Proceeds from stock option exercises	—	—	—	—	0.8	—	4.2	—	—	4.2
Vesting of stock-based compensation awards	—	—	—	—	0.2	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	31.1	—	—	31.1
Other comprehensive income	—	—	—	—	—	—	—	—	3.0	3.0
Net loss	—	—	—	—	—	—	—	(139.4)	—	(139.4)
Balance as of September 30, 2025	0.6	$558.1	1.0	$498.6	674.3	$—	$9,039.2	$(273.9)	$(0.1)	$9,821.9

Three Months Ended September 30, 2024
Balance as of June 30, 2024	—	$—	1.0	$498.6	0.7	$—	$475.0	$(2.4)	$—	$971.2
Issuance of common stock and pre-funded warrants, net of issuance costs	—	—	—	—	408.8	—	4,051.1	—	—	4,051.1
Convertible Preferred Stock dividend	—	—	—	—	—	—		(9.8)	—	(9.8)
Stock-based compensation	—	—	—	—	—	—	14.0	—	—	14.0
Net income	—	—	—	—	—	—	—	17.2	—	17.2
Balance as of September 30, 2024	—	$—	1.0	$498.6	409.5	$—	$4,540.1	$5.0	$—	$5,043.7

See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(Unaudited)

	Mandatory Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Nine Months Ended September 30, 2025
Balance as of December 31, 2024	—	$—	1.0	$498.6	409.4	$—	$4,560.5	$(6.2)	$—	$5,052.9
Issuance of Mandatory Convertible Preferred Stock, net of issuance costs	0.6	558.1	—	—	—	—	—	—	—	558.1
Mandatory Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(11.0)	—	(11.0)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(67.5)	—	(67.5)
Issuance of common stock, net of issuance costs	—	—	—	—	256.6	—	4,256.5	—	—	4,256.5
Proceeds from stock option exercises	—	—	—	—	3.7	—	18.5	—	—	18.5
Awards assumed in acquisition	—	—	—	—	—	—	87.5	—	—	87.5
Vesting of stock-based compensation awards	—	—	—	—	4.6	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	—	—	—	116.3	—	—	116.3
Other comprehensive loss	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Net loss	—	—	—	—	—	—	—	(189.2)	—	(189.2)
Balance as of September 30, 2025	0.6	$558.1	1.0	$498.6	674.3	$—	$9,039.2	$(273.9)	$(0.1)	$9,821.9

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	—	$—	—	$—	0.7	$—	$9.4	$(1.9)	$—	$7.5
Issuance of Convertible Preferred Stock and Warrants, net of issuance costs	—	—	1.0	498.6	—	—	483.0	—	—	981.6
Issuance of common stock and pre-funded warrants, net of issuance costs	—	—	—	—	408.8	—	4,051.1	—	—	4,051.1
Common stock dividend	—	—	—	—	—	—	(17.4)	—	—	(17.4)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(9.8)	—	(9.8)
Stock-based compensation	—	—	—	—	—	—	14.0	—	—	14.0
Net income	—	—	—	—	—	—	—	16.7	—	16.7
Balance as of September 30, 2024	—	$—	1.0	$498.6	409.5	$—	$4,540.1	$5.0	$—	$5,043.7

See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net (loss) income	$(189.2)	$16.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	67.0	0.2
Amortization	197.8	0.6
Stock-based compensation	116.3	14.0
Amortization of debt issuance costs	4.4	—
Loss on debt extinguishment	45.7	—
Provision for credit losses	7.0	—
Non-cash lease expense	70.1	0.2
Deferred income taxes	24.7	—
Changes in operating assets and liabilities:
Accounts receivable	(229.4)	0.7
Inventories	161.9	—
Vendor rebates receivable	(256.7)	—
Income tax receivable	(77.9)	—
Prepaid expenses and other current assets	12.9	(10.1)
Accounts payable and accrued expenses	176.7	8.8
Other assets and liabilities	(56.5)	(0.2)
Net cash provided by operating activities	74.8	30.9

Investing Activities
Capital expenditures	(49.8)	(0.1)
Acquisition of business, net of cash acquired	(10,556.5)	—
Other	1.9	—
Net cash used in investing activities	(10,604.4)	(0.1)

Financing Activities
Borrowings under revolving lines of credit	719.7	—
Payments under revolving lines of credit	(676.8)	—
Borrowings under term loan	2,250.0	—
Payments under term loan	(1,400.0)	—
Borrowings under senior notes	2,250.0	—
Payment of debt issuance costs	(114.4)	—
Payment of other debt	—	(1.7)
Payments under equipment financing facilities and finance leases	(18.5)	(0.2)
Proceeds from issuance of common stock related to equity awards	18.5	—
Proceeds from issuance of common stock, net of issuance costs	4,256.5	—
Proceeds from issuance of Mandatory Convertible Preferred Stock, net of issuance costs	558.1	—
Proceeds from issuance of Convertible Preferred Stock and warrants, net of issuance costs	—	981.6
Proceeds from the issuance of common stock and pre-funded warrants, net of issuance costs	—	4,051.1
Payment of taxes related to net share settlement of equity awards	(0.1)	—
Payment of common-stock dividend	—	(17.4)
Payment of dividends on Convertible Preferred Stock	(67.5)	(9.8)
Payment of dividends on Mandatory Convertible Preferred Stock	(6.9)	—
Net cash provided by financing activities	7,768.6	5,003.6

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	—

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,761.3)	5,034.4
Cash, cash equivalents and restricted cash, beginning of period	5,072.0	6.2
Cash, cash equivalents and restricted cash, end of period	$2,310.7	$5,040.6

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$42.4	$0.1
Income taxes, net of refunds	$37.2	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
Prior to the Beacon Acquisition (as defined below), QXO, Inc. (“QXO” or the “Company”) was primarily a technology solutions and professional services company, providing critical software applications, consulting and other professional services, including specialized programming, training and technical support to small and mid-size companies in the manufacturing, distribution and services industries. On January 17, 2025, the Company transferred the listing of its common stock, par value $0.00001 per share (the “common stock”), from Nasdaq to the New York Stock Exchange (the “NYSE”). The Company’s listing and trading of the common stock on Nasdaq ended at market close on January 16, 2025. The Company’s common stock began trading on the NYSE on January 17, 2025.
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
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly the financial position of the Company as of September 30, 2025 and December 31, 2024, the results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024 in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all required disclosures in an Annual Report on Form 10-K. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 4, 2025. All inter-company transactions and accounts have been eliminated in consolidation.
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

Use of Estimates
The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include inventories, purchase price allocations, recoverability of goodwill and intangibles, income taxes and vendor rebates receivable. Actual results could differ from those estimates.
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

	As of
(in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$2,306.9	$5,068.5
Restricted cash included in prepaid expenses and other current assets	3.8	3.5
Total cash, cash equivalents and restricted cash	$2,310.7	$5,072.0
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
The following table represents the roll-forward of the allowance for expected credit losses for the nine months ended September 30, 2025 and the year ended December 31, 2024:

(in millions)	September 30, 2025	December 31, 2024
Balance at beginning of period	$0.5	$0.5
Current period provision for expected credit losses	7.0	—
Recoveries	0.3	—
Balance at end of period	$7.8	$0.5
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
Vendor Rebates
The Company’s arrangements with vendors typically provide for rebates after it makes a special purchase and/or monthly, quarterly and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved. Annual rebates are generally related to a specified cumulative level of purchases on a calendar-year basis. The Company accounts for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of products sold in the condensed consolidated statements of operations. Throughout the year, the Company estimates the amount of the periodic rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels.

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
The estimated useful lives of property and equipment are principally as follows:

Buildings	40 years
Equipment	3 to 7 years
Furniture and fixtures	7 years
Software	3 to 5 years
Finance lease assets and leasehold improvements	Shorter of the estimated useful life or lease term, considering renewal options expected to be exercised.
The following is a summary of property and equipment, net:

	As of
	September 30, 2025	December 31, 2024
(in millions)
Equipment	$253.7	$4.0
Finance lease assets	201.3	—
Leasehold improvements	123.3	0.1
Furniture and fixtures	29.4	0.2
Software	31.4	—
Land and buildings	59.3	—
Fixed assets in progress	48.6	—
Total property and equipment	747.0	4.3
Accumulated depreciation	(56.0)	(3.9)
Total property and equipment, net	$691.0	$0.4
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
The following table sets forth the change in the carrying amount of goodwill during the nine months ended September 30, 2025:

(in millions)	September 30, 2025
Balance at beginning of period	$1.2
Acquisitions	5,068.9
Translation and other adjustments	0.7
Balance at end of period	$5,070.8

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
The following table summarizes intangible assets by category:

	As of		Weighted-Average Remaining Life(1) (Years)
(in millions, except time periods)	September 30, 2025	December 31, 2024
Amortizable intangible assets:
Customer relationships and other	$3,910.6	$9.4	9.6
Trade names	230.0	—	2.6
Total amortizable intangible assets	4,140.6	9.4	9.2
Accumulated amortization	(203.2)	(5.4)
Total amortizable intangible assets, net	3,937.4	4.0
Indefinite-lived domain names	0.7	—
Total intangibles, net	$3,938.1	$4.0

(1) As of September 30, 2025.
The following table summarizes the estimated future amortization expense for intangible assets for each of the next five years ending December 31 and thereafter:

(in millions)
2025 (October - December)	$117.0
2026	467.9
2027	467.8
2028	415.7
2029	390.5
Thereafter	2,078.5
Total future amortization expense	$3,937.4
Accrued Expenses
The following table presents the components of accrued expenses:

	As of
(in millions)	September 30, 2025	December 31, 2024
Inventory	$190.2	$—
Selling, general and administrative	132.6	—
Customer rebates	123.6	—
Payroll and employee benefit costs	79.9	8.1
Interest expense	66.5	—
Income taxes	—	24.0
Other	8.4	6.5
Total accrued expenses	$601.2	$38.6

Asset Retirement Obligations
A liability for an asset retirement obligation is recorded in the period in which it is incurred. When an asset retirement obligation liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. For each subsequent period, the liability is increased for accretion expense and the capitalized cost is depreciated over the useful life of the related asset. The Company recognized asset retirement obligations in connection with the Beacon Acquisition. As of September 30, 2025, the carrying amount of the Company’s asset retirement obligations was $25.4 million, which is included in other long-term liabilities on the condensed consolidated balance sheets.
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
The Company’s current financial assets and liabilities approximate fair value due to their short-term nature and include cash and cash equivalents, accounts receivable, vendor rebates receivable, income tax receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities.
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
Stock-Based Compensation
The Company recognizes stock-based compensation expense based on the equity award’s grant date fair value. For grants of restricted stock units (“RSUs”) subject to service-based vesting conditions, the fair value is established based on the market price of the Company’s common stock on the date of the grant. For grants of performance-based restricted stock units (“PRSUs”) subject to market-based vesting conditions, the fair value is established using a Monte Carlo simulation lattice model. The determination of the fair value of stock-based awards is affected by the Company’s stock price and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. The Company accounts for forfeitures as they occur. The grant date fair value of each award is amortized over the requisite service period.
Advertising Costs
Advertising costs are expensed as incurred.
Interest (Expense) Income, Net
The following table presents the components of interest (expense) income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Interest income	$24.6	$57.0	$103.5	$60.5
Interest expense	(62.3)	—	(114.8)	(0.1)
Interest (expense) income, net	$(37.7)	$57.0	$(11.3)	$60.4

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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The standard provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606. This standard should be applied prospectively and is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The standard modernizes the recognition and disclosure framework for internal-use software costs, removing all references to software development stages and introducing a more judgment-based approach. This standard can be applied either prospectively, retrospectively, or utilizing a modified transition approach and is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
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

(3) This amount represents the cash paid by QXO to settle Beacon’s senior secured term loan B facility, senior secured notes, and outstanding line of credit borrowings of $1.26 billion, $1.25 billion and $370.8 million, respectively. Additionally, accrued interest expense of $30.1 million and a breakage fee of $37.8 million was paid for early termination of Beacon’s debt at the closing of the Beacon Acquisition.

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

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, and a reconciliation to total consideration transferred. The allocation of the purchase price is ongoing, and the Company continues to ascertain the reasonableness of the fair value of the assets acquired and liabilities assumed. Subsequent to the determination of the preliminary purchase price allocation, the Company recorded certain measurement period adjustments based on updated valuations and the related deferred taxes, having a net impact of decreasing goodwill by $69.7 million.

(in millions)	Preliminary Allocation
Assets:
Accounts receivable	$1,338.2
Inventories	1,826.1
Vendor rebates receivable	240.2
Income tax receivable	20.1
Prepaid expenses and other current assets	82.3
Property and equipment	688.3
Goodwill	5,068.9
Intangibles	4,130.6
Operating lease right-of-use assets	704.3
Other non-current assets	18.7
Liabilities:
Accounts payable	(1,163.6)
Accrued expenses	(490.1)
Deferred incomes taxes	(940.3)
Other long-term liabilities	(27.6)
Operating lease liabilities	(670.6)
Finance lease liabilities	(181.5)
Preliminary aggregate acquisition consideration	$10,644.0
The following table presents a summary of intangible assets acquired and the weighted average useful life of these assets:

(in millions, except weighted average useful life)	Preliminary Fair Value	Weighted Average Useful Life in Years
Customer relationships	$3,900.6	10.0
Trade names	230.0	3.0
Total intangible assets acquired	$4,130.6	9.6
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
Key inputs used in the discounted cash flow analyses and other areas of judgment include projected financial information, discount rates used to present value future cash flows, attrition rates, royalty rates, economic useful life of assets and tax rates, as relevant, that market participants would consider when estimating fair values.
The Company incurred transaction costs of approximately $74.8 million related to the Beacon Acquisition. These costs were associated with legal and professional services and were recognized in selling, general and administrative expenses on the condensed consolidated statement of operations.

Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of the Company and Beacon as if the Beacon Acquisition had been completed on January 1, 2024. The unaudited pro forma combined financial information presented below does not give effect to the May 2025 and June 2025 common and preferred (including Mandatory Convertible Preferred Stock) equity financings (as further discussed in Note 6), as these financings were not directly attributable to the Beacon Acquisition. The proceeds from equity financings completed in May 2025 were used to repay indebtedness under the Notes (as defined in Note 9) previously issued as part of financings that were completed to effectuate the Beacon Acquisition. As this repayment of indebtedness was not directly attributable to the Beacon Acquisition, the related reduction in interest expense is not reflected in this unaudited pro forma combined financial information. The unaudited pro forma combined financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the Beacon Acquisition had occurred on January 1, 2024, nor is it indicative of future results.
The following table presents the Company’s pro forma combined net sales and net income (loss):

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2024	2025	2024
Net sales	$2,785.7	$7,342.7	$7,401.7
Net income (loss)	$63.8	$(300.2)	$(192.9)
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
4. Restructuring
Subsequent to the Beacon Acquisition, the Company developed a restructuring plan to streamline and simplify the organization, improve efficiency and reduce costs. As a result of the restructuring plan, the Company recorded $9.8 million in pre-tax restructuring charges during the three months ended September 30, 2025, comprised of $7.2 million of severance and employee-related costs associated with corporate workforce optimization and a $2.6 million stock-based compensation charge associated with the impacted employees. During the nine months ended September 30, 2025, the Company recorded $82.6 million in pre-tax restructuring charges, comprised of $42.5 million of severance and employee-related costs associated with corporate workforce optimization and a $40.1 million stock-based compensation charge associated with the impacted employees. These restructuring charges are reflected in selling, general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. The severance and employee-related costs were recorded in accrued expenses, while the stock-based compensation charge was reflected as an adjustment to common stock and additional paid-in capital on the condensed consolidated balance sheets. The restructuring charge liability is expected to be paid in full by June 2026.
The following table shows the change in the severance and employee-related restructuring charge liability during the nine months ended September 30, 2025:

September 30, 2025
(in millions)
Restructuring charge liability, beginning of the period	$—
Restructuring charges	42.5
Payments	(22.9)
Restructuring charge liability, end of the period	$19.6
Severance and employee-related costs consist primarily of salary continuation benefits, prorated annual incentive compensation, continuation of health care benefits, outplacement services and retention awards issued to certain key employees. Severance and employee-related benefits are determined pursuant to the Company’s written severance plans and are recognized when the benefits are determined to be probable of being paid and are reasonably estimable. Retention awards are recognized on a straight-line basis from the communication date to the end of the requisite retention period.

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
The operating segment financial information regularly reviewed by the CODM, inclusive of assets, revenue, expenses, profit or loss and noncash items are presented on a consolidated basis. Other segment items included in consolidated net income are depreciation, amortization, interest income (expense), net, loss on debt extinguishment, other income, net, and provision for (benefit from) income taxes, which are reflected on the condensed consolidated statements of operations.
The following table presents information regarding the components of revenue, significant segment expenses and consolidated net income (loss) representative of the significant categories regularly provided to the CODM when managing the Company’s one operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net sales:
Residential roofing products	$1,351.7	$—	$2,281.5	$—
Non-residential roofing products	734.0	—	1,269.5	—
Complementary building products	628.5	—	1,054.6	—
Software products and services	14.1	13.1	42.5	42.1
Total net sales	$2,728.3	$13.1	$4,648.1	$42.1
Less:
Cost of products sold	$2,092.5	$7.6	$3,605.3	$25.1
Selling, general administrative expenses(1)	421.4	25.0	837.4	40.0
Stock-based compensation	31.1	14.0	116.3	14.0
Other segment items	322.7	(50.7)	278.3	(53.7)
Net (loss) income	$(139.4)	$17.2	$(189.2)	$16.7

(1) Excludes stock-based compensation.
Geographic Information
Net sales in the U.S. accounted for approximately 97% of total net sales for the three and nine months ended September 30, 2025, and approximately 97% of the Company’s long-lived assets were in the U.S. as of September 30, 2025. All of the Company’s net sales were derived from the U.S. for the three and nine months ended September 30, 2024, and all of the Company’s long-lived assets were in the U.S. as of December 31, 2024. The CODM does not review geographic asset information when assessing performance or allocating resources.

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
Dividends on the Convertible Preferred Stock are payable quarterly, when, as and if declared by the Company’s board of directors at the rate per annum of 9% per share on the then-applicable liquidation preference (subject to certain exceptions in the event that the Company pays dividends on shares of its common stock). During the three and nine months ended September 30, 2025, the Company paid $22.5 million and $67.5 million, respectively, of dividends to holders of Convertible Preferred Stock. Subsequent to the close of the quarter ended September 30, 2025, the Company paid $22.5 million of quarterly dividends to holders of Convertible Preferred Stock.
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
Dividends
The Mandatory Convertible Preferred Stock will accumulate dividends (which may be paid in cash or, subject to certain limitations, in shares of common stock or in any combination of cash and common stock) at a rate per annum equal to 5.50% on the liquidation preference of $1,000 per share, payable when, as and if declared by the Company’s board of directors (or an authorized committee thereof), on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2025 and ending on, and including, May 15, 2028. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, the Company accrues dividends whether or not they are formally declared by the Company’s board of directors. During the three and nine months ended September 30, 2025, the Company paid 6.9 million of dividends to holders of Mandatory Convertible Preferred Stock.
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
In June 2025, the Company sold 89.9 million shares of the Company’s common stock in an underwritten public offering at a price of $22.25 per share. The closing of the equity offering was completed on June 26, 2025 and the Company raised $1.96 billion in net proceeds from the equity offering, after deducting offering costs of $37.6 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 13.5 million shares of the Company’s common stock at a price of $22.25 per share less underwriting discounts and commissions. On July 24, 2025, the option was partially exercised with respect to 1.7 million shares resulting in an additional $38.1 million of net proceeds. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period.

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
The following table presents the components and calculations of basic and diluted net income (loss) per common share attributable to common stockholders:

(in millions, except per share amounts; certain amounts may not recalculate due to rounding)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted earnings (loss) per common share computation:
Net (loss) income	$(139.4)	$17.2	$(189.2)	$16.7
Less: Convertible Preferred Stock dividend	(22.5)	(22.5)	(67.5)	(28.5)
Less: Mandatory Convertible Preferred Stock dividend	(7.9)	—	(11.0)	—
Less: Undistributed earnings allocated to participating securities	—	—	—	—
Net (loss) attributable to common shareholders	$(169.8)	$(5.3)	$(267.7)	$(11.8)

Weighted-average common shares	673.3	325.0	536.1	109.6
Weighted average Pre-Funded Warrants	42.0	33.8	42.0	11.3
Total weighted-average common shares outstanding	715.3	358.8	578.1	120.9

Basic and diluted loss per common share	$(0.24)	$(0.01)	$(0.46)	$(0.10)
The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per common share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Convertible Preferred Stock	219.0	219.0	219.0	219.0
Mandatory Convertible Preferred Stock	28.4	—	33.8	—
Warrants	219.0	219.0	219.0	219.0
Stock-based awards	29.4	21.7	29.4	21.7
Total potential dilutive securities not included in loss per common share	495.8	459.7	501.2	459.7

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
Subject to adjustment for changes in capitalization, the maximum aggregate number of shares of common stock that may be delivered pursuant to awards granted under the 2024 Plan shall be equal to 30,000,000 (the “Plan Share Limit”), of which 30,000,000 shares of common stock may be delivered pursuant to ISOs granted under the 2024 Plan (such amount, the “Plan ISO Limit”). The Company may act prior to the first day of any calendar year to provide that there shall be no increase in the Plan Share Limit for such calendar year or that the increase in the Plan Share Limit for such calendar year shall be a lesser number of shares than would otherwise occur. The 2024 Plan provides that the Plan Share Limit shall automatically increase on January 1 of each calendar year commencing on January 1, 2025 and ending on January 1, 2034 in an amount equal to three percent (3%) of the sum of: i) the number of shares of common stock outstanding as of December 31 of the preceding calendar year, and ii) the number of shares of common stock into which the Convertible Preferred Stock outstanding on December 31 of the preceding calendar year are convertible. The Compensation and Talent Committee took no action to alter the automatic increase effective January 1, 2025 in the Plan Share Limit under the 2024 Plan. The automatic renewal increased the Plan Share Limit to 27.0 million shares for the calendar year commencing on January 1, 2025.
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
As of September 30, 2025, there were 33.2 million additional shares of the Company’s common stock reserved for future issuance under the 2024 Plan.
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
The total fair value of the Converted RSUs and Converted NSOs was $176.8 million as of the Beacon Acquisition’s Closing Date, of which $87.5 million was related to pre-combination expense and was included as a component of purchase price. The remaining fair value of $89.3 million relates to post-combination expense, of which $1.7 million and $39.2 million was accelerated and recognized during the three and nine months ended September 30, 2025, respectively, in connection with the Company’s restructuring plan to streamline and simplify the organization, improve efficiency and reduce costs. As of September 30, 2025, the future unrecognized stock-based compensation expense related to the outstanding Converted RSUs was $31.3 million, which will be recognized over a remaining service period of 1.4 years. As of September 30, 2025, the future unrecognized stock-based compensation expense related to the outstanding Converted NSOs was $1.0 million, which will be recognized over a remaining service period of 1.0 years.
Converted NSOs
Converted NSOs generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant date. During the nine months ended September 30, 2025, the Company issued 5.1 million of Converted NSOs with a weighted average exercise price of $5.04, of which 3.7 million were exercised during the period at a weighted average exercise price of $5.02.

RSUs
The Company grants RSUs which vest subject to the employee’s continued employment with the Company through the applicable vesting date.
The following table summarizes the activity related to the Company’s RSUs for the nine months ended September 30, 2025:

(in millions, except for weighted average grant date fair value)	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at beginning of period	13.5	$11.57
Granted	1.5	$17.44
Converted RSUs	9.7	$13.23
Vested	(4.6)	$13.12
Forfeited	(0.9)	$12.86
Balance at end of period	19.2	$12.41
The following table summarizes additional information regarding RSUs:

	Nine Months Ended September 30,
	2025	2024
Weighted-average fair value per share of RSUs granted and converted	$13.80	$11.52
Total grant date fair value of RSUs vested	$61.5	$—
Total intrinsic value of RSUs released	$78.2	$—
As of September 30, 2025, total unrecognized stock-based compensation expense related to unvested RSUs was $171.3 million and is expected to be recognized over a weighted-average period of 3.6 years.
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
The following table summarizes the market-based conditions:

Percentile Position vs. S&P 500 Index Companies	Units Earned as a Percentage of Target
Below 55th Percentile	—%
55th Percentile	100%
65th Percentile	150%
75th Percentile	175%
80th Percentile	200%
90th Percentile	225%
The following table summarizes the activity related to the Company’s PRSUs for the nine months ended September 30, 2025:

(in millions, except for weighted average grant date fair value)	Number of PRSUs	Weighted Average Grant Date Fair Value
Balance at beginning of period	8.4	$20.24
Granted	0.4	$18.66
Balance at end of period	8.8	$20.17
As of September 30, 2025, total unrecognized stock-based compensation expense related to unvested PRSUs was $116.4 million and is expected to be recognized over a weighted-average period of 3.0 years.

The fair value of PRSUs with a market condition is determined on the date of grant using a Monte Carlo model to simulate total stockholder return for the Company and peer companies. The following weighted-average assumptions were used in the Monte Carlo model in determining the fair value of PRSUs granted during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Performance period	3.66 years	4.42 years
Risk-free interest rate	3.8%	4.0%
Expected volatility	42.3%	40.0%
Dividend yield	—%	—%
The risk-free interest rate is based on the U.S. Treasury yield curve with a term equal to the expected term of the PRSU in effect at the time of grant. Expected volatility is based on historical volatility of the stock of the Company’s peer industry group.
The RSUs and PRSUs may vest in whole or in part before the applicable vesting date if the grantee’s employment is terminated by the Company without cause or by the grantee with good reason (as defined in the grant agreement), upon death or disability of the grantee or in the event of a change in control of the Company. Upon vesting, the RSUs and PRSUs result in the issuance of shares of the Company’s common stock. The holders of the RSUs and PRSUs do not have the rights of a stockholder and do not have voting rights until shares are issued and delivered in settlement of the awards.
Stock-Based Compensation Expense
Stock-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
NSOs	$0.4	$—	$8.2	$—
RSUs	17.2	5.1	68.8	5.1
PRSUs	13.5	8.9	39.3	8.9
Total stock-based compensation expense	$31.1	$14.0	$116.3	$14.0
9. Debt
The following table summarizes all outstanding debt:

	As of
	September 30, 2025
(in millions)	Principal Balance	Carrying Value	Fair Value
Revolving Lines of Credit
ABL Facility(1)	$43.0	$43.0	$43.0
Borrowings under revolving lines of credit	$43.0	$43.0	$43.0
Long-term Debt, net
Term Loan Facility(2)	$850.0	$824.0	$857.4
Notes(3)	2,250.0	2,228.9	2,331.6
Long-term debt, net	$3,100.0	$3,052.9	$3,189.0

(1) Effective rate on borrowings of 5.69% as of September 30, 2025.
(2) Interest rate of 7.16% as of September 30, 2025.
(3) Interest rate of 6.75% as of September 30, 2025.
The Company did not have any outstanding debt as of December 31, 2024.
As of September 30, 2025, all outstanding debt was classified as Level 2 in the fair value hierarchy. The fair values of QXO Building Products’ Notes and Term Loan Facility were based upon recent trading prices. The fair value of QXO Building Products’ ABL Facility approximated its carrying value and is primarily based upon observable market data, such as market interest rates, for similar debt.

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
The Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default. As of September 30, 2025, the Issuer and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $22.2 million related to the Notes were capitalized and are being amortized over the term of the financing arrangement.
As of September 30, 2025, the outstanding balance on the Notes, net of $21.1 million of unamortized debt issuance costs, was $2.23 billion.
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
The Term Loan Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The Term Loan Credit Agreement contains certain customary events of default, including relating to a change of control. As of September 30, 2025, the Borrower and its restricted subsidiaries were in compliance with these covenants.

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
As of September 30, 2025, the outstanding balance on the Term Loan Facility, net of $8.0 million of unamortized OID costs and $18.0 million of unamortized debt issuance costs, was $824.0 million.
On November 5, 2025, the Borrower amended the Term Loan Credit Agreement in order to refinance the Term Loan Facility. The refinancing reduces the applicable margin for borrowings under the Term Loan Facility from 3.00% to 2.00% for Term SOFR borrowings and from 2.00% to 1.00% for base rate borrowings.
ABL Credit Agreement
On April 29, 2025, Merger Sub, as initial borrower, entered into the Asset-Based Revolving Credit Agreement (the “ABL Credit Agreement”), with Holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, which provides for an asset-based revolving credit facility (the “ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with an aggregate borrowing availability equal to the lesser of $2.0 billion, and the borrowing base. Upon the consummation of the Beacon Acquisition, the Borrower entered into a joinder to the ABL Credit Agreement as the surviving borrower. The ABL Facility matures on April 29, 2030. Based on the Borrower’s borrowing base as of September 30, 2025, the Borrower had $1.93 billion borrowing capacity under the ABL Facility.
Borrowings under the ABL Facility bear interest at a rate equal to, at the Borrower’s option, either (a) (x) Term SOFR determined by reference to the secured overnight financing rate published by the Federal Reserve Bank of New York, which rate shall be no less than zero or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate quoted by the Wall Street Journal as the “Prime Rate” and (iii) the sum of one-month adjusted Term SOFR plus 1.00% per annum, which base rate shall be no less than 1.00%, or (y) with respect to borrowings of Canadian dollars, Term CORRA determined by reference to the interbank offered rate administered by the CORRA Administrator, which rate shall be no less than zero, in each case plus an applicable margin based on excess availability set forth in the ABL Credit Agreement. The Borrower is also required to pay a commitment fee equal to 0.20% per annum (depending on the average utilization of the commitments) to the lenders under the ABL Facility in respect of the unutilized commitments thereunder. The Borrower can make voluntary prepayments at any time without penalty, subject to customary breakage costs.
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
The ABL Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The ABL Credit Agreement contains certain customary events of default, including relating to a change of control. As of September 30, 2025, the Borrower and its restricted subsidiaries were in compliance with these covenants.
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
Debt issuance costs of $18.8 million related to the ABL Facility were capitalized and are being amortized ratably over the term of the financing arrangement. The debt issuance costs related to the ABL Facility are presented as an asset, included in other assets, on the condensed consolidated balance sheets. As of September 30, 2025, there were $17.2 million of unamortized debt issuance costs related to the ABL Facility.
As of September 30, 2025, the outstanding balance on the ABL Facility was $43.0 million. The Borrower and its restricted subsidiaries also had $21.2 million in outstanding standby letters of credit issued under the ABL Facility as of September 30, 2025.

Other Information
As of September 30, 2025, principal payments on outstanding debt mature after December 31, 2029.
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
The following table presents components of lease costs recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Operating lease costs	$41.6	$0.1	$71.0	$0.2
Finance lease costs:
Amortization of right-of-use assets	11.9	—	19.6	0.1
Interest on lease obligations	2.9	—	4.9	—
Variable lease costs	4.9	—	8.1	—
Total lease costs	$61.3	$0.1	$103.6	$0.3
The following table presents supplemental cash flow information related to the Company’s leases:

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$66.7	$0.2
Operating cash outflows from finance leases	$4.9	$—
Financing cash outflows from finance leases	$18.5	$0.2
Right-of-use assets obtained in exchange for new finance lease liabilities	$21.6	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$21.2	$—
As of September 30, 2025, the Company’s operating leases had a weighted-average remaining lease term of 6.2 years and a weighted-average discount rate of 6.29%, and the Company’s finance leases had a weighted-average remaining lease term of 4.2 years and a weighted-average discount rate of 6.52%.
The following table summarizes future lease payments for each of the next five years ending December 31 and thereafter:

(in millions)	Operating Leases	Finance Leases
2025 (October - December)	$27.3	$14.2
2026	158.3	56.9
2027	143.0	51.9
2028	125.1	40.6
2029	105.1	27.6
Thereafter	264.4	20.7
Total future lease payments	823.2	211.9
Imputed interest	(149.8)	(26.8)
Total lease liabilities	$673.4	$185.1

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
12. Income Taxes
The Company’s interim provision for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rate for the nine months ended September 30, 2025, excluding discrete items, was 14.1%, compared to 25.9% for the nine months ended September 30, 2024. The Company’s effective tax rates for the nine months ended September 30, 2025 and 2024 were based on the U.S. federal statutory tax rate of 21% and state jurisdictional income tax rates, adjusted for permanent items including compensation above $1 million, inclusive of equity awards, paid to covered employees under Internal Revenue Code Section 162(m) and non-deductible transaction costs due to the Beacon Acquisition, coupled with the pre-tax loss during the nine months ended September 30, 2025.
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
Overview
Prior to the Beacon Acquisition (as defined below), QXO, Inc. (“QXO”, “we”, “our”, or the “Company”) was primarily a technology solutions and professional services company, providing critical software applications, consulting and other professional services, including specialized programming, training and technical support to small and mid-size companies in the manufacturing, distribution and services industries.
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

	Three Months Ended September 30,		% of net sales(1)		Nine Months Ended September 30,		% of net sales(1)
(in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Net sales	$2,728.3	$13.1	100.0%	100.0%	$4,648.1	$42.1	100.0%	100.0%
Cost of products sold	2,092.5	7.6	76.7%	58.0%	3,605.3	25.1	77.6%	59.6%
Gross profit	635.8	5.5	23.3%	42.0%	1,042.8	17.0	22.4%	40.4%
Operating expense:
Selling, general and administrative	452.5	39.0	16.6%	297.7%	953.7	54.0	20.5%	128.3%
Depreciation	39.7	—	1.5%	0.0%	67.0	0.2	1.4%	0.5%
Amortization	117.8	0.2	4.3%	1.5%	197.8	0.6	4.3%	1.4%
Total operating expense	610.0	39.2	22.4%	299.2%	1,218.5	54.8	26.2%	130.2%
Income (loss) from operations	25.8	(33.7)	0.9%	(257.3)%	(175.7)	(37.8)	(3.8)%	(89.8)%
Interest (expense) income, net	(37.7)	57.0	(1.4)%	435.1%	(11.3)	60.4	(0.2)%	143.5%
Loss on debt extinguishment	—	—	0.0%	0.0%	(45.7)	—	(1.0)%	0.0%
Other income, net	1.4	—	0.1%	0.0%	3.1	—	0.1%	0.0%
(Loss) income before provision for income taxes	(10.5)	23.3	(0.4)%	177.9%	(229.6)	22.6	(4.9)%	53.7%
Provision for (benefit from) income taxes	128.9	6.1	4.7%	46.6%	(40.4)	5.9	(0.9)%	14.0%
Net (loss) income	$(139.4)	$17.2	(5.1)%	131.3%	$(189.2)	$16.7	(4.1)%	39.7%

(1) Percent of net sales may not foot due to rounding.

Three and Nine Months Ended September 30, 2025 Compared with Three and Nine Months Ended September 30, 2024
Net Sales
The following table summarizes net sales by line of business for the periods presented:

	Three Months Ended September 30,		% of net sales
(in millions, except percentages)	2025	2024	2025	2024
Residential roofing products	$1,351.7	$—	49.6%	0.0%
Non-residential roofing products	734.0	—	26.9%	0.0%
Complementary building products	628.5	—	23.0%	0.0%
Software products and services	14.1	13.1	0.5%	100.0%
Total net sales	$2,728.3	$13.1	100.0%	100.0%
Net sales for the three months ended September 30, 2025 increased to $2.73 billion compared to $13.1 million for the three months ended September 30, 2024. The increase in net sales was primarily driven by the Beacon Acquisition as Beacon’s net sales are included in net sales for the three months ended September 30, 2025.
The following table summarizes net sales by line of business for the periods presented:

	Nine Months Ended September 30,		% of net sales
(in millions)	2025	2024	2025	2024
Residential roofing products	$2,281.5	$—	49.1%	0.0%
Non-residential roofing products	1,269.5	—	27.3%	0.0%
Complementary building products	1,054.6	—	22.7%	0.0%
Software products and services	42.5	42.1	0.9%	100.0%
Total net sales	$4,648.1	$42.1	100.0%	100.0%
Net sales for the nine months ended September 30, 2025 increased to $4.65 billion compared to $42.1 million for the nine months ended September 30, 2024. The increase in net sales was primarily driven by the Beacon Acquisition as Beacon’s net sales for the period April 29, 2025 through September 30, 2025 are included in net sales for the nine months ended September 30, 2025.
Cost of Products Sold
Cost of products sold for the three months ended September 30, 2025 increased to $2.09 billion, up from $7.6 million for the three months ended September 30, 2024. The comparative increase was primarily due to higher cost of products sold associated with increased net sales as a result of the Beacon Acquisition. Cost of products sold was also negatively impacted by the inventory fair value adjustments as a result of recording Beacon’s inventory at fair value on the acquisition date.
Cost of products sold for the nine months ended September 30, 2025 increased to $3.61 billion, up from $25.1 million for the nine months ended September 30, 2024. The comparative increase was primarily due to higher cost of products sold associated with increased net sales as a result of the Beacon Acquisition. Cost of products sold was also negatively impacted by the inventory fair value adjustments as a result of recording Beacon’s inventory at fair value on the acquisition date.
Selling, General and Administrative (“SG&A”) Expense
SG&A expense for the three months ended September 30, 2025 increased to $452.5 million, up from $39.0 million for the three months ended September 30, 2024. The increase in SG&A expense was primarily driven by costs incurred to support the ongoing operations of our business subsequent to the Beacon Acquisition as well as incremental costs of $23.2 million related to our transformation efforts, which are directed at simplifying, streamlining, and optimizing the Company’s operations. The increase in SG&A expense was also attributable to an increase in stock-based compensation expense of $17.1 million.
SG&A expense for the nine months ended September 30, 2025 increased to $953.7 million, up from $54.0 million for the nine months ended September 30, 2024. The increase in SG&A expense was primarily driven by costs incurred to support the ongoing operations of our business subsequent to the Beacon Acquisition as well as increases in stock-based compensation expense of $102.3 million, acquisition-related transaction costs of $71.7 million and restructuring charges of $39.7 million.

Depreciation Expense
Depreciation expense was $39.7 million for the three months ended September 30, 2025, compared to a de minimis amount of depreciation expense for the three months ended September 30, 2024. The comparative increase was primarily due to an increase in property and equipment as a result of the Beacon Acquisition.
Depreciation expense was $67.0 million for the nine months ended September 30, 2025, compared to $0.2 million for the nine months ended September 30, 2024. The comparative increase was primarily due to an increase in property and equipment as a result of the Beacon Acquisition.
Amortization Expense
Amortization expense was $117.8 million for the three months ended September 30, 2025, compared to $0.2 million for the three months ended September 30, 2024. The comparative increase was primarily due to amortization expense associated with new customer relationships and trade names intangible assets recognized as a result of the Beacon Acquisition.
Amortization expense was $197.8 million for the nine months ended September 30, 2025, compared to $0.6 million for the nine months ended September 30, 2024. The comparative increase was primarily due to amortization expense associated with new customer relationships and trade names intangible assets recognized as a result of the Beacon Acquisition.
Interest (Expense) Income, Net
Interest (expense) income, net was $(37.7) million for the three months ended September 30, 2025, compared to $57.0 million for the three months ended September 30, 2024. The comparative increase in interest expense was primarily due to additional debt that was issued by QXO Building Products in connection with the Beacon Acquisition, resulting in higher interest expense. The increase was also driven by lower interest income due to a lower average interest-bearing cash balance during the three months ended September 30, 2025.
Interest (expense) income, net was $(11.3) million for the nine months ended September 30, 2025, compared to $60.4 million for the nine months ended September 30, 2024. The comparative increase in interest expense was primarily due to additional debt that was issued by QXO Building Products in connection with the Beacon Acquisition, resulting in higher interest expense. The increase in interest expense was partially offset by higher interest income due to a higher average interest-bearing cash balance during the nine months ended September 30, 2025.
Loss on Debt Extinguishment
Loss on debt extinguishment was $45.7 million for the nine months ended September 30, 2025 due to the principal prepayment of $1.40 billion under the Term Loan Facility and includes the pro-rata extinguishment of previously capitalized original issue discounts and debt issuance costs.
Income Taxes
The Company’s interim provision for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rate for the nine months ended September 30, 2025, excluding discrete items, was 14.1%, compared to 25.9% for the nine months ended September 30, 2024. The Company’s effective tax rates for the nine months ended September 30, 2025 and 2024 were based on the U.S. federal statutory tax rate of 21% and state jurisdictional income tax rates, adjusted for permanent items including compensation above $1 million, inclusive of equity awards, paid to covered employees under Internal Revenue Code Section 162(m) and non-deductible transaction costs due to the Beacon Acquisition, coupled with the pre-tax loss during the nine months ended September 30, 2025.
Benefits for income taxes consists of federal and state taxes in the United States and income in certain foreign jurisdictions, as well as deferred income taxes and changes in valuation allowance, reflecting net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Realization of our deferred tax assets depends on the generation of future taxable income. In considering our need for a valuation allowance, we consider our historical and future projected taxable income, as well as other objectively verifiable evidence, including our realization of tax attributes and utilization of net operating loss carryforwards.
We believe that it is at least more likely than not that the benefit of the year-to-date losses will be realized in future periods. However, our future effective tax rate may be affected by our ongoing assessment of the need for a valuation allowance on our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, tax planning initiatives, as well as certain discrete items.

Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) per Common Share (“Adjusted Diluted EPS”), Adjusted EBITDA and Adjusted EBITDA Margin, which represent non-GAAP financial measures.
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
Adjusted Gross Profit and Adjusted Gross Margin
A reconciliation of gross profit and gross margin to Adjusted Gross Profit and Adjusted Gross Margin is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	2025	2024
Gross profit	$635.8	$5.5	$1,042.8	$17.0
Inventory fair value adjustments(1)	51.4	—	131.7	—
Adjusted Gross Profit	$687.2	$5.5	$1,174.5	$17.0

Net sales	$2,728.3	$13.1	$4,648.1	$42.1
Gross margin(2)	23.3%	42.0%	22.4%	40.4%
Adjusted Gross Margin(2)	25.2%	42.0%	25.3%	40.4%

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

Adjusted Net Income and Adjusted Diluted EPS
A reconciliation of net loss and diluted loss per common share to Adjusted Net Income and Adjusted Diluted EPS is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions, except per share amounts)	2025	2025
Net loss	$(139.4)	$(189.2)
Provision for (benefit from) income taxes	128.9	(40.4)
Loss before provision for income taxes	(10.5)	(229.6)
Amortization	117.8	197.8
Stock-based compensation	31.1	116.3
Loss on debt extinguishment(1)	—	45.7
Restructuring costs	7.2	42.5
Transaction costs	4.3	79.8
Transformation costs	23.2	35.0
Inventory fair value adjustments(2)	51.4	131.7
Adjusted income before provision for income taxes	224.5	419.2
Income tax associated with the adjustments above(3)	(58.3)	(108.6)
Adjusted Net Income	$166.2	$310.6
Convertible Preferred Stock dividend	(22.5)	(67.5)
Mandatory Convertible Preferred Stock dividend	(7.9)	(11.0)
Undistributed income allocated to participating securities	(14.6)	(17.8)
Adjusted Net Income attributable to common stockholders	$121.2	$214.3

Basic and diluted loss per common share	$(0.24)	$(0.46)
Adjusted Diluted EPS(4)	$0.14	$0.32

Adjusted diluted weighted-average common shares outstanding(4)	875.3	679.6

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

(3) The effective tax rate to calculate Adjusted Net Income (Loss) for the three and nine months ended September 30, 2025 is 26.0% and 25.9%, respectively, due to the tax calculated on adjusted income (loss) before provision for income taxes.

(4) Adjusted Diluted EPS is calculated as Adjusted Net Income (Loss) divided by the weighted-average number of common shares outstanding during the period plus the effect of dilutive common share equivalents based on the most dilutive result of the if-converted and two-class methods.

Adjusted EBITDA and Adjusted EBITDA Margin
A reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA Margin is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	2025	2024
Net (loss) income	$(139.4)	$17.2	$(189.2)	$16.7
Depreciation	39.7	—	67.0	0.2
Amortization	117.8	0.2	197.8	0.6
Stock-based compensation	31.1	14.0	116.3	14.0
Interest expense (income), net	37.7	(57.0)	11.3	(60.4)
Loss on debt extinguishment(1)	—	—	45.7	—
Provision for (benefit from) income taxes	128.9	6.1	(40.4)	5.9
Restructuring costs	7.2	—	42.5	2.8
Transaction costs	4.3	8.1	79.8	8.1
Transformation costs	23.2	—	35.0	—
Inventory fair value adjustments(2)	51.4	—	131.7	—
Adjusted EBITDA	$301.9	$(11.4)	$497.5	$(12.1)

Net sales	$2,728.3	$13.1	$4,648.1	$42.1
Net margin(3)	(5.1)%	131.3%	(4.1)%	39.7%
Adjusted EBITDA Margin(3)	11.1%	(87.0)%	10.7%	(28.7)%

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
Liquidity and Capital Resources
The Company’s cash balance was $2.31 billion as of September 30, 2025 and consisted primarily of cash on deposit with banks and investments in money market funds. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, acquisitions or other strategic investments. We continually evaluate our liquidity requirements considering our operating needs, growth initiatives and capital resources. Following the Beacon Acquisition, our primary sources of liquidity are cash on the balance sheet, cash generated by operations and borrowings under the ABL Facility. Our primary uses of cash after the Beacon Acquisition are working capital requirements, debt service requirements and capital expenditures. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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

Convertible Preferred Stock
The Company has a quarterly dividend policy in place for its Convertible Preferred Stock, and dividends are paid when declared by the board of directors. During the three and nine months ended September 30, 2025, the Company paid $22.5 million and $67.5 million, respectively, of dividends to holders of Convertible Preferred Stock. Subsequent to the close of the quarter ended September 30, 2025, the Company paid $22.5 million of quarterly dividends to holders of Convertible Preferred Stock. These dividends are part of the Company’s ongoing cash obligations and are considered when evaluating overall liquidity needs. For additional information regarding its Convertible Preferred Stock see, Note 6 – Equity in the Notes to Condensed Consolidated Financial Statements, in “Item 1 Financial Statements” of this Quarterly Report.
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
Dividends
The Mandatory Convertible Preferred Stock will accumulate dividends (which may be paid in cash or, subject to certain limitations, in shares of common stock or in any combination of cash and common stock) at a rate per annum equal to 5.50% on the liquidation preference of $1,000 per share, payable when, as and if declared by the Company’s board of directors (or an authorized committee thereof), on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2025 and ending on, and including, May 15, 2028. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, the Company accrues dividends whether or not they are formally declared by the Company’s board of directors. During the three and nine months ended September 30, 2025, the Company paid $6.9 million of dividends to holders of Mandatory Convertible Preferred Stock. These dividends are part of the Company’s ongoing cash obligations and are considered when evaluating overall liquidity needs. For additional information regarding the Company’s Convertible Preferred Stock see, Note 6 – Equity in the Notes to Condensed Consolidated Financial Statements, in “Item 1 Financial Statements” of this Quarterly Report.
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
Optional Conversion
Other than the occurrence of a fundamental change (as defined in the Company’s Certificate of Designations relating to the Mandatory Convertible Preferred Stock) at any time prior to May 15, 2028, a holder of Mandatory Convertible Preferred Stock may elect to convert such holder’s shares of Mandatory Convertible Preferred Stock, in whole or in part, at the minimum conversion rate of 49.4740 shares of common stock per share of Mandatory Convertible Preferred Stock (equivalent to 2.4737 shares of common stock per Depositary Share), subject to certain anti-dilution and other adjustments. Because each Depositary Share represents a 1/20th fractional interest in a share of Mandatory Convertible Preferred Stock, a holder of Depositary Shares may convert its Depositary Shares only in lots of 20 Depositary Shares.
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

In June 2025, the Company sold 89.9 million shares of the Company’s common stock in an underwritten public offering at a price of $22.25 per share. The closing of the equity offering was completed on June 26, 2025 and the Company raised $1.96 billion in net proceeds from the equity offering, after deducting offering costs of $37.6 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 13.5 million shares of the Company’s common stock at a price of $22.25 per share less underwriting discounts and commissions. On July 24, 2025, the option was partially exercised with respect to 1.7 million shares resulting in additional net proceeds of $38.1 million. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period.
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
The Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default. As of September 30, 2025, we were in compliance with these covenants.
The Company capitalized debt issuance costs of $22.2 million related to the Notes, which are being amortized over the term of the financing arrangement.
As of September 30, 2025, the outstanding balance on the Notes, net of $21.1 million of unamortized debt issuance costs, was $2.23 billion.
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
The Term Loan Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The Term Loan Credit Agreement contains certain customary events of default, including relating to a change of control. As of September 30, 2025, we were in compliance with these covenants.
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
As of September 30, 2025, the outstanding balance on the Term Loan Facility, net of $8.0 million of unamortized OID and $18.0 million of unamortized debt issuance costs, was $824.0 million.
On November 5, 2025, the Borrower amended the Term Loan Credit Agreement in order to refinance the Term Loan Facility. The refinancing reduces the applicable margin for borrowings under the Term Loan Facility from 3.00% to 2.00% for Term SOFR borrowings and from 2.00% to 1.00% for base rate borrowings..
ABL Credit Agreement
On April 29, 2025, Merger Sub, as initial borrower, entered into the Asset-Based Revolving Credit Agreement (the “ABL Credit Agreement”), with Holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, which provides for an asset-based revolving credit facility (the “ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with an aggregate borrowing availability equal to the lesser of $2.0 billion, and the borrowing base. Upon the consummation of the Beacon Acquisition, the Borrower entered into a joinder to the ABL Credit Agreement as the surviving borrower. The ABL Facility matures on April 29, 2030. Based on our borrowing base as of September 30, 2025, the Company had $1.93 billion borrowing capacity under the ABL Facility.
Borrowings under the ABL Facility bear interest at a rate equal to, at the Borrower’s option, either (a) (x) Term SOFR determined by reference to the secured overnight financing rate published by the Federal Reserve Bank of New York, which rate shall be no less than zero or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate quoted by the Wall Street Journal as the “Prime Rate” and (iii) the sum of one-month adjusted Term SOFR plus 1.00% per annum, which base rate shall be no less than 1.00%, or (y) with respect to borrowings of Canadian dollars, Term CORRA determined by reference to the interbank offered rate administered by the CORRA Administrator, which rate shall be no less than zero, in each case plus an applicable margin based on excess availability set forth in the ABL Credit Agreement. We are also required to pay a commitment fee equal to 0.20% per annum (depending on the average utilization of the commitments) to the lenders under the ABL Facility in respect of the unutilized commitments thereunder. The Borrower can make voluntary prepayments at any time without penalty, subject to customary breakage costs.
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
The ABL Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The ABL Credit Agreement contains certain customary events of default, including relating to a change of control. As of September 30, 2025, we were in compliance with these covenants.
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

The Company capitalized debt issuance costs of $18.8 million related to the ABL Facility, which are being amortized ratably over the term of the financing arrangement. The debt issuance costs related to the ABL Facility are presented as an asset, included in other assets, net on the condensed consolidated balance sheets. As of September 30, 2025, there were $17.2 million of unamortized debt issuance costs related to the ABL Facility.
As of September 30, 2025, the outstanding balance on the ABL Facility was $43.0 million. The Company also had outstanding standby letters of credit related to the ABL Facility in the amount of $21.2 million as of September 30, 2025.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$74.8	$30.9
Net cash used in investing activities	(10,604.4)	(0.1)
Net cash provided by financing activities	7,768.6	5,003.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,761.3)	$5,034.4
Operating Activities
Net cash provided by operating activities was $74.8 million for the nine months ended September 30, 2025, compared to $30.9 million for the nine months ended September 30, 2024. Cash provided by operations increased $43.9 million during the nine months ended September 30, 2025. The increase in cash provided by operations was primarily due to the seasonal timing of net working capital requirements for inventory purchases and cash collections.
Investing Activities
Net cash used in investing activities was $10.6 billion for the nine months ended September 30, 2025, compared to $0.1 million for the nine months ended September 30, 2024. Cash used in investing activities increased $10.6 billion during the nine months ended September 30, 2025 primarily due to the Beacon Acquisition and an increase in capital expenditures during the period. See Note 3 –Acquisition in the Notes to the Condensed Consolidated Financial Statements for more information.
Financing Activities
Net cash provided by financing activities was $7.77 billion for the nine months ended September 30, 2025, compared to $5.0 billion for the nine months ended September 30, 2024. Cash provided by financing activities increased $2.77 billion during the nine months ended September 30, 2025 primarily due to the issuance of the Notes, net borrowings under our Term Loan Facility and ABL Facility, and net proceeds from the issuance of common stock and Mandatory Convertible Preferred Stock during the period, which were partially offset by net proceeds from the issuance of common stock, Convertible Preferred Stock and warrants in the prior year.
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
Interest Rate Risk
Our cash equivalents consist primarily of demand and money market accounts and have an original maturity date of 90 days or less. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. As of September 30, 2025, we had outstanding borrowings of $43.0 million under our asset-based revolving lines of credit and outstanding borrowings, net of unamortized debt issuance costs, of $824.0 million under our Term Loan Facility and $2.23 billion under our Notes. Borrowings under our ABL Facility and Term Loan Facility incur interest on a floating rate basis while borrowings represented by our Notes incur interest on a fixed rate basis. As of September 30, 2025, our weighted-average effective interest rate on debt instruments with variable rates was 7.09%. A 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.

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
As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Change in Internal Control over Financial Reporting
On April 29, 2025, we completed our acquisition of Beacon Roofing Supply, Inc. (see Note 3 – Acquisition to the accompanying unaudited condensed consolidated financial statements). We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the three months ended September 30, 2025, except as noted above, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We incurred, through our wholly owned subsidiary QXO Building Products, Inc. (formerly known as Beacon Roofing Supply, Inc.) and its subsidiaries (the “Credit Parties”), substantial indebtedness in connection with the Beacon Acquisition. As of the closing of the Beacon Acquisition, on a consolidated basis, we had approximately $4.9 billion face value of outstanding indebtedness (excluding capital leases and finance lease obligations), and revolving commitments under the ABL Facility of $2.0 billion, of which $43.0 million was outstanding as of September 30, 2025. As of September 30, 2025, we had approximately $1.93 billion available for additional borrowing under our ABL Facility (subject to a borrowing base and excluding approximately $21.2 million in letters of credit outstanding thereunder).
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
The predecessor financial information is included as Exhibit 99.1 to this Quarterly Report and are incorporated herein by reference.
.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Unaudited predecessor financial information for QXO Building Products, Inc.
101.INS*	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.PRE*	Inline XBRL Taxonomy Extension Presentation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.DEF*	Inline XBRL Taxonomy Extension Definition
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

QXO, INC.

Date: November 6, 2025	By:	/s/ Brad Jacobs
Brad Jacobs
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Ihsan Essaid
Ihsan Essaid
Chief Financial Officer
(Principal Financial Officer)