Form 10-K
period 2025-12-31
QXO, Inc.
filed 2026-02-27
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
_________________
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13.73 billion as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price of the common stock on that date.
As of February 19, 2026, there were 708,551,189 shares outstanding of the registrant’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement (“Proxy Statement”) relating to the 2026 Annual Meeting of Stockholders, to be held on May 5, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

QXO, INC. AND SUBSIDIARIES
FORM 10-K
For the Fiscal Year Ended December 31, 2025

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
•our inability to identify potential acquisition targets, successfully complete acquisitions on acceptable terms, or successfully integrate acquired businesses into our operations;
•risks related to maintaining our safety record;
•the possibility that building products distribution industry demand may soften or shift substantially due to cyclicality or dependence on general economic and political conditions, including inflation or deflation, interest rates, governmental subsidies or incentives, consumer confidence, labor and supply shortages, weather and commodity prices;
•risks related to fragmentation in our industry and the possibility that regional or global barriers to trade or a global trade war could increase the cost of products in the building products distribution industry, which could adversely impact the competitiveness of such products and the financial results of businesses in the industry;
•seasonality, weather-related conditions and natural disasters;
•risks related to the effective development and proper functioning of our information technology systems, including from cybersecurity threats, artificial intelligence use, and digital transformation initiatives;
•loss of key talent or our inability to attract and retain new qualified talent;
•risks related to work stoppages, union negotiations, labor disputes and other matters associated with our labor force or the labor force of our suppliers or customers;
•our dependence on Brad Jacobs as chairman and chief executive officer and the impact of the loss of Mr. Jacobs in these roles;
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
•the possible economic impact of the Company’s outstanding warrants and preferred stock on the Company and the holders of its common stock, including market price volatility, dilution from the exercise or conversion of the warrants or preferred stock, or the impact of dividend payments or liquidation preferences from preferred stock that remains outstanding;
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
•unknown liabilities and uncertainties regarding general economic, business, competitive, legal, regulatory, tax and geopolitical conditions; and
•other factors, including those set forth in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including this Annual Report.
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

PART I
Item 1. Business
Company
QXO, Inc. (“QXO”, “we”, “our”, or the “Company”) was created to build a tech-forward leader in the approximately $800 billion building products distribution sector.
The Company was formerly known as SilverSun Technologies, Inc. (“SilverSun”). On June 6, 2024, we changed the Company’s name from SilverSun to QXO. Prior to the Beacon Acquisition (as defined below), QXO was primarily a technology solutions and professional services company, providing critical software applications, consulting and other professional services, including specialized programming, training and technical support to small and mid-size companies in the manufacturing, distribution and services industries.
On April 29, 2025, the Company completed its acquisition of Beacon Roofing Supply, Inc. (“Beacon”), pursuant to the Agreement and Plan of Merger, dated as of March 20, 2025 (the “Merger Agreement”), by and among QXO, Beacon, and Queen MergerCo, Inc., a Delaware corporation and wholly owned subsidiary of QXO (“Merger Sub”). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Beacon (the “Beacon Acquisition”), with Beacon surviving as a wholly owned subsidiary of QXO and being renamed QXO Building Products, Inc. (“QXO Building Products”). QXO Building Products has served the building industry for over 95 years and operates approximately 600 branches throughout all 50 states in the U.S. and seven provinces in Canada. QXO Building Products offers an extensive range of high-quality professional grade exterior products and serves over 110,000 residential and non-residential customers. QXO Building Products’ scale and leading position in the roofing and complementary building products distribution market made it the ideal initial acquisition for QXO’s value creation playbook.
As a result of the Beacon Acquisition, QXO has transitioned to a building products distribution company and is the largest publicly-traded distributor of roofing, waterproofing and complementary building products in North America.
Our Industry
Building Products Distribution
Building products distribution is a large industry, with approximately $800 billion in annual revenue in 2024, split roughly equally between North America and Western Europe. The industry is characterized by a mix of national, multi-regional and local distributors, with a fragmented customer base. Building products distribution benefits from powerful growth tailwinds. In the United States (the “U.S.”), we believe the supply of homes is approximately four million units short of demand. There are also strong tailwinds for residential repair and re-roofing (“R&R”) activity. The average age of an existing single-family home in the U.S. is over 40 years, which creates ongoing demand for repairs. In the non-residential space, the average structure is even older at over 50 years, requiring greater levels of ongoing maintenance and refurbishment. Further, there is good visibility into infrastructure spending across North America and Europe. In North America alone, an additional $2 trillion of spending is expected to be required over the next two decades to keep the infrastructure safe.
Building products distribution is an industry where scale offers key advantages. Larger distributors have greater purchasing power, which allows them to pass through higher cost savings to customers. Larger distributors also have the resources to invest in differentiating technology. These factors drive a virtuous cycle of market share gains and fixed cost leverage. At the same time, the building products distribution industry is highly fragmented, with over 7,000 distributors in North America and approximately 13,000 in Europe. This fragmentation presents an attractive opportunity for consolidation in the industry.
North American Roofing and Complementary Products
Specialty distributors of roofing and complementary building products serve the critical role of facilitating supply chain relationships between a small number of manufacturers and thousands of local, regional and national contractors. The distributor is a value-added partner who can advise contractors on job-specific residential or commercial product bundles and provide last-mile delivery and logistics services. Distributors may also extend trade credit and use digital platforms to aid customers in optimizing their businesses.
We estimate the roofing distribution market and related complementary products in the U.S. and Canada to be an approximately $65 billion market. The core roofing market across residential and commercial roofing represents approximately $37 billion of annual sales, with a 3% to 5% long-term annual market growth outlook, according to a third-party industry report. Additionally, we believe the distribution market for complementary building products, including siding, waterproofing, plywood / oriented strand board (“OSB”) and windows and doors, represents approximately $28 billion in annual sales, according to our internal estimates. We believe that the market for these complementary products will grow faster than the rest of the roofing products industry at a rate of 4% to 6% per annum.

Favorable Long-Term Industry Fundamentals
The roofing distribution industry benefits from several favorable long-term sector fundamentals, most notably a significant concentration in R&R spend, which constitutes approximately 80% of industry revenue. Of the revenue that is derived from R&R spend, approximately 94% is considered non-discretionary and driven by leaks, age, weather damage and deterioration. Growth in the weather event-driven portion of demand has increased as severe weather events quadrupled in frequency and doubled in economic impact over the last 20 years.
The remaining 20% of industry revenue is from new construction activity which is expected to benefit from the estimated domestic housing shortage of four million units. This equates to an approximately eight-year backlog at current build rates. Other secular trends supporting long-term fundamentals include increasing regulatory and insurance requirements, which drive the need for waterproofing and preventative restoration.
Our Strategy
Our goal is to become the tech-enabled leader in the $800 billion building products distribution industry and generate outsized value for shareholders. We are executing our strategy toward a target of $50 billion in annual revenues within the next decade through accretive acquisitions and organic growth, including greenfield openings, and operational transformation of acquired businesses. We plan to enhance organizational design, optimize the supply chain and drive commercial excellence, deploying technology across these initiatives.
We intend to achieve this by leveraging our clearly-defined strategies:
•Deploy Foundational Actions to Drive Improvements in QXO Building Products’ Existing Operations
We will apply our proven strategy to drive revenue, margin and free cash flow. We will lead with technology, building and buying world-class systems that enhance visibility across the organization, its suppliers and its customers in order to deliver attractive and immediate return on investment. We will prioritize customer satisfaction, optimizing our go-to-market strategy based on end-to-end digital customer, focusing on delivering superior service with on-time / in-full fulfillment. We will seek to create a culture of accountability throughout our organization.
•Enhance Market Share Growth through Commercial Excellence Initiatives and Greenfield Developments
We will deploy a number of key initiatives to improve our revenue growth, including: optimizing assortment; improving inventory planning to drive pinpoint coverage by item, customer segment, and location; optimizing pricing; and driving salesforce excellence, including segmenting salesforce coverage based on customer needs and aligning incentives with the most critical key performance indicators. We will aim to accelerate growth in product lines complementary to roofing (for example, waterproofing, insulation and siding); expand our private label offerings; and increase our penetration of digital sales. We will deploy technology-driven solutions to drive revenue, including AI-led solutions to enhance lead generation, AI-led data analysis to better understand price elasticity, and AI-driven predictive analytics to improve inventory forecast accuracy by SKU.
•Deliver Margin Expansion via Organizational Redesign, Supply Chain Initiatives and Inventory Planning
We will seek to improve customer service and enhance our cost structure to drive increased agility by reassessing organizational design, reducing management layers and standardizing branch- and warehouse-level operating models.
We intend to increase G&A cost efficiency by deploying a zero-based budgeting approach to cost centers including travel and entertainment, IT maintenance and personnel services, and outsourcing select back-office functions where appropriate. We will deploy our considerable experience in logistics to optimize our network, by determining the optimal number, size and location of facilities to remove overlap and drive branch-level returns; measuring routes and service against miles driven and fleet utilization; addressing warehouse operational excellence through standardized shipping and handling processes; and increasing the use of cutting edge route optimization software to enhance fleet utilization and the customer delivery experience. We intend to grow revenue faster than industry rates.
•Pursue Accretive M&A Using Our Proven Strategy and Diversify Our Platform into High-Growth Adjacencies within Building Product Distribution
We will look to complete strategic, transformative acquisitions to deliver above-market growth for QXO in the building products distribution industry. Within roofing, we believe there is a compelling opportunity to continue the consolidation effort that QXO Building Products has historically pursued. We believe that approximately 30% of the roofing supply industry remains fragmented, held by over 500 dealers that remain locally competitive. We see extensive M&A opportunities in complementary categories, including insulation, siding and waterproofing, among others. Outside of roofing, we expect to continue to evaluate acquisition opportunities in the remainder of the approximately $800 billion building products distribution industry across North America and Western Europe. Consistent with this strategy, we are actively involved in processes for potential acquisitions.

Recent Developments
In January 2026, the Company entered into an investment agreement with AP Quince Holdings, L.P., a fund managed by affiliates of Apollo Global Management, Inc., and the other investors party thereto, pursuant to which such investors committed until July 15, 2026 (the “Initial Commitment Period”) to purchase up to 300,000 shares of a new series of Series C Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), for an aggregate purchase price of $3.0 billion to fund one or more Qualifying Acquisitions (as defined below). The Initial Commitment Period will be extended with respect to the commitment for a Qualifying Acquisition up to an additional 12 months if a definitive acquisition agreement for such Qualifying Acquisition is executed before the expiration of the Initial Commitment Period.
The Company intends to use the net proceeds from the investment to fund all or a portion of the consideration for one or more acquisitions of assets, equity or businesses (or portions thereof) for a purchase price in excess of $1.5 billion or as otherwise determined by the Company (each, a “Qualifying Acquisition”) and related fees and expenses. Any issuance of the Series C Preferred Stock would close at or around the closing of a Qualifying Acquisition.
Additionally, in January 2026, the Company sold 31.6 million shares of the Company’s common stock in an underwritten public offering at a price of $23.80 per share. The closing of the equity offering was completed on January 20, 2026 and the Company raised $749.4 million in net proceeds from the equity offering, after deducting offering costs of $3.8 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 4.7 million shares of the Company’s common stock at a price of $23.80 per share less underwriting discounts and commissions. The option to purchase additional shares expired unexercised at the end of the 30-day period.
On February 10, 2026, the Company entered into a definitive agreement to acquire Kodiak Building Partners from Court Square Capital Partners for approximately $2.25 billion (the “Kodiak Acquisition”). The purchase price comprises $2.0 billion of cash and 13.2 million of the Company’s common shares (the “Consideration Shares”), with the Company retaining the right to repurchase these shares at $40 per share. The transaction is expected to close early in the second quarter of 2026, subject to the satisfaction of customary closing conditions.
Our Customers
Our customer base is composed of professional contractors, home builders, building owners, lumberyards, and retailers across the U.S. and Canada who depend on reliable local access to building products for residential and non-residential projects. Our customers vary in size, ranging from relatively small contractors to large contractors and builders that operate on a national scale. For the year ended December 31, 2025, no single customer accounted for more than 1% of our net sales.
Products and Services
Our product lines are designed to meet the requirements of our residential, non-residential and complementary building products customers. We carry one of the most extensive arrays of high-quality branded products in the industry, including our private label brand, TRI-BUILT®. Our TRI-BUILT® products offer a high-quality and superior-value alternative for our customers while delivering higher margins and brand exclusivity in the marketplace. We fulfill the vast majority of our warehouse orders with inventory on hand because of the breadth and depth of the inventories at our branches.
In the residential market, asphalt shingles comprise the largest share of the products we sell. In the non-residential market, single-ply membranes, insulation, and accessories comprise the largest share of our product offerings. In the area of complementary building products, waterproofing, siding, plywood / OSB, and windows and doors comprise the largest share of the products in our portfolio.
Beyond product delivery, we provide superior value-added services to our customers through our knowledgeable sales force that possesses an in-depth understanding of roofing and the building products we provide. Our sales force provides guidance to our customers throughout the lifecycles of their projects, including training and technical support.
Trademarks and Intellectual Property
Our rights in our intellectual property, including trademarks, patents, trade secrets, copyrights and domain names, as well as contractual provisions and restrictions on use of our intellectual property, are important to our business. We own a number of trademark registrations and applications in the U.S. and in foreign jurisdictions.
Competition
Our competition is primarily composed of national, regional and local specialty distributors and big box retailers. Among distributors, we compete against a small number of large distributors and many small, privately-owned distributors. Although we are the largest publicly-traded distributor of roofing, waterproofing and complementary building products in North America, the industry remains highly fragmented and competitive. The principal competitive factors in our business include, but are not limited to, the availability of materials and supplies; technical product knowledge and advisory expertise; delivery and other services including digital capabilities; pricing of products; and the availability of credit and capital. We believe we compete favorably with our competitors on the basis of these factors.

Supply Chain
We are a key distributor for our suppliers due to our industry expertise, scale, track record of growth, financial strength, and the substantial volume of products that we distribute. We maintain strong relationships with numerous manufacturers of roofing materials, complementary building products, and exterior waterproofing products in order to reduce dependence on any single company, maintain purchasing leverage, and ensure breadth of product availability in our local markets. These strong and diverse relationships are particularly important as the building materials industry has experienced constrained supply chain dynamics both domestically and internationally in recent years. Our value proposition to our suppliers includes serving as a vital way to manage channel inventory and providing last mile, just-in-time delivery through our extensive logistics network and large fleet of rolling stock. Our largest suppliers include predominantly domestic companies such as Owens Corning, GAF, Carlisle Construction Materials, CertainTeed Roofing and Siding, IKO Manufacturing, TAMKO Building Products, Johns Manville, James Hardie Building Products, Dow, Sika USA, and many more high-quality suppliers.
We manage the procurement of products through our national headquarters, regional offices, and local branches, allowing us to take advantage of both scale and local market conditions to purchase products more economically than most of our competitors. Product is shipped by the manufacturers primarily to our branches, as well as directly to our customers.
Human Capital
As of December 31, 2025, we had 7,794 active employees. Our future success depends in significant part upon the continued services of our key sales, operations, technical, and senior management personnel and our ability to attract and retain highly qualified sales, operations, technical and managerial personnel. We have 320 employees that are represented by labor unions and there are no material outstanding labor disputes.
Human capital management is critical to our ongoing business success, which requires investing in our people. Our aim is to create a highly engaged and motivated workforce where employees are inspired by leadership, engaged in purpose-driven, valuable work, have opportunities for growth and development and focus on executing their jobs with the utmost integrity and honesty. The safety of our team members and customers is our highest priority. In addition, we create working environments where everyone is safe from bullying, harassment, and discrimination.
We value our diverse employees and provide career and professional development opportunities that foster the success of our company. An effective approach to human capital management requires that we invest in talent, development, culture and employee engagement. We aim to create an environment where our employees are encouraged to make meaningful contributions and fulfill their potential. We emphasize our core values of leading with safety, winning customer loyalty, delivering results, bringing positivity to everything we do, doing the right thing, and never stop building with our employees to instill our culture and create an environment of growth and shared success.
Government Regulations
We are subject to regulation by various federal, state, provincial, and local agencies. These agencies include the Environmental Protection Agency, Department of Transportation, Occupational Safety and Health Administration, Department of Labor, and Equal Employment Opportunity Commission. We believe we comply, in all material respects, with applicable statutes and regulations affecting environmental issues and our employment, workplace health, and workplace safety practices, and compliance with such statutes and regulations has no material effect on our capital expenditures, earnings, or competitive position.
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

Name	Age	Position

Brad Jacobs	69	Chief Executive Officer
Ihsan Essaid	59	Chief Financial Officer
Chris Signorello	52	Chief Legal Officer
Valeri Liborski	58	Chief Technology Officer
Brad Jacobs has served as chief executive officer and chairman of our Board of Directors (the “Board”) since June 6, 2024. He was previously executive chairman of the board of directors of XPO, Inc. (“XPO”) from November 1, 2022 to December 31, 2025, and chairman and chief executive officer from September 2, 2011 to November 1, 2022. Mr. Jacobs served as non-executive chairman of the board of directors of GXO Logistics, Inc. from August 2, 2021 to December 31, 2025, and RXO, Inc. from November 1, 2022 to May 21, 2025. Additionally, he is the managing member of Jacobs Private Equity, LLC and Jacobs Private Equity II, LLC. Prior to XPO, Mr. Jacobs led two public companies: United Rentals, Inc., which he founded in 1997, and United Waste Systems, Inc., which he founded in 1989. Mr. Jacobs served as chairman and chief executive officer of United Rentals for that company’s first six years and as its executive chairman for an additional four years. He served eight years as chairman and chief executive officer of United Waste Systems.
Ihsan Essaid has served as chief financial officer since July 15, 2024. From September 2021 to July 2024, Mr. Essaid served in senior leadership roles at Barclays, most recently as global head of M&A, after previously serving as the bank's co-head of global M&A and co-head of Americas M&A. He has more than three decades of experience in global investment banking, where he has provided critical advisory services for large M&A and capital markets transactions. Prior to Barclays, he was a managing director of media and telecom M&A at Credit Suisse from 2015 to 2021. Earlier, he was a partner at Perella Weinberg Partners.
Chris Signorello has served as chief legal officer since June 6, 2024. Mr. Signorello previously served in senior legal roles with XPO, Inc. from 2017 to 2023, most recently as deputy general counsel and chief compliance officer from 2021 to 2023 and, prior to that, as senior vice president, litigation counsel from 2017 to 2023. Prior to XPO, he was with industrial and consumer products leader Henkel Corporation for nearly a decade, where he was associate general counsel, among other leadership positions. Earlier, he spent nine years with the product liability and commercial litigation practice groups at Goodwin Procter LLP.
Valeri Liborski has served as chief technology officer since April 21, 2025. Mr. Liborski most recently served as an advisor to TheFourthLaw.ai, developing autonomy modules for robotics systems, from January 2025 until April 2025. Prior to that, he was the chief technology officer for Yahoo from September 2024 to February 2025 and the chief technology officer for HelloFresh from January 2022 to September 2024. Prior to HelloFresh, he served in senior roles at Amazon, overseeing the technology powering the expansion of Amazon’s consumer business across Europe from August 2016 to January 2022 and leading engineering and product management from September 2011 to August 2016. Earlier in his career, he held senior engineering roles at Microsoft, where he developed large-scale data systems for online services and advanced AI-driven advertising platforms.
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
We distribute roofing materials and other complementary building products, such as siding and waterproofing, that are manufactured by a number of major suppliers. Disruptions in our sources of supply may occur as a result of various reasons, including unanticipated demand, production or delivery difficulties, the loss of key supplier arrangements, or broad disruptive events (whether globally, in the U.S., or abroad), such as wars, terrorist actions, cybersecurity attacks or other technological disruptions with respect to manufacturers or the material vendors we rely on, trade disputes, labor disputes, changes in regulation, macroeconomic events, government shutdowns, natural disasters, including those that may be linked to climate change, and/or a pandemic.
When shortages occur, building material suppliers often allocate products among distributors, and sourcing materials from a limited number of suppliers can increase our risk. During the year ended December 31, 2025, we had three suppliers that each contributed 10% or more of total purchases and, in total, represented nearly 35% of total purchases. Although we believe that our relationships with our suppliers are strong and that we would have access to similar products from competing suppliers should products be unavailable from current sources, any supply shortage, particularly of the most commonly sold items, could result in a loss of revenues and reduced margins and damage our reputation and relationships with customers.
A change in supplier pricing and demand could adversely affect our income and gross margins.
Many of the products that we distribute are subject to price changes based upon manufacturers’ raw material costs, energy costs, labor costs, and tariffs as well as other manufacturer pricing decisions. For example, as a distributor of residential roofing supplies, our business is sensitive to asphalt prices, which are highly volatile and often linked to oil prices, as oil is a significant input in asphalt production. Shingle prices have been volatile in recent years, partly due to volatility in asphalt prices. Other products we distribute, such as plywood and OSB, experienced price volatility largely due to supply and demand imbalances in recent years. In addition to the rising costs of commodities and raw materials, supplier pricing and demand can also be affected by inflationary pressures and other conditions that make it more costly for our suppliers to distribute their products to us, such as fuel shortages, fuel cost increases, or labor shortages.
We may also experience price volatility related to the implementation of tariffs on imported steel or other products. For example, certain of our vendors use steel as a product input, and they may increase prices as a result of tariffs incurred or the overall impact of tariffs on domestic steel prices.
Historically, we have generally been able to pass increases in prices on to our customers. Although we often are able to pass on manufacturers’ price increases, our ability to pass on increases in costs in a timely fashion depends on the competitiveness of pricing environments and other market conditions.
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
Our growth strategy includes acquiring other businesses in the building products distribution industry. We continually seek additional acquisition candidates in selected markets, which include engaging in exploratory discussions with potential acquisition candidates, as well as engaging in competitive bidding processes for potential acquisition candidates. We are unable to predict whether or when we will be able to identify any suitable acquisition candidates, or, if we do, the likelihood that any such potential acquisition will be completed. The evaluation of each specific acquisition target business and the negotiation, drafting and execution of relevant transaction agreements and other ancillary documents, disclosure documents and other instruments, requires substantial management time and attention, as well as costs related to fees payable to counsel, accountants and other third parties. Our ability to consummate an acquisition is dependent on a number of factors and conditions that require time, attention and collaboration across multiple parties, including receipt of all necessary regulatory approvals of the contemplated transaction.
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
If we cannot complete acquisitions that we identify on acceptable terms, our inorganic growth rate may decline. In addition, our current and potential competitors have made and may continue to make acquisitions that include acquisition candidates in which we were, or would have been, interested in pursuing and such competitors may establish cooperative relationships among themselves or with third parties. In the event that our inorganic growth does not keep pace with any significant consolidation among businesses in the building products distribution industry, our competitive position could be adversely affected.
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
The implementation of our cost and revenue initiatives to enhance efficiencies and drive organic growth may not be effective and may not improve our results of operations or cash flow from operations as planned.
Our organic growth strategy involves the implementation of a number of cost and revenue initiatives to further increase efficiency and drive growth, including advanced pricing analytics, demand and supply planning tools, financial management tools, and further back-office optimization. The implementation of these initiatives requires investments in management, operational and financial resources, and although we believe these strategies will drive revenue growth, margin and free cash flow, we can make no assurances that these initiatives will generate sufficient revenue or cost savings to recoup the costs of such investments. Further, if we are not able to successfully implement these cost reduction and revenue generating initiatives, our future financial results may suffer.
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
The demand for building materials is heavily correlated to both seasonal changes and unpredictable weather patterns. Seasonal demand fluctuations are expected, such as in quarters ending March 31, when winter construction cycles and cold weather patterns typically have an adverse impact on new construction and re-roofing activity. The timing of weather patterns (unseasonable temperatures) and severe weather events (hurricanes, hailstorms, and protracted rain) may impact our financial results within a given period either positively or negatively, making it difficult to accurately forecast demand or results of operations. We expect that these seasonal and weather-related variations will continue in the future.
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
Our information technology systems (“IT systems” or “systems”), which include information technology networks, hardware, applications, and the data related thereto, are integral to the operation of our business. We use our IT systems to, among other things, provide complete integration of purchasing, receiving, order processing, shipping, inventory management, delivery routing, sales analysis, cash management, and accounting, as well as to process, transmit, protect, store, and delete sensitive and confidential electronic data, including, but not limited to, employee, supplier, and customer data (“Data”). Our IT systems include third-party applications and proprietary applications developed and maintained by us. We rely heavily on information technology both in serving our customers and in our enterprise infrastructure to achieve our objectives. In certain instances, we also rely on the systems of third parties to assist with conducting our business, which includes, among other things, marketing and distributing products, developing new products and services, operating our website, hosting and managing our services, securely storing Data, processing transactions, purchasing and receiving, billing and accounts receivable management, responding to customer inquiries, managing inventory and our supply chain, and managing our human resources processes and services. As a result, the secure and reliable operation of our IT systems (including its function of securing Data), and those of third parties upon whom we depend, are critical to the successful operation of our business. Any failure or interruption of our IT systems, including the systems of third parties upon whom we depend, could have a material adverse effect on our business, financial results, and reputation.
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

Our business may be harmed if we are unable to effectively develop, implement, maintain, enhance, protect and upgrade information technology systems, including those systems of any businesses we acquire.
Our business may be harmed if we are unable to effectively implement our digital transformation initiatives and successfully integrate acquired companies’ IT systems with our own. We expect our customers to continue to demand more sophisticated, fully integrated technology. To keep pace with changing technologies and customer demands, we must correctly address market trends and enhance the features and functionality of our IT systems in response to these trends, which may lead to significant ongoing software development costs. Any failure to respond to these trends in a timely or cost-effective manner could result in decreased demand for our services and a corresponding decrease in revenues.
In addition, we have made and expect to continue to make significant investments in AI and other emerging technologies to remain competitive, but there can be no assurance that our efforts will be successful or that we will be able to recoup the costs of such investments. If we are unable or slow to develop or deploy such emerging technologies in our business, our competitiveness will suffer.
The companies we acquire will need to be integrated with our IT systems, which may cause additional costs, delays or disruption. We may acquire companies with less sophisticated IT systems or cybersecurity practices, which could expose us to increased cybersecurity risks and vulnerabilities. Further, our IT systems need to be sufficiently scalable to support the future growth of our business and may require modifications or upgrades that expose us to additional risks of damage or disruption. Any material delay, disruption, malfunction or similar challenges with our IT systems or those of the companies we acquire could have a material adverse effect on our financial condition, results of operations and cash flows.
Risks Related to Human Capital
Loss of key talent or our inability to attract and retain new qualified talent could hurt our ability to operate and grow successfully.
Our success will continue to depend to a significant extent on our executive officers and key management personnel, including branch managers. We may not be able to retain our executive officers and key personnel or recruit and attract additional qualified management. The loss of any of our current executive officers or other key management employees, or a delay in recruiting or our inability to recruit and retain qualified employees could adversely affect our ability to operate and make it difficult to execute our strategies to drive growth, scale our operations, enhance customer service, and expand our footprint in key markets. In addition, our operating results could be adversely affected by increased competition for employees, shortages of qualified workers, or higher employee turnover, all of which could have adverse effects on levels of customer service or result in increased employee compensation or benefit costs.
Our business may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force or the labor force of our suppliers or customers.
Any labor disputes, work stoppages, or unionization efforts could result in significant increases in our cost of labor. While we believe that our relations with employees generally and the labor unions that represent our employees (which as of December 31, 2025 was approximately 4.1% of our workforce) are generally good and we have experienced no material strikes or work stoppages recently (and there are no material outstanding labor disputes currently), in the future we could experience these and other types of conflicts with labor unions, other groups representing employees, with the employees of the companies we acquire, or with our employees in general.
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
We are dependent on the continued leadership of Brad Jacobs as chairman and chief executive officer. The possibility of the loss of Mr. Jacobs in these roles could have a material adverse effect on the Company’s business, financial condition and results of operations.
We are dependent on the leadership of Brad Jacobs as chairman and chief executive officer and we have benefited substantially from his leadership and performance. Our ability to successfully implement our business strategy depends to a significant extent on the continued service and performance of Mr. Jacobs. The loss of Mr. Jacobs’ services could impair our ability to execute our business plan and could, therefore, have a material adverse effect on our business, financial condition and results of operations.

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
Risks Related to Our Industry
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
The building products distribution industry is highly fragmented and competitive, with relatively low barriers to entry for local competitors. Competition is driven by factors such as pricing, product availability, service quality, delivery capabilities, customer relationships, geographic reach, and breadth of product offerings. Financial stability also plays a critical role, as suppliers and customers consider it when selecting distributors for their products, and it influences the favorability of the terms under which we purchase products from suppliers and sell them to customers.
Some competitors have been, or may be, acquired by larger companies and therefore may have access to greater financial and other resources than we do. As a result, we may be unable to maintain a cost structure low enough to compete effectively. If we cannot compete successfully, our future net sales and net income could decline.
Regional or global barriers to trade or a global trade war could increase the cost of products in the building products distribution industry, which could adversely impact the competitiveness of such products and the financial results of businesses in the industry.
The state of relationships between other countries and the United States with respect to trade policies, government relations and tariffs may impact our business. The U.S. government has and continues to make significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. There is concern that the imposition of tariffs by the United States could result in the adoption of tariffs or retaliatory measures by other countries, leading to a global trade war. Such tariffs or sanctions could raise the cost and reduce the supply of building materials and components. Our success in markets we may choose to enter in the future depends substantially on our ability to source local materials on terms that are favorable to us. In the event of a global trade war or regional dispute, local suppliers may choose to allocate their resources to local players in their markets and provide us with less favorable terms. Building products shortages and price increases for building products could cause distribution delays and increase our costs, which in turn could reduce our competitiveness and impact our ability to do business with certain counterparties.

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

Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition.
We incurred, through our wholly owned subsidiary QXO Building Products, Inc. (formerly known as Beacon Roofing Supply, Inc.) and its subsidiaries (the “Credit Parties”), substantial indebtedness in connection with the Beacon Acquisition. As of December 31, 2025, we had $3.10 billion of outstanding indebtedness, consisting of $2.25 billion of our Notes (as defined herein) and $850.0 million under our Term Loan Facility (as defined herein). In addition, as of December 31, 2025, we had approximately $1.97 billion available for additional borrowing under our ABL Facility (as defined herein) (subject to a borrowing base and excluding approximately $21.2 million in letters of credit outstanding thereunder). See “Liquidity and Capital Resources” under Item 7 of Part II, “Management’s Discussion and Analysis of Analysis of Financial Condition and Results of Operations” for additional details regarding such indebtedness.
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
•limiting our ability to obtain additional financing to fund future working capital, capital expenditures, business development or other general corporate requirements, including dividends, if and when declared by our Board;
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
Regulatory and General Risks
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
Risks Related to Ownership of our Common Stock
Future sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could cause the market price of our common stock to decline significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.
Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult to sell shares of our common stock. We have filed a registration statement and prospectus supplements registering the resale of 857,077,924 shares of common stock held by, or issuable upon conversion or exercise of securities held by, stockholders party to certain agreements with the Company providing them with registration rights. In addition, we agreed to use commercially reasonable efforts to file a prospectus supplement covering the resale of (i) a new series of Series C Preferred Stock (as further discussed in Recent Developments above) and common stock issuable upon the conversion of the Series C Preferred Stock within 30 days following the closing of a Qualifying Acquisition and (ii) the Consideration Shares to be issued in connection with the Kodiak Acquisition as soon as practicable after the closing of such transaction (as discussed in Recent Developments above). Substantial sales of securities by these stockholders and investors, or the perception that substantial sales will be made in the public market, could have a material adverse effect on the market price for our common stock.

In addition, pursuant to the Amended and Restated Investment Agreement (the “Investment Agreement”), dated April 14, 2024, among the Company, Jacobs Private Equity II, LLC (“JPE”) and certain other investors thereto (collectively, the “Investors”), we issued and sold 1,000,000 shares of Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Convertible Perpetual Preferred Stock”) and warrants exercisable for an aggregate of 219 million shares of common stock (the “Warrants”). In connection with that transaction, we also entered into a registration rights agreement with JPE and certain of the Investors, pursuant to which JPE has certain demand registration rights that may require us to conduct underwritten offerings of the underlying shares. Any shares of common stock sold in these offerings will be freely tradable. In the event such registration rights are exercised and a large number of shares of common stock is sold, such sales could reduce the trading price of our common stock. These sales also could impede our ability to raise future capital.
We have also registered and will continue to register on Form S-8 all shares of common stock that are issuable under the QXO, Inc. 2024 Omnibus Incentive Plan, including shares of common stock that are issuable upon the exercise and/or vesting of equity awards granted in connection with the Beacon Acquisition that replaced certain previously outstanding Beacon awards. As a consequence, these shares can be freely sold in the public market upon issuance. Any sales of shares by these stockholders could have a negative impact on the trading price of our common stock and result in dilution.
The Mandatory Convertible Preferred Stock, the Depositary Shares and, if issued, the Series C Preferred Stock may adversely affect the market price of our common stock.
The market price of our common stock is likely influenced by our outstanding depositary shares (“Depositary Shares”), each representing a 1/20th interest in a share of 5.50% Series B Mandatory Convertible Preferred Stock, par value $0.001 per share (“Mandatory Convertible Preferred Stock”) and the anticipated issuance of the Series C Preferred Stock. The market price of our common stock could become more volatile and could be depressed by: (i) investors’ anticipation of the potential resale in the market of a substantial number of additional shares of common stock received upon conversion of the Mandatory Convertible Preferred Stock (and, correspondingly, the Depositary Shares) and, if issued, the Series C Preferred Stock; (ii) possible sales of our common stock by investors who view the Depositary Shares as a more attractive means of equity participation in us than owning shares of common stock; and (iii) hedging or arbitrage trading activity that we expect to develop involving the Depositary Shares, our common stock and, if issued, the Series C Preferred Stock.
Our common stock ranks junior to our Convertible Perpetual Preferred Stock, our Mandatory Convertible Preferred Stock and, if issued, our Series C Preferred Stock with respect to dividends and amounts payable in the event of our liquidation, winding-up or dissolution.
Our common stock ranks junior to both our Convertible Perpetual Preferred Stock and our Mandatory Convertible Preferred Stock and, if issued, will rank junior to the Series C Preferred Stock with respect to the payment of dividends and amounts payable in the event of our liquidation, winding-up or dissolution. This means that, unless accumulated dividends have been paid or set aside for payment on all our outstanding Convertible Perpetual Preferred Stock, Mandatory Convertible Preferred Stock and, if issued, any Series C Preferred Stock through the most recently completed dividend period, no dividends may be declared or paid on our common stock subject to limited exceptions. Likewise, in the event of our voluntary or involuntary liquidation, winding-up or dissolution, no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Convertible Perpetual Preferred Stock and Mandatory Convertible Preferred Stock a liquidation preference equal to $1,000 per share (plus accumulated and unpaid dividends) and, if the Series C Preferred Stock is issued, a liquidation preference equal to $10,000 per share (plus accumulated and unpaid dividends) to such stockholders.
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
Our chairman and chief executive officer, Brad Jacobs, beneficially owns or controls approximately 22.1% of the voting power of our capital stock (including the voting power attributable to our preferred stock). This concentration of ownership and voting power allows Mr. Jacobs to exert significant influence over our decisions, including matters requiring approval by our stockholders (such as, subject to certain limitations, the election of directors and the approval of mergers or other extraordinary transactions), regardless of whether or not other stockholders believe that the transaction is in their own best interests.
In addition, under our Fifth Amended and Restated Certificate of Incorporation (the “Charter”), JPE, which is controlled by Mr. Jacobs, is currently entitled to designate 40% of the total Board members in connection with each meeting of stockholders at which directors are to be elected because the Investors party to the Investment Agreement beneficially own or control approximately 39.4% of the voting power of our capital stock when calculated on a fully-diluted, as-converted basis, assuming the exercise of the Warrants. JPE currently holds 900,000 shares of Convertible Perpetual Preferred Stock and 197,109,065 Warrants, which may be converted or exchanged into an aggregate of 394,218,132 shares of common stock. So long as the Investors party to the Investment Agreement collectively own or control (together with their affiliates) Convertible Perpetual Preferred Stock, shares of common stock or other voting securities, or Warrants exercisable for such securities, representing, in the aggregate, at least 30% of the total voting power of the capital stock of the Company, calculated on a fully-diluted, as-converted basis, JPE will continue to be entitled to designate 40% of the total Board members. JPE’s right to designate persons to the Board will generally decrease proportionally with a decrease in the Investors’ ownership or control (together with affiliates) of Convertible Perpetual Preferred Stock, shares of common stock or other voting securities, or Warrants exercisable for such securities, calculated on a fully diluted, as-converted basis. Accordingly, Mr. Jacobs may be able to exercise significant influence over our business policies and affairs.
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
•the right of JPE to designate Board members;
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Our information security program is designed to protect and preserve the confidentiality, integrity, and availability of our information technology assets. This program is overseen by our chief information security officer (“CISO”), whose team is responsible for leading the cybersecurity strategy, policy, standards, threat detection and prevention, and incident response processes. Our CISO reports directly to our chief information officer (“CIO”) on the effectiveness of our cybersecurity program and has 20 years of IT experience, including leadership roles with enterprise responsibility for IT audit, IT infrastructure, and cybersecurity. Our cybersecurity risk management system is integrated into our broader enterprise risk management (“ERM”) framework. This ERM process is facilitated by a risk committee, which is comprised of senior leaders from key functional and operational areas across the company. The risk committee has separate discussions for each risk with senior-level risk owners who have firsthand knowledge of their commercial or functional area. For cybersecurity-related risks, these discussions include the CISO and other key IT leadership. Through these discussions, the risk committee develops an enterprise-wide risk profile, which it then reviews and refines with the executive leadership team before presenting it to the Board.
In addition to reports to the Board on our enterprise risks, at least annually, the Audit Committee reviews with management the Company’s cybersecurity assessment and risk management policies, including any significant cybersecurity or data privacy risk exposures and management’s plans to monitor or mitigate them.
We employ various technical controls and measures to protect against cybersecurity attacks, which align with functions identified in the National Institute of Standards and Technology Cybersecurity 2.0 Framework. These include, among other things, a cybersecurity awareness training program for all employees and frequent phishing simulations. The information security team also reviews our information security systems for unauthorized system access, cybersecurity incidents, indicators of compromise, and unusual traffic on our systems. Our CISO continuously monitors the effectiveness of our processes and controls, which drives investment decisions in our cybersecurity program.
We periodically engage external subject matter experts who provide independent qualitative and quantitative assessments of the cybersecurity program maturity and response readiness. Additionally, we use processes, such as third-party risk monitoring security rating agencies, to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems. We also maintain cybersecurity insurance coverage as part of our overall insurance portfolio.

As of December 31, 2025, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected, or are reasonably likely to materially affect, the Company, including our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see our Risk Factors discussion under the headings “Risks Related to Information Technology” in this Annual Report.
Item 2. Properties
Our main properties include corporate office space and branch facilities. We believe that all of our properties have been adequately maintained, are in good condition and are generally suitable and adequate for our current needs. Additional space may be required as we expand our business activities. We do not foresee any significant difficulties in obtaining additional facilities if deemed necessary.
Corporate Offices
Our corporate headquarters is located on leased premises in Greenwich, Connecticut. We also lease other corporate office space, with our largest offices located in Herndon, Virginia, Coppell, Texas, and Seattle, Washington. These locations have corporate functions such as executive management, accounting, sales, human resources, legal, marketing, supply chain management, business development and information technology. Our leased corporate offices range in size from approximately 600 square feet to 25,200 square feet.
Branch Facilities
As of December 31, 2025, we operated approximately 600 branch facilities throughout all 50 states in the U.S. and seven provinces in Canada. Of our total branch facilities, approximately 96% were located in the U.S. and approximately 4% were located in Canada. Our branch facilities range in size from approximately 2,000 square feet to 148,700 square feet. We lease approximately 97% of our branch facilities, and the remaining 3% are owned.
Item 3. Legal Proceedings
For information related to our legal proceedings, refer to Note 11 – Commitments and Contingencies of Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Beginning on January 17, 2025, the Company’s common stock began trading on the NYSE under the symbol “QXO”, and prior to that date the Company’s common stock was traded on Nasdaq under the same symbol.
Holders of Common Equity
As of February 19, 2026, there were 177 stockholders of record. An additional number of stockholders are beneficial holders of our common stock in “street name” through banks, brokers and other financial institutions that are the record holders.
Dividend Information
On June 12, 2024, the Board paid a $17.4 million special cash dividend to its stockholders of record in connection with the Investment Agreement and related transactions. See Note 6 - Equity of Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report for additional information regarding the Investment Agreement and dividends.
We cannot provide any assurance that we will declare or pay cash dividends on our common stock in the future. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. The declaration of any future cash dividends is at the discretion of the Board and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. For additional information regarding dividends and restrictions on our ability to pay dividends, see Note 6 - Equity and Note 9 - Debt of Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report.
Unregistered Equity Securities
There were no unregistered sales of the Company’s equity securities during the year ended December 31, 2025 that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Transfer Agent
Our transfer agent is Equiniti Trust Company, LLC, which is located at 28 Liberty Street, Floor 53, New York, NY 10005.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our consolidated financial statements would be affected to the extent that there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes appearing elsewhere in this report.
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

	Year Ended December 31,		% of net sales(2)
(in millions, except percentages)	2025(1)	2024	2025	2024
Net sales	$6,842.2	$56.9	100.0%	100.0%
Cost of products sold	5,269.5	33.8	77.0%	59.4%
Gross profit	1,572.7	23.1	23.0%	40.6%
Operating expense:
Selling, general and administrative	1,394.8	93.0	20.4%	163.4%
Depreciation	108.4	0.2	1.6%	0.4%
Amortization	314.7	0.9	4.6%	1.6%
Total operating expense	1,817.9	94.1	26.6%	165.4%
Loss from operations	(245.2)	(71.0)	(3.6)%	(124.8)%
Interest (expense) income, net	(47.7)	121.8	(0.7)%	214.1%
Loss on debt extinguishment	(49.7)	—	(0.7)%	—%
Other income, net	5.5	—	0.1%	—%
(Loss) income before (benefit from) provision for income taxes	(337.1)	50.8	(4.9)%	89.3%
(Benefit from) provision for income taxes	(57.7)	22.8	(0.8)%	40.1%
Net (loss) income	$(279.4)	$28.0	(4.1)%	49.2%

(1) Results include Beacon’s operations from the date of acquisition on April 29, 2025 through December 31, 2025.
(2) Percent of net sales may not foot due to rounding.

Comparison of the Years Ended December 31, 2025 and 2024
Net Sales
The following table summarizes net sales by line of business for the periods presented:

	Year Ended December 31,		% of net sales
(in millions, except percentages)	2025(1)	2024	2025	2024
Residential roofing products	$3,307.1	$—	48.3%	—%
Non-residential roofing products	1,883.9	—	27.5%	—%
Complementary building products	1,592.7	—	23.3%	—%
Software products and services	58.5	56.9	0.9%	100.0%
Total net sales	$6,842.2	$56.9	100.0%	100.0%

(1) Net sales include Beacon’s operations from the date of acquisition on April 29, 2025 through December 31, 2025.
Net sales for the year ended December 31, 2025 increased to $6.84 billion compared to $56.9 million for the year ended December 31, 2024. The increase in net sales was primarily driven by the Beacon Acquisition as Beacon’s net sales for the period of April 29, 2025 through December 31, 2025 are included in net sales for the year ended December 31, 2025. Beacon’s sales for the year ended December 31, 2025, which includes sales for the pre-acquisition period of January 1, 2025 through April 28, 2025, were down relative to Beacon’s sales for the year ended December 31, 2024 primarily due to macroeconomic headwinds consistent with the broader building products industry as well as the absence of named storms in the U.S. during the year ended December 31, 2025.
Cost of Products Sold
Cost of products sold for the year ended December 31, 2025 increased to $5.27 billion, up from $33.8 million for the year ended December 31, 2024. The comparative increase was primarily due to higher cost of products sold associated with increased net sales as a result of the Beacon Acquisition. Cost of products sold was also negatively impacted by the inventory fair value adjustments of $131.7 million as a result of recording Beacon’s inventory at fair value on the acquisition date.
Selling, General and Administrative (“SG&A”) Expense
SG&A expense for the year ended December 31, 2025 increased to $1.39 billion, up from $93.0 million for the year ended December 31, 2024. The increase in SG&A expense was primarily driven by costs incurred to support the ongoing operations of our business subsequent to the Beacon Acquisition, including payroll and employee benefit costs, warehouse operating costs, and general and administrative costs. The increase in SG&A expense was also attributable to increases in stock-based compensation expense of $110.1 million, acquisition-related transaction costs of $70.9 million and restructuring charges of $56.8 million.
Depreciation Expense
Depreciation expense was $108.4 million for the year ended December 31, 2025, compared to $0.2 million for the year ended December 31, 2024. The comparative increase was primarily due to an increase in property and equipment as a result of the Beacon Acquisition.
Amortization Expense
Amortization expense was $314.7 million for the year ended December 31, 2025, compared to $0.9 million for the year ended December 31, 2024. The comparative increase was primarily due to amortization expense associated with new customer relationships and trade names intangible assets recognized as a result of the Beacon Acquisition.
Interest (Expense) Income, Net
Interest (expense) income, net was $(47.7) million for the year ended December 31, 2025, compared to $121.8 million for the year ended December 31, 2024. The comparative increase in interest expense was primarily due to additional debt that was issued by QXO Building Products in connection with the Beacon Acquisition, resulting in higher interest expense. Interest (expense) income, net for the year ended December 31, 2025 was partially offset by interest income of $125.8 million recognized on interest-bearing cash accounts. Interest (expense) income, net for the year ended December 31, 2024 was $121.8 million comprised of interest income of $121.9 million recognized on interest-bearing cash accounts and interest expense of $0.1 million.

Loss on Debt Extinguishment
Loss on debt extinguishment was $49.7 million for the year ended December 31, 2025 due to the principal prepayment of $1.40 billion under the Term Loan Facility in May 2025 and the subsequent refinancing of the Term Loan Facility in November 2025. The loss on debt extinguishment includes the pro-rata extinguishment of previously capitalized original issue discounts and debt issuance costs and third-party fees associated with the modification of the Term Loan Facility.
Income Taxes
The Company’s effective tax rate for the year ended December 31, 2025 was 17.1%, compared to 45.0% for the year ended December 31, 2024. The Company’s effective tax rates for the year ended December 31, 2025 and 2024 were based on the U.S. federal statutory tax rate of 21% and state jurisdictional income tax rates, adjusted for permanent items including compensation above $1 million, inclusive of equity awards, paid to covered employees under Internal Revenue Code Section 162(m), excess tax benefits related to equity compensation and non-deductible transaction costs due to the Beacon Acquisition, coupled with the pre-tax loss during the year ended December 31, 2025.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. The Company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts do not have a material effect on the tax rate for the year ended December 31, 2025.
Realization of our deferred tax assets depends on the reversal of our deferred tax liabilities. In considering our need for a valuation allowance, we consider our historical and future projected taxable income, as well as other objectively verifiable evidence, including our utilization of tax attributes net operating loss carryforwards through the realization of deferred tax liabilities.
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
Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Annual Report Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) per Common Share (“Adjusted Diluted EPS”), Adjusted EBITDA and Adjusted EBITDA Margin, which represent non-GAAP financial measures.
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

Adjusted Gross Profit and Adjusted Gross Margin
A reconciliation of gross profit and gross margin to Adjusted Gross Profit and Adjusted Gross Margin is as follows:

	Year Ended December 31,
(in millions, except percentages)	2025(1)	2024
Gross profit	$1,572.7	$23.1
Inventory fair value adjustments(2)	131.7	—
Adjusted Gross Profit	$1,704.4	$23.1

Net sales	$6,842.2	$56.9
Gross margin(3)	23.0%	40.6%
Adjusted Gross Margin(3)	24.9%	40.6%

(1) Results include Beacon’s operations from the date of acquisition on April 29, 2025 through December 31, 2025.
(2) Represents the inventory fair value adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition. The inventory fair value adjustments related to acquired businesses were fully recognized during the year ended December 31, 2025.

(3) Gross margin is calculated as gross profit divided by net sales. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by net sales.

Adjusted Net Income and Adjusted Diluted EPS
A reconciliation of net loss and diluted loss per common share to Adjusted Net Income and Adjusted Diluted EPS is as follows:

Year Ended December 31,
(in millions, except per share amounts)	2025(1)
Net loss	$(279.4)
Benefit from income taxes	(57.7)
Loss before provision for income taxes	(337.1)
Amortization	314.7
Stock-based compensation	144.5
Loss on debt extinguishment(2)	49.7
Restructuring costs	59.6
Transaction costs	83.7
Transformation costs	44.9
Inventory fair value adjustments(3)	131.7
Adjusted income before provision for income taxes	491.7
Income tax associated with the adjustments above(4)	(129.0)
Adjusted Net Income	$362.7
Convertible Preferred Stock dividend	(90.0)
Mandatory Convertible Preferred Stock dividend	(18.9)
Undistributed income allocated to participating securities	(5.5)
Adjusted Net Income attributable to common stockholders	$248.3

Basic and diluted loss per common share	$(0.63)
Adjusted Diluted EPS(5)	$0.34

Adjusted diluted weighted-average common shares outstanding(5)	727.3

(1) Results include Beacon’s operations from the date of acquisition on April 29, 2025 through December 31, 2025.
(2) Represents extinguishment costs resulting from the partial prepayment of borrowings under the Term Loan Facility (as defined below) in May 2025 and the subsequent refinancing of the Term Loan Facility (as defined below) in November 2025.

(3) Represents the inventory fair value adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition. The inventory fair value adjustments related to acquired businesses were fully recognized during the year ended December 31, 2025.

(4) The effective tax rate to calculate Adjusted Net Income (Loss) for the year ended December 31, 2025 is 26.3% due to the tax calculated on adjusted income (loss) before provision for income taxes.
(5) Adjusted Diluted EPS is calculated as Adjusted Net Income (Loss) divided by the weighted-average number of common shares outstanding during the period plus the effect of dilutive common share equivalents based on the most dilutive result of the if-converted and two-class methods.

Adjusted EBITDA and Adjusted EBITDA Margin
A reconciliation of net (loss) income and net margin to Adjusted EBITDA and Adjusted EBITDA Margin is as follows:

	Year Ended December 31,
(in millions, except percentages)	2025(1)	2024
Net (loss) income	$(279.4)	$28.0
Depreciation	108.4	0.2
Amortization	314.7	0.9
Stock-based compensation	144.5	34.4
Interest expense (income), net	47.7	(121.8)
Loss on debt extinguishment(2)	49.7	—
(Benefit from) provision for income taxes	(57.7)	22.8
Restructuring costs	59.6	2.8
Transaction costs	83.7	12.8
Transformation costs	44.9	—
Inventory fair value adjustments(3)	131.7	—
Adjusted EBITDA	$647.8	$(19.9)

Net sales	$6,842.2	$56.9
Net margin(4)	(4.1)%	49.2%
Adjusted EBITDA Margin(4)	9.5%	(35.0)%

(1) Results include Beacon’s operations from the date of acquisition on April 29, 2025 through December 31, 2025.
(2) Represents extinguishment costs resulting from the partial prepayment of borrowings under the Term Loan Facility (as defined below) in May 2025 and the subsequent refinancing of the Term Loan Facility (as defined below) in November 2025.

(3) Represents the inventory fair value adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition. The inventory fair value adjustments related to acquired businesses were fully recognized during the year ended December 31, 2025.

(4) Net margin is calculated as net income (loss) divided by net sales. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by net sales.
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
Liquidity and Capital Resources
The Company’s cash balance was $2.36 billion as of December 31, 2025 and consisted primarily of cash on deposit with banks and investments in money market funds. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, acquisitions or other strategic investments. We continually evaluate our liquidity requirements considering our operating needs, growth initiatives and capital resources. Following the Beacon Acquisition, our primary sources of liquidity are cash on the balance sheet, cash generated by operations and borrowings under the ABL Facility. Our primary uses of cash after the Beacon Acquisition are working capital requirements, debt service requirements and capital expenditures. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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

Convertible Preferred Stock
The Company has a quarterly dividend policy in place for its Convertible Preferred Stock, and dividends are paid when declared by the board of directors. During the year ended December 31, 2025, the Company paid $90.0 million of dividends to holders of Convertible Preferred Stock. Subsequent to the close of the year ended December 31, 2025, the Company paid $22.5 million of quarterly dividends to holders of Convertible Preferred Stock. These dividends are part of the Company’s ongoing cash obligations and are considered when evaluating overall liquidity needs. For additional information regarding the Company’s Convertible Preferred Stock see, Note 6 - Equity of Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report.
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
Issuance of Mandatory Convertible Preferred Stock
On May 27, 2025, the Company completed a preferred stock offering, through which QXO issued and sold 11.5 million Depositary Shares, each representing a 1/20th interest in a share of the Company’s 5.50% Series B Mandatory Convertible Preferred Stock, liquidation preference $1,000 per share, par value $0.001 per share. The amount issued included 1.5 million Depositary Shares issued pursuant to the exercise in full of the option granted to the underwriters to purchase additional Depositary Shares. The Company received net proceeds from the offering of $558.1 million, after deducting underwriting discounts, commissions and offering expenses of $16.9 million.
Dividends
The Mandatory Convertible Preferred Stock will accumulate dividends (which may be paid in cash or, subject to certain limitations, in shares of common stock or in any combination of cash and common stock) at a rate per annum equal to 5.50% on the liquidation preference of $1,000 per share, payable when, as and if declared by the Company’s board of directors (or an authorized committee thereof), on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2025 and ending on, and including, May 15, 2028. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, the Company accrues dividends whether or not they are formally declared by the Company’s board of directors. During the year ended December 31, 2025, the Company paid $14.8 million of dividends to holders of Mandatory Convertible Preferred Stock. Subsequent to the close of the year ended December 31, 2025, the Company paid $7.9 million of quarterly dividends to holders of Mandatory Convertible Preferred Stock. These dividends are part of the Company’s ongoing cash obligations and are considered when evaluating overall liquidity needs. For additional information regarding the Company’s Mandatory Convertible Preferred Stock see, Note 6 - Equity of Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report.
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
Registered Equity Offerings
In April 2025, the Company sold 37.7 million shares of the Company’s common stock in an underwritten public offering at a price of $13.25 per share. The closing of the equity offering was completed on April 21, 2025 and the Company raised $487.7 million in net proceeds from the equity offering, after deducting offering costs of $12.3 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 5.7 million shares of the Company’s common stock at a price of $13.25 per share less underwriting discounts and commissions. On May 5, 2025, the option was partially exercised with respect to 4.0 million shares resulting in an additional $51.8 million of net proceeds. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period.
In May 2025, the Company sold 48.5 million shares of the Company’s common stock in an underwritten public offering at a price of $16.50 per share. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 7.3 million shares of the Company’s common stock at a price of $16.50 per share less underwriting discounts and commissions. On May 21, 2025, the option was exercised in full. The closing of the equity offering was completed on May 23, 2025 and the Company raised $892.4 million in net proceeds from the equity offering, after deducting offering costs of $27.6 million.

In June 2025, the Company sold 89.9 million shares of the Company’s common stock in an underwritten public offering at a price of $22.25 per share. The closing of the equity offering was completed on June 26, 2025 and the Company raised $1.96 billion in net proceeds from the equity offering, after deducting offering costs of $37.8 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 13.5 million shares of the Company’s common stock at a price of $22.25 per share less underwriting discounts and commissions. On July 24, 2025, the option was partially exercised with respect to 1.7 million shares resulting in additional net proceeds of $38.1 million. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period.
In January 2026, the Company sold 31.6 million shares of the Company’s common stock in an underwritten public offering at a price of $23.80 per share. The closing of the equity offering was completed on January 20, 2026 and the Company raised $749.4 million in net proceeds from the equity offering, after deducting offering costs of $3.8 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 4.7 million shares of the Company’s common stock at a price of $23.80 per share less underwriting discounts and commissions. The option to purchase additional shares expired unexercised at the end of the 30-day period.
January 2026 Investment Agreement
Subsequent to the close of the year ended December 31, 2025, the Company entered into an investment agreement in January 2026 (the “January 2026 Investment Agreement”) with AP Quince Holdings, L.P., a fund managed by affiliates of Apollo Global Management, Inc., and the other investors party thereto (collectively, the “January 2026 Investors”). Pursuant to the January 2026 Investment Agreement, the January 2026 Investors committed until July 15, 2026 (the “Initial Commitment Period”) to purchase up to 300,000 shares of a new series of Series C Convertible Perpetual Preferred Stock, par value $0.001 per share, for an aggregate purchase price of $3.0 billion to fund one or more acquisitions of assets, equity or businesses (or portions thereof) for a purchase price in excess of $1.5 billion or as otherwise determined by the Company (each, a “Qualifying Acquisition”). The Initial Commitment Period will be extended with respect to the commitment for a Qualifying Acquisition up to an additional 12 months if a definitive acquisition agreement for such Qualifying Acquisition is executed before the expiration of the Initial Commitment Period.
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
The Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default. As of December 31, 2025, the Issuer and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $22.2 million related to the Notes were capitalized and are being amortized over the term of the financing arrangement.
As of December 31, 2025, the outstanding balance on the Notes, net of $20.5 million of unamortized debt issuance costs, was $2.23 billion.

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
The Term Loan Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The Term Loan Credit Agreement contains certain customary events of default, including relating to a change of control. As of December 31, 2025, the Borrower and its restricted subsidiaries were in compliance with these covenants.
The principal amount of borrowing under the Term Loan Facility was reduced by an original issue discount (“OID”) of 1%. OID costs of $22.5 million and debt issuance costs of $50.9 million related to the Term Loan Facility were capitalized and are being amortized over the term of the financing arrangement.
On May 29, 2025, the Borrower made a voluntary principal prepayment of $1.40 billion under the Term Loan Facility. As a result, the Borrower was relieved of its obligation to make quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the Term Loan Facility. Additionally, as a result of the principal prepayment, the Borrower recognized a loss on debt extinguishment of $45.7 million comprised of $14.0 million of unamortized OID costs and $31.7 million of unamortized debt issuance costs related to the Term Loan Facility.
On November 5, 2025, the Borrower amended the Term Loan Credit Agreement in order to refinance the Term Loan Facility. The amendment reduced the applicable margin for borrowings under the Term Loan Facility from 3.00% to 2.00% for Term SOFR borrowings and from 2.00% to 1.00% for base rate borrowings (the “Term Loan Refinancing”). As a result of the Term Loan Refinancing, the Borrower recognized a loss on debt extinguishment of $4.0 million, which is comprised of $0.9 million of unamortized OID costs, $2.2 million of unamortized debt issuance costs, and $0.9 million of third-party fees associated with the modification of the Term Loan Facility. Additionally, new debt issuance costs of $0.1 million were capitalized and are being amortized over the term of the financing arrangement.
The loss on debt extinguishment resulting from the principal prepayment and the subsequent Term Loan Refinancing was separately recognized on the consolidated statements of operations.
As of December 31, 2025, the outstanding balance on the Term Loan Facility, net of $6.8 million of unamortized OID costs and $15.4 million of unamortized debt issuance costs, was $827.8 million.
ABL Credit Agreement
On April 29, 2025, Merger Sub, as initial borrower, entered into the Asset-Based Revolving Credit Agreement (the “ABL Credit Agreement”), with Holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, which provides for an asset-based revolving credit facility (the “ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with an aggregate borrowing availability equal to the lesser of $2.0 billion, and the borrowing base. Upon the consummation of the Beacon Acquisition, the Borrower entered into a joinder to the ABL Credit Agreement as the surviving borrower. The ABL Facility matures on April 29, 2030. Based on the Borrower’s borrowing base as of December 31, 2025, the Borrower had $1.97 billion borrowing capacity under the ABL Facility.

Borrowings under the ABL Facility bear interest at a rate equal to, at the Borrower’s option, either (a) (x) Term SOFR determined by reference to the secured overnight financing rate published by the Federal Reserve Bank of New York, which rate shall be no less than zero or (y) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate quoted by the Wall Street Journal as the “Prime Rate” and (iii) the sum of one-month adjusted Term SOFR plus 1.00% per annum, which base rate shall be no less than 1.00%, or (b) (x) with respect to borrowings of Canadian dollars, Term CORRA determined by reference to the interbank offered rate administered by the CORRA Administrator, which rate shall be no less than zero or (y) a base rate determined by reference to the highest of (i) zero (0%), (ii) the one-month Term CORRA plus 1.00% per annum or (iii) the prime rate reported by Reuters, in each case plus an applicable margin based on excess availability set forth in the ABL Credit Agreement. The Borrower is also required to pay a commitment fee equal to 0.20% per annum (depending on the average utilization of the commitments) to the lenders under the ABL Facility in respect of the unutilized commitments thereunder. The Borrower can make voluntary prepayments at any time without penalty, subject to customary breakage costs.
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
The ABL Facility requires that the Borrower, commencing on or after the last day of the first full fiscal quarter ending after the closing date of the ABL Facility, maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time that availability is less than the greater of (x) $120 million and (y) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time. As of December 31, 2025, the Borrower and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $18.8 million related to the ABL Facility were capitalized and are being amortized ratably over the term of the financing arrangement. The debt issuance costs related to the ABL Facility are presented as an asset, included in other assets, net on the consolidated balance sheets. As of December 31, 2025, there were $16.3 million of unamortized debt issuance costs related to the ABL Facility.
As of December 31, 2025, there was no outstanding balance on the ABL Facility. The Borrower and its restricted subsidiaries had $21.2 million in outstanding standby letters of credit issued under the ABL Facility as of December 31, 2025.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$261.4	$84.8
Net cash used in investing activities	(10,630.3)	(0.1)
Net cash provided by financing activities	7,662.8	4,981.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.5)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,706.6)	$5,065.8
Operating Activities
Net cash provided by operating activities was $261.4 million for the year ended December 31, 2025, compared to $84.8 million for the year ended December 31, 2024. Cash provided by operations increased $176.6 million during the year ended December 31, 2025. The increase in cash provided by operations was primarily due to the seasonal timing of net working capital requirements for inventory purchases and cash collections as a result of Beacon’s operations being included for the period of April 29, 2025 through December 31, 2025.
Investing Activities
Net cash used in investing activities was $10.63 billion for the year ended December 31, 2025, compared to $0.1 million for the year ended December 31, 2024. Cash used in investing activities increased $10.63 billion during the year ended December 31, 2025 primarily due to the Beacon Acquisition and an increase in capital expenditures during the period. See Note 3 – Acquisitions of Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report for more information.

Financing Activities
Net cash provided by financing activities was $7.66 billion for the year ended December 31, 2025, compared to $4.98 billion for the year ended December 31, 2024. Cash provided by financing activities increased $2.68 billion during the year ended December 31, 2025 primarily due to the issuance of the Notes, net borrowings under our Term Loan Facility, and net proceeds from the issuance of common stock and Mandatory Convertible Preferred Stock during the period, which were partially offset by net proceeds from the issuance of common stock, Convertible Preferred Stock and warrants in the prior year.
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
We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. While there are a number of accounting policies, methods, and estimates affecting our consolidated financial statements, we consider business combinations to be a critical accounting estimate.
Business Combinations
We record acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, we record the assets acquired, including intangible assets that can be identified, and liabilities assumed based on their estimated fair values at the date of acquisition. Various Level 3 fair value assumptions are used in the determination of these estimated fair values, including items such as sales growth rates, cost synergies, customer attrition rates, discount rates, and other prospective financial information. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. We believe these estimates are based on reasonable assumptions, however they are inherently uncertain and unpredictable, therefore actual results may differ. During the measurement period, which is up to one year from the acquisition date, we may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date. Transaction costs associated with acquisitions are expensed as incurred and are included as a component of selling, general and administrative expense within the consolidated statements of operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We have operations principally within the U.S. and therefore have only minimal foreign currency exposure. We are exposed to market risks in the ordinary course of our business, including the effects of interest rate changes. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Interest Rate Risk
Our cash equivalents consist primarily of demand and money market accounts and have an original maturity date of 90 days or less. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of these instruments. As of December 31, 2025, we had no outstanding borrowings under our asset-based revolving lines of credit and outstanding borrowings, net of unamortized debt issuance costs, of $827.8 million under our Term Loan Facility and $2.23 billion under our Notes. Borrowings under our ABL Facility and Term Loan Facility incur interest on a floating rate basis while borrowings represented by our Notes incur interest on a fixed rate basis. As of December 31, 2025, our weighted-average effective interest rate on debt instruments with variable rates was 5.72%. A 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of QXO, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of QXO, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows, for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Customer Relationships Intangible Asset — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Beacon Roofing Supply, Inc. (“Beacon”) for $10.6 billion on April 29, 2025. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a customer relationship intangible asset of $3,900.6 million. Management estimated the fair value of the customer relationship intangible asset using the multi-period excess earnings method, which is an income approach methodology. A key assumption in the fair value measurement is the customer attrition rate (“attrition rate”), which projects the percentage of customer revenue from an existing customer base that is lost over the customer relationship intangible asset’s estimated useful life.
We identified the attrition rate assumption as a critical audit matter because of its significance to the fair value of the customer relationships intangible asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value and data specialists when performing audit procedures to evaluate the reasonableness of management’s selected attrition rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the attrition rate used in valuing the customer relationship included the following, among others:
•We evaluated management’s process for estimating the attrition rate by:
◦Comparing historical customer retention data for Beacon to management’s assumptions.

◦Assessing the completeness and accuracy of the underlying data used to determine the estimated attrition rate.
◦Performing a retrospective review of the attrition rate using actual results.
•With the assistance of our fair value and data specialists, we evaluated the reasonableness of the attrition rate by:
◦Performing sensitivity analyses to assess the impact of reasonably possible changes in the attrition rate on the calculated fair value of the customer relationship intangible asset.
◦Developing a range of independent attrition rate estimates using both historical Beacon Roofing Supply experience and relevant industry benchmarks and comparing these to the rate selected by management.
◦Recalculating the attrition rate and verifying the mathematical accuracy of the fair value model.
◦Performing a benchmarking analysis within transactions conducted in the building product distribution industry.
/s/ DELOITTE & TOUCHE LLP
Tempe, Arizona
February 27, 2026
We have served as the Company’s auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of QXO, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of QXO, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ MARCUM LLP
Marcum LLP
Marlton, New Jersey
March 4, 2025
We have served as the Company’s auditor from 2004 to 2025.

QXO, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share amounts)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$2,361.6	$5,068.5
Accounts receivable, net	1,145.1	2.7
Inventories, net	1,497.3	—
Vendor rebates receivable	427.0	—
Income tax receivable	31.6	—
Prepaid expenses and other current assets	83.7	18.4
Total current assets	5,546.3	5,089.6
Property and equipment, net	688.6	0.4
Goodwill	5,111.3	1.2
Intangibles, net	3,819.1	4.0
Operating lease right-of-use assets, net	689.6	0.3
Deferred income tax assets, net	—	2.6
Other assets, net	32.4	0.2
Total assets	$15,887.3	$5,098.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$819.0	$6.2
Accrued expenses	574.3	38.6
Current portion of operating lease liabilities	107.5	0.2
Current portion of finance lease liabilities	49.2	0.1
Total current liabilities	1,550.0	45.1
Long-term debt, net	3,057.3	—
Deferred income tax liabilities, net	847.2	—
Operating lease liabilities	561.8	0.1
Finance lease liabilities	138.7	0.2
Other long-term liabilities	25.5	—
Total liabilities	6,180.5	45.4
Commitments and contingencies (Note 11)
Stockholders’ equity:
Mandatory Convertible Preferred Stock, $0.001 par value; 0.6 shares and 0.0 shares authorized, issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	558.1	—
Convertible Preferred Stock, $0.001 par value; authorized 10.0 shares, 1.0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	498.6	498.6
Common stock, $0.00001 par value; authorized 2,000.0 shares; 674.5 and 409.4 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	9,046.9	4,560.5
Retained earnings (accumulated deficit)	(394.5)	(6.2)
Accumulated other comprehensive loss	(2.3)	—
Total stockholders’ equity	9,706.8	5,052.9
Total liabilities and stockholders’ equity	$15,887.3	$5,098.3
See accompanying notes to the consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year Ended December 31,
	2025(1)	2024
Net sales	$6,842.2	$56.9
Cost of products sold	5,269.5	33.8
Gross profit	1,572.7	23.1
Operating expense:
Selling, general and administrative	1,394.8	93.0
Depreciation	108.4	0.2
Amortization	314.7	0.9
Total operating expense	1,817.9	94.1
Loss from operations	(245.2)	(71.0)
Interest (expense) income, net	(47.7)	121.8
Loss on debt extinguishment	(49.7)	—
Other income, net	5.5	—
(Loss) income before (benefit from) provision for income taxes	(337.1)	50.8
(Benefit from) provision for income taxes	(57.7)	22.8
Net (loss) income	$(279.4)	$28.0
Loss per common share - basic and diluted (Note 7)	$(0.63)	$(0.11)

Total weighted-average common shares outstanding:
Basic	613.0	204.0
Diluted	613.0	204.0

(1) Results include Beacon’s operations from the date of acquisition on April 29, 2025 through December 31, 2025.
See accompanying notes to the consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in millions)

	Year Ended December 31,
	2025(1)	2024
Net (loss) income	$(279.4)	$28.0
Other comprehensive loss:
Foreign currency translation adjustment	(2.3)	—
Total other comprehensive loss	(2.3)	—
Comprehensive (loss) income	$(281.7)	$28.0

(1) Results include Beacon’s operations from the date of acquisition on April 29, 2025 through December 31, 2025.
See accompanying notes to the consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity(1)
(in millions)

	Mandatory Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2023	—	$—	—	$—	0.7	$—	$9.4	$(1.9)	$—	$7.5
Issuance of Convertible Preferred Stock and Warrants, net of issuance costs	—	—	1.0	498.6	—	—	483.0	—	—	981.6
Issuance of common stock and pre-funded warrants, net of issuance costs	—	—	—	—	408.7	—	4,051.1	—	—	4,051.1
Common stock dividend	—	—	—	—	—	—	(17.4)	—	—	(17.4)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(32.3)	—	(32.3)
Stock-based compensation	—	—	—	—	—	—	34.4	—	—	34.4
Net income	—	—	—	—	—	—	—	28.0	—	28.0
Balance as of December 31, 2024	—	$—	1.0	$498.6	409.4	$—	$4,560.5	$(6.2)	$—	$5,052.9
Issuance of Mandatory Convertible Preferred Stock, net of issuance costs	0.6	558.1	—	—	—	—	—	—	—	558.1
Mandatory Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(18.9)	—	(18.9)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(90.0)	—	(90.0)
Issuance of common stock, net of issuance costs	—	—	—	—	256.6	—	4,256.0	—	—	4,256.0
Proceeds from stock option exercises	—	—	—	—	3.8	—	18.9	—	—	18.9
Awards assumed in acquisition	—	—	—	—	—	—	87.5	—	—	87.5
Vesting of stock-based compensation awards	—	—	—	—	4.7	—	—	—	—	—
Tax withholdings for stock-based compensation awards	—	—	—	—	—	—	(20.5)	—	—	(20.5)
Stock-based compensation	—	—	—	—	—	—	144.5	—	—	144.5
Other comprehensive loss	—	—	—	—	—	—	—	—	(2.3)	(2.3)
Net loss	—	—	—	—	—	—	—	(279.4)	—	(279.4)
Balance as of December 31, 2025	0.6	$558.1	1.0	$498.6	674.5	$—	$9,046.9	$(394.5)	$(2.3)	$9,706.8

(1) Results include Beacon’s operations from the date of acquisition on April 29, 2025 through December 31, 2025.
See accompanying notes to the consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2025(1)	2024
Operating Activities
Net (loss) income	$(279.4)	$28.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	108.4	0.2
Amortization	314.7	0.9
Stock-based compensation	144.5	34.4
Amortization of debt issuance costs	6.7	—
Loss on debt extinguishment	49.7	—
Provision for credit losses	13.8	—
Non-cash lease expense	88.0	0.3
Deferred income taxes	(60.6)	(1.1)
Changes in operating assets and liabilities:
Accounts receivable	159.8	0.2
Inventories	287.8	—
Vendor rebates receivable	(186.8)	—
Income tax receivable	(11.0)	—
Prepaid expenses and other current assets	19.9	(12.2)
Accounts payable and accrued expenses	(326.4)	34.4
Other assets and liabilities	(67.7)	(0.3)
Net cash provided by operating activities	261.4	84.8

Investing Activities
Capital expenditures	(78.2)	(0.1)
Acquisition of business, net of cash acquired	(10,556.5)	—
Other	4.4	—
Net cash used in investing activities	(10,630.3)	(0.1)

Financing Activities
Borrowings under revolving lines of credit	841.9	—
Payments under revolving lines of credit	(842.0)	—
Borrowings under term loan	2,250.0	—
Payments under term loan	(1,400.0)	—
Borrowings under senior notes	2,250.0	—
Payment of debt issuance costs	(114.5)	—
Payment of other debt	—	(1.7)
Payments under equipment financing facilities and finance leases	(30.3)	(0.2)
Proceeds from issuance of common stock related to equity awards	18.9	—
Proceeds from issuance of common stock, net of issuance costs	4,256.0	—
Proceeds from issuance of Mandatory Convertible Preferred Stock, net of issuance costs	558.1	—
Proceeds from issuance of Convertible Preferred Stock and warrants, net of issuance costs	—	981.6
Proceeds from the issuance of common stock and pre-funded warrants, net of issuance costs	—	4,051.1
Payment of taxes related to net share settlement of equity awards	(20.5)	—
Payment of common-stock dividend	—	(17.4)
Payment of dividends on Convertible Preferred Stock	(90.0)	(32.3)
Payment of dividends on Mandatory Convertible Preferred Stock	(14.8)	—
Net cash provided by financing activities	7,662.8	4,981.1

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.5)	—

Net (decrease) increase in cash, cash equivalents and restricted cash	(2,706.6)	5,065.8
Cash, cash equivalents and restricted cash, beginning of period	5,072.0	6.2
Cash, cash equivalents and restricted cash, end of period	$2,365.4	$5,072.0

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$138.0	$0.1
Income taxes, net of refunds	$38.2	$—
(1) Results include Beacon’s operations from the date of acquisition on April 29, 2025 through December 31, 2025.
See accompanying notes to the consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
1. Description of Business
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
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2025 and December 31, 2024, the results of operations for the years ended December 31, 2025 and 2024, and cash flows for the years ended December 31, 2025 and 2024 in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All inter-company transactions and accounts have been eliminated in consolidation.
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
Reclassifications
The Company has reclassified certain prior period amounts to conform with the current period presentation in the consolidated statements of operations related to revenue, cost of sales, depreciation and amortization, which are now presented to conform with the predecessor’s historical presentation. The Company has also reclassified certain prior period amounts to conform with the current period presentation in the consolidated balance sheets related to deferred revenue, which is now presented within accrued expenses.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include inventories, purchase price allocations, income taxes and vendor rebates receivable. Actual results could differ from those estimates.

Business Combinations
The Company records acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, the Company records the assets acquired, including intangible assets that can be identified, and liabilities assumed based on their estimated fair values at the date of acquisition. Various Level 3 fair value assumptions are used in the determination of these estimated fair values, including items such as sales growth rates, cost synergies, customer attrition rates, discount rates, and other prospective financial information. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Management believes these estimates are based on reasonable assumptions, however they are inherently uncertain and unpredictable, therefore actual results may differ. During the measurement period, which is up to one year from the acquisition date, the Company may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date. Transaction costs associated with acquisitions are expensed as incurred and are included as a component of selling, general and administrative expense within the consolidated statements of operations.
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

	As of
(in millions)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$2,361.6	$5,068.5
Restricted cash included in prepaid expenses and other current assets	3.8	3.5
Total cash, cash equivalents and restricted cash	$2,365.4	$5,072.0
Accounts Receivable
The Company records accounts receivable at the contractual amount and records an allowance for credit losses for the amount the Company estimates it may not collect. In determining the allowance for credit losses, the Company considers historical collection experience, the age of the accounts receivable balances, the credit quality and risk of its customers, any specific customer collection issues, current economic conditions, and other factors that may impact customers’ ability to pay. The Company also considers reasonable and supportable forecasts of future economic conditions and their expected impact on customer collections in determining the allowance for credit losses. Accounts receivable balances are written off once the receivables are no longer deemed collectible. For the year ended December 31, 2025, no single customer accounted for more than 1% of our net sales.
The following table represents the roll-forward of the allowance for credit losses for the year ended December 31, 2025 and the year ended December 31, 2024:

(in millions)	December 31, 2025	December 31, 2024
Balance at beginning of period	$0.5	$0.5
Current period provision for expected credit losses	13.8	—
Recoveries	(1.3)	—
Balance at end of period	$13.0	$0.5
Inventories
The Company’s inventories primarily represent finished goods, consisting of products available for sale. Inventories acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition. The Company’s inventories not acquired in connection with acquisitions are accounted for using the weighted-average cost method and valued at the lower of cost or net realizable value.
Inventory costs consist of product and inbound shipping and handling costs. Inventory valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers or returns to product vendors.

Vendor Rebates
The Company’s arrangements with vendors typically provide for rebates after it makes a special purchase and/or monthly, quarterly and/or annual rebates of a specified amount of consideration payable when a number of measures have been achieved. Annual rebates are generally related to a specified cumulative level of purchases on a calendar-year basis. The Company accounts for such rebates as a reduction of the inventory value until the product is sold, at which time such rebates reduce cost of products sold in the consolidated statements of operations. Throughout the year, the Company estimates the amount of the periodic rebates based upon the expected level of purchases. The Company continually revises these estimates to reflect actual rebates earned based on actual purchase levels.
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
The estimated useful lives of property and equipment are principally as follows:

Buildings	40 years
Equipment	3 to 7 years
Furniture and fixtures	7 years
Software	3 to 5 years
Finance lease assets and leasehold improvements	Shorter of the estimated useful life or lease term, considering renewal options expected to be exercised.
The following is a summary of property and equipment, net:

	As of
	December 31, 2025	December 31, 2024
(in millions)
Equipment	$259.5	$4.0
Finance lease assets	216.9	—
Leasehold improvements	124.5	0.1
Furniture and fixtures	29.7	0.2
Software	31.2	—
Land and buildings	59.6	—
Construction in progress	55.1	—
Total property and equipment	776.5	4.3
Accumulated depreciation	(87.9)	(3.9)
Total property and equipment, net	$688.6	$0.4
Leases
The Company accounts for its leases in accordance with ASC 842, Leases. The Company mostly operates in leased branch facilities and corporate offices, which are accounted for as operating leases. The leases typically provide for a base rent plus real estate taxes and insurance. Certain of the leases provide for escalating rents over the lives of the leases, and rent expense is recognized over the terms of those leases on a straight-line basis. In addition, the Company leases equipment, such as trucks and forklifts. Equipment leases are accounted for as either operating or finance leases.
The Company determines whether an arrangement is a lease at inception. The determination as to whether an arrangement contains a lease is based on an assessment as to whether a contract conveys the right to the Company to control the use of identified property or equipment for a period of time in exchange for consideration.
Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities, and operating lease liabilities in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, net, current portion of financial lease liabilities, and finance lease liabilities in the Company’s consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company determines an incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The incremental borrowing rate represents a significant judgment that is based on an analysis of the Company’s credit rating, country risk, treasury and corporate bond yields, as well as comparison to the Company’s borrowing rate on its most recent loan. The Company uses the implicit rate when readily determinable. The operating lease ROU assets also include any prepaid lease payments and lease incentives. The Company’s lease terms include periods under options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The Company generally uses the base, non-cancelable lease term when determining the lease assets and liabilities. Operating lease expense is recognized on a straight-line basis over the lease term. For finance leases, the lease asset is depreciated over the lease term and interest expense is recorded using the effective interest method.
The Company’s lease agreements generally contain lease and non-lease components. Non-lease components primarily include payments for maintenance and utilities. The Company has elected to combine fixed payments for non-lease components with lease payments and account for them together as a single lease component, which increases the lease assets and liabilities.
Payments under the Company’s lease agreements are primarily fixed. However, certain lease agreements contain variable payments, which are expensed as incurred and are not included in the operating lease assets and liabilities. These amounts include payments affected by the Consumer Price Index and reimbursements to landlords for items such as property insurance and common area costs. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
The following table sets forth the change in the carrying amount of goodwill during the year ended December 31, 2025:

(in millions)	December 31, 2025
Balance at beginning of period	$1.2
Acquisitions	5,111.2
Translation and other adjustments	(1.1)
Balance at end of period	$5,111.3
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
The following table summarizes intangible assets by category:

	As of		Weighted-Average Remaining Life(1) (Years)
(in millions, except time periods)	December 31, 2025	December 31, 2024
Amortizable intangible assets:
Customer relationships and other	$3,908.7	$9.4	9.3
Trade names	229.9	—	2.3
Total amortizable intangible assets	4,138.6	9.4	9.0
Accumulated amortization	(320.2)	(5.4)
Total amortizable intangible assets, net	3,818.4	4.0
Indefinite-lived domain names	0.7	—
Total intangibles, net	$3,819.1	$4.0

(1) As of December 31, 2025.

The following table summarizes the estimated future amortization expense for intangible assets for each of the next five years ending December 31 and thereafter:

(in millions)
2026	$467.6
2027	467.5
2028	415.5
2029	390.3
2030	390.1
Thereafter	1,687.4
Total future amortization expense	$3,818.4
Accrued Expenses
The following table presents the components of accrued expenses:

	As of
(in millions)	December 31, 2025	December 31, 2024
Inventory	$170.0	$—
Selling, general and administrative	146.8	—
Customer rebates	148.4	—
Payroll and employee benefit costs	66.5	8.1
Interest expense	27.1	—
Income taxes	—	24.0
Other	15.5	6.5
Total accrued expenses	$574.3	$38.6
Asset Retirement Obligations
A liability for an asset retirement obligation is recorded in the period in which it is incurred. When an asset retirement obligation liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. For each subsequent period, the liability is increased for accretion expense and the capitalized cost is depreciated over the useful life of the related asset. The Company recognized asset retirement obligations in connection with the Beacon Acquisition. As of December 31, 2025, the carrying amount of the Company’s asset retirement obligations was $25.5 million, which is included in other long-term liabilities on the consolidated balance sheets.
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
Net Sales
Net sales represent the consideration the Company expects to be entitled to in exchange for transferring products to customers. Performance obligations are satisfied at a point in time, and net sales are recognized when control of the product transfers to the customer, which occurs when the customer accepts the delivery of our product or takes possession of our product with rights and rewards of ownership. Substantially all of the Company’s contracts have a single performance obligation—to deliver products—and are short-term in nature.

The Company does not provide extended payment terms, and payment is due shortly after control transfers. The Company generally does not require prepayments; however, to the extent customers make payments in advance of delivery, the Company records a liability. Total customer advances as of December 31, 2025 was $20.1 million, and are expected to be recognized as revenue in the following year due to the short-term nature of the contracts. There were no customer advances as of December 31, 2024.
Net sales are presented net of variable consideration, including estimated product returns, customer sales incentives (including volume rebates), and early payment discounts taken.
The Company estimates product returns based on historical return rates and records accrued sales returns and defers the related cost of products sold. Total accrued sales returns as of December 31, 2025 was $26.6 million and total cost of products sold deferred was $20.4 million. There were no accrued sales returns or cost of products sold deferred as of December 31, 2024. Provisions for early payment discounts are accrued in the same period in which the sale occurs based on historical experience. Commissions paid to internal sales teams to obtain contracts are expensed as incurred because the related contracts have a duration of one year or less. Sales taxes collected from customers and remitted to governmental authorities are excluded from net sales.
The Company offers sales incentives to customers, primarily volume rebates based on achieving specified sales levels. These volume rebates are not in exchange for a distinct good or service and therefore reduce net sales when the related revenue is recognized. The Company estimates volume rebate accruals based on contract terms, historical experience, and performance levels. Total accrued sales incentives as of December 31, 2025 was $148.4 million. There were no accrued sales incentives as of December 31, 2024.
Shipping and handling amounts billed to customers are included in net sales. Related shipping and handling costs are accounted for as fulfillment activities and are recognized in cost of products sold when control of the products transfers to the customer.
Customer advances, sales returns, and sales incentives are included in accrued expenses, early payment discounts are included in accounts receivable, net, and cost of products sold deferred are included in prepaid and other current assets in the consolidated balance sheets.
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
Interest (Expense) Income, Net
The following table presents the components of interest (expense) income, net:

	Year Ended December 31,
(in millions)	2025	2024
Interest income	$125.8	$121.9
Interest expense	(173.5)	(0.1)
Interest (expense) income, net	$(47.7)	$121.8
Income Taxes
The Company accounts for income taxes using the liability method, which requires the recognition of a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences between the financial statement and tax reporting bases of assets and liabilities to the extent that they are realizable. Deferred tax expense (benefit) results from the net change in deferred tax assets and liabilities during the year.
ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Based on this guidance, the Company analyzes its filing positions in all of the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Tax benefits from uncertain tax positions are recognized if it is more likely than not that the position is sustainable based solely on its technical merits.
The Company’s accounting policy is to recognize any interest and penalties related to uncertain tax positions in (benefit from) provision for income taxes in the consolidated statements of operations.

Recent Accounting Pronouncements — Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Improvements to Income Tax Disclosures,” a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a registrant's effective tax rate reconciliation as well as information on income taxes paid. This standard should be applied prospectively, with retrospective application permitted. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard on December 31, 2025 using the prospective method of adoption.
The Company analyzed ASU 2023-09 and the impacts on the Company’s effective tax rate table and income taxes paid table in Note 12. The Company adjusted its effective tax rate table for the year ended December 31, 2025 to align with the increased information requirements and required descriptions. Due to the Company’s minimal foreign tax footprint, no jurisdictions were required to be detailed out separately in the effective tax rate table. Additionally, the Company provided a table of income taxes paid, net of refunds, for the year ended December 31, 2025 in Note 12. The significant federal, state, and foreign jurisdictions were determined based on a threshold of 5% of total income taxes paid, net of refunds.
Recent Accounting Pronouncements — Not Yet Adopted
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
3. Acquisitions
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
As a result of the Beacon Acquisition, QXO has transitioned to a building products distribution company and is the largest publicly traded distributor of roofing, waterproofing and complementary building products in North America. The Beacon Acquisition was a key milestone in the Company’s plan to become to tech-enabled leader in the $800 billion building products distribution industry and generate outsized value for shareholders.
The Company was determined to be the accounting acquirer in the Beacon Acquisition in accordance with ASC 805 primarily due to having board and common share voting control over the combined company, and its managers, including the chief executive officer, directing the activities of the newly merged entity. Furthermore, the Beacon Acquisition was initiated by QXO, and the Company retained the QXO name subsequent to the Beacon Acquisition. The historical financial statements of QXO prior to April 29, 2025 are reflected in this Annual Report as QXO’s historical financial statements. Accordingly, the financial results of QXO as of and for any periods prior to April 29, 2025 do not include the financial results of Beacon and current and future results will not be comparable to historical results.
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

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, and a reconciliation to total consideration transferred. The allocation of the purchase price is ongoing, and the Company continues to ascertain the reasonableness of the fair value of the assets acquired and liabilities assumed. Subsequent to the determination of the preliminary purchase price allocation, the Company recorded certain measurement period adjustments primarily related to accounts receivable, inventories, and deferred income taxes. The measurement period adjustments had a net impact of decreasing goodwill by $27.4 million.

(in millions)	Preliminary Allocation
Assets:
Accounts receivable	$1,316.3
Inventories	1,784.6
Vendor rebates receivable	240.0
Income tax receivable	19.9
Prepaid expenses and other current assets	81.1
Property and equipment	687.5
Goodwill	5,111.2
Intangibles	4,130.6
Operating lease right-of-use assets	708.0
Other non-current assets	17.5
Liabilities:
Accounts payable	(1,138.2)
Accrued expenses	(527.0)
Deferred income taxes	(910.3)
Other long-term liabilities	(27.5)
Operating lease liabilities	(668.2)
Finance lease liabilities	(181.5)
Preliminary aggregate acquisition consideration	$10,644.0
The following table presents a summary of intangible assets acquired and the weighted-average useful life of these assets:

(in millions, except weighted-average useful life)	Preliminary Fair Value	Weighted-Average Useful Life in Years
Customer relationships	$3,900.6	10.0
Trade names	230.0	3.0
Total intangible assets acquired	$4,130.6	9.6
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
A key assumption in the fair value measurement of the customer relationships intangible asset is the customer attrition rate, which projects the percentage of customer revenue from an existing customer base that is lost over the customer relationships intangible asset’s estimated useful life. Other key inputs used in the discounted cash flow analyses and other areas of judgment include projected financial information, discount rates used to present value future cash flows, royalty rates, economic useful life of assets and tax rates, as relevant, that market participants would consider when estimating fair values.
The Company incurred transaction costs of approximately $74.8 million related to the Beacon Acquisition. These costs were associated with legal and professional services and were recognized in selling, general and administrative expenses on the consolidated statements of operations.

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
The following table presents the Company’s pro forma combined net sales and net loss:

	Year Ended December 31,
(in millions)	2025	2024
Net sales	$9,536.8	$9,820.1
Net loss	$(332.4)	$(215.9)
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
Kodiak Building Partners Acquisition
On February 10, 2026, the Company entered into a definitive agreement to acquire Kodiak Building Partners from Court Square Capital Partners for approximately $2.25 billion. The purchase price comprises $2.0 billion of cash and 13.2 million of the Company’s common shares, with the Company retaining the right to repurchase these shares at $40 per share. The transaction is expected to close early in the second quarter of 2026, subject to the satisfaction of customary closing conditions.
4. Restructuring
Subsequent to the Beacon Acquisition, the Company developed a restructuring plan to streamline and simplify the organization, improve efficiency and reduce costs. As a result of the restructuring plan, the Company recorded $100.7 million in pre-tax restructuring charges, comprised of $54.6 million of severance and employee-related costs associated with corporate workforce optimization, a $41.1 million stock-based compensation charge associated with the impacted employees, and $5.0 million of lease abandonment costs. These restructuring charges are reflected in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2025. The severance and employee-related costs were recorded in accrued expenses, while the stock-based compensation charge was reflected as an adjustment to common stock and additional paid-in capital on the consolidated balance sheets. The severance and employee-related restructuring charge liability is expected to be paid in full by June 2026.
The following table shows the change in the restructuring charge liability during the year ended December 31, 2025:

	Severance and Employee-related Costs	Lease Abandonment Costs
(in millions)
Restructuring charge liability as of December 31, 2024	$—	$—
Restructuring charges	54.6	5.0
Payments	(28.4)	—
Non-cash settlement	—	(5.0)
Restructuring charge liability as of December 31, 2025	$26.2	$—

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
Lease abandonment costs primarily represent the write-off of the remaining carrying value of operating lease ROU assets for branch facilities that were abandoned in connection with the Company's restructuring plan. These lease abandonment charges are recognized as of the cease-use date. Other exit-related costs, including costs to close branch facilities, are recognized as incurred.
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
The Company’s revenues for its single operating segment are primarily derived from the sale of residential and non-residential roofing products, as well as complementary products, such as siding and waterproofing. The CODM evaluates performance for the Company’s single operating segment and decides how to allocate resources based on the Company’s consolidated net income that is reported in the consolidated statements of operations as net (loss) income. The measure of segment assets is reported on the consolidated balance sheets as total assets. These results are used to assess segment performance and determine the compensation of certain employees.
The operating segment financial information regularly reviewed by the CODM, inclusive of assets, revenue, expenses, profit or loss and noncash items are presented on a consolidated basis. Other segment items included in consolidated net income are depreciation, amortization, interest income (expense), net, loss on debt extinguishment, other income, net, and provision for (benefit from) income taxes, which are reflected on the consolidated statements of operations.
The following table presents information regarding the components of revenue, significant segment expenses and consolidated net (loss) income representative of the significant categories regularly provided to the CODM when managing the Company’s one operating segment:

	Year Ended December 31,
(in millions)	2025	2024
Net sales:
Residential roofing products	$3,307.1	$—
Non-residential roofing products	1,883.9	—
Complementary building products	1,592.7	—
Software products and services	58.5	56.9
Total net sales	$6,842.2	$56.9
Less:
Cost of products sold	$5,269.5	$33.8
Selling, general administrative expenses(1)	1,250.3	58.6
Stock-based compensation	144.5	34.4
Other segment items	457.3	(97.9)
Net (loss) income	$(279.4)	$28.0

(1) Excludes stock-based compensation.
Geographic Information
Net sales in the U.S. accounted for approximately 97% of total net sales for the year ended December 31, 2025, and approximately 96% of the Company’s long-lived assets were in the U.S. as of December 31, 2025. All of the Company’s net sales were derived from the U.S. for the year ended December 31, 2024, and all of the Company’s long-lived assets were in the U.S. as of December 31, 2024. The CODM does not review geographic asset information when assessing performance or allocating resources.

6. Equity
April 2024 Investment Agreement
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
Dividends on the Convertible Preferred Stock are payable quarterly, when, as and if declared by the Company’s board of directors at the rate per annum of 9% per share on the then-applicable liquidation preference (subject to certain exceptions in the event that the Company pays dividends on shares of its common stock). During the year ended December 31, 2025, the Company paid $90.0 million of dividends to holders of Convertible Preferred Stock. Subsequent to the close of the year ended December 31, 2025, the Company paid $22.5 million of quarterly dividends to holders of Convertible Preferred Stock.
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
Issuance of Mandatory Convertible Preferred Stock
On May 27, 2025, the Company completed a preferred stock offering, through which QXO issued and sold 11.5 million depositary shares (“Depositary Shares”), each representing a 1/20th interest in a share of the Company’s 5.50% Series B Mandatory Convertible Preferred Stock, liquidation preference $1,000 per share, par value $0.001 per share (the “Mandatory Convertible Preferred Stock”). The amount issued included 1.5 million Depositary Shares issued pursuant to the exercise in full of the option granted to the underwriters to purchase additional Depositary Shares. The Company received net proceeds from the offering of $558.1 million, after deducting underwriting discounts, commissions and offering expenses of $16.9 million.
Dividends
The Mandatory Convertible Preferred Stock will accumulate dividends (which may be paid in cash or, subject to certain limitations, in shares of common stock or in any combination of cash and common stock) at a rate per annum equal to 5.50% on the liquidation preference of $1,000 per share, payable when, as and if declared by the Company’s board of directors (or an authorized committee thereof), on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2025 and ending on, and including, May 15, 2028. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, the Company accrues dividends whether or not they are formally declared by the Company’s board of directors. During the year ended December 31, 2025, the Company paid $14.8 million of dividends to holders of Mandatory Convertible Preferred Stock. Subsequent to the close of the year ended December 31, 2025, the Company paid $7.9 million of quarterly dividends to holders of Mandatory Convertible Preferred Stock.
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
Registered Equity Offerings
In April 2025, the Company sold 37.7 million shares of the Company’s common stock in an underwritten public offering at a price of $13.25 per share. The closing of the equity offering was completed on April 21, 2025 and the Company raised $487.7 million in net proceeds from the equity offering, after deducting offering costs of $12.3 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 5.7 million shares of the Company’s common stock at a price of $13.25 per share less underwriting discounts and commissions. On May 5, 2025, the option was partially exercised with respect to 4.0 million shares resulting in an additional $51.8 million of net proceeds. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period.
In May 2025, the Company sold 48.5 million shares of the Company’s common stock in an underwritten public offering at a price of $16.50 per share. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 7.3 million shares of the Company’s common stock at a price of $16.50 per share less underwriting discounts and commissions. On May 21, 2025, the option was exercised in full. The closing of the equity offering was completed on May 23, 2025 and the Company raised $892.4 million in net proceeds from the equity offering, after deducting offering costs of $27.6 million.
In June 2025, the Company sold 89.9 million shares of the Company’s common stock in an underwritten public offering at a price of $22.25 per share. The closing of the equity offering was completed on June 26, 2025 and the Company raised $1.96 billion in net proceeds from the equity offering, after deducting offering costs of $37.8 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 13.5 million shares of the Company’s common stock at a price of $22.25 per share less underwriting discounts and commissions. On July 24, 2025, the option was partially exercised with respect to 1.7 million shares resulting in additional net proceeds of $38.1 million. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period.
In January 2026, the Company sold 31.6 million shares of the Company’s common stock in an underwritten public offering at a price of $23.80 per share. The closing of the equity offering was completed on January 20, 2026 and the Company raised $749.4 million in net proceeds from the equity offering, after deducting offering costs of $3.8 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 4.7 million shares of the Company’s common stock at a price of $23.80 per share less underwriting discounts and commissions. The option to purchase additional shares expired unexercised at the end of the 30-day period.
January 2026 Investment Agreement
Subsequent to the close of the year ended December 31, 2025, the Company entered into an investment agreement in January 2026 (the “January 2026 Investment Agreement”) with AP Quince Holdings, L.P., a fund managed by affiliates of Apollo Global Management, Inc., and the other investors party thereto (collectively, the “January 2026 Investors”). Pursuant to the January 2026 Investment Agreement, the January 2026 Investors committed until July 15, 2026 (the “Initial Commitment Period”) to purchase up to 300,000 shares of a new series of Series C Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), for an aggregate purchase price of $3.0 billion to fund one or more acquisitions of assets, equity or businesses (or portions thereof) for a purchase price in excess of $1.5 billion or as otherwise determined by the Company (each, a “Qualifying Acquisition”). The Initial Commitment Period will be extended with respect to the commitment for a Qualifying Acquisition up to an additional 12 months if a definitive acquisition agreement for such Qualifying Acquisition is executed before the expiration of the Initial Commitment Period.
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
The following table presents the components and calculations of basic and diluted net income (loss) per common share attributable to common stockholders:

(in millions, except per share amounts; certain amounts may not recalculate due to rounding)	Year Ended December 31,
	2025	2024
Basic and diluted earnings (loss) per common share computation:
Net (loss) income	$(279.4)	$28.0
Less: Convertible Preferred Stock dividend	(90.0)	(51.0)
Less: Mandatory Convertible Preferred Stock dividend	(18.9)	—
Less: Undistributed earnings allocated to participating securities	—	—
Loss attributable to common shareholders	$(388.3)	$(23.0)

Weighted-average common shares	571.0	185.0
Weighted-average Pre-Funded Warrants	42.0	19.0
Total weighted-average common shares outstanding	613.0	204.0

Basic and diluted loss per common share	$(0.63)	$(0.11)
Subsequent to the year ended December 31, 2025, the Company sold 31.6 million shares of the Company’s common stock in an underwritten public offering, the impact of which was not included in the computation of diluted net income (loss) per common share.
The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per common share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Year Ended December 31,
(in millions)	2025	2024
Convertible Preferred Stock	219.0	219.0
Mandatory Convertible Preferred Stock	32.7	—
Warrants	219.0	219.0
Stock-based awards	26.2	21.9
Total potential dilutive securities not included in loss per common share	496.9	459.9

Subsequent to the year ended December 31, 2025, the Company received commitments from investors for investing up to $3.0 billion for the issuance of up to 300,000 shares of Series C Preferred Stock with a stated value of $10,000 per share contingent on a Qualifying Acquisition, the issuance of which may result in dilutive common shares in the future. If issued, the stated value of the Series C Preferred Stock will be, at the option of the holders, convertible into the Company’s common stock at an initial conversion price of $23.25 per share.
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
Subject to adjustment for changes in capitalization, the maximum aggregate number of shares of common stock that may be delivered pursuant to awards granted under the 2024 Plan shall be equal to 30,000,000 (the “Plan Share Limit”), of which 30,000,000 shares of common stock may be delivered pursuant to ISOs granted under the 2024 Plan (such amount, the “Plan ISO Limit”). The 2024 Plan provides that the Plan Share Limit shall automatically increase on January 1 of each calendar year commencing on January 1, 2025 and ending on January 1, 2034 in an amount equal to three percent (3%) of the sum of: i) the number of shares of common stock outstanding as of December 31 of the preceding calendar year, and ii) the number of shares of common stock into which the Convertible Preferred Stock outstanding on December 31 of the preceding calendar year are convertible. The Company may act prior to the first day of any calendar year to provide that there shall be no increase in the Plan Share Limit for such calendar year or that the increase in the Plan Share Limit for such calendar year shall be a lesser number of shares than would otherwise occur. The Compensation and Talent Committee took no action to alter the automatic increase effective January 1, 2026 in the Plan Share Limit under the 2024 Plan. The automatic renewal increased the Plan Share Limit to 62.0 million shares, including shares available for issuance as a result of the Converted Beacon Stock Plan (as defined below), for the calendar year commencing on January 1, 2026.
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
As of December 31, 2025, there were 35.2 million additional shares of the Company’s common stock reserved for future issuance under the 2024 Plan.
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
The total fair value of the Converted RSUs and Converted NSOs was $176.8 million as of the Beacon Acquisition’s Closing Date, of which $87.5 million was related to pre-combination expense and was included as a component of purchase price. The remaining fair value of $89.3 million relates to post-combination expense, of which $59.3 million was recognized during the year ended December 31, 2025. As of December 31, 2025, the future unrecognized stock-based compensation expense related to the outstanding Converted RSUs was $23.9 million, which will be recognized over a remaining service period of 1.3 years. As of December 31, 2025, the future unrecognized stock-based compensation expense related to the outstanding Converted NSOs was $0.7 million, which will be recognized over a remaining service period of 0.9 years.

Converted NSOs
Converted NSOs generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant date. During the year ended December 31, 2025, the Company issued 5.1 million of Converted NSOs with a weighted-average exercise price of $5.04, of which 3.8 million were exercised during the period at a weighted-average exercise price of $5.02. There was no other activity related to NSOs during the year ended December 31, 2025.
RSUs
The Company grants RSUs which vest subject to the employee’s continued employment with the Company through the applicable vesting date.
The following table summarizes the activity related to the Company’s RSUs for the year ended December 31, 2025:

(in millions, except for weighted-average grant date fair value)	Number of RSUs	Weighted-Average Grant Date Fair Value
Balance at beginning of period	13.5	$11.57
Granted	1.8	$17.70
Converted RSUs	9.7	$13.23
Vested(1)	(6.7)	$12.77
Forfeited	(2.2)	$12.12
Balance at end of period	16.1	$12.69

(1) The number of RSUs vested includes 2.0 million RSUs that vested on December 31, 2025, but were not legally settled until January 2026.
The following table summarizes additional information regarding RSUs:

	Year Ended December 31,
	2025	2024
Weighted-average fair value per share of RSUs granted and converted	$13.94	$11.57
Total grant date fair value of RSUs vested	$86.0	$—
Total intrinsic value of RSUs released	$122.7	$—
As of December 31, 2025, total unrecognized stock-based compensation expense related to unvested RSUs was $148.0 million and is expected to be recognized over a weighted-average period of 3.4 years.
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
The following table summarizes the market-based conditions:

Percentile Position vs. S&P 500 Index Companies	Units Earned as a Percentage of Target
Below 55th Percentile	—%
55th Percentile	100%
65th Percentile	150%
75th Percentile	175%
80th Percentile	200%
90th Percentile	225%

The following table summarizes the activity related to the Company’s PRSUs for the year ended December 31, 2025:

(in millions, except for weighted-average grant date fair value)	Number of PRSUs	Weighted- Average Grant Date Fair Value
Balance at beginning of period	8.4	$20.24
Granted	0.4	$18.83
Balance at end of period	8.8	$20.17
As of December 31, 2025, total unrecognized stock-based compensation expense related to unvested PRSUs was $103.4 million and is expected to be recognized over a weighted-average period of 2.8 years.
Subsequent to the year ended December 31, 2025, 2.4 million PRSUs with performance goals relating to the Company’s total stock return compared to the total stock return ranking of each company that is in the S&P 500 index for the performance period ended December 31, 2025 vested upon certification of the results by the Compensation and Talent Committee of the Company’s board of directors.
The fair value of PRSUs with a market condition is determined on the date of grant using a Monte Carlo model to simulate total stockholder return for the Company and peer companies. The following weighted-average assumptions were used in the Monte Carlo model in determining the fair value of PRSUs granted during the year ended December 31, 2025 and 2024:

	Year Ended December 31,
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
Stock-Based Compensation Expense
Stock-based compensation expense is included within selling, general and administrative expenses in the consolidated statements of operations. The Company recognized stock-based compensation expense as follows:

	Year Ended December 31,
(in millions)	2025	2024
NSOs	$8.5	$—
RSUs	83.0	12.6
PRSUs	53.0	21.8
Total stock-based compensation expense	$144.5	$34.4

9. Debt
The following table summarizes all outstanding debt:

	As of
	December 31, 2025
(in millions)	Principal Balance	Carrying Value	Fair Value
Long-term Debt, net
Term Loan Facility(1)	$850.0	$827.8	$852.1
Notes(2)	2,250.0	2,229.5	2,356.9
Long-term debt, net	$3,100.0	$3,057.3	$3,209.0

(1) Interest rate of 5.72% as of December 31, 2025.
(2) Interest rate of 6.75% as of December 31, 2025.
The Company did not have any outstanding debt as of December 31, 2024.
As of December 31, 2025, all outstanding debt was classified as Level 2 in the fair value hierarchy. The fair values of QXO Building Products’ Notes and Term Loan Facility were based upon recent trading prices.
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
The Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default. As of December 31, 2025, the Issuer and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $22.2 million related to the Notes were capitalized and are being amortized over the term of the financing arrangement.
As of December 31, 2025, the outstanding balance on the Notes, net of $20.5 million of unamortized debt issuance costs, was $2.23 billion.
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
The Term Loan Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The Term Loan Credit Agreement contains certain customary events of default, including relating to a change of control. As of December 31, 2025, the Borrower and its restricted subsidiaries were in compliance with these covenants.
The principal amount of borrowing under the Term Loan Facility was reduced by an original issue discount (“OID”) of 1%. OID costs of $22.5 million and debt issuance costs of $50.9 million related to the Term Loan Facility were capitalized and are being amortized over the term of the financing arrangement.
On May 29, 2025, the Borrower made a voluntary principal prepayment of $1.40 billion under the Term Loan Facility. As a result, the Borrower was relieved of its obligation to make quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the Term Loan Facility. Additionally, as a result of the principal prepayment, the Borrower recognized a loss on debt extinguishment of $45.7 million comprised of $14.0 million of unamortized OID costs and $31.7 million of unamortized debt issuance costs related to the Term Loan Facility.
On November 5, 2025, the Borrower amended the Term Loan Credit Agreement in order to refinance the Term Loan Facility. The amendment reduced the applicable margin for borrowings under the Term Loan Facility from 3.00% to 2.00% for Term SOFR borrowings and from 2.00% to 1.00% for base rate borrowings (the “Term Loan Refinancing”). As a result of the Term Loan Refinancing, the Borrower recognized a loss on debt extinguishment of $4.0 million, which is comprised of $0.9 million of unamortized OID costs, $2.2 million of unamortized debt issuance costs, and $0.9 million of third-party fees associated with the modification of the Term Loan Facility. Additionally, new debt issuance costs of $0.1 million were capitalized and are being amortized over the term of the financing arrangement.
The loss on debt extinguishment resulting from the principal prepayment and the subsequent Term Loan Refinancing was separately recognized on the consolidated statements of operations.
As of December 31, 2025, the outstanding balance on the Term Loan Facility, net of $6.8 million of unamortized OID costs and $15.4 million of unamortized debt issuance costs, was $827.8 million.
ABL Credit Agreement
On April 29, 2025, Merger Sub, as initial borrower, entered into the Asset-Based Revolving Credit Agreement (the “ABL Credit Agreement”), with Holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, which provides for an asset-based revolving credit facility (the “ABL Facility”), with an aggregate borrowing availability equal to the lesser of $2.0 billion, and the borrowing base. Upon the consummation of the Beacon Acquisition, the Borrower entered into a joinder to the ABL Credit Agreement as the surviving borrower. The ABL Facility matures on April 29, 2030. Based on the Borrower’s borrowing base as of December 31, 2025, the Borrower had $1.97 billion borrowing capacity under the ABL Facility.
Borrowings under the ABL Facility bear interest at a rate equal to, at the Borrower’s option, either (a) (x) Term SOFR determined by reference to the secured overnight financing rate published by the Federal Reserve Bank of New York, which rate shall be no less than zero or (y) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the prime rate quoted by the Wall Street Journal as the “Prime Rate” and (iii) the sum of one-month adjusted Term SOFR plus 1.00% per annum, which base rate shall be no less than 1.00%, or (b) (x) with respect to borrowings of Canadian dollars, Term CORRA determined by reference to the interbank offered rate administered by the CORRA Administrator, which rate shall be no less than zero or (y) a base rate determined by reference to the highest of (i) zero (0%), (ii) the one-month Term CORRA plus 1.00% per annum or (iii) the prime rate reported by Reuters, in each case plus an applicable margin based on excess availability set forth in the ABL Credit Agreement. The Borrower is also required to pay a commitment fee equal to 0.20% per annum (depending on the average utilization of the commitments) to the lenders under the ABL Facility in respect of the unutilized commitments thereunder. The Borrower can make voluntary prepayments at any time without penalty, subject to customary breakage costs.

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
The ABL Facility requires that the Borrower, commencing on or after the last day of the first full fiscal quarter ending after the closing date of the ABL Facility, maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time that availability is less than the greater of (x) $120 million and (y) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time. As of December 31, 2025, the Borrower and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $18.8 million related to the ABL Facility were capitalized and are being amortized ratably over the term of the financing arrangement. The debt issuance costs related to the ABL Facility are presented as an asset, included in other assets, net on the consolidated balance sheets. As of December 31, 2025, there were $16.3 million of unamortized debt issuance costs related to the ABL Facility.
As of December 31, 2025, there was no outstanding balance on the ABL Facility. The Borrower and its restricted subsidiaries had $21.2 million in outstanding standby letters of credit issued under the ABL Facility as of December 31, 2025.
Other Information
All required principal payments on outstanding debt are due after December 31, 2030.
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
10. Leases
The Company primarily operates in leased branch facilities and corporate offices, which are accounted for as operating leases. The real estate leases expire between 2026 and 2037. The Company also leases equipment, such as trucks and forklifts. Equipment leases are accounted for as either operating or finance leases. The equipment leases expire between 2026 and 2032.
The following table presents components of lease costs recognized in the consolidated statements of operations:

	Year Ended December 31,
(in millions)	2025	2024
Operating lease costs	$119.3	$0.3
Finance lease costs:
Amortization of right-of-use assets	33.1	0.2
Interest on lease obligations	8.1	—
Variable lease costs	13.6	0.2
Total lease costs	$174.1	$0.7

The following table presents supplemental cash flow information related to the Company’s leases:

	Year Ended December 31,
(in millions)	2025	2024
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$107.4	$0.3
Operating cash outflows from finance leases	$8.0	$—
Financing cash outflows from finance leases	$30.3	$0.2
Right-of-use assets obtained in exchange for new finance lease liabilities	$34.5	$0.1
Right-of-use assets obtained in exchange for new operating lease liabilities	$29.2	$—
As of December 31, 2025, the Company’s operating leases had a weighted-average remaining lease term of 6.1 years and a weighted-average discount rate of 6.59%, and the Company’s finance leases had a weighted-average remaining lease term of 4.2 years and a weighted-average discount rate of 6.59%.
The following table summarizes future lease payments for each of the next five years ending December 31 and thereafter:

(in millions)	Operating Leases	Finance Leases
2026	$148.0	$60.1
2027	148.8	54.8
2028	131.2	43.6
2029	111.3	30.5
2030	89.9	18.9
Thereafter	190.8	6.3
Total future lease payments	820.0	214.2
Imputed interest	(150.7)	(26.3)
Total lease liabilities	$669.3	$187.9
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

12. Income Taxes
The components of (loss) income before (benefit from) provision for income taxes and (benefit from) provision for income taxes are as follows:

	Year Ended December 31,
(in millions)	2025	2024
(Loss) income before (benefit from) provision for income taxes
U.S.	$(350.2)	$50.8
Foreign	13.1	—
Total	$(337.1)	$50.8

(Benefit from) provision for income taxes
Provision for (benefit from) current income taxes
U.S. federal	$0.7	$16.6
Foreign	3.4	—
U.S. state and local	(0.8)	7.4
Total provision for current income taxes	3.3	24.0

(Benefit from) provision for deferred income taxes
U.S. federal	(52.7)	(0.7)
Foreign	—	—
U.S. state and local	(8.3)	(0.5)
Total benefit from deferred income taxes	(61.0)	(1.2)

Total (benefit from) provision for income taxes
U.S. federal	(52.0)	15.9
Foreign	3.4	—
U.S. state and local	(9.1)	6.9
Total (benefit from) provision for income taxes	$(57.7)	$22.8

The following table is a reconciliation of the U.S. federal statutory income tax rate of 21% to the Company’s effective tax rate for the year ended December 31, 2025 pursuant to the disclosure requirements of ASU 2023-09. See Note 2 for additional details regarding the Company’s prospective adoption of ASU 2023-09.

	Year Ended December 31, 2025
(in millions, except percentages)	Amount	Percent
U.S. federal statutory income tax rate	$(70.8)	21.0%

Domestic federal
Non-taxable and non-deductible items
Section 162(m) limitation	19.6	(5.8)%
Non-taxable stock compensation	(5.3)	1.6%
Non-deductible transaction costs	4.8	(1.4)%
Other	0.2	(0.1)%
Changes in valuation allowance	(0.1)	—%
Other	2.1	(0.6)%

Domestic state and local income taxes, net of federal effect(1)	(8.9)	2.6%

Foreign tax effects
Other foreign jurisdictions	0.7	(0.2)%

Effective tax rate	$(57.7)	17.1%

(1) State and local income taxes in California, Florida, Pennsylvania, Georgia, New Jersey, New York, Maryland, Illinois, and Virginia comprise the majority of the domestic state and local income taxes, net of federal effect category.

The following table is a reconciliation of the U.S. federal statutory income tax rate of 21% to the Company’s effective tax rate for the year ended December 31, 2024:

Year Ended December 31, 2024
U.S. federal statutory income tax rate	21.0%
State income tax, net of federal benefit	10.7%
Permanent items	13.5%
Return to provision for prior year	—%
Changes in valuation allowance	(0.2)%
Effective tax rate	45.0%

Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting purposes. Deferred tax assets and liabilities are compromised of the following:

	As of
	December 31,
(in millions)	2025	2024
Deferred tax assets:
Lease liabilities	$164.9	$—
Share-based payments	20.4	1.4
Accrued expenses	20.9	0.1
Inventory valuation	38.5	—
Allowance for credit losses	16.4	0.1
Net operating loss	25.9	0.7
Tax credit carryforwards	0.3	—
Intangible assets	—	0.5
Other	0.2	—
Total deferred tax assets	287.5	2.8

Deferred tax liabilities:
Intangible assets	(848.5)	—
Lease right-of-use assets	(170.5)	—
Property and equipment	(107.9)	(0.1)
Financing	(7.8)	—
Total deferred tax liabilities	(1,134.7)	(0.1)
Valuation allowance	—	(0.1)
Net deferred income tax (liabilities) assets	$(847.2)	$2.6
As of December 31, 2025 and December 31, 2024, the Company had U.S. federal net operating loss carryforwards of $102.5 million and $3.4 million, respectively, all of which have an indefinite carryforward. Certain acquired net operating loss carryforwards are subject to an annual limitation but are expected to be realized. As of December 31, 2025, the Company had state net operating loss carryforwards of $5.5 million that expire in varying amounts over the next 20 years. As of December 31, 2024, the Company had no state net operating loss carryforwards.
The Company regularly assesses the need for a valuation allowance of its deferred tax assets, and to the extent it is determined that an adjustment is needed, such adjustment will be recorded in the period that the determination is made.
As a result of the Beacon Acquisition, the Company recorded net deferred tax liabilities of $910.3 million. This consists of $900.4 million of intangible assets and $122.7 million of fixed assets, partially offset by inventories, net operating losses, 163(j) carryforwards, and other deferred tax assets and credit carryforwards of $112.8 million.
The increase in deferred tax assets as of December 31, 2025 as compared to December 31, 2024 primarily relates to additional U.S. federal and state net operating loss carryforwards from the current year taxable loss position and increases in the book basis of inventories from the Beacon Acquisition. The increase in deferred tax liabilities as of December 31, 2025 as compared to December 31, 2024 primarily relates to intangible and fixed assets recognized in connection with the Beacon Acquisition, which are not deductible for tax purposes when amortized or depreciated.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. The Company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts do not have a material effect on the tax rate for the year ended December 31, 2025. The majority of the tax law changes will take effect in future years.

The Company’s non-domestic subsidiary, Beacon Roofing Supply Canada Company (“BRSCC”), is treated as a controlled foreign corporation. BRSCC’s taxable income, which reflects all of the Company’s Canadian operations, is being taxed only in Canada and would generally be taxed in the U.S. only upon an actual or deemed distribution. The Company expects that BRSCC’s earnings will be indefinitely reinvested for the foreseeable future; therefore, no U.S. deferred tax asset or liability for the differences between the book basis and the tax basis of BRSCC has been recorded as of December 31, 2025. Under the Tax Cuts and Jobs Act enacted in December 2017, future distributions from foreign subsidiaries will generally be subject to a federal dividends received deduction in the U.S. Should the earnings be remitted as dividends, the Company may be subject to additional foreign withholding and state income taxes. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings.
As of December 31, 2025 and December 31, 2024, there were no uncertain tax positions which, if recognized, would affect the Company’s effective tax rate.
The following table presents income taxes paid, net of refunds, disaggregated by significant federal, state, and foreign jurisdictions for the year ended December 31, 2025. The significant federal, state, and foreign jurisdictions were determined based on a threshold of 5% of total income taxes paid, net of refunds, in accordance with ASU 2023-09.

(in millions)	Year Ended December 31, 2025
U.S. federal	$22.0

U.S. state and local
Connecticut	6.0
Other	7.0
Total U.S. state and local income taxes paid, net of refunds	13.0

Foreign
Canada	3.2

Total income taxes paid, net of refunds	$38.2
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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). As of the end of the period covered by this Annual Report, the Company’s management evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of the Company’s internal control over financial reporting. This evaluation was conducted using the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013. Based upon that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.

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
On April 29, 2025, the Company completed its acquisition of Beacon (see Note 3 – Acquisitions of Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report). In accordance with the SEC’s guidance that a recently acquired business may be omitted from the scope of management’s assessment for up to one year from the date of acquisition, the Company’s management has excluded Beacon from its evaluation of its internal control over financial reporting as of December 31, 2025. As of and for the year ended December 31, 2025, total assets of Beacon represented 86.1% of consolidated total assets of the Company, and total revenues of Beacon represented 99.1% of total revenues of the Company.
This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company's internal control over financial reporting.
Changes to Internal Control over Financial Reporting
On April 29, 2025, the Company completed its acquisition of Beacon (see Note 3 – Acquisitions of Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report). The Company is currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the fiscal quarter ended December 31, 2025, except as noted above, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on the Effectiveness of Controls
Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Item 9B. Other Information
The predecessor financial information is included as Exhibits 99.1, 99.2, and 99.3 to this Annual Report and are incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated herein by reference is the text found in this Annual Report from the section titled, “Information About Our Executive Officers” in Item 1 of Part I. The remaining information required by Item 10 of Part III of Form 10-K is incorporated herein by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.
The Company has a Securities Trading Policy that governs the purchase, sale and other dispositions of its securities by directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Securities Trading Policy is included as Exhibit 19.1 to this Annual Report.
Item 11. Executive Compensation
Information required by Item 11 of Part III of Form 10-K is incorporated herein by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 12 of Part III of Form 10-K is incorporated herein by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Item 13 of Part III of Form 10-K is incorporated herein by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
Information required by Item 14 of Part III of Form 10-K incorporated herein by reference from our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of fiscal year ended December 31, 2025.

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
Exhibits
(a)

		Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Amended and Restated Investment Agreement, dated April 14, 2024, by and among QXO, Inc. and Jacobs Private Equity II, LLC (on behalf of itself and on behalf of each of the other Investors). +	8-K	2.1	April 15, 2024
2.2	Agreement and Plan of Merger, dated as of March 20, 2025, by and among QXO, Inc., Beacon Roofing Supply, Inc. and Queen MergerCo, Inc. +	8-K	2.1	March 20, 2025
2.3	Agreement and Plan of Merger, dated as of February 10, 2026, by and among QXO, Inc., Kodiak Building Supply Inc., Juno Merger Sub, Inc. and CSC Shareholder Services LLC. +	8-K	2.1	February 11, 2026
3.1	Fifth Amended and Restated Certificate of Incorporation of the Company, dated June 6, 2024.	8-K	3.1	June 6, 2024
3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of the Company, dated June 6, 2024.	8-K	3.2	June 6, 2024
3.3	Certificate of Designation of the Convertible Perpetual Preferred Stock of QXO, Inc.	8-K	4.1	June 6, 2024
3.4	Certificate of Designations of 5.50% Series B Mandatory Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware and effective May 27, 2025.	8-K	3.1	May 27, 2025
3.5	Amended and Restated Bylaws of the Company.	8-K	3.3	June 6, 2024
4.1*	Description of Capital Stock.
4.2	Form of Warrant Certificate.	8-K	4.2	June 6, 2024
4.3	Form of Warrant Certificate.	8-K	4.3	June 6, 2024
4.4	Form of Warrant Certificate.	8-K	4.4	June 6, 2024
4.5	Form of Pre-Funded Warrant.	8-K	4.1	June 14, 2024
4.6	Form of Certificate for the 5.50% Series B Mandatory Convertible Preferred Stock (included as Exhibit A to Exhibit 3.4).	8-K	4.1	May 27, 2025
4.7	Deposit Agreement, dated as of May 27, 2025, among QXO, Inc., Equiniti Trust Company, LLC, acting as the Depositary, and the holders from time to time of the depositary receipts described therein.	8-K	4.2	May 27, 2025
4.8	Form of Depositary Receipt for the Depositary Shares (included as Exhibit A to Exhibit 4.7).	8-K	4.3	May 27, 2025
4.9	Indenture, dated as of April 29, 2025, among Queen MergerCo, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	4.1	April 29, 2025
4.10	Supplemental Indenture No. 1, dated as of April 29, 2025, among QXO Building Products, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	4.2	April 29, 2025
10.1	Term Loan Credit Agreement, dated as of April 29, 2025, among Queen HoldCo, LLC, as Holdings, Queen MergerCo, Inc., as Borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	10.1	April 29, 2025
10.2	Asset-Based Revolving Credit Agreement, dated as of April 29, 2025, among Queen HoldCo, LLC, as Holdings, Queen MergerCo, Inc., as Borrower, the subsidiary borrowers party thereto, the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent and collateral agent.	8-K	10.2	April 29, 2025

10.3	Joinder to Credit Agreement, dated as of April 29, 2025, by QXO Building Products, Inc., as Surviving Borrower, in respect of the Term Loan Credit Agreement, dated as of April 29, 2025, among Queen HoldCo, LLC, as Holdings, Queen MergerCo, Inc., as Borrower, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	10.3	April 29, 2025
10.4	Joinder to Credit Agreement, dated as of April 29, 2025, by QXO Building Products, Inc., as Surviving Borrower, in respect of the Asset-Based Revolving Credit Agreement, dated as of April 29, 2025, among Queen HoldCo, LLC, as Holdings, Queen MergerCo, Inc., as Borrower, the subsidiary borrowers party thereto, the lenders and issuing banks party thereto and Citibank, N.A., as administrative agent and collateral agent.	8-K	10.4	April 29, 2025
10.5	Stockholders Agreement, dated as of June 6, 2024, by and among the Company, the Other Investors and JPE.	8-K	10.1	June 6, 2024
10.6	Registration Rights Agreement, dated as of June 6, 2024, by and among the Company, JPE and the other investors.	8-K	10.2	June 6, 2024
10.7	Form of Purchase Agreement, dated as of June 13, 2024, by and between QXO, Inc. and the Investors signatory thereto.	8-K	10.1	June 14, 2024
10.8	Form of Purchase Agreement, dated as of July 22, 2024, by and between QXO, Inc. and the Investors signatory thereto.	8-K	10.1	July 22, 2024
10.9	Form of Purchase Agreement, dated as of March 17, 2025, by and between QXO, Inc. and the Investors signatory thereto	8-K	10.1	March 17, 2025
10.10	Incremental Assumption and Amendment Agreement No.1, dated November 5, 2025, by and among Queen HoldCo, LLC, as Holdings, QXO Building Products, Inc., as Borrower, the subsidiary loan parties party thereto, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	10.1	November 5, 2025
10.11*	Investment Agreement, dated as of January 5, 2026, by and among QXO, Inc., AP Quince Holdings, L.P. and the other investors party thereto.
10.12***	Employment Agreement, dated as of June 5, 2024, by and between Brad Jacobs and the Company.	8-K	10.3	June 6, 2024
10.13***	Offer Letter, dated April 14, 2024, by and between QXO, Inc. and Mark Meller.	8-K	10.2	April 15, 2024
10.14***	Offer Letter, dated June 6, 2024, by and between QXO, Inc. and Christopher Signorello.	10-Q	10.5	August 14, 2025
10.15***	Offer Letter, dated June 14, 2024, by and between QXO, Inc. and Sean Smith.	10-Q	10.10	August 14, 2024
10.16***	Employment Agreement, dated as of July 17, 2024, by and between QXO, Inc. and Ihsan Essaid.	10-Q	10.1	November 13, 2024
10.17***	QXO, Inc. Severance Plan.	10-Q	10.9	August 14, 2024
10.18***	QXO, Inc. 2024 Omnibus Incentive Compensation Plan.	8-K	10.1	June 5, 2024
10.19***	Form of Restricted Stock Unit Award Agreement.	10-Q	10.11	August 14, 2024
10.20*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.
10.21*	Form of Performance-Based Restricted Stock Unit Award Agreement.
16.1	Letter re Change in Certifying Accountant.	8-K	16.1	March 26, 2025
19.1	Securities Trading Policy of QXO, Inc.	10-Q	19.1	August 14, 2025
21.1*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Marcum LLP, Independent Registered Public Accounting Firm
23.3*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
23.4*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy of QXO, Inc.	10-K	97.1	March 4, 2025
99.1*	Predecessor financial information for QXO Building Products, Inc. for the period from January 1, 2025 to April 28, 2025
99.2*	Predecessor financial information for QXO Building Products, Inc. for the year ended December 31, 2024
99.3*	Management’s discussion and analysis of predecessor financial information for QXO Building Products, Inc.

101.INS*	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.PRE*	Inline XBRL Taxonomy Extension Presentation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.DEF*	Inline XBRL Taxonomy Extension Definition
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith
**Furnished herewith
***Management contract or compensatory plan or arrangement.
+ Schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. QXO agrees to furnish supplementally a copy of any omitted schedules and/or exhibits to the SEC on a confidential basis upon request.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

QXO, INC.

Date: February 27, 2026	By:	/s/ Brad Jacobs
Brad Jacobs
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Brad Jacobs	Chief Executive Officer and Chairman of the Board of Directors	February 27, 2026
Brad Jacobs	(Principal Executive Officer)

/s/ Ihsan Essaid	Chief Financial Officer	February 27, 2026
Ihsan Essaid	(Principal Financial Officer)

/s/ Sean Smith	Chief Accounting Officer	February 27, 2026
Sean Smith	(Principal Accounting Officer)

/s/ Allison Landry	Lead Independent Director	February 27, 2026
Allison Landry

/s/ Jason Aiken	Director	February 27, 2026
Jason Aiken

/s/ Marlene Colucci	Director	February 27, 2026
Marlene Colucci

/s/ Mario Harik	Director	February 27, 2026
Mario Harik

/s/ Mary Kissel	Director	February 27, 2026
Mary Kissel

/s/ Jared Kushner	Director	February 27, 2026
Jared Kushner