Form 10-Q
period 2026-03-31
QXO, Inc.
filed 2026-05-12
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-Q
____________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026
or
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2026, there were 725,168,030 shares outstanding of the registrant’s common stock.

QXO, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended March 31, 2026

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
•the risk that the anticipated benefits of our acquisition of Beacon Roofing Supply, Inc. (the “Beacon Acquisition”), Kodiak Building Partners (the “Kodiak Acquisition”), TopBuild Corp. (the “TopBuild Acquisition”) or any future acquisition may not be fully realized or may take longer to realize than expected;
•the effect of the Beacon Acquisition and Kodiak Acquisition, the pendency of the TopBuild Acquisition or any future acquisition on our business relationships with employees, customers or suppliers, operating results and business generally;
•risks related to our obligations under the indebtedness we incurred in connection with the Beacon Acquisition and intend to incur in connection with the TopBuild Acquisition;
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
•the risk that the TopBuild Acquisition may not be completed on the anticipated terms or timeline, or at all, including as a result of the failure to obtain required regulatory or stockholder approvals;
•the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the TopBuild Merger Agreement (as defined herein), including in circumstances requiring us to pay a termination fee;
•the possibility that the TopBuild Acquisition may be more expensive to complete than anticipated, including as a result of unexpected factors or events, significant transaction costs or unknown liabilities;
•potential litigation and/or regulatory action relating to the TopBuild Acquisition; and
•other factors, including those set forth in the Company’s filings with the Securities and Exchange Commission (the “SEC”), including its most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

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

Item 1. Condensed Consolidated Financial Statements
QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$3,046.3	$2,361.6
Accounts receivable, net	1,135.7	1,145.1
Inventories, net	1,668.2	1,497.3
Vendor rebates receivable	478.8	427.0
Income tax receivable	32.8	31.6
Prepaid expenses and other current assets	94.8	83.7
Total current assets	6,456.6	5,546.3
Property and equipment, net	659.7	688.6
Goodwill	5,129.4	5,111.3
Intangibles, net	3,704.5	3,819.1
Operating lease right-of-use assets, net	669.7	689.6
Other assets, net	40.3	32.4
Total assets	$16,660.2	$15,887.3

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,170.8	$819.0
Accrued expenses	606.5	574.3
Current portion of operating lease liabilities	110.1	107.5
Current portion of finance lease liabilities	49.8	49.2
Total current liabilities	1,937.2	1,550.0
Long-term debt, net	3,058.6	3,057.3
Deferred income tax liabilities, net	789.4	847.2
Operating lease liabilities	554.4	561.8
Finance lease liabilities	129.6	138.7
Other long-term liabilities	26.1	25.5
Total liabilities	6,495.3	6,180.5
Commitments and contingencies (Note 11)
Stockholders’ equity:
Mandatory Convertible Preferred Stock, $0.001 par value; 0.6 shares authorized, issued and outstanding as of March 31, 2026 and December 31, 2025	558.1	558.1
Convertible Preferred Stock, $0.001 par value; authorized 10.0 shares, 1.0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	498.6	498.6
Common stock, $0.00001 par value; authorized 2,000.0 shares; 710.8 and 674.5 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	9,760.2	9,046.9
Retained earnings (accumulated deficit)	(652.0)	(394.5)
Accumulated other comprehensive loss	—	(2.3)
Total stockholders’ equity	10,164.9	9,706.8
Total liabilities and stockholders’ equity	$16,660.2	$15,887.3
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$1,730.2	$13.5
Cost of products sold	1,320.9	8.1
Gross profit	409.3	5.4
Operating expense:
Selling, general and administrative	497.0	44.4
Depreciation	47.3	0.1
Amortization	116.9	0.2
Total operating expense	661.2	44.7
Loss from operations	(251.9)	(39.3)
Interest (expense) income, net	(31.1)	56.6
Other income, net	2.7	—
(Loss) income before (benefit from) provision for income taxes	(280.3)	17.3
(Benefit from) provision for income taxes	(53.2)	8.5
Net (loss) income	$(227.1)	$8.8
Loss per common share - basic and diluted (Note 7)	$(0.35)	$(0.03)

Total weighted-average common shares outstanding:
Basic	744.4	451.4
Diluted	744.4	451.4

See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(227.1)	$8.8
Other comprehensive income:
Foreign currency translation adjustment	2.3	—
Total other comprehensive income	2.3	—
Comprehensive (loss) income	$(224.8)	$8.8
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(in millions)
(Unaudited)

	Mandatory Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Shares	Amount	Shares	Amount	Shares	Amount				Total
Three Months Ended March 31, 2026
Balance as of December 31, 2025	0.6	$558.1	1.0	$498.6	674.5	$—	$9,046.9	$(394.5)	$(2.3)	$9,706.8
Series C Preferred Stock commitment	—	—	—	—	—	—	(47.3)	—	—	(47.3)
Mandatory Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(7.9)	—	(7.9)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(22.5)	—	(22.5)
Issuance of common stock, net of issuance costs	—	—	—	—	31.6	—	748.6	—	—	748.6
Proceeds from stock option exercises	—	—	—	—	0.2	—	0.9	—	—	0.9
Vesting of stock-based compensation awards	—	—	—	—	4.5	—	—	—	—	—
Tax withholdings for stock-based compensation awards	—	—	—	—	—	—	(28.1)	—	—	(28.1)
Stock-based compensation	—	—	—	—	—	—	39.2	—	—	39.2
Other comprehensive income	—	—	—	—	—	—	—	—	2.3	2.3
Net loss	—	—	—	—	—	—	—	(227.1)	—	(227.1)
Balance as of March 31, 2026	0.6	$558.1	1.0	$498.6	710.8	$—	$9,760.2	$(652.0)	$—	$10,164.9

Three Months Ended March 31, 2025
Balance as of December 31, 2024	—	$—	1.0	$498.6	409.4	$—	$4,560.5	$(6.2)	$—	$5,052.9
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	(22.5)	—	(22.5)
Stock-based compensation	—	—	—	—	—	—	20.2	—	—	20.2
Net income	—	—	—	—	—	—	—	8.8	—	8.8
Balance as of March 31, 2025	—	$—	1.0	$498.6	409.4	$—	$4,580.7	$(19.9)	$—	$5,059.4

See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net (loss) income	$(227.1)	$8.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	47.3	0.1
Amortization	116.9	0.2
Stock-based compensation	39.2	20.2
Amortization of debt issuance costs	2.3	—
Provision for credit losses	11.5	—
Non-cash lease expense	32.3	—
Deferred income taxes	(53.3)	—
Changes in operating assets and liabilities:
Accounts receivable	0.3	(0.5)
Inventories	(183.9)	—
Vendor rebates receivable	(56.0)	—
Income tax receivable	(1.3)	—
Prepaid expenses and other current assets	(11.2)	(0.8)
Accounts payable and accrued expenses	379.2	8.5
Other assets and liabilities	(25.6)	—
Net cash provided by operating activities	70.6	36.5

Investing Activities
Capital expenditures	(22.5)	(0.1)
Other	3.0	(0.7)
Net cash used in investing activities	(19.5)	(0.8)

Financing Activities
Payments under equipment financing facilities and finance leases	(12.2)	—
Proceeds from issuance of common stock related to equity awards	0.9	—
Proceeds from issuance of common stock, net of issuance costs	749.5	—
Payment of taxes related to net share settlement of equity awards	(28.1)	—
Payment of costs to obtain Series C Preferred Stock commitment	(45.8)	—
Payment of dividends on Convertible Preferred Stock	(22.5)	(22.5)
Payment of dividends on Mandatory Convertible Preferred Stock	(7.9)	—
Net cash provided by (used in) financing activities	633.9	(22.5)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	—

Net increase in cash, cash equivalents and restricted cash	684.7	13.2
Cash, cash equivalents and restricted cash, beginning of period	2,365.4	5,072.0
Cash, cash equivalents and restricted cash, end of period	$3,050.1	$5,085.2

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$15.4	$—
Income taxes, net of refunds	$1.4	$—
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
QXO is the largest publicly-traded distributor of roofing, waterproofing and complementary building products in North America. The Company plans to become the tech-enabled leader in the $800 billion building products distribution industry and generate outsized value for shareholders. The Company is executing its strategy toward a target of $50 billion in annual revenues within the next decade through accretive acquisitions and organic growth.
The Company serves customers in all 50 states throughout the United States (the “U.S.”) and seven provinces in Canada. The Company’s material subsidiary is QXO Building Products.
2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly the financial position of the Company as of March 31, 2026 and December 31, 2025 and the results of operations and cash flows for the three months ended March 31, 2026 and 2025 in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all required disclosures in an Annual Report on Form 10-K. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026. All inter-company transactions and accounts have been eliminated in consolidation.
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

Business Combinations
The Company records acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, the Company records the assets acquired, including intangible assets that can be identified, and liabilities assumed based on their estimated fair values at the date of acquisition. Various Level 3 (as hereinafter defined) fair value assumptions are used in the determination of these estimated fair values, including items such as sales growth rates, cost synergies, customer attrition rates, discount rates, and other prospective financial information. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. While management believes these estimates are based on reasonable assumptions, they are inherently uncertain and unpredictable; therefore, actual results may differ. During the measurement period, which is up to one year from the acquisition date, the Company may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date. Transaction costs associated with acquisitions are expensed as incurred and are included as a component of selling, general and administrative expense within the condensed consolidated statements of operations.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash:

	As of
(in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$3,046.3	$2,361.6
Restricted cash included in prepaid expenses and other current assets	3.8	3.8
Total cash, cash equivalents and restricted cash	$3,050.1	$2,365.4
Accounts Receivable
The following table represents the roll-forward of the allowance for credit losses for the three months ended March 31, 2026 and the year ended December 31, 2025:

(in millions)	March 31, 2026	December 31, 2025
Balance at beginning of period	$13.0	$0.5
Current period provision for expected credit losses	11.5	13.8
Write-offs, net of recoveries	(3.1)	(1.3)
Balance at end of period	$21.4	$13.0
Property and Equipment
The following table presents the components of property and equipment, net:

	As of
	March 31, 2026	December 31, 2025
(in millions)
Equipment	$309.1	$259.5
Finance lease assets	220.4	216.9
Leasehold improvements	129.8	124.5
Furniture and fixtures	23.7	29.7
Software	30.7	31.2
Land and buildings	54.9	59.6
Construction in progress	48.7	55.1
Total property and equipment	817.3	776.5
Accumulated depreciation	(157.6)	(87.9)
Total property and equipment, net	$659.7	$688.6

Goodwill
The following table sets forth the change in the carrying amount of goodwill during the three months ended March 31, 2026:

(in millions)
Balance as of December 31, 2025	$5,111.3
Measurement period adjustments	16.2
Translation adjustments	1.9
Balance as of March 31, 2026	$5,129.4
Intangible Assets
The Company amortizes certain identifiable intangible assets that have finite lives, currently consisting of customer relationships and trade names. The following table summarizes intangible assets by category:

	As of		Weighted-Average Remaining Life(1) (Years)
(in millions, except time periods)	March 31, 2026	December 31, 2025
Amortizable intangible assets:
Customer relationships and other	$3,910.9	$3,908.7	9.1
Trade names	230.0	229.9	2.1
Total amortizable intangible assets	4,140.9	4,138.6	8.7
Accumulated amortization	(437.1)	(320.2)
Total amortizable intangible assets, net	3,703.8	3,818.4
Indefinite-lived domain names	0.7	0.7
Total intangibles, net	$3,704.5	$3,819.1

(1) As of March 31, 2026.
The following table summarizes the estimated future amortization expense for intangible assets for each of the next five years ending December 31 and thereafter:

(in millions)
2026 (April - December)	$350.9
2027	467.8
2028	415.8
2029	390.5
2030	390.3
Thereafter	1,688.5
Total future amortization expense	$3,703.8

Accrued Expenses
The following table presents the components of accrued expenses:

	As of
(in millions)	March 31, 2026	December 31, 2025
Inventory	$205.7	$170.0
Other selling, general and administrative	131.7	100.1
Payroll and employee benefit costs	100.8	66.5
Interest expense	64.9	27.1
Customer rebates	44.6	148.4
Sales returns	27.6	26.6
Customer advances	24.9	20.1
Other	6.3	15.5
Total accrued expenses	$606.5	$574.3
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
The Company does not provide extended payment terms, and payment is due shortly after control transfers. The Company generally does not require prepayments; however, to the extent customers make payments in advance of delivery, the Company records a liability. Total customer advances as of March 31, 2026 were $24.9 million and are expected to be recognized as revenue within the next 12 months due to the short-term nature of the contracts. Total customer advances as of December 31, 2025 were $20.1 million.
Net sales are presented net of variable consideration, including estimated product returns, customer sales incentives (including volume rebates), and early payment discounts taken.
The Company estimates product returns based on historical return rates and records accrued sales returns and defers the related cost of products sold. Total accrued sales returns as of March 31, 2026 and December 31, 2025 were $27.6 million and $26.6 million, respectively, and total cost of products sold deferred were $21.2 million and $20.4 million, respectively. Provisions for early payment discounts are accrued in the same period in which the sale occurs based on historical experience. Commissions paid to internal sales teams to obtain contracts are expensed as incurred because the related contracts have a duration of one year or less. Sales taxes collected from customers and remitted to governmental authorities are excluded from net sales.
The Company offers sales incentives to customers, primarily volume rebates based on achieving specified sales levels. These volume rebates are not in exchange for a distinct good or service and therefore reduce net sales when the related revenue is recognized. The Company estimates volume rebate accruals based on contract terms, historical experience and performance levels. Total customer rebates as of March 31, 2026 and December 31, 2025 were $44.6 million and $148.4 million, respectively.

Shipping and handling amounts billed to customers are included in net sales. Related shipping and handling costs are accounted for as fulfillment activities and are recognized in cost of products sold when control of the products transfers to the customer.
Customer advances, sales returns and sales incentives are included in accrued expenses, early payment discounts are included in accounts receivable, net, and cost of products sold deferred are included in prepaid and other current assets in the condensed consolidated balance sheets.
Interest (Expense) Income, Net
The following table presents the components of interest (expense) income, net:

	Three Months Ended March 31,
(in millions)	2026	2025
Interest income	$25.4	$56.6
Interest expense	(56.5)	—
Interest (expense) income, net	$(31.1)	$56.6
Recent Accounting Pronouncements — Adopted
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The standard provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC Topic 606. This standard should be applied prospectively and is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The standard became effective for the Company on January 1, 2026. Upon adoption, the Company elected to apply the practical expedient on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.
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
Purchase Price
The following table summarizes the components of the preliminary aggregate purchase consideration paid to acquire Beacon and is subject to adjustments:

(in millions)
Cash paid for outstanding Beacon common stock(1)	$7,736.6
Converted Beacon restricted stock units (“RSUs”) and options attributable to pre-combination service(2)	103.5
Payment of Beacon debt, including accrued interest(3)	2,947.8
Preliminary aggregate acquisition consideration	10,787.9
Less: cash acquired	143.9
Preliminary aggregate acquisition consideration, net of cash acquired	$10,644.0

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

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, and a reconciliation to total consideration transferred. The allocation of the purchase price is ongoing, and the Company continues to ascertain the reasonableness of the fair value of the assets acquired and liabilities assumed. Subsequent to the determination of the preliminary purchase price allocation, the Company recorded certain measurement period adjustments primarily related to accounts receivable, inventories, vendor rebates receivable, property and equipment, accounts payable, accrued expenses and deferred income taxes. The measurement period adjustments recorded during the three months ended March 31, 2026 had a net impact of increasing goodwill by $16.2 million.

(in millions)	Preliminary Allocation
Assets:
Accounts receivable	$1,319.1
Inventories	1,772.6
Vendor rebates receivable	235.8
Income tax receivable	19.9
Prepaid expenses and other current assets	81.0
Property and equipment	683.6
Goodwill	5,127.5
Intangibles	4,130.6
Operating lease right-of-use assets	708.0
Other non-current assets	17.5
Liabilities:
Accounts payable	(1,135.8)
Accrued expenses	(532.6)
Deferred income taxes	(906.0)
Other long-term liabilities	(27.5)
Operating lease liabilities	(668.2)
Finance lease liabilities	(181.5)
Preliminary aggregate acquisition consideration	$10,644.0
The following table presents a summary of intangible assets acquired and the weighted-average useful life of these assets:

(in millions, except weighted-average useful life)	Fair Value	Weighted-Average Useful Life in Years
Customer relationships	$3,900.6	10.0
Trade names	230.0	3.0
Total intangible assets acquired	$4,130.6	9.6
The fair value estimate of the customer relationships intangible asset was determined using the multi-period excess earnings method. The excess earnings methodology is an income approach methodology that estimates the projected cash flows of the business attributable to the customer relationships intangible asset, net of charges for the use of other identifiable assets of the business including working capital, fixed assets and other intangible assets. The fair value estimate of the trade names intangible asset was determined using the relief-from-royalty method, which presumes the owner of the asset avoids hypothetical royalty payments that would need to be made for the use of the asset if the asset was not owned.
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
During the year ended December 31, 2025, the Company incurred transaction costs of approximately $74.8 million related to the Beacon Acquisition. These costs were associated with legal and professional services and were recognized in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2025.

Kodiak Building Partners Acquisition
On February 10, 2026, QXO entered into an Agreement and Plan of Merger (the “Kodiak Merger Agreement”) with Kodiak Building Partners Inc., a Delaware corporation (“Kodiak”), Court Square Capital Partners, and Juno Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of QXO (“Juno Merger Sub”), pursuant to which QXO agreed to acquire Kodiak from Court Square Capital Partners.
On April 1, 2026 (the “Kodiak Closing Date”), pursuant to the Kodiak Merger Agreement, Juno Merger Sub merged with and into Kodiak, with Kodiak remaining as the surviving entity, and the Company completed its acquisition of Kodiak for a purchase price of $2.25 billion (the “Kodiak Acquisition”). The purchase price comprised $2.0 billion of cash and 13.2 million shares of the Company’s common stock, with the Company retaining the right to repurchase these shares at $40 per share at any time.
Kodiak is a U.S. distributor of lumber, trusses, windows and doors, construction supplies, waterproofing, roofing, and complementary exterior products, as well as value-added assembly, fabrication, and installation services. The integration of Kodiak’s structural and exterior construction product offerings with QXO’s existing offerings will better position the Company to grow market share and advance the Company’s plan to become the tech-enabled leader in the building products distribution industry.
Due to the limited time between the Kodiak Closing Date and the Company's filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, initial accounting for the business combination is incomplete and the Company is not yet able to disclose the provisional amounts to be recognized as of the acquisition date for assets acquired and liabilities assumed. The Company expects to provide preliminary purchase price allocation information in the Quarterly Report on Form 10-Q for the quarter ending June 30, 2026.
TopBuild Corp. Acquisition
On April 18, 2026, QXO entered into an Agreement and Plan of Merger (the “TopBuild Merger Agreement”) with TopBuild Corp., a Delaware corporation (“TopBuild”), Titanium MergerCo, Inc., a Delaware corporation a wholly owned subsidiary of QXO (“Titanium Merger Sub”), and Titanium MergerCo 2, LLC, a Delaware limited liability company and a wholly owned subsidiary of QXO (“Forward Merger Sub”), pursuant to which QXO agreed to acquire TopBuild for approximately $17.0 billion in a combination of cash and stock consideration.
Pursuant to the TopBuild Merger Agreement, each share of common stock of TopBuild issued and outstanding immediately prior to the effective time, subject to certain customary exceptions, will be automatically converted into the right to receive, subject to certain terms and conditions: (i) an amount in cash equal to $505.00 (the “Cash Consideration”) or (ii) 20.200 QXO shares of common stock (the “Stock Consideration”). The maximum number of TopBuild shares to be converted into the right to receive the Cash Consideration will be equal to forty-five percent (45%) of the aggregate number of TopBuild shares issued and outstanding immediately prior to the effective time (other than cancelled shares). The maximum number of TopBuild shares to be converted into the right to receive the Stock Consideration will be equal to fifty-five percent (55%) of the aggregate number of TopBuild shares issued and outstanding immediately prior to the effective time (other than cancelled shares), which maximum number may be increased by the Company in its sole discretion.
The transaction is subject to the satisfaction or waiver of customary closing conditions, including, among others, approval by the stockholders of TopBuild and QXO. The transaction is expected to close in the third quarter of 2026.
The TopBuild Acquisition is subject to a number of risks and uncertainties and there is no assurance that the TopBuild Acquisition will occur.

4. Restructuring
Subsequent to the Beacon Acquisition, the Company developed a restructuring plan to streamline and simplify the organization, improve efficiency and reduce costs. During the three months ended March 31, 2026, the Company recorded $17.2 million in pre-tax restructuring charges, comprised of $6.5 million of severance and employee-related costs associated with corporate workforce optimization, a $0.9 million stock-based compensation charge associated with the impacted employees, and $9.8 million of lease abandonment costs. These restructuring charges are reflected in selling, general and administrative expenses on the condensed consolidated statements of operations. The severance and employee-related costs were recorded in accrued expenses as payroll and employee benefit costs, while the stock-based compensation charge was reflected as an adjustment to common stock and additional paid-in capital on the condensed consolidated balance sheets. The severance and employee-related restructuring charge liability is expected to be substantially paid by September 2026.
The following table shows the change in the restructuring charge liability during the three months ended March 31, 2026:

(in millions)	Severance and Employee-related Costs	Lease Abandonment Costs
Restructuring charge liability as of December 31, 2025	$26.2	$—
Restructuring charges	6.5	9.8
Payments	(5.8)	(1.0)
Non-cash settlement	—	(8.8)
Restructuring charge liability as of March 31, 2026	$26.9	$—
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
The Company’s revenues for its single operating segment are primarily derived from the sale of residential and non-residential roofing products, as well as complementary products, such as siding and waterproofing. The CODM evaluates performance for the Company’s single operating segment and decides how to allocate resources based on the Company’s consolidated net income that is reported in the condensed consolidated statements of operations as net (loss) income. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. These results are used to assess segment performance and determine the compensation of certain employees.
The operating segment financial information regularly reviewed by the CODM, inclusive of assets, revenue, expenses, profit or loss and noncash items are presented on a consolidated basis. Other segment items included in consolidated net income are depreciation, amortization, interest income (expense), net, other income, net, and (benefit from) provision for income taxes, which are reflected on the condensed consolidated statements of operations.
The following table presents information regarding the components of revenue, significant segment expenses and consolidated net (loss) income representative of the significant categories regularly provided to the CODM when managing the Company’s one operating segment:

	Three Months Ended March 31,
(in millions)	2026	2025
Net sales:
Residential roofing products	$799.1	$—
Non-residential roofing products	463.6	—
Complementary building products	452.9	—
Software products and services	14.6	13.5
Total net sales	$1,730.2	$13.5
Less:
Cost of products sold	$1,320.9	$8.1
Selling, general administrative expenses(1)	457.8	24.2
Stock-based compensation	39.2	20.2
Other segment items	139.4	(47.8)
Net (loss) income	$(227.1)	$8.8

(1) Excludes stock-based compensation.
Geographic Information
Net sales in the U.S. accounted for approximately 98% of total net sales for the three months ended March 31, 2026, and approximately 94% of the Company’s long-lived assets were in the U.S. as of March 31, 2026. All of the Company’s net sales were derived from the U.S. for the three months ended March 31, 2025, and approximately 96% of the Company’s long-lived assets were in the U.S. as of December 31, 2025. The CODM does not review geographic asset information when assessing performance or allocating resources.

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
Dividends on the Convertible Preferred Stock are payable quarterly, when, as and if declared by the Company’s board of directors at the rate per annum of 9% per share on the then-applicable liquidation preference (subject to certain exceptions in the event that the Company pays dividends on shares of its common stock). During the three months ended March 31, 2026, the Company paid $22.5 million of dividends to holders of Convertible Preferred Stock. Subsequent to the close of the quarter ended March 31, 2026, the Company paid $22.5 million of quarterly dividends to holders of Convertible Preferred Stock.
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
Dividends
The Mandatory Convertible Preferred Stock will accumulate dividends (which may be paid in cash or, subject to certain limitations, in shares of common stock or in any combination of cash and common stock) at a rate per annum equal to 5.50% on the liquidation preference of $1,000 per share, payable when, as and if declared by the Company’s board of directors (or an authorized committee thereof), on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2025 and ending on, and including, May 15, 2028. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, the Company accrues dividends whether or not they are formally declared by the Company’s board of directors. During the three months ended March 31, 2026, the Company paid $7.9 million of dividends to holders of Mandatory Convertible Preferred Stock.
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
In January 2026, the Company sold 31.6 million shares of the Company’s common stock in an underwritten public offering at a price of $23.80 per share. The closing of the equity offering was completed on January 20, 2026 and the Company raised $748.6 million in net proceeds from the equity offering, after deducting offering costs of $4.6 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 4.7 million shares of the Company’s common stock at a price of $23.80 per share less underwriting discounts and commissions. The option to purchase additional shares expired unexercised at the end of the 30-day period.
January 2026 Investment Agreement
In January 2026, the Company entered into an investment agreement (the “January 2026 Investment Agreement”) with AP Quince Holdings, L.P., a fund managed by affiliates of Apollo Global Management, Inc., and the other investors party thereto (collectively, the “Series C Investors”). Pursuant to the January 2026 Investment Agreement, the Series C Investors committed until July 15, 2026 (the “Initial Commitment Period”) to purchase up to 300,000 shares of a new series of Series C Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), for an aggregate purchase price of $3.0 billion to fund one or more acquisitions of assets, equity or businesses (or portions thereof) for a purchase price in excess of $1.5 billion or as otherwise determined by the Company (each, a “Qualifying Acquisition”). The Initial Commitment Period will be extended with respect to the commitment for a Qualifying Acquisition up to an additional 12 months if a definitive acquisition agreement for such Qualifying Acquisition is executed before the expiration of the Initial Commitment Period.
On April 1, 2026, the Company completed its acquisition of Kodiak, which constitutes a Qualifying Acquisition, for a total purchase price of $2.25 billion.

Issuance of Series C Preferred Stock
On April 1, 2026, the Company issued 200,000 shares of the Company’s Series C Preferred Stock to finance the Kodiak Acquisition. The Series C Preferred Stock has an initial liquidation preference of $10,000 per share (the “Stated Value”). The Company received proceeds from the issuance of approximately $2.0 billion. Following such issuance, the Series C Investors have commitments to purchase an additional 100,000 shares of Series C Preferred Stock for $1.0 billion in cash.
Dividends
The holders of the Series C Preferred Stock (each, a “Holder” and collectively, the “Holders”) will be entitled to dividends on the Series C Preferred Stock at a rate of 4.75% per annum. The Holders will be entitled to participate in dividends declared or paid on the common stock on an as-converted basis; provided that any such dividends on the common stock on an as-converted basis received by Holders will reduce, on a dollar-for-dollar basis, the dividends such Holders are entitled to receive on the Series C Preferred Stock. Dividends on the Series C Preferred Stock will be payable on a quarterly basis in cash and/or by delivery of shares of registered (or freely tradeable) common stock, in each case at the sole discretion of the Company. Any dividends not declared and paid in cash or shares of common stock on any dividend payment date will accrue and be compounded quarterly in arrears on the then Stated Value of such shares of Series C Preferred Stock on such dividend payment date.
Conversion and Redemption
The Series C Preferred Stock are, at the option of the holders thereof at any time and from time to time, convertible into common stock at an initial conversion price of $23.25 per share of Common Stock, subject to customary anti-dilution protections (the “Conversion Price”).
At any time after the second anniversary of the initial issuance of the Series C Preferred Stock (the “Initial Issue Date”), the Company will have the option to require that all or any portion of the then-outstanding shares of Series C Preferred Stock be converted into common stock at the then applicable Conversion Price if the closing price per share of common stock exceeds (i) from and after the second anniversary and prior to the third anniversary of the Initial Issue Date, 175% of the Conversion Price and (ii) from and after the third anniversary of the Initial Issue Date, 150% of the Conversion Price, in each case, then in effect for at least 20 trading days in any period of 30 consecutive trading days immediately prior to the Holders’ receipt of the conversion notice.
At any time on or following the seventh anniversary of the Initial Issue Date, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the applicable redemption price (the “Optional Redemption Price”) plus accrued and unpaid dividends thereon. The Optional Redemption Price will be an amount in cash equal to the greater of (a) (i) 107% of the Stated Value, with respect to a redemption date on or following the seventh anniversary of the Initial Issue Date but prior to the eighth anniversary of the Initial Issue Date, (ii) 104% of the Stated Value, with respect to a redemption date on or following the eighth anniversary of the Initial Issue Date but prior to the ninth anniversary of the Initial Issue Date and (iii) 100% of the Stated Value, with respect to a redemption date on or following the ninth anniversary of the Initial Issue Date and (b) the as-converted value.
Fundamental Change Conversion and Redemption
Upon the occurrence of a fundamental change of the Company (i) in certain circumstances, the Company will be obligated to pay a customary fundamental change make-whole premium on the Series C Preferred Stock converted in connection with such fundamental change by increasing the conversion rate on such Series C Preferred Stock and (ii) the Company will be obligated to offer to redeem all of the Series C Preferred Stock for a price in cash equal to the greater of (a) the Stated Value, plus accrued and unpaid dividends thereon and (b) the as-converted value.
Ranking
The Series C Preferred Stock will rank junior to the Company’s Convertible Preferred Stock, pari passu with the Company’s Mandatory Convertible Preferred Stock and senior to the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.
Voting Rights
The Series C Investors, as Holders, will be entitled to vote with the holders of the common stock on an as-converted basis, voting together as a single class, on all matters presented to the holders of common stock, except as required by Delaware law, subject to certain requirements as described in the January 2026 Investment Agreement.

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
The following table presents the components and calculations of basic and diluted net income (loss) per common share attributable to common stockholders:

(in millions, except per share amounts; certain amounts may not recalculate due to rounding)	Three Months Ended March 31,
	2026	2025
Basic and diluted earnings (loss) per common share computation:
Net (loss) income	$(227.1)	$8.8
Less: Convertible Preferred Stock dividend	(22.5)	(22.5)
Less: Mandatory Convertible Preferred Stock dividend	(7.9)	—
Less: Undistributed earnings allocated to participating securities	—	—
Loss attributable to common shareholders	$(257.5)	$(13.7)

Weighted-average common shares	702.4	409.4
Weighted-average Pre-Funded Warrants	42.0	42.0
Total weighted-average common shares outstanding	744.4	451.4

Basic and diluted loss per common share	$(0.35)	$(0.03)
The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per common share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended March 31,
(in millions)	2026	2025
Convertible Preferred Stock	219.0	219.0
Mandatory Convertible Preferred Stock	28.4	—
Warrants	219.0	219.0
Stock-based awards	25.6	22.1
Total potential dilutive securities not included in loss per common share	492.0	460.1
Subsequent to the quarter ended March 31, 2026, the Company issued 200,000 shares of Series C Preferred Stock with a stated value of $10,000 per share, the conversion of which may result in dilutive common shares in the future. The stated value of the Series C Preferred Stock is, at the option of the holders, convertible into the Company’s common stock at an initial conversion price of $23.25 per share.

8. Stock-based Compensation
At the special meeting of the Company’s stockholders on May 30, 2024, the stockholders approved the QXO, Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of options intended to qualify as incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted share awards, RSUs, performance-based restricted stock units (“PRSUs”), cash incentive awards, deferred share units and other equity-based and equity-related awards, as well as cash-based awards.
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
As of March 31, 2026, there were 58.1 million additional shares of the Company’s common stock reserved for future issuance under the 2024 Plan.
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
The total fair value of the Converted RSUs and Converted NSOs was $176.8 million as of the Beacon Acquisition’s Closing Date, of which $87.5 million was related to pre-combination expense and was included as a component of purchase price. The remaining fair value of $89.3 million relates to post-combination expense. As of March 31, 2026, the future unrecognized stock-based compensation expense related to the outstanding Converted RSUs was $18.1 million, which will be recognized over a weighted-average remaining service period of 1.3 years. As of March 31, 2026, the future unrecognized stock-based compensation expense related to the outstanding Converted NSOs was $0.5 million, which will be recognized over a weighted-average remaining service period of 0.9 years.
Converted NSOs
Converted NSOs generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant date. In connection with the Beacon Acquisition, the Company issued 5.1 million of Converted NSOs with a weighted-average exercise price of $5.04. There were 1.3 million Converted NSOs outstanding at the beginning of the period, and 0.2 million were exercised during the period at a weighted-average exercise price of $4.80. There was no other activity related to NSOs during the three months ended March 31, 2026.

RSUs
The Company grants RSUs which vest subject to the employee’s continued employment with the Company through the applicable vesting date.
The following table summarizes the activity related to the Company’s RSUs for the three months ended March 31, 2026:

(in millions, except for weighted-average grant date fair value)	Number of RSUs	Weighted-Average Grant Date Fair Value
Balance at beginning of period	16.1	$12.69
Granted	3.7	$21.83
Vested(1)	(3.1)	$14.55
Forfeited	(0.1)	$13.94
Balance at end of period	16.6	$14.37

(1) The number of RSUs vested includes 0.9 million RSUs that vested in March 2026, but were not legally settled until April 2026.
The following table summarizes additional information regarding RSUs:

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Weighted-average fair value per share of RSUs granted	$21.83	$13.07
Total grant date fair value of RSUs vested	$45.3	$—
Total intrinsic value of RSUs released	$66.3	$—
As of March 31, 2026, total unrecognized stock-based compensation expense related to unvested RSUs was $199.5 million and is expected to be recognized over a weighted-average period of 2.7 years.
PRSUs
The Company grants PRSUs which include a service-based vesting condition and a market condition or performance condition for exercisability. The service condition is subject to the employee’s continued employment with the Company through the applicable vesting date. The vesting of certain PRSUs is also subject to achievement of performance goals relating to the Company’s total stock return compared to the total stock return ranking of each company that is in the S&P 500 index. The performance goals for a portion of the PRSUs will be measured over a cumulative performance period ending on December 31, 2028, and the performance goals for the remainder of the PRSUs will be measured based on designated performance periods that occur within such cumulative period.
The following table summarizes the market-based conditions:

Percentile Position vs. S&P 500 Index Companies	Units Earned as a Percentage of Target
Below 55th Percentile	—%
55th Percentile	100%
65th Percentile	150%
75th Percentile	175%
80th Percentile	200%
90th Percentile	225%

The following table summarizes the activity related to the Company’s PRSUs for the three months ended March 31, 2026:

(in millions, except for weighted-average grant date fair value)	Number of PRSUs	Weighted-Average Grant Date Fair Value
Balance at beginning of period	8.8	$20.17
Granted	0.1	$20.79
Added by performance factor(1)	1.4	$15.66
Vested(1)	(2.4)	$15.66
Balance at end of period	7.9	$20.78

(1) Includes PRSUs that vested above target based on achievement of applicable performance goals.
The following table summarizes additional information regarding PRSUs:

	Three Months Ended March 31,
(in millions, except per share amounts)	2026	2025
Weighted-average fair value per share of PRSUs granted	$20.79	$—
Total grant date fair value of PRSUs vested	$37.1	$—
Total intrinsic value of PRSUs released	$60.4	$—
As of March 31, 2026, total unrecognized stock-based compensation expense related to unvested PRSUs was $94.3 million and is expected to be recognized over a weighted-average period of 2.7 years.
The fair value of PRSUs with a market condition is determined on the date of grant using a Monte Carlo model to simulate total stockholder return for the Company and peer companies. There were no PRSUs with a market condition granted during the three months ended March 31, 2026 and 2025.
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
Stock-Based Compensation Expense
Stock-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
NSOs	$0.2	$—
RSUs	27.5	7.5
PRSUs	11.5	12.7
Total stock-based compensation expense	$39.2	$20.2

9. Debt
The following table summarizes all outstanding debt:

	As of
	March 31, 2026			December 31, 2025
(in millions)	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Long-term Debt, net
Term Loan Facility(1)	$850.0	$828.5	$848.9	$850.0	$827.8	$852.1
Notes(2)	2,250.0	2,230.1	2,278.1	2,250.0	2,229.5	2,356.9
Long-term debt, net	$3,100.0	$3,058.6	$3,127.0	$3,100.0	$3,057.3	$3,209.0

(1) Interest rate of 5.67% and 5.72% as of March 31, 2026 and December 31, 2025, respectively.
(2) Interest rate of 6.75% for all periods presented.
As of March 31, 2026, all outstanding debt was classified as Level 2 in the fair value hierarchy. The fair values of QXO Building Products’ Notes and Term Loan Facility were based upon recent trading prices.
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
The Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default. As of March 31, 2026, the Issuer and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $22.2 million related to the Notes were capitalized and are being amortized over the term of the financing arrangement.
As of March 31, 2026, the outstanding balance on the Notes, net of $19.9 million of unamortized debt issuance costs, was $2.23 billion.
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
The Term Loan Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The Term Loan Credit Agreement contains certain customary events of default, including relating to a change of control. As of March 31, 2026, the Borrower and its restricted subsidiaries were in compliance with these covenants.
The principal amount of borrowing under the Term Loan Facility was reduced by an original issue discount (“OID”) of 1%. OID costs of $22.5 million and debt issuance costs of $50.9 million related to the Term Loan Facility were capitalized and are being amortized over the term of the financing arrangement.
On May 29, 2025, the Borrower made a voluntary principal prepayment of $1.40 billion under the Term Loan Facility. As a result, the Borrower was relieved of its obligation to make quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the Term Loan Facility. Additionally, as a result of the principal prepayment, the Borrower recognized a loss on debt extinguishment of $45.7 million during the three months ended June 30, 2025, which is comprised of $14.0 million of unamortized OID costs and $31.7 million of unamortized debt issuance costs related to the Term Loan Facility.
On November 5, 2025, the Borrower amended the Term Loan Credit Agreement in order to refinance the Term Loan Facility. The amendment reduced the applicable margin for borrowings under the Term Loan Facility from 3.00% to 2.00% for Term SOFR borrowings and from 2.00% to 1.00% for base rate borrowings. (the “Term Loan Refinancing”). As a result of the Term Loan Refinancing, the Borrower recognized a loss on debt extinguishment of $4.0 million during the three months ended September 30, 2025, which is comprised of $0.9 million of unamortized OID costs, $2.2 million of unamortized debt issuance costs, and $0.9 million of third-party fees associated with the modification of the Term Loan Facility. Additionally, new debt issuance costs of $0.1 million were capitalized and are being amortized over the term of the financing arrangement.
The loss on debt extinguishment resulting from the principal prepayment and the subsequent Term Loan Refinancing was separately recognized on the consolidated statements of operations for the year ended December 31, 2025.
As of March 31, 2026, the outstanding balance on the Term Loan Facility, net of $6.6 million of unamortized OID costs and $14.9 million of unamortized debt issuance costs, was $828.5 million.
ABL Credit Agreement
On April 29, 2025, Merger Sub, as initial borrower, entered into the Asset-Based Revolving Credit Agreement (the “ABL Credit Agreement”), with Holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, which provides for an asset-based revolving credit facility (the “ABL Facility”), with an aggregate borrowing availability equal to the lesser of $2.0 billion, and the borrowing base. Upon the consummation of the Beacon Acquisition, the Borrower entered into a joinder to the ABL Credit Agreement as the surviving borrower. The ABL Facility matures on April 29, 2030. Based on the Borrower’s borrowing base as of March 31, 2026, the Borrower had $1.98 billion borrowing capacity under the ABL Facility.
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
The ABL Facility requires that the Borrower, commencing on or after the last day of the first full fiscal quarter ending after the closing date of the ABL Facility, maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time that availability is less than the greater of (x) $120 million and (y) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time. As of March 31, 2026, the Borrower and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $18.8 million related to the ABL Facility were capitalized and are being amortized ratably over the term of the financing arrangement. The debt issuance costs related to the ABL Facility are presented as an asset, included in other assets, net on the condensed consolidated balance sheets. As of March 31, 2026, there were $15.4 million of unamortized debt issuance costs related to the ABL Facility.
As of March 31, 2026, there was no outstanding balance on the ABL Facility. The Borrower and its restricted subsidiaries had $21.2 million in outstanding standby letters of credit issued under the ABL Facility as of March 31, 2026.
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
10. Leases
The Company primarily operates in leased branch facilities and corporate offices, which are accounted for as operating leases. The real estate leases expire between 2026 and 2037. The Company also leases equipment, such as trucks and forklifts. Equipment leases are accounted for as either operating or finance leases. The equipment leases expire between 2026 and 2033.
The following table presents components of lease costs recognized in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2026	2025
Operating lease costs	$43.3	$—
Finance lease costs:
Amortization of right-of-use assets	13.3	0.1
Interest on lease obligations	3.0	—
Variable lease costs	5.4	0.1
Total lease costs	$65.0	$0.2
The following table presents supplemental cash flow information related to the Company’s leases:

	Three Months Ended March 31,
(in millions)	2026	2025
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$41.3	$0.1
Operating cash outflows from finance leases	$3.0	$—
Financing cash outflows from finance leases	$12.2	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$3.7	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$10.3	$—

As of March 31, 2026, the Company’s operating leases had a weighted-average remaining lease term of 6.0 years and a weighted-average discount rate of 6.56%, and the Company’s finance leases had a weighted-average remaining lease term of 4.0 years and a weighted-average discount rate of 6.57%.
The following table summarizes future lease payments for each of the next five years ending December 31 and thereafter:

(in millions)	Operating Leases	Finance Leases
2026 (April - December)	$109.2	$45.4
2027	154.3	55.6
2028	136.7	44.3
2029	115.9	31.3
2030	94.2	19.7
Thereafter	199.0	7.1
Total future lease payments	809.3	203.4
Imputed interest	(144.8)	(24.0)
Total lease liabilities	$664.5	$179.4
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
12. Income Taxes
The Company’s interim provision for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rate for the three months ended March 31, 2026, excluding discrete items, was 17.0%, compared to 49.3% for the three months ended March 31, 2025. The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 were based on the U.S. federal statutory tax rate of 21% and state jurisdictional income tax rates, adjusted for permanent items including compensation above $1 million, inclusive of equity awards, paid to covered employees under Internal Revenue Code Section 162(m), coupled with the pre-tax loss during the three months ended March 31, 2026.
13. Subsequent Events
Kodiak Building Partners Acquisition
On April 1, 2026, pursuant to the Kodiak Merger Agreement, the Company completed its acquisition of Kodiak for a purchase price of $2.25 billion. The purchase price comprised $2.0 billion of cash and 13.2 million shares of the Company’s common stock, with the Company retaining the right to repurchase these shares at $40 per share at any time.
Issuance of Series C Preferred Stock
On April 1, 2026, the Company issued 200,000 shares of the Company’s Series C Preferred Stock to finance the Kodiak Acquisition. The Series C Preferred Stock have an initial liquidation preference of $10,000 per share. The Company received proceeds from the issuance of approximately $2.0 billion.
TopBuild Corp. Acquisition
On April 18, 2026, QXO entered into the TopBuild Merger Agreement with TopBuild, Titanium Merger Sub and Forward Merger Sub, pursuant to which QXO agreed to acquire TopBuild for approximately $17.0 billion in a combination of cash and stock consideration. The transaction is subject to the satisfaction or waiver of customary closing conditions, including, among others, approval by the stockholders of TopBuild and QXO. The transaction is expected to close in the third quarter of 2026. For additional details regarding the TopBuild Acquisition, refer to Note 3 – Acquisitions of Item I of Part I, “Condensed Consolidated Financial Statements” of this Quarterly Report.
The TopBuild Acquisition is subject to a number of risks and uncertainties and there is no assurance that the TopBuild Acquisition will occur.

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
QXO is the largest publicly-traded distributor of roofing, waterproofing, and complementary building products in North America. We plan to become the tech-enabled leader in the $800 billion building products distribution industry and generate outsized value for shareholders. We are executing our strategy toward a target of $50 billion in annual revenues within the next decade through accretive acquisitions and organic growth.
Kodiak Acquisition
On February 10, 2026, QXO entered into an Agreement and Plan of Merger (the “Kodiak Merger Agreement”) with Kodiak Building Partners Inc., a Delaware corporation (“Kodiak”), Court Square Capital Partners, and Juno Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of QXO (“Juno Merger Sub”), pursuant to which QXO agreed to acquire Kodiak from Court Square Capital Partners. On April 1, 2026 (the “Kodiak Closing Date”), pursuant to the Kodiak Merger Agreement, Juno Merger Sub merged with and into Kodiak, with Kodiak remaining as the surviving entity, and the Company completed its acquisition of Kodiak for a purchase price of $2.25 billion (the “Kodiak Acquisition”). The purchase price comprised $2.0 billion of cash and 13.2 million shares of the Company’s common stock, with the Company retaining the right to repurchase these shares at $40 per share at any time.
Proposed Acquisition of TopBuild
On April 18, 2026, QXO entered into an Agreement and Plan of Merger (the “TopBuild Merger Agreement”) with TopBuild Corp., a Delaware corporation (“TopBuild”), Titanium MergerCo, Inc., a Delaware corporation and wholly owned subsidiary of QXO (“Titanium Merger Sub”), and Titanium MergerCo 2, LLC, a Delaware limited liability company and wholly owned subsidiary of QXO (“Forward Merger Sub”), pursuant to which QXO agreed to acquire TopBuild for approximately $17.0 billion in a combination of cash and stock consideration. The transaction is subject to the satisfaction or waiver of customary closing conditions, including, among others, approval by the stockholders of TopBuild and QXO. The transaction is expected to close in the third quarter of 2026. For additional details regarding the TopBuild Acquisition, refer to Note 3 – Acquisitions of Item I of Part I, “Condensed Consolidated Financial Statements” of this Quarterly Report.
The TopBuild Acquisition is subject to a number of risks and uncertainties and there is no assurance that the TopBuild Acquisition will occur. See “Risks Related to the Proposed Acquisition of TopBuild” in Item 1A of Part II, “Risk Factors” of this Quarterly Report.

Results of Consolidated Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,		% of net sales(1)
(in millions, except percentages)	2026	2025	2026	2025
Net sales	$1,730.2	$13.5	100.0%	100.0%
Cost of products sold	1,320.9	8.1	76.3%	60.0%
Gross profit	409.3	5.4	23.7%	40.0%
Operating expense:
Selling, general and administrative	497.0	44.4	28.7%	328.9%
Depreciation	47.3	0.1	2.7%	0.7%
Amortization	116.9	0.2	6.8%	1.5%
Total operating expense	661.2	44.7	38.2%	331.1%
Loss from operations	(251.9)	(39.3)	(14.6)%	(291.1)%
Interest (expense) income, net	(31.1)	56.6	(1.8)%	419.3%
Other income, net	2.7	—	0.2%	—%
(Loss) income before (benefit from) provision for income taxes	(280.3)	17.3	(16.2)%	128.1%
(Benefit from) provision for income taxes	(53.2)	8.5	(3.1)%	63.0%
Net (loss) income	$(227.1)	$8.8	(13.1)%	65.2%

(1) Percent of net sales may not foot due to rounding.
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Net Sales
The following table summarizes net sales by line of business for the periods presented:

	Three Months Ended March 31,		% of net sales
(in millions, except percentages)	2026	2025	2026	2025
Residential roofing products	$799.1	$—	46.2%	—%
Non-residential roofing products	463.6	—	26.8%	—%
Complementary building products	452.9	—	26.2%	—%
Software products and services	14.6	13.5	0.8%	100.0%
Total net sales	$1,730.2	$13.5	100.0%	100.0%
Net sales for the three months ended March 31, 2026 increased to $1.73 billion compared to $13.5 million for the three months ended March 31, 2025. The increase in net sales was primarily driven by the Beacon Acquisition as Beacon’s net sales are included in net sales for the three months ended March 31, 2026. Beacon’s sales for the three months ended March 31, 2026 were down relative to Beacon’s sales for the three months ended March 31, 2025 primarily due to macroeconomic headwinds consistent with the broader building products industry.
Cost of Products Sold
Cost of products sold for the three months ended March 31, 2026 increased to $1.32 billion, up from $8.1 million for the three months ended March 31, 2025. The comparative increase was primarily due to higher cost of products sold associated with increased net sales as a result of the Beacon Acquisition.
Selling, General and Administrative (“SG&A”) Expense
SG&A expense for the three months ended March 31, 2026 increased to $497.0 million, up from $44.4 million for the three months ended March 31, 2025. The increase in SG&A expense was primarily driven by costs incurred to support the ongoing operations of our business subsequent to the Beacon Acquisition, including payroll and employee benefit costs, warehouse operating costs, and general and administrative costs. The increase in SG&A expense was also attributable to increases in stock-based compensation expense of $19.0 million, restructuring charges of $16.3 million, and incremental costs of $11.4 million related to our transformation efforts, which are directed at simplifying, streamlining, and optimizing the Company’s operations.

Depreciation Expense
Depreciation expense was $47.3 million for the three months ended March 31, 2026, compared to $0.1 million for the three months ended March 31, 2025. The comparative increase was primarily due to an increase in property and equipment as a result of the Beacon Acquisition.
Amortization Expense
Amortization expense was $116.9 million for the three months ended March 31, 2026, compared to $0.2 million for the three months ended March 31, 2025. The comparative increase was primarily due to amortization expense associated with new customer relationships and trade names intangible assets recognized as a result of the Beacon Acquisition.
Interest (Expense) Income, Net
Interest (expense) income, net was $(31.1) million for the three months ended March 31, 2026, compared to $56.6 million for the three months ended March 31, 2025. The comparative increase in interest expense was primarily due to additional debt that was issued by QXO Building Products in connection with the Beacon Acquisition, resulting in higher interest expense. Interest (expense) income, net for the three months ended March 31, 2026 was partially offset by interest income of $25.4 million recognized on interest-bearing cash accounts. Interest (expense) income, net for the three months ended March 31, 2025 was $56.6 million, consisting of $56.6 million of interest income recognized on interest-bearing cash accounts and de minimis interest expense.
Income Taxes
The Company’s interim provision for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rate for the three months ended March 31, 2026, excluding discrete items, was 17.0%, compared to 49.3% for the three months ended March 31, 2025. The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 were based on the U.S. federal statutory tax rate of 21% and state jurisdictional income tax rates, adjusted for permanent items including compensation above $1 million, inclusive of equity awards, paid to covered employees under Internal Revenue Code Section 162(m), coupled with the pre-tax loss during the three months ended March 31, 2026.
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
Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) per Common Share, Adjusted EBITDA and Adjusted EBITDA Margin, which represent non-GAAP financial measures.
We calculate Adjusted Net Income (Loss) as net income (loss) excluding amortization; stock-based compensation; restructuring costs; transaction costs; transformation costs; and the income tax associated with such adjusting items. We calculate Adjusted Diluted Earnings (Loss) per Common Share as Adjusted Net Income (Loss) divided by the weighted-averaged number of common shares outstanding during the period plus the effect of dilutive common share equivalents based on the most dilutive result of the if-converted and two-class methods. We calculate Adjusted EBITDA as net income (loss) excluding depreciation; amortization; stock-based compensation; interest (income) expense, net; provision for (benefit from) income taxes; restructuring costs; transaction costs; and transformation costs that we do not consider representative of our underlying operations. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.
We have provided a reconciliation below of Adjusted Net Income (Loss) to net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, as well as a calculation of diluted earnings (loss) per common share and Adjusted Diluted Earnings (Loss) per Common Share. We have also provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, as well as a calculation of net margin and Adjusted EBITDA Margin.

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
Adjusted Net Loss and Adjusted Diluted Loss per Common Share
A reconciliation of net loss and diluted loss per common share to Adjusted Net Loss and Adjusted Diluted Loss per Common Share is as follows:

(in millions, except per share amounts)	Three Months Ended March 31, 2026
Net loss	$(227.1)
Benefit from income taxes	(53.2)
Loss before benefit from income taxes	(280.3)
Amortization	116.9
Stock-based compensation	39.2
Restructuring costs	16.3
Transaction costs	19.3
Transformation costs	11.4
Adjusted loss before benefit from income taxes	(77.2)
Income tax associated with the adjustments above(1)	20.0
Adjusted Net Loss	$(57.2)
Convertible Preferred Stock dividend	(22.5)
Mandatory Convertible Preferred Stock dividend	(7.9)
Undistributed income allocated to participating securities	—
Adjusted Net Loss attributable to common stockholders	$(87.6)

Basic and diluted loss per common share	$(0.35)
Adjusted Diluted Loss per Common Share(2)	$(0.12)

Adjusted diluted weighted-average common shares outstanding(2)	744.4

(1) The effective tax rate to calculate Adjusted Net Loss for the three months ended March 31, 2026 is 26.0% due to the tax calculated on adjusted loss before benefit from income taxes.
(2) Adjusted Diluted Loss per Common Share is calculated as Adjusted Net Loss divided by the weighted-average number of common shares outstanding during the period plus the effect of dilutive common share equivalents based on the most dilutive result of the if-converted and two-class methods.

Adjusted EBITDA and Adjusted EBITDA Margin
A reconciliation of net (loss) income and net margin to Adjusted EBITDA and Adjusted EBITDA Margin is as follows:

	Three Months Ended March 31,
(in millions, except percentages)	2026	2025
Net (loss) income	$(227.1)	$8.8
Depreciation	47.3	0.1
Amortization	116.9	0.2
Stock-based compensation	39.2	20.2
Interest expense (income), net	31.1	(56.6)
(Benefit from) provision for income taxes	(53.2)	8.5
Restructuring costs	16.3	—
Transaction costs	19.3	9.8
Transformation costs	11.4	—
Adjusted EBITDA	$1.2	$(9.0)

Net sales	$1,730.2	$13.5
Net margin(1)	(13.1)%	65.2%
Adjusted EBITDA Margin(1)	0.1%	(66.7)%

(1) Net margin is calculated as net (loss) income divided by net sales. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by net sales.
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
Liquidity and Capital Resources
The Company’s cash balance was $3.05 billion as of March 31, 2026 and consisted primarily of cash on deposit with banks and investments in money market funds. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, acquisitions or other strategic investments. We continually evaluate our liquidity requirements considering our operating needs, growth initiatives and capital resources. Following the Beacon Acquisition, our primary sources of liquidity are cash on the balance sheet, cash generated by operations and borrowings under the ABL Facility. Our primary uses of cash after the Beacon Acquisition are working capital requirements, debt service requirements and capital expenditures. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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
Convertible Preferred Stock
The Company has a quarterly dividend policy in place for its Convertible Preferred Stock, and dividends are paid when declared by the board of directors. During the three months ended March 31, 2026, the Company paid $22.5 million of dividends to holders of Convertible Preferred Stock. Subsequent to the close of the quarter ended March 31, 2026, the Company paid $22.5 million of quarterly dividends to holders of Convertible Preferred Stock. These dividends are part of the Company’s ongoing cash obligations and are considered when evaluating overall liquidity needs. For additional information regarding the Company’s Convertible Preferred Stock, see Note 6 – Equity of Item I of Part I, “Condensed Consolidated Financial Statements” of this Quarterly Report.

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
Dividends
The Mandatory Convertible Preferred Stock will accumulate dividends (which may be paid in cash or, subject to certain limitations, in shares of common stock or in any combination of cash and common stock) at a rate per annum equal to 5.50% on the liquidation preference of $1,000 per share, payable when, as and if declared by the Company’s board of directors (or an authorized committee thereof), on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2025 and ending on, and including, May 15, 2028. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, the Company accrues dividends whether or not they are formally declared by the Company’s board of directors. During the three months ended March 31, 2026, the Company paid $7.9 million of dividends to holders of Mandatory Convertible Preferred Stock. These dividends are part of the Company’s ongoing cash obligations and are considered when evaluating overall liquidity needs. For additional information regarding the Company’s Mandatory Convertible Preferred Stock, see Note 6 – Equity of Item I of Part I, “Condensed Consolidated Financial Statements” of this Quarterly Report.
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

In January 2026, the Company sold 31.6 million shares of the Company’s common stock in an underwritten public offering at a price of $23.80 per share. The closing of the equity offering was completed on January 20, 2026 and the Company raised $748.6 million in net proceeds from the equity offering, after deducting offering costs of $4.6 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 4.7 million shares of the Company’s common stock at a price of $23.80 per share less underwriting discounts and commissions. The option to purchase additional shares expired unexercised at the end of the 30-day period.
January 2026 Investment Agreement
In January 2026, the Company entered into an investment agreement (the “January 2026 Investment Agreement”) with AP Quince Holdings, L.P., a fund managed by affiliates of Apollo Global Management, Inc., and the other investors party thereto (collectively, the “Series C Investors”). Pursuant to the January 2026 Investment Agreement, the Series C Investors committed until July 15, 2026 (the “Initial Commitment Period”) to purchase up to 300,000 shares of a new series of Series C Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), for an aggregate purchase price of $3.0 billion to fund one or more acquisitions of assets, equity or businesses (or portions thereof) for a purchase price in excess of $1.5 billion or as otherwise determined by the Company (each, a “Qualifying Acquisition”). The Initial Commitment Period will be extended with respect to the commitment for a Qualifying Acquisition up to an additional 12 months if a definitive acquisition agreement for such Qualifying Acquisition is executed before the expiration of the Initial Commitment Period.
On April 1, 2026, the Company completed its acquisition of Kodiak, which constitutes a Qualifying Acquisition, for a total purchase price of $2.25 billion.
Issuance of Series C Preferred Stock
On April 1, 2026, the Company issued 200,000 shares of the Company’s Series C Preferred Stock to finance the Kodiak Acquisition. The Series C Preferred Stock has an initial liquidation preference of $10,000 per share (the “Stated Value”). The Company received proceeds from the issuance of approximately $2.0 billion. Following such issuance, the Series C Investors have commitments to purchase an additional 100,000 shares of Series C Preferred Stock for $1.0 billion in cash.
Dividends
The holders of the Series C Preferred Stock (each, a “Holder” and collectively, the “Holders”) will be entitled to dividends on the Series C Preferred Stock at a rate of 4.75% per annum. The Holders will be entitled to participate in dividends declared or paid on the common stock on an as-converted basis; provided that any such dividends on the common stock on an as-converted basis received by Holders will reduce, on a dollar-for-dollar basis, the dividends such Holders are entitled to receive on the Series C Preferred Stock. Dividends on the Series C Preferred Stock will be payable on a quarterly basis in cash and/or by delivery of shares of registered (or freely tradeable) common stock, in each case at the sole discretion of the Company. Any dividends not declared and paid in cash or shares of common stock on any dividend payment date will accrue and be compounded quarterly in arrears on the then Stated Value of such shares of Series C Preferred Stock on such dividend payment date.
Conversion and Redemption
The Series C Preferred Stock are, at the option of the holders thereof at any time and from time to time, convertible into common stock at an initial conversion price of $23.25 per share of Common Stock, subject to customary anti-dilution protections (the “Conversion Price”).
At any time after the second anniversary of the initial issuance of the Series C Preferred Stock (the “Initial Issue Date”), the Company will have the option to require that all or any portion of the then-outstanding shares of Series C Preferred Stock be converted into common stock at the then applicable Conversion Price if the closing price per share of common stock exceeds (i) from and after the second anniversary and prior to the third anniversary of the Initial Issue Date, 175% of the Conversion Price and (ii) from and after the third anniversary of the Initial Issue Date, 150% of the Conversion Price, in each case, then in effect for at least 20 trading days in any period of 30 consecutive trading days immediately prior to the Holders’ receipt of the conversion notice.
At any time on or following the seventh anniversary of the Initial Issue Date, the Company may redeem all or any portion of the outstanding Series C Preferred Stock at the applicable redemption price (the “Optional Redemption Price”) plus accrued and unpaid dividends thereon. The Optional Redemption Price will be an amount in cash equal to the greater of (a) (i) 107% of the Stated Value, with respect to a redemption date on or following the seventh anniversary of the Initial Issue Date but prior to the eighth anniversary of the Initial Issue Date, (ii) 104% of the Stated Value, with respect to a redemption date on or following the eighth anniversary of the Initial Issue Date but prior to the ninth anniversary of the Initial Issue Date and (iii) 100% of the Stated Value, with respect to a redemption date on or following the ninth anniversary of the Initial Issue Date and (b) the as-converted value.

Fundamental Change Conversion and Redemption
Upon the occurrence of a fundamental change of the Company (i) in certain circumstances, the Company will be obligated to pay a customary fundamental change make-whole premium on the Series C Preferred Stock converted in connection with such fundamental change by increasing the conversion rate on such Series C Preferred Stock and (ii) the Company will be obligated to offer to redeem all of the Series C Preferred Stock for a price in cash equal to the greater of (a) the Stated Value, plus accrued and unpaid dividends thereon and (b) the as-converted value.
Ranking
The Series C Preferred Stock will rank junior to the Company’s Convertible Preferred Stock, pari passu with the Company’s Mandatory Convertible Preferred Stock and senior to the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.
Voting Rights
The Series C Investors, as Holders, will be entitled to vote with the holders of the common stock on an as-converted basis, voting together as a single class, on all matters presented to the holders of common stock, except as required by Delaware law, subject to certain requirements as described in the January 2026 Investment Agreement.
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
The Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default. As of March 31, 2026, the Issuer and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $22.2 million related to the Notes were capitalized and are being amortized over the term of the financing arrangement.
As of March 31, 2026, the outstanding balance on the Notes, net of $19.9 million of unamortized debt issuance costs, was $2.23 billion.
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
The Term Loan Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The Term Loan Credit Agreement contains certain customary events of default, including relating to a change of control. As of March 31, 2026, the Borrower and its restricted subsidiaries were in compliance with these covenants.
The principal amount of borrowing under the Term Loan Facility was reduced by an original issue discount (“OID”) of 1%. OID costs of $22.5 million and debt issuance costs of $50.9 million related to the Term Loan Facility were capitalized and are being amortized over the term of the financing arrangement.
On May 29, 2025, the Borrower made a voluntary principal prepayment of $1.40 billion under the Term Loan Facility. As a result, the Borrower was relieved of its obligation to make quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the Term Loan Facility. Additionally, as a result of the principal prepayment, the Borrower recognized a loss on debt extinguishment of $45.7 million during the three months ended June 30, 2025, which is comprised of $14.0 million of unamortized OID costs and $31.7 million of unamortized debt issuance costs related to the Term Loan Facility.
On November 5, 2025, the Borrower amended the Term Loan Credit Agreement in order to refinance the Term Loan Facility. The amendment reduced the applicable margin for borrowings under the Term Loan Facility from 3.00% to 2.00% for Term SOFR borrowings and from 2.00% to 1.00% for base rate borrowings. (the “Term Loan Refinancing”). As a result of the Term Loan Refinancing, the Borrower recognized a loss on debt extinguishment of $4.0 million during the three months ended September 30, 2025, which is comprised of $0.9 million of unamortized OID costs, $2.2 million of unamortized debt issuance costs, and $0.9 million of third-party fees associated with the modification of the Term Loan Facility. Additionally, new debt issuance costs of $0.1 million were capitalized and are being amortized over the term of the financing arrangement.
The loss on debt extinguishment resulting from the principal prepayment and the subsequent Term Loan Refinancing was separately recognized on the consolidated statements of operations for the year ended December 31, 2025.
As of March 31, 2026, the outstanding balance on the Term Loan Facility, net of $6.6 million of unamortized OID costs and $14.9 million of unamortized debt issuance costs, was $828.5 million.
ABL Credit Agreement
On April 29, 2025, Merger Sub, as initial borrower, entered into the Asset-Based Revolving Credit Agreement (the “ABL Credit Agreement”), with Holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, which provides for an asset-based revolving credit facility (the “ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with an aggregate borrowing availability equal to the lesser of $2.0 billion, and the borrowing base. Upon the consummation of the Beacon Acquisition, the Borrower entered into a joinder to the ABL Credit Agreement as the surviving borrower. The ABL Facility matures on April 29, 2030. Based on the Borrower’s borrowing base as of March 31, 2026, the Borrower had $1.98 billion borrowing capacity under the ABL Facility.
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
The ABL Facility requires that the Borrower, commencing on or after the last day of the first full fiscal quarter ending after the closing date of the ABL Facility, maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time that availability is less than the greater of (x) $120 million and (y) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time. As of March 31, 2026, the Borrower and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $18.8 million related to the ABL Facility were capitalized and are being amortized ratably over the term of the financing arrangement. The debt issuance costs related to the ABL Facility are presented as an asset, included in other assets, net on the condensed consolidated balance sheets. As of March 31, 2026, there were $15.4 million of unamortized debt issuance costs related to the ABL Facility.
As of March 31, 2026, there was no outstanding balance on the ABL Facility. The Borrower and its restricted subsidiaries had $21.2 million in outstanding standby letters of credit issued under the ABL Facility as of March 31, 2026.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$70.6	$36.5
Net cash used in investing activities	(19.5)	(0.8)
Net cash provided by (used in) financing activities	633.9	(22.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	—
Net increase in cash, cash equivalents and restricted cash	$684.7	$13.2
Operating Activities
Net cash provided by operating activities was $70.6 million for the three months ended March 31, 2026, compared to $36.5 million for the three months ended March 31, 2025. Cash provided by operations increased $34.1 million during the three months ended March 31, 2026. The increase in cash provided by operations was primarily due to the Beacon Acquisition and the seasonal timing of net working capital requirements for inventory purchases and cash collections.
Investing Activities
Net cash used in investing activities was $19.5 million for the three months ended March 31, 2026, compared to $0.8 million for the three months ended March 31, 2025. Cash used in investing activities increased $18.7 million during the three months ended March 31, 2026 primarily due to an increase in capital expenditures during the period.
Financing Activities
Net cash provided by financing activities was $633.9 million for the three months ended March 31, 2026, compared to net cash used in financing activities of $22.5 million for the three months ended March 31, 2025. Cash provided by financing activities increased $656.4 million during the three months ended March 31, 2026 primarily due to the net proceeds from the issuance of common stock during the period, which was partially offset by the payment of costs to obtain the Series C Preferred Stock commitment, the payment of taxes related to the net share settlement of equity awards and the payment of dividends on the Company’s Mandatory Convertible Preferred Stock.

Condensed Supplemental Financial Information
In accordance with the indenture governing the Notes and the credit agreements governing the Credit Facilities, QXO Building Products and its subsidiaries (together, the “Credit Group”) are required to furnish to holders of the Notes and lenders under the Credit Facilities certain financial information relating to the Credit Group.
The summarized financial information below reflects results for the Credit Group, other QXO entities and QXO on a consolidated basis.

	March 31, 2026
Balance Sheet (in millions)	Credit Group	Other QXO Entities	Consolidated QXO
Cash and cash equivalents	$211.1	$2,835.2	$3,046.3
Total current assets	$3,580.5	$2,876.1	$6,456.6
Total current liabilities	$1,896.8	$40.4	$1,937.2
Total long-term debt, net	$3,058.6	$—	$3,058.6
Total stockholders’ equity	$7,352.0	$2,812.9	$10,164.9

	Three Months Ended March 31, 2026
Statement of Operations (in millions)	Credit Group	Other QXO Entities	Consolidated QXO
Net sales	$1,715.6	$14.6	$1,730.2
Gross profit	$403.2	$6.1	$409.3
Total operating expense	$625.5	$35.7	$661.2
Interest (expense) income, net	$(56.4)	$25.3	$(31.1)
(Benefit from) provision for income taxes	$(70.9)	$17.7	$(53.2)
Net loss	$(205.1)	$(22.0)	$(227.1)

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk disclosures set forth in Item 7A of Part II, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 have not changed materially during the three months ended March 31, 2026.
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
As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Change in Internal Control over Financial Reporting
During the three months ended March 31, 2026, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information related to our legal proceedings, refer to Note 11 – Commitments and Contingencies of Item 1 of Part I, “Condensed Consolidated Financial Statements” of this Quarterly Report.
Item 1A. Risk Factors
We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026, other than as set forth below.
Risks Related to the Proposed Acquisition of TopBuild
The TopBuild Acquisition may not be completed within the expected timeframe, or at all, and the failure to complete the TopBuild Acquisition could impact our stock price and our future business and financial results.
There can be no assurance that the TopBuild Acquisition will be completed in the expected timeframe, or at all. The TopBuild Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the TopBuild Acquisition, including the Stockholder Approvals. There can be no assurance that all closing conditions will be satisfied (or waived, if applicable). Many of the conditions to completion of the TopBuild Acquisition are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). In addition, either TopBuild or QXO may terminate the TopBuild Merger Agreement if, subject to certain limitations, the TopBuild Acquisition has not been consummated by January 17, 2027.
If the TopBuild Acquisition is not completed, our ongoing business and financial results may be adversely affected and we will be subject to a number of risks, including the following:
•we have dedicated significant time and resources, financial and otherwise, in planning for the TopBuild Acquisition and the associated integration, of which we would lose the benefit if the TopBuild Acquisition is not completed;
•we are responsible for certain transaction costs relating to the TopBuild Acquisition, whether or not the TopBuild Acquisition is completed;
•while the TopBuild Merger Agreement is in force, we are subject to certain restrictions on the conduct of our business, including taking any action that that would reasonably be expected to have a material negative impact on or material delay to the satisfaction of the conditions in the TopBuild Merger Agreement required to consummate the TopBuild Acquisition, which restrictions may adversely affect our ability to execute certain of our business strategies; and
•matters relating to the TopBuild Acquisition (including integration planning) may require substantial commitments of time and resources by our management, whether or not the TopBuild Acquisition is completed, which could otherwise have been devoted to other opportunities that may have been beneficial to us.
In addition, if the TopBuild Acquisition is not completed, we may experience negative reactions from the financial markets and from our customers and employees. We also may be subject to litigation related to any failure to complete the TopBuild Acquisition or to enforcement proceedings commenced against us to perform our obligations under the TopBuild Merger Agreement. If the TopBuild Acquisition is not completed, these risks may materialize and may adversely affect our business, financial results and financial condition, as well as the price of our common stock.
The TopBuild Merger Agreement restricts our ability to pursue alternative transactions and may require us to pay a termination fee under certain circumstances.
The TopBuild Merger Agreement contains customary non-solicitation provisions that limit our ability and TopBuild’s ability to solicit or engage in discussions regarding alternative acquisition proposals, subject to certain fiduciary exceptions. If the TopBuild Merger Agreement is terminated under certain specified circumstances, including in connection with a competing acquisition proposal, we may be required to pay a termination fee of $600 million in cash to TopBuild or TopBuild may be required to pay a us a termination fee of $600 million in cash. These provisions could discourage other potential strategic transactions that may be favorable to us and our stockholders.

Even if the TopBuild Acquisition is completed, we may be unable to integrate TopBuild successfully and realize the anticipated benefits of the TopBuild Acquisition.
If the TopBuild Acquisition is completed, the successful integration of TopBuild and operations into those of our own and our ability to realize the expected benefits of the transaction are subject to a number of risks and uncertainties, many of which are outside of our control. We will also be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. The risks and uncertainties relating to integrating the two businesses include, among other things:
•the challenge of integrating complex organizations, systems, operating procedures, compliance programs, technology, networks and other assets of TopBuild;
•the difficulties harmonizing differences in the business cultures of QXO and TopBuild;
•the inability to successfully integrate our respective businesses in a manner that permits us to achieve the cost savings and other anticipated benefits from the TopBuild Acquisition;
•the inability to minimize the diversion of management attention from ongoing business concerns during the process of integrating TopBuild into our businesses;
•the inability to resolve potential conflicts that may arise relating to customer, supplier and other important relationships of our business and TopBuild;
•difficulties in retaining key management and other key employees; and
•the challenge of managing the expanded operations of a significantly larger and more complex company and coordinating geographically separate organizations.
We will incur substantial expenses to consummate the TopBuild Acquisition but may not realize the anticipated benefits. In addition, even if we are able to integrate TopBuild successfully, the anticipated benefits of the TopBuild Acquisition may not be realized fully, or at all, or may take longer to realize than expected. Given the size and significance of the TopBuild Acquisition, we may encounter difficulties in the integration of the operations of TopBuild and may fail to realize the full benefits and synergies of the TopBuild Acquisition, which could adversely impact our business, results of operation and financial condition.
The issuance of shares of common stock in connection with the TopBuild Acquisition will dilute existing stockholders and may adversely affect the market price of our common stock.
In connection with the TopBuild Acquisition, we expect to issue a substantial number of shares of our common stock to the stockholders of TopBuild, the actual number of which will be determined at closing based on the number of shares and certain equity awards of TopBuild outstanding at that time and subject to proration and election procedures set forth in the TopBuild Merger Agreement. The issuance of these additional shares will dilute the ownership interest of our existing stockholders and may dilute earnings per share. Any such dilution, or any delay in achieving accretion to earnings per share, could cause the market price of our common stock to decline or increase at a reduced rate.
Securities class action and derivative lawsuits may be brought against us in connection with the TopBuild Acquisition, which could result in substantial costs.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger, or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
The predecessor financial information is included as Exhibit 99.1 to this Quarterly Report and is incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of April 18, 2026, by and among QXO, Inc., TopBuild Corp., Titanium MergerCo, Inc. and Titanium MergerCo 2, LLC.+	8-K	2.1	April 20, 2026
3.1	Certificate of Designations of Series C Convertible Perpetual Preferred Stock, filed with the Secretary of State of the State of Delaware and effective April 1, 2026.	8-K	3.1	April 1, 2026
10.1*	Offer Letter, dated April 15, 2025, by and between QXO, Inc. and Valeri Liborski.†
10.2	Voting Agreement, dated as of April 18, 2026, by and between TopBuild Corp. and Jacobs Private Equity II, LLC.	8-K	10.1	April 20, 2026
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Unaudited predecessor financial information for QXO Building Products, Inc.
101.INS*	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.PRE*	Inline XBRL Taxonomy Extension Presentation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.DEF*	Inline XBRL Taxonomy Extension Definition
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith
**Furnished herewith
† Management contract or compensatory plan or arrangement.
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

QXO, INC.

Date: May 12, 2026	By:	/s/ Brad Jacobs
Brad Jacobs
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Ihsan Essaid
Ihsan Essaid
Chief Financial Officer
(Principal Financial Officer)