Form 10-Q
period 2026-06-30
QXO, Inc.
filed 2026-08-14
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-Q
____________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2026, there were 1,037,490,709 shares outstanding of the registrant’s common stock.

QXO, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended June 30, 2026

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
•changes in supplier pricing, demand or vendor rebates adversely affecting our income and gross margins;
•our inability to identify potential acquisition targets, successfully complete acquisitions on acceptable terms, or successfully integrate acquired businesses into our operations;
•the possibility that our cost and revenue initiatives to enhance efficiencies and drive organic growth may not be effective;
•risks related to maintaining our safety record;
•liability exposure due to the nature and breadth of our installation services operations, including from construction defect and warranty claims;
•risks related to the identification of new products, product quality or performance issues from third-party manufacturers and suppliers;
•the possibility that building products distribution industry demand may soften or shift substantially due to cyclicality or dependence on general economic and political conditions, including inflation or deflation, interest rates, governmental subsidies or incentives, consumer confidence, labor and supply shortages, weather and commodity prices;
•risks related to fragmentation in our industry and the possibility that regional or global barriers to trade or a global trade war could increase the cost of products in the building products distribution industry;
•seasonality, weather-related conditions and natural disasters;
•risks related to the effective development and proper functioning of our information technology systems, including from cybersecurity threats, artificial intelligence use, and digital transformation initiatives;
•risks relating to our ability to attract and retain key talent, work stoppages, union negotiations, labor disputes or other labor force matters;
•our dependence on Brad Jacobs as chairman and chief executive officer and the impact of the loss of Mr. Jacobs in these roles;
•the risk that Mr. Jacobs’ past performance may not be representative of future results;
•the risk that the anticipated benefits of our acquisition of Beacon Roofing Supply, Inc. (the “Beacon Acquisition”), Kodiak Building Partners, Inc. (the “Kodiak Acquisition”), TopBuild Corp. (the “TopBuild Acquisition”) or any future acquisition may not be fully realized or may take longer to realize than expected;
•the effect of the Beacon Acquisition, Kodiak Acquisition, and TopBuild Acquisition or any future acquisition on our business relationships with employees, customers or suppliers, operating results and business generally;
•risks that our rebranding initiatives following the TopBuild Acquisition may not achieve their intended benefits;
•risks related to our obligations under the indebtedness we incurred in connection with the Beacon Acquisition and TopBuild Acquisition;
•the possible economic impact of the Company’s outstanding warrants and preferred stock on the Company and the holders of its common stock or the impact of dividend payments or liquidation preferences from preferred stock that remains outstanding;
•challenges raising additional equity or debt capital and the effects that raising such capital may have on the Company and its business;
•the possibility that new investors in any future financing transactions could gain rights, preferences and privileges senior to those of the Company’s existing stockholders;
•the development of alternatives to distributors in the supply chain and competitive pricing pressure from customers;
•changes in building codes and consumer preferences that could affect our ability to market our service offerings;
•risks associated with periodic litigation, regulatory proceedings and enforcement actions;
•the impact of legislative, regulatory, economic, competitive and technological changes;
•risks related to insurance and bonding, including the use of a wholly-owned insurance captive to manage risks;
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

Item 1. Condensed Consolidated Financial Statements
QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$2,774	$2,362
Accounts receivable, net	1,782	1,145
Inventories, net	2,072	1,497
Vendor rebates receivable	531	427
Income tax receivable	45	31
Prepaid expenses and other current assets	3,144	84
Total current assets	10,348	5,546
Property and equipment, net	825	689
Goodwill	6,211	5,111
Intangibles, net	4,402	3,819
Operating lease right-of-use assets, net	824	690
Other assets, net	55	32
Total assets	$22,665	$15,887

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,505	$819
Accrued expenses	821	574
Current portion of operating lease liabilities	136	108
Current portion of finance lease liabilities	53	49
Total current liabilities	2,515	1,550
Borrowings under revolving lines of credit	11	—
Long-term debt, net	6,029	3,057
Deferred income tax liabilities, net	929	847
Operating lease liabilities	678	562
Finance lease liabilities	130	139
Other long-term liabilities	34	25
Total liabilities	10,326	6,180
Commitments and contingencies (Note 11)
Mezzanine equity:
Series C Preferred Stock, $0.001 par value per share; 0.2 shares and 0.0 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,961	—
Stockholders’ equity:
Mandatory Convertible Preferred Stock, $0.001 par value per share; 0.6 shares authorized, issued and outstanding as of June 30, 2026 and December 31, 2025	558	558
Convertible Preferred Stock, $0.001 par value per share; authorized 10.0 shares, 1.0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	499	499
Common stock, $0.00001 par value per share; authorized 2,000.0 shares; 725.4 and 674.5 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	10,079	9,047
Retained earnings (accumulated deficit)	(761)	(395)
Accumulated other comprehensive income (loss)	3	(2)
Total stockholders’ equity	10,378	9,707
Total liabilities, mezzanine equity and stockholders’ equity	$22,665	$15,887
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$3,246	$1,906	$4,976	$1,920
Cost of products sold	2,443	1,505	3,764	1,513
Gross profit	803	401	1,212	407
Operating expense:
Selling, general and administrative	649	457	1,146	501
Depreciation	56	27	103	27
Amortization	140	80	257	80
Total operating expense	845	564	1,506	608
Loss from operations	(42)	(163)	(294)	(201)
Interest (expense) income, net	(38)	(30)	(69)	26
Loss on debt extinguishment	—	(46)	—	(46)
Other income, net	3	2	6	2
Loss before benefit from income taxes	(77)	(237)	(357)	(219)
Benefit from income taxes	(22)	(178)	(75)	(169)
Net loss	$(55)	$(59)	$(282)	$(50)
Loss per common share - basic and diluted (Note 7)	$(0.14)	$(0.15)	$(0.48)	$(0.19)

Total weighted-average common shares outstanding:
Basic	767.3	564.7	755.9	508.4
Diluted	767.3	564.7	755.9	508.4

See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(55)	$(59)	$(282)	$(50)
Other comprehensive income (loss):
Foreign currency translation adjustment	3	(3)	5	(3)
Total other comprehensive income (loss)	3	(3)	5	(3)
Comprehensive loss	$(52)	$(62)	$(277)	$(53)
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity
(in millions)
(Unaudited)

	Mezzanine Equity		Stockholders’ Equity
	Series C Preferred Stock		Mandatory Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Three Months Ended June 30, 2026
Balance as of March 31, 2026	—	$—	0.6	$558	1.0	$499	710.8	$—	$9,760	$(652)	$—	$10,165
Issuance of Series C Preferred Stock, net of issuance costs	0.2	1,993	—	—	—	—	—	—	—	—	—	—
Reclassification of Series C Preferred Stock commitment costs to mezzanine equity upon issuance	—	(32)	—	—	—	—	—	—	32	—	—	32
Series C Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(23)	—	(23)
Mandatory Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(23)	—	(23)
Common stock issued as partial consideration for Kodiak Acquisition	—	—	—	—	—	—	13.3	—	257	—	—	257
Proceeds from stock option exercises	—	—	—	—	—	—	0.2	—	1	—	—	1
Vesting of stock-based compensation awards	—	—	—	—	—	—	1.1	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	29	—	—	29
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	3	3
Net loss			—	—	—	—	—	—	—	(55)	—	(55)
Balance as of June 30, 2026	0.2	$1,961	0.6	$558	1.0	$499	725.4	$—	$10,079	$(761)	$3	$10,378

Three Months Ended June 30, 2025
Balance as of March 31, 2025	—	$—	—	$—	1.0	$499	409.4	$—	$4,581	$(20)	$—	$5,060
Issuance of Mandatory Convertible Preferred Stock, net of issuance costs	—	—	0.6	558	—	—	—	—	—	—	—	558
Mandatory Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(23)	—	(23)
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	254.9	—	4,218	—	—	4,218
Proceeds from stock option exercises	—	—	—	—	—	—	2.9	—	14	—	—	14
Awards assumed in acquisition	—	—	—	—	—	—	—	—	88	—	—	88
Vesting of stock-based compensation awards	—	—	—	—	—	—	4.4	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	65	—	—	65
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	—	—	(59)	—	(59)
Balance as of June 30, 2025	—	$—	0.6	$558	1.0	$499	671.6	$—	$8,966	$(105)	$(3)	$9,915

See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity
(in millions)
(Unaudited)

	Mezzanine Equity		Stockholders’ Equity
	Series C Preferred Stock		Mandatory Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Six Months Ended June 30, 2026
Balance as of December 31, 2025	—	$—	0.6	$558	1.0	$499	674.5	$—	$9,047	$(395)	$(2)	$9,707
Series C Preferred Stock commitment	—	—	—	—	—	—	—	—	(47)	—	—	(47)
Issuance of Series C Preferred Stock, net of issuance costs	0.2	1,993	—	—	—	—	—	—	—	—	—	—
Reclassification of Series C Preferred Stock commitment costs to mezzanine equity upon issuance	—	(32)	—	—	—	—	—	—	32	—	—	32
Series C Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(23)	—	(23)
Mandatory Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(16)	—	(16)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(45)	—	(45)
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	31.6	—	748	—	—	748
Common stock issued as partial consideration for Kodiak Acquisition	—	—	—	—	—	—	13.3	—	257	—	—	257
Proceeds from stock option exercises	—	—	—	—	—	—	0.4	—	2	—	—	2
Vesting of stock-based compensation awards	—	—	—	—	—	—	5.6	—	—	—	—	—
Tax withholdings for stock-based compensation awards	—	—	—	—	—	—	—	—	(28)	—	—	(28)
Stock-based compensation	—	—	—	—	—	—	—	—	68	—	—	68
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	5	5
Net loss	—	—	—	—	—	—	—	—	—	(282)	—	(282)
Balance as of June 30, 2026	0.2	$1,961	0.6	$558	1.0	$499	725.4	$—	$10,079	$(761)	$3	$10,378

Six Months Ended June 30, 2025
Balance as of December 31, 2024	—	$—	—	$—	1.0	$499	409.4	$—	$4,561	$(7)	$—	$5,053
Issuance of Mandatory Convertible Preferred Stock, net of issuance costs	—	—	0.6	558	—	—	—	—	—	—	—	558
Mandatory Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(45)	—	(45)
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	254.9	—	4,218	—	—	4,218
Proceeds from stock option exercises	—	—	—	—	—	—	2.9	—	14	—	—	14
Awards assumed in acquisition	—	—	—	—	—	—	—	—	88	—	—	88
Vesting of stock-based compensation awards	—	—	—	—	—	—	4.4	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	85	—	—	85
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	—	—	(50)	—	(50)
Balance as of June 30, 2025	—	$—	0.6	$558	1.0	$499	671.6	$—	$8,966	$(105)	$(3)	$9,915

See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(282)	$(50)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation(1)	105	27
Amortization	257	80
Stock-based compensation	68	85
Amortization of debt issuance costs	5	2
Loss on debt extinguishment	—	46
Provision for credit losses	20	3
Non-cash lease expense	72	28
Deferred income taxes	(75)	22
Changes in operating assets and liabilities:
Accounts receivable	(441)	(226)
Inventories	(367)	(16)
Vendor rebates receivable	(97)	(229)
Income tax receivable	(4)	(202)
Prepaid expenses and other current assets	(49)	1
Accounts payable and accrued expenses	712	312
Other assets and liabilities	(70)	(21)
Net cash used in operating activities	(146)	(138)

Investing Activities
Capital expenditures	(54)	(20)
Acquisition of business, net of cash acquired and common stock issued	(1,965)	(10,557)
Other	4	1
Net cash used in investing activities	(2,015)	(10,576)

Financing Activities
Borrowings under revolving lines of credit	18	423
Payments under revolving lines of credit	(7)	(223)
Borrowings under term loan	—	2,250
Payments under term loan	—	(1,400)
Borrowings under senior notes	3,000	2,250
Payment of debt issuance costs	—	(114)
Payments under equipment financing facilities and finance leases	(26)	(7)
Proceeds from issuance of common stock related to equity awards	2	14
Proceeds from issuance of common stock, net of issuance costs	748	4,218
Proceeds from issuance of Mandatory Convertible Preferred Stock, net of issuance costs	—	558
Proceeds from the issuance of Series C Preferred Stock, net of issuance costs	1,993	—
Payment of taxes related to net share settlement of equity awards	(28)	—
Payment of costs to obtain Series C Preferred Stock commitment	(47)	—
Payment of dividends on Convertible Preferred Stock	(45)	(45)
Payment of dividends on Mandatory Convertible Preferred Stock	(16)	—
Payment of dividends on Series C Preferred Stock	(23)	—
Net cash provided by financing activities	5,569	7,924

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—

Net increase (decrease) in cash, cash equivalents and restricted cash	3,408	(2,790)
Cash, cash equivalents and restricted cash, beginning of period	2,366	5,072
Cash, cash equivalents and restricted cash, end of period	$5,774	$2,282

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$106	$23
Income taxes, net of refunds	$5	$35
Supplemental Disclosure of Non-Cash Activities
Common stock issued as consideration for acquisition	$257	$—
(1) Depreciation for the six months ended June 30, 2026 includes $2 million of depreciation expense recognized within cost of products sold on the condensed consolidated statements of operations.
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
QXO, Inc. (“QXO” or the “Company”) is the largest publicly-traded distributor of roofing, waterproofing and complementary building products in North America. The Company serves customers in all 50 states throughout the United States (the “U.S.”) and seven provinces in Canada. QXO plans to become the tech-enabled leader in the $800 billion building products distribution industry and is targeting $50 billion in annual revenues within the next decade through accretive acquisitions and organic growth.
Prior to the Beacon Acquisition (as defined below), QXO was primarily a technology solutions and professional services company, providing critical software applications, consulting and other professional services.
On April 29, 2025 (the “Beacon Closing Date”), the Company completed its acquisition of Beacon Roofing Supply, Inc. (“Beacon”), pursuant to the Agreement and Plan of Merger, dated as of March 20, 2025 (the “Beacon Merger Agreement”), by and among QXO, Beacon, and Queen MergerCo, Inc., a Delaware corporation and wholly-owned subsidiary of QXO (“Beacon Merger Sub”). Pursuant to the terms of the Beacon Merger Agreement, Beacon Merger Sub merged with and into Beacon (the “Beacon Acquisition”), with Beacon surviving as a wholly-owned subsidiary of QXO and being renamed QXO Building Products, Inc. (“QXO Building Products”), and the Company completed its acquisition of Beacon for a net purchase price of $10.64 billion.
Recent Developments
Acquisition of Kodiak
On April 1, 2026 (the “Kodiak Closing Date”), pursuant to the terms of the Agreement and Plan of Merger, dated as of February 10, 2026 (the “Kodiak Merger Agreement”), by and among QXO, Kodiak Building Partners, Inc., a Delaware corporation (“Kodiak”), Juno Merger Sub, Inc., a wholly-owned subsidiary of QXO (“Kodiak Merger Sub”), and CSC Shareholder Services LLC, in its capacity as shareholder representative (“CSC”), Kodiak Merger Sub merged with and into Kodiak (the “Kodiak Acquisition”), with Kodiak surviving as an indirect, wholly-owned subsidiary of QXO. The Company completed its acquisition of Kodiak for a net purchase price of $2.22 billion.
In connection with the closing of the Kodiak Acquisition, pursuant to the terms of the Investment Agreement, dated as of January 5, 2026 (as amended, the “Series C Investment Agreement”), between QXO and with AP Quince Holdings, L.P., a fund managed by affiliates of Apollo Global Management, Inc., and the other investors party thereto (collectively, the “Series C Investors”), the Company issued 200,000 shares of Series C Preferred Stock (as defined in Note 6) to the Series C Investors for $2.0 billion in gross proceeds, which was used to fund a portion of the Kodiak Acquisition. The remaining purchase price was financed through the issuance of 13.3 million shares of QXO common stock to Kodiak equityholders.
Acquisition of TopBuild
On July 1, 2026 (the “TopBuild Closing Date”), pursuant to the terms of the Agreement and Plan of Merger, dated as of April 18, 2026 (the “TopBuild Merger Agreement”), by and among QXO, TopBuild Corp. (“TopBuild”), Titanium MergerCo, Inc., a Delaware corporation and wholly-owned subsidiary of QXO (“Titanium Merger Sub”), and Titanium MergerCo 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of QXO (“Forward Merger Sub”), Titanium Merger Sub merged with and into TopBuild (the “Titanium Merger”), with TopBuild surviving the Titanium Merger as a wholly-owned subsidiary of QXO and immediately thereafter, TopBuild merged with and into Forward Merger Sub (the “Forward Merger” and, together with the Titanium Merger, the “TopBuild Acquisition”), with Forward Merger Sub surviving the Forward Merger as a wholly-owned subsidiary of QXO. The Company completed its acquisition of TopBuild for a purchase price of approximately $15 billion.
In connection with the closing of the TopBuild Acquisition, QXO issued approximately 312.0 million shares of QXO common stock to former holders of TopBuild Shares (as defined in Note 3), issued an additional 100,000 shares of Series C Preferred Stock (as defined in Note 6) to the Series C Investors for $1.0 billion in gross proceeds, incurred an incremental term loan for $3.0 billion in gross proceeds and released from escrow $3.0 billion in gross proceeds from the issuance of 6.500% Senior Notes due 2031 and 6.875% Senior Notes due 2034, all of which were used to fund the TopBuild Acquisition and pay related fees and expenses.

2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly the financial position of the Company as of June 30, 2026 and December 31, 2025, the results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025 in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all required disclosures in an Annual Report on Form 10-K. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026. All inter-company transactions and accounts have been eliminated in consolidation.
As the legacy Beacon business comprised substantially all of the Company at the time of its consummation and had significantly larger operations compared to the Company prior to the Beacon Acquisition, QXO determined that Beacon was the predecessor entity (“predecessor”) to QXO for financial reporting purposes. The Company also determined that the Beacon Acquisition represented a fundamental change in QXO’s operations.
In the second quarter of 2026, the Company changed its rounding presentation of these condensed consolidated financial statements and notes to the nearest whole million, except for share or per share data or as otherwise indicated. The change in rounding presentation has been applied to all prior-year amounts presented. In certain circumstances, this change resulted in adjustments to previously reported balances; however, such adjustments were not significant, and no other changes were made to previously reported financial information.
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
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash. Amounts included in restricted cash as of June 30, 2026 primarily represent the gross proceeds from the issuance of the 2031 Notes and 2034 Notes (as defined in Note 9) that were placed into a segregated escrow account pending the consummation of the TopBuild Acquisition. Upon the consummation of the TopBuild Acquisition on July 1, 2026, the gross proceeds were released from the segregated escrow account and were used to fund a portion of the TopBuild Acquisition and related transaction expenses.

	As of
(in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$2,774	$2,362
Restricted cash included in prepaid expenses and other current assets	3,000	4
Total cash, cash equivalents and restricted cash	$5,774	$2,366

Accounts Receivable
The following table represents the roll-forward of the allowance for credit losses for the six months ended June 30, 2026 and the year ended December 31, 2025:

(in millions)	June 30, 2026	December 31, 2025
Balance at beginning of period	$13	$—
Current period provision for expected credit losses	20	14
Write-offs, net of recoveries	(3)	(1)
Balance at end of period	$30	$13
Property and Equipment
The following table presents the components of property and equipment, net:

	As of
	June 30, 2026	December 31, 2025
(in millions)
Equipment	$471	$259
Finance lease assets	237	217
Leasehold improvements	159	125
Furniture and fixtures	27	30
Software	38	31
Land and buildings	58	60
Construction in progress	49	55
Total property and equipment	1,039	777
Accumulated depreciation	(214)	(88)
Total property and equipment, net	$825	$689
Goodwill
The following table sets forth the change in the carrying amount of goodwill during the six months ended June 30, 2026:

(in millions)
Balance as of December 31, 2025	$5,111
Acquisitions	1,089
Measurement period adjustments	7
Translation adjustments	4
Balance as of June 30, 2026	$6,211

Intangible Assets
The Company amortizes certain identifiable intangible assets that have finite lives, currently consisting of customer relationships and trade names. The following table summarizes intangible assets by category:

	As of		Weighted-Average Remaining Life(1) (Years)
(in millions, except time periods)	June 30, 2026	December 31, 2025
Amortizable intangible assets:
Customer relationships and other	$4,663	$3,909	9.0
Trade names	315	230	2.9
Total amortizable intangible assets	4,978	4,139	8.6
Accumulated amortization	(577)	(321)
Total amortizable intangible assets, net	4,401	3,818
Indefinite-lived domain names	1	1
Total intangibles, net	$4,402	$3,819

(1) As of June 30, 2026.
The following table summarizes the estimated future amortization expense for intangible assets for each of the next five years ending December 31 and thereafter:

(in millions)
2026 (July - December)	$280
2027	560
2028	508
2029	483
2030	483
Thereafter	2,087
Total future amortization expense	$4,401
Accrued Expenses
The following table presents the components of accrued expenses:

	As of
(in millions)	June 30, 2026	December 31, 2025
Inventory	$335	$170
Short-term portion of insurance liabilities	44	39
Payroll and employee benefit costs	94	67
Interest expense	35	27
Customer rebates	86	148
Business and property taxes	17	11
Professional services	74	18
Sales returns	30	27
Customer advances	38	20
Other	68	47
Total accrued expenses	$821	$574

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
Net Sales
Net sales represent the consideration the Company expects to be entitled to in exchange for transferring products to customers and, to a lesser extent, providing installation and construction services to customers. Substantially all of the Company’s performance obligations are satisfied at a point in time, and net sales are recognized when control of the product transfers to the customer, which occurs when the customer accepts the delivery of our product or takes possession of our product with rights and rewards of ownership. For the periods presented, substantially all of the Company’s contracts have a single performance obligation—to deliver products—and are short-term in nature.
The Company does not provide extended payment terms, and payment is due shortly after control transfers. The Company generally does not require prepayments; however, to the extent customers make payments in advance of delivery, the Company records a liability. Total customer advances as of June 30, 2026 were $38 million and are expected to be recognized as revenue within the next 12 months due to the short-term nature of the contracts. Total customer advances as of December 31, 2025 were $20 million.
Net sales are presented net of variable consideration, including estimated product returns, customer sales incentives (including volume rebates), and early payment discounts taken.
The Company estimates product returns based on historical return rates and records accrued sales returns and defers the related cost of products sold. Total accrued sales returns as of June 30, 2026 and December 31, 2025 were $30 million and $27 million, respectively, and total cost of products sold deferred were $23 million and $20 million, respectively. Provisions for early payment discounts are accrued in the same period in which the sale occurs based on historical experience. Commissions paid to internal sales teams to obtain contracts are expensed as incurred because the related contracts have a duration of one year or less. Sales taxes collected from customers and remitted to governmental authorities are excluded from net sales.
The Company offers sales incentives to customers, primarily volume rebates based on achieving specified sales levels. These volume rebates are not in exchange for a distinct good or service and therefore reduce net sales when the related revenue is recognized. The Company estimates volume rebate accruals based on contract terms, historical experience and performance levels. Total customer rebates as of June 30, 2026 and December 31, 2025 were $86 million and $148 million, respectively.
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
Interest (Expense) Income, Net
The following table presents the components of interest (expense) income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Interest income	$27	$22	$52	$79
Interest expense	(65)	(52)	(121)	(53)
Interest (expense) income, net	$(38)	$(30)	$(69)	$26

Recent Accounting Pronouncements — Adopted
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The standard provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) Topic 606. This standard should be applied prospectively and is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The standard became effective for the Company on January 1, 2026. Upon adoption, the Company elected to apply the practical expedient on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements — Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The standard requires disclosure of disaggregated information about certain financial statement expense line items presented on the consolidated statements of operations in the notes to the financial statements on an interim and annual basis. The standard can be applied either prospectively or retrospectively and is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The standard modernizes the recognition and disclosure framework for internal-use software costs, removing all references to software development stages and introducing a more judgment-based approach. This standard can be applied either prospectively, retrospectively, or utilizing a modified transition approach and is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

3. Acquisitions
Beacon Roofing Supply, Inc. Acquisition
On March 20, 2025, QXO entered into the Beacon Merger Agreement with Beacon and Beacon Merger Sub, pursuant to which QXO agreed to acquire Beacon for a purchase price of $124.35 per share of common stock (the “Beacon Merger Consideration”) of Beacon. On the Beacon Closing Date, pursuant to the Beacon Merger Agreement, Beacon Merger Sub merged with and into Beacon, with Beacon remaining as the surviving entity and being renamed QXO Building Products, and the Company completed its acquisition of Beacon.
The Company was determined to be the accounting acquirer in the Beacon Acquisition in accordance with ASC Topic 805 (“ASC 805”), Business Combinations, primarily due to having board and common share voting control over the combined company, and its managers, including the chief executive officer, directing the activities of the newly merged entity. Furthermore, the Beacon Acquisition was initiated by QXO, and the Company retained the QXO name subsequent to the Beacon Acquisition. The historical financial statements of QXO prior to April 29, 2025 are reflected in this Quarterly Report as QXO’s historical financial statements. Accordingly, the financial results of QXO as of and for any periods prior to April 29, 2025 do not include the financial results of Beacon and current and future results will not be comparable to historical results.
Additionally, in considering the foregoing principles of predecessor determination and in light of the Company’s specific facts and circumstances, the Company determined that Beacon was the predecessor entity to QXO at the time of the Beacon Acquisition for financial reporting purposes.
Purchase Price
The following table summarizes the components of the aggregate purchase consideration paid to acquire Beacon:

(in millions)
Cash paid for outstanding Beacon common stock(1)	$7,736
Converted Beacon restricted stock units (“RSUs”) and options attributable to pre-combination service(2)	104
Payment of Beacon debt, including accrued interest(3)	2,948
Aggregate acquisition consideration	10,788
Less: cash acquired	144
Aggregate acquisition consideration, net of cash acquired	$10,644

(1) The cash component of the aggregate acquisition consideration represents 62.2 million shares of outstanding common stock of Beacon multiplied by the $124.35 per share cash portion of the acquisition consideration.

(2) This amount represents the value of outstanding equity awards held by Beacon employees that were converted into replacement QXO instruments with identical terms. The conversion was based on the volume-weighted average trading price of QXO common stock for the five consecutive trading days ending on the trading day immediately preceding the Beacon Closing Date. The fair value of replacement equity-based awards attributable to pre-acquisition service was recorded as part of the consideration transferred. This amount also includes cash paid by QXO of $16 million to settle RSUs for non-employee members of the board of directors of Beacon, which were accelerated in full, cancelled and paid in cash for $124.35 per share. See Note 8 for additional information.

(3) This amount represents the cash paid by QXO to settle Beacon’s senior secured term loan B facility, senior secured notes, and outstanding line of credit borrowings of $1.26 billion, $1.25 billion and $371 million, respectively. Additionally, accrued interest expense of $30 million and a breakage fee of $38 million was paid for early termination of Beacon’s debt at the closing of the Beacon Acquisition.

Purchase Price Allocation
The Company applied the acquisition method of accounting in accordance with ASC 805, Business Combinations, and recognized assets acquired and liabilities assumed at their fair values as of the effective date of the Beacon Acquisition, with the excess purchase consideration recorded to goodwill. Goodwill reflects the assembled workforce of Beacon as well as operating synergies that are expected to result from the Beacon Acquisition and is not deductible for tax purposes.
The Company continued to obtain information to complete its valuation of certain assets and liabilities, in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. The Company initially estimated the fair value of assets acquired and liabilities assumed based on information available and adjusted those estimates as additional information pertaining to events or circumstances present at the Beacon Closing Date became available during the measurement period. The Company reflected measurement period adjustments in the period in which the adjustments occurred.

During the three months ended June 30, 2026, the Company finalized the fair value of assets acquired and liabilities assumed in the Beacon Acquisition. The following table presents the allocation of the Beacon Acquisition’s purchase price to the assets acquired and liabilities assumed, and a reconciliation to total consideration transferred, net of cash acquired. Prior to April 29, 2026, the Company recorded certain adjustments primarily related to accounts receivable, inventories, vendor rebates receivable, property and equipment, accounts payable, accrued expenses and deferred income taxes. The Company recorded measurement period adjustments during the period of January 1, 2026 through April 28, 2026, which had a net impact of increasing goodwill by $7 million.

(in millions)	Purchase Price Allocation
Assets:
Accounts receivable	$1,320
Inventories	1,782
Vendor rebates receivable	236
Income tax receivable	20
Prepaid expenses and other current assets	81
Property and equipment	684
Goodwill	5,118
Intangibles	4,131
Operating lease right-of-use assets	708
Other non-current assets	17
Liabilities:
Accounts payable	(1,136)
Accrued expenses	(531)
Deferred income taxes	(908)
Other long-term liabilities	(28)
Operating lease liabilities	(668)
Finance lease liabilities	(182)
Aggregate acquisition consideration, net of cash acquired	$10,644
The following table presents a summary of intangible assets acquired and the weighted-average useful life of these assets:

(in millions, except weighted-average useful life)	Fair Value	Weighted-Average Useful Life in Years
Customer relationships	$3,901	10.0
Trade names	230	3.0
Total intangible assets acquired	$4,131	9.6
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
During the year ended December 31, 2025, the Company incurred transaction costs of approximately $75 million related to the Beacon Acquisition. These costs were primarily associated with legal and professional services and were recognized in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2025.

Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of the Company and Beacon for the three and six months ended June 30, 2025 as if the Beacon Acquisition had been completed on January 1, 2024. The unaudited pro forma combined financial information presented below does not give effect to the May 2025 and June 2025 common and preferred (including Mandatory Convertible Preferred Stock) equity financings (as further discussed in Note 6), as these financings were not directly attributable to the Beacon Acquisition. The proceeds from equity financings completed in May 2025 were used to repay indebtedness under the Term Loan Facility (as defined in Note 9) previously incurred as part of financings that were completed to effectuate the Beacon Acquisition. As this repayment of indebtedness was not directly attributable to the Beacon Acquisition, the related reduction in interest expense is not reflected in this unaudited pro forma combined financial information. The unaudited pro forma combined financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the Beacon Acquisition had occurred on January 1, 2024, nor is it indicative of future results.
The following table presents the Company’s pro forma combined net sales and net income (loss):

(in millions)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net sales	$2,693	$4,614
Net loss	$(9)	$(144)
The unaudited pro forma combined financial information includes, where applicable, adjustments for:
(i) Acquisition accounting in accordance with ASC 805;
(ii) Financing transactions directly attributable to the Beacon Acquisition; and
(iii) Transaction costs incurred by the Company that were directly attributable to the Beacon Acquisition.
These pro forma adjustments are based upon assumptions that the Company believes are reasonable to reflect the impact of the Beacon Acquisition on the Company’s historical financial information on a supplemental pro forma basis. Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business.
Kodiak Building Partners, Inc. Acquisition
On February 10, 2026, QXO entered into the Kodiak Merger Agreement with Kodiak, CSC, and Kodiak Merger Sub pursuant to which QXO agreed to acquire Kodiak from Court Square Capital Partners.
On the Kodiak Closing Date, pursuant to the Kodiak Merger Agreement, Kodiak Merger Sub merged with and into Kodiak, with Kodiak remaining as the surviving entity, and the Company completed the Kodiak Acquisition for a net purchase price of $2.22 billion. The purchase price comprised $2.0 billion of cash and 13.3 million shares of the Company’s common stock.
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

Purchase Price
The following table summarizes the components of the preliminary aggregate purchase consideration paid to acquire Kodiak and is subject to adjustments:

(in millions)
Cash paid to sellers	$478
Payment of Kodiak debt, including accrued interest(1)	1,503
QXO consideration shares issued(2)	257
Preliminary aggregate acquisition consideration	2,238
Less: preliminary cash acquired	16
Preliminary aggregate acquisition consideration, net of cash acquired	$2,222

(1) This amount represents the cash paid by QXO to settle Kodiak’s secured term loan facility and asset-based credit facility of $1.49 billion and $15 million, respectively.
(2) The QXO share consideration component of the preliminary aggregate acquisition consideration represents 13.2 million shares of QXO’s common stock issued to Kodiak equityholders at a per share price of $19.42, which was based on the QXO share price quoted one business day prior to the Kodiak Closing Date. In addition, concurrently with the execution of the Kodiak Merger Agreement, certain employees of Kodiak entered into rollover agreements (the “Rollover Agreements”) with QXO. Pursuant to such Rollover Agreements, each such employee re-invested a portion of their after-tax cash proceeds received as merger consideration in exchange for a total of 0.1 million shares of QXO common stock.

Preliminary Purchase Price Allocation
The Company applied the acquisition method of accounting in accordance with ASC 805, Business Combinations, and recognized assets acquired and liabilities assumed at their fair values as of the effective date of the Kodiak Acquisition, with the excess purchase consideration recorded to goodwill. Goodwill reflects the assembled workforce of Kodiak as well as operating synergies that are expected to result from the Kodiak Acquisition. All preliminary goodwill is not deductible for tax purposes.
The purchase price allocation is preliminary and subject to change. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities, in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the Kodiak Closing Date becomes available during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur, and the Company will finalize its accounting for the Kodiak Acquisition within one year of the Kodiak Closing Date.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, and a reconciliation to total consideration transferred, net of cash acquired. The allocation of the purchase price is ongoing, and the Company continues to ascertain the reasonableness of the fair value of the assets acquired and liabilities assumed.

(in millions)	Preliminary Purchase Price Allocation
Assets:
Accounts receivable	$215
Inventories	213
Vendor rebates receivable	11
Income tax receivable	9
Prepaid expenses and other current assets	16
Property and equipment	186
Goodwill	1,089
Intangibles	835
Operating lease right-of-use assets	176
Other non-current assets	3
Liabilities:
Accounts payable	(112)
Accrued expenses	(77)
Deferred income taxes	(160)
Other long-term liabilities	(8)
Operating lease liabilities	(164)
Finance lease liabilities	(10)
Preliminary aggregate acquisition consideration, net of cash acquired	$2,222
The following table presents a summary of intangible assets acquired and the weighted-average useful life of these assets:

(in millions, except weighted-average useful life)	Preliminary Fair Value	Weighted-Average Useful Life in Years
Customer relationships	$750	10.0
Trade names	85	5.0
Total intangible assets acquired	$835	9.5
The preliminary fair value estimate of the customer relationships intangible asset was determined using the same valuation methodology and assumptions as those used in the Beacon Acquisition.
During the three and six months ended June 30, 2026, the Company incurred transaction costs of approximately $5 million and $15 million, respectively, related to the Kodiak Acquisition. These costs were primarily associated with legal and professional services and were recognized in selling, general and administrative expenses on the condensed consolidated statements of operations.
The following table presents Kodiak net sales and earnings as reported within the condensed consolidated statements of operations.

Three and Six Months Ended June 30, 2026
(in millions)
Net sales	$595
Net income	$15

Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of the Company and Kodiak as if the Kodiak Acquisition had been completed on January 1, 2025. The unaudited pro forma combined financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the Kodiak Acquisition had occurred on January 1, 2025, nor is it indicative of future results.
The following table presents the Company’s pro forma combined net sales and net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net sales	$3,246	$2,545	$5,507	$3,087
Net loss	$(40)	$(38)	$(262)	$(36)
The unaudited pro forma combined financial information includes, where applicable, adjustments for:
(i) Acquisition accounting in accordance with ASC 805;
(ii) Financing transactions directly attributable to the Kodiak Acquisition; and
(iii) Transaction costs incurred by the Company that were directly attributable to the Kodiak Acquisition.
These pro forma adjustments are based on available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the Kodiak Acquisition on the Company’s historical financial information on a supplemental pro forma basis. Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business.
TopBuild Corp. Acquisition
On April 18, 2026, QXO entered into the TopBuild Merger Agreement with TopBuild, Titanium Merger Sub, and Forward Merger Sub, pursuant to which QXO agreed to acquire TopBuild for approximately $15 billion in a combination of cash and stock consideration.
On the TopBuild Closing Date, pursuant to the terms of the TopBuild Merger Agreement, Titanium Merger Sub merged with and into TopBuild, with TopBuild surviving the Titanium Merger as a wholly-owned subsidiary of QXO and immediately thereafter, TopBuild merged with and into Forward Merger Sub, with Forward Merger Sub surviving the Forward Merger as a wholly-owned subsidiary of QXO. At the effective time of the Titanium Merger, by virtue of the Titanium Merger and without any action on the part of any holder thereof, each share of common stock, par value $0.01 per share, of TopBuild (“TopBuild Shares”) issued and outstanding immediately prior thereto (other than certain excluded shares, cancelled shares and dissenting shares) was converted into the right to receive, at the election of the holder and subject to proration as described in the TopBuild Merger Agreement, one of the following forms of merger consideration: (i) an amount in cash equal to $505.00 per TopBuild Share (the “Cash Consideration”) or (ii) 20.200 QXO shares of common stock per TopBuild Share (the “Stock Consideration”). TopBuild Shares in respect of which no cash election or stock election was validly made were treated as having elected to receive the Stock Consideration in accordance with the terms of the TopBuild Merger Agreement.
TopBuild stockholders of record of approximately 91.0% of the outstanding shares of TopBuild common stock elected to receive the Cash Consideration and, in accordance with the proration procedures in the TopBuild Merger Agreement, all of such outstanding shares of TopBuild common stock were converted into the right to receive approximately $249.67 in cash and 10.212 shares of QXO common stock per share of TopBuild common stock.
In connection with the TopBuild Acquisition, QXO issued approximately 312.0 million shares of QXO common stock to former holders of TopBuild Shares and paid aggregate cash consideration of approximately $6.4 billion.
TopBuild is the largest distributor and installer of insulation and related building products in North America, providing installation and distribution services across residential, commercial, and industrial end markets. TopBuild’s insulation capabilities expand QXO's scale and strengthen its position across the building products value chain.
Due to the limited time between the TopBuild Closing Date and the Company’s filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, initial accounting for the business combination is incomplete and the Company is not yet able to disclose the provisional amounts to be recognized as of the acquisition date for assets acquired and liabilities assumed. The Company expects to provide the preliminary purchase price allocation information in the Quarterly Report on Form 10-Q for the quarter ending September 30, 2026.

4. Restructuring
Subsequent to the Beacon Acquisition, the Company developed a restructuring plan to streamline and simplify the organization, improve efficiency and reduce costs. As a result of the restructuring plan, the Company recorded restructuring charges comprised of severance and employee-related costs associated with corporate workforce optimization, stock-based compensation charges associated with impacted employees, and lease abandonment costs. These charges are reflected in selling, general and administrative expenses on the condensed consolidated statements of operations. The severance and employee-related costs were recorded in accrued expenses as payroll and employee benefit costs, while the stock-based compensation charge was reflected as an adjustment to common stock and additional paid-in capital on the condensed consolidated balance sheets. The severance and employee-related restructuring charge liability is expected to be substantially paid by September 2026.
The following table presents severance and employee-related costs and lease abandonment costs recognized in selling, general and administrative expenses on the condensed consolidated statements of operations during the three and six months ended June 30, 2026 and 2025:

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Severance and employee-related costs	$3	$35	$9	$35
Lease abandonment costs	5	—	15	—
Total restructuring charges	$8	$35	$24	$35
During the three and six months ended June 30, 2025, the Company recognized a $38 million stock-based compensation charge associated with employees impacted by the Company’s restructuring plan. During the six months ended June 30, 2026, the Company recognized a $1 million stock-based compensation charge associated with impacted employees. During the three months ended June 30, 2026, stock-based compensation charges associated with impacted employees were nominal.
The following table shows the change in the restructuring charge liability during the six months ended June 30, 2026:

(in millions)	Severance and Employee-related Costs	Lease Abandonment Costs
Restructuring charge liability as of December 31, 2025	$26	$—
Restructuring charges	9	15
Payments	(26)	(4)
Non-cash settlement	—	(11)
Restructuring charge liability as of June 30, 2026	$9	$—
Severance and employee-related costs consist primarily of salary continuation benefits, prorated annual incentive compensation, continuation of health care benefits, and outplacement services. Severance and employee-related benefits are determined pursuant to the Company’s written severance plans and are recognized when the benefits are determined to be probable of being paid and are reasonably estimable.
Lease abandonment costs primarily represent the write-off of the remaining carrying value of operating lease right-of-use (“ROU”) assets for branch facilities that were abandoned in connection with the Company's restructuring plan. These lease abandonment charges are recognized as of the cease-use date. Other exit-related costs, including costs to close branch facilities, are recognized as incurred.

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
The Company’s revenues for its single operating segment are primarily derived from the sale of residential and non-residential roofing products, as well as complementary products, such as siding, waterproofing and lumber. The CODM evaluates performance for the Company’s single operating segment and decides how to allocate resources based on the Company’s consolidated net income that is reported in the condensed consolidated statements of operations as net (loss) income. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. These results are used to assess segment performance and determine the compensation of certain employees.
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
The Company is currently evaluating its internal management reporting structure as a result of the Kodiak Acquisition and TopBuild Acquisition, including the resulting impact on the identification and reporting of its operating segments. As this evaluation was not complete as of June 30, 2026 due to the timing of the Kodiak Acquisition and TopBuild Acquisition, the operating results of Kodiak from the Kodiak Closing Date through June 30, 2026 were reported within the Company’s existing operating segment. Following the establishment of the Company's new organizational structure in connection with the Kodiak Acquisition and TopBuild Acquisition, the Company plans to report financial information based on its new reportable segments in the future and recast prior-period segment information to reflect the revised reporting structure.
The following table presents information regarding the components of revenue, significant segment expenses and consolidated net loss representative of the significant categories regularly provided to the CODM when managing the Company’s one operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net sales:
Residential roofing products	$1,266	$930	$2,064	$930
Non-residential roofing products	736	536	1,200	536
Complementary building products(1)	1,229	426	1,682	426
Software products and services	15	14	30	28
Total net sales	$3,246	$1,906	$4,976	$1,920
Less:
Cost of products sold	$2,443	$1,505	$3,764	$1,513
Selling, general and administrative expenses(2)	620	392	1,078	416
Stock-based compensation	29	65	68	85
Other segment items	209	3	348	(44)
Net loss	$(55)	$(59)	$(282)	$(50)

(1) Includes Kodiak net sales.
(2) Excludes stock-based compensation.
Geographic Information
Net sales in the U.S. accounted for approximately 97% of total net sales for the three and six months ended June 30, 2026, and approximately 96% of the Company’s long-lived assets were in the U.S. as of June 30, 2026. Net sales in the U.S. accounted for approximately 97% of total net sales for the three and six months ended June 30, 2025, and approximately 96% of the Company’s long-lived assets were in the U.S. as of December 31, 2025. The CODM does not review geographic asset information when assessing performance or allocating resources.

6. Equity and Mezzanine Equity
Equity
April 2024 Investment Agreement
On April 14, 2024, the Company entered into the Amended and Restated Investment Agreement (the “Investment Agreement”) among the Company, Jacobs Private Equity II, LLC (“JPE”) and the other investors party thereto (collectively, the “Investors”), providing for, among other things, an aggregate investment by the Investors of $1.0 billion in cash in the Company. Pursuant to the Investment Agreement, the Company issued and sold an aggregate of 1,000,000 shares of Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Convertible Preferred Stock”), which are initially convertible into an aggregate of 219.0 million shares of common stock at an initial conversion price of $4.566 per share and issued and sold warrants exercisable for an aggregate of 219.0 million shares of common stock (the “Warrants”). The Investment Agreement and related transactions closed on June 6, 2024 (the “Equity Investment”) and generated gross proceeds of $1.0 billion before deducting fees and offering expenses.
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
The Convertible Preferred Stock ranks, with respect to dividend rights and distribution of assets upon liquidation, winding-up or dissolution, senior to the Company’s common stock, the Mandatory Convertible Preferred Stock (as defined below), and the Series C Preferred Stock (as defined below). Holders of Convertible Preferred Stock will vote together with the holders of the Company’s common stock on an “as-converted” basis on all matters, except as otherwise required by law. In addition, the approval of holders of at least a majority of the outstanding shares of the Convertible Preferred Stock, voting separately as a single class, will be required for certain matters set forth in the Certificate of Designation for the Convertible Preferred Stock.
Dividends on the Convertible Preferred Stock are payable quarterly, when, as and if declared by the Company’s board of directors at the rate per annum of 9% per share on the then-applicable liquidation preference (subject to certain exceptions in the event that the Company pays dividends on shares of its common stock). During the three and six months ended June 30, 2026, the Company paid $23 million and $45 million, respectively, of dividends to holders of Convertible Preferred Stock. Subsequent to the close of the quarter ended June 30, 2026, the Company paid $23 million of quarterly dividends to holders of Convertible Preferred Stock.
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

On March 17, 2025, the Company entered into purchase agreements with certain institutional investors to privately place 67.5 million shares of its common stock at a price of $12.30 per share. The closing of the private placement was contingent upon the completion of the Beacon Acquisition and was completed on April 29, 2025. As a result of the closing, the Company raised $824 million in net proceeds, after deducting offering costs of $7 million, to partially fund the Beacon Acquisition and related costs.
Issuance of Mandatory Convertible Preferred Stock
On May 27, 2025, the Company completed a preferred stock offering, through which QXO issued and sold 11.5 million depositary shares (“Depositary Shares”), each representing a 1/20th interest in a share of the Company’s 5.50% Series B Mandatory Convertible Preferred Stock, liquidation preference $1,000 per share, par value $0.001 per share (the “Mandatory Convertible Preferred Stock”). The amount issued included 1.5 million Depositary Shares issued pursuant to the exercise in full of the option granted to the underwriters to purchase additional Depositary Shares. The Company received net proceeds from the offering of $558 million, after deducting underwriting discounts, commissions and offering expenses of $17 million.
Dividends
The Mandatory Convertible Preferred Stock will accumulate dividends (which may be paid in cash or, subject to certain limitations, in shares of common stock or in any combination of cash and common stock) at a rate per annum equal to 5.50% on the liquidation preference of $1,000 per share, payable when, as and if declared by the Company’s board of directors (or an authorized committee thereof), on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2025 and ending on, and including, May 15, 2028. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, the Company accrues dividends whether or not they are formally declared by the Company’s board of directors. During the three and six months ended June 30, 2026, the Company paid $8 million and $16 million, respectively, of dividends to holders of Mandatory Convertible Preferred Stock.
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
The following table illustrates the conversion rate per Depositary Share, subject to certain anti-dilution adjustments, based on the applicable market value of the common stock:

Applicable Market Value of Common Stock	Conversion Rate per Depositary Share Representing a 1/20th interest in a share of the Mandatory Convertible Preferred Stock
Greater than the Threshold Appreciation Price	2.4737 shares of common stock
Equal to or less than the Threshold Appreciation Price but greater than or equal to the Initial Price	Between 2.4737 and 3.0303 shares of common stock, determined by dividing $50 by the applicable market value
Less than the Initial Price	3.0303 shares of common stock
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
Registered Equity Offerings
In April 2025, the Company sold 37.7 million shares of the Company’s common stock in an underwritten public offering at a price of $13.25 per share. The closing of the equity offering was completed on April 21, 2025 and the Company raised $488 million in net proceeds from the equity offering, after deducting offering costs of $12 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 5.7 million shares of the Company’s common stock at a price of $13.25 per share less underwriting discounts and commissions. On May 5, 2025, the option was partially exercised with respect to 4.0 million shares resulting in an additional $52 million of net proceeds. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period.
In May 2025, the Company sold 48.5 million shares of the Company’s common stock in an underwritten public offering at a price of $16.50 per share. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 7.3 million shares of the Company’s common stock at a price of $16.50 per share less underwriting discounts and commissions. On May 21, 2025, the option was exercised in full. The closing of the equity offering was completed on May 23, 2025 and the Company raised $892 million in net proceeds from the equity offering, after deducting offering costs of $28 million.
In June 2025, the Company sold 89.9 million shares of the Company’s common stock in an underwritten public offering at a price of $22.25 per share. The closing of the equity offering was completed on June 26, 2025 and the Company raised $1.96 billion in net proceeds from the equity offering, after deducting offering costs of $38 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 13.5 million shares of the Company’s common stock at a price of $22.25 per share less underwriting discounts and commissions. On July 24, 2025, the option was partially exercised with respect to 1.7 million shares resulting in additional net proceeds of $38 million. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period.
In January 2026, the Company sold 31.6 million shares of the Company’s common stock in an underwritten public offering at a price of $23.80 per share. The closing of the equity offering was completed on January 20, 2026 and the Company raised $748 million in net proceeds from the equity offering, after deducting offering costs of $5 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 4.7 million shares of the Company’s common stock at a price of $23.80 per share less underwriting discounts and commissions. The option to purchase additional shares expired unexercised at the end of the 30-day period.
Mezzanine Equity
Series C Investment Agreement
In January 2026, the Company entered into the Series C Investment Agreement with the Series C Investors. Pursuant to the Series C Investment Agreement, the Series C Investors committed until July 15, 2026 to purchase up to 300,000 shares of a new series of Series C Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), for an aggregate purchase price of $3.0 billion to fund one or more acquisitions of assets, equity or businesses (or portions thereof) for a purchase price in excess of $1.5 billion or as otherwise determined by the Company.

Issuance of Series C Preferred Stock
On April 1, 2026, the Company issued 200,000 shares of the Company’s Series C Preferred Stock to fund a portion of the Kodiak Acquisition. The Series C Preferred Stock has an initial liquidation preference of $10,000 per share (the “Stated Value”). The Company received gross proceeds from the issuance of approximately $2.0 billion. Subsequently, on July 1, 2026, the Company issued the remaining 100,000 shares of Series C Preferred Stock and received gross proceeds of approximately $1.0 billion to fund a portion of the TopBuild Acquisition.
The Series C Preferred Stock is classified as mezzanine equity on the condensed consolidated balance sheets because the shares are redeemable at the option of the Series C Investors upon the occurrence of a fundamental change of the Company, and the events that could trigger a fundamental change are not solely within the Company’s control.
The Series C Preferred Stock was initially recognized at the proceeds received, net of issuance costs. If redemption becomes probable, the Company will either remeasure the Series C Preferred Stock to the greater of its carrying value or redemption value at each reporting period or accrete its carrying value to redemption value over the period from the date redemption becomes probable to the earliest redemption date. Any resulting adjustments to the carrying value of the Series C Preferred Stock will be recognized in equity. In addition, as shares of Series C Preferred Stock are issued, a proportionate amount of the costs incurred to obtain the Series C Preferred Stock commitment are reclassified from equity to mezzanine equity as an issuance cost of the Series C Preferred Stock.
During the three months ended March 31, 2026, the Company incurred costs of $47 million to obtain the Series C Preferred Stock commitment and recognized these costs as a reduction to additional paid-in capital in permanent equity. In connection with the issuance of 200,000 shares of the Company’s Series C Preferred Stock on April 1, 2026, the Company reclassified $32 million of the $47 million of commitment costs from equity to mezzanine equity as an issuance cost of the Series C Preferred Stock. As the Company issued the remaining 100,000 shares of Series C Preferred Stock on July 1, 2026 in connection with the TopBuild Acquisition, the remaining $15 million of commitment costs will be reclassified from equity to mezzanine equity during the third quarter of 2026.
Dividends
The holders of the Series C Preferred Stock (each, a “Holder” and collectively, the “Holders”) will be entitled to dividends on the Series C Preferred Stock at a rate of 4.75% per annum. The Holders will be entitled to participate in dividends declared or paid in cash on the common stock on an as-converted basis; provided that any such dividends on the common stock on an as-converted basis received by Holders will reduce, on a dollar-for-dollar basis, the dividends such Holders are entitled to receive on the Series C Preferred Stock. Dividends on the Series C Preferred Stock will be payable on a quarterly basis in cash and/or by delivery of shares of registered (or freely tradeable) common stock, in each case at the sole discretion of the Company. Any dividends not declared and paid in cash or shares of common stock on any dividend payment date will accrue and be compounded quarterly in arrears on the then Stated Value of such shares of Series C Preferred Stock on such dividend payment date. During the three and six months ended June 30, 2026, the Company paid $23 million of dividends to holders of Series C Preferred Stock.
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
Ranking
The Series C Preferred Stock ranks junior to the Company’s Convertible Preferred Stock, pari passu with the Company’s Mandatory Convertible Preferred Stock and senior to the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.
Voting Rights
The Series C Investors, as Holders, will be entitled to vote with the holders of the common stock on an as-converted basis, voting together as a single class, on all matters presented to the holders of common stock, except as required by Delaware law, subject to certain requirements as described in the Series C Investment Agreement.
7. Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed using the two-class method, which is an earnings allocation method that determines earnings (loss) per share for common shares and participating securities. Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for common share equivalents or the conversion of the Company’s Convertible Preferred Stock, Mandatory Convertible Preferred Stock and Series C Preferred Stock. The weighted-average number of common shares outstanding used in the basic and diluted net loss per share calculation include the Pre-Funded Warrants as the Pre-Funded Warrants are exercisable at any time for nominal consideration. Common share equivalents consist of the incremental common shares issuable upon the exercise of stock options and vesting of restricted stock unit awards.
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
The following table presents the components and calculations of basic and diluted net income (loss) per common share attributable to common stockholders:

(in millions, except per share amounts; certain amounts may not recalculate due to rounding)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted earnings (loss) per common share computation:
Net loss	$(55)	$(59)	$(282)	$(50)
Less: Convertible Preferred Stock dividend	(23)	(23)	(45)	(45)
Less: Mandatory Convertible Preferred Stock dividend	(8)	(3)	(16)	(3)
Less: Series C Preferred Stock dividend	(23)	—	(23)	—
Less: Undistributed earnings allocated to participating securities	—	—	—	—
Loss attributable to common shareholders	$(109)	$(85)	$(366)	$(98)

Weighted-average common shares	725.3	522.7	713.9	466.4
Weighted-average Pre-Funded Warrants	42.0	42.0	42.0	42.0
Total weighted-average common shares outstanding	767.3	564.7	755.9	508.4

Basic and diluted loss per common share	$(0.14)	$(0.15)	$(0.48)	$(0.19)

The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per common share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Convertible Preferred Stock	219.0	219.0	219.0	219.0
Mandatory Convertible Preferred Stock	30.9	34.8	28.4	34.8
Series C Preferred Stock	86.0	—	86.0	—
Warrants	219.0	219.0	219.0	219.0
Stock-based awards	24.3	30.1	24.3	30.1
Total potential dilutive securities not included in loss per common share	579.2	502.9	576.7	502.9
Subsequent to the quarter ended June 30, 2026, in connection with the closing of the TopBuild Acquisition, QXO issued approximately 312.0 million shares of QXO common stock to former holders of TopBuild Shares and issued an additional 100,000 shares of Series C Preferred Stock to the Series C Investors. The conversion of the Series C Preferred Stock may result in dilutive common shares in the future. The Series C Preferred Stock is, at the option of the holders, convertible into the Company’s common stock at an initial conversion price of $23.25 per share based on the then-applicable Stated Value plus accrued and unpaid dividends.
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
As part of the Beacon Acquisition, the Company assumed the remaining shares authorized and available for future issuance under the Beacon Roofing Supply, Inc. 2024 Stock Plan into the 2024 Plan as of the Beacon Closing Date (the “Converted Beacon Stock Plan”), which was adjusted based on the equity award exchange ratio discussed below and subject to certain regulatory limits. As a result, 21.5 million additional shares were added to the 2024 Plan’s Plan Share Limit as of the Beacon Closing Date and may only be used to grant equity awards to employees that were former Beacon employees on the Beacon Closing Date or QXO employees hired after the Beacon Closing Date. A portion of the additional shares were used to grant the Converted RSUs and Converted NSOs (as defined and further discussed below).
As of June 30, 2026, there were 59.0 million additional shares of the Company’s common stock reserved for future issuance under the 2024 Plan.
Beacon Equity Awards
On the Beacon Closing Date, the Company converted outstanding Beacon stock-based incentive awards issued to Beacon employees under the Beacon Roofing Supply, Inc. 2024 Stock Plan at a 9.8380 equity award exchange ratio. In accordance with the terms of the Beacon Merger Agreement, the equity award exchange ratio was determined as the Beacon Merger Consideration divided by the volume-weighted average closing sale price of one share of QXO’s common stock for the five consecutive trading days ended April 28, 2025 of $12.64 per share.

Employee-held outstanding Beacon RSUs were converted into corresponding QXO RSUs, subject to the same service-based vesting terms as immediately prior to the Beacon Acquisition. All RSUs held by a non-employee member of the board of directors of Beacon, whether vested or unvested, were accelerated in full and cancelled in exchange for a cash payment equal to the product of (i) the Beacon Merger Consideration and (ii) the number of Beacon shares underlying such RSUs. Each outstanding Beacon PRSU was also converted into QXO RSUs, with the performance-based vesting condition deemed satisfied at target and the resulting award subject solely to time-based vesting (collectively, the “Converted RSUs”). All outstanding stock option awards were converted into corresponding QXO NSOs (the “Converted NSOs”). The exercise price of Converted NSOs was adjusted using the equity award exchange ratio such that the award holders maintained the same economic benefit as of the Beacon Closing Date.
The total fair value of the Converted RSUs and Converted NSOs was $177 million as of the Beacon Closing Date, of which $88 million was related to pre-combination expense and was included as a component of purchase price. The remaining fair value of $89 million relates to post-combination expense. As of June 30, 2026, the future unrecognized stock-based compensation expense related to the outstanding Converted RSUs was $14 million, which will be recognized over a weighted-average remaining service period of 1.2 years. As of June 30, 2026, the future unrecognized stock-based compensation expense related to the outstanding Converted NSOs was nominal and will be recognized over a weighted-average remaining service period of 0.7 years.
Converted NSOs
Converted NSOs generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant date. In connection with the Beacon Acquisition, the Company issued 5.1 million of Converted NSOs with a weighted-average exercise price of $5.04. There were 1.3 million Converted NSOs outstanding at the beginning of the period, and 0.4 million were exercised during the period at a weighted-average exercise price of $4.51. There was no other activity related to NSOs during the three and six months ended June 30, 2026.
RSUs
The Company grants RSUs which vest subject to the employee’s continued employment with the Company through the applicable vesting date.
The following table summarizes the activity related to the Company’s RSUs for the six months ended June 30, 2026:

(in millions, except for weighted-average grant date fair value)	Number of RSUs	Weighted-Average Grant Date Fair Value
Balance at beginning of period	16.1	$12.69
Granted	4.1	$21.57
Vested(1)	(3.4)	$14.55
Forfeited	(1.4)	$13.27
Balance at end of period	15.4	$14.65

(1) The number of RSUs vested includes 0.1 million RSUs that vested in June 2026, but were not legally settled until July 2026.
The following table summarizes additional information regarding RSUs:

	Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025
Weighted-average fair value per share of RSUs granted and converted	$21.57	$13.16
Total grant date fair value of RSUs vested	$49	$58
Total intrinsic value of RSUs released	$71	$73
As of June 30, 2026, total unrecognized stock-based compensation expense related to unvested RSUs was $171 million and is expected to be recognized over a weighted-average period of 2.5 years.
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

The following table summarizes the market-based conditions:

Percentile Position vs. S&P 500 Index Companies	Units Earned as a Percentage of Target
Below 55th Percentile	—%
55th Percentile	100%
65th Percentile	150%
75th Percentile	175%
80th Percentile	200%
90th Percentile	225%
The following table summarizes the activity related to the Company’s PRSUs for the six months ended June 30, 2026:

(in millions, except for weighted-average grant date fair value)	Number of PRSUs	Weighted-Average Grant Date Fair Value
Balance at beginning of period	8.8	$20.17
Granted	0.2	$21.50
Added by performance factor(1)	1.4	$15.66
Vested(1)	(2.4)	$15.66
Balance at end of period	8.0	$20.80

(1) Includes PRSUs that vested above target based on achievement of applicable performance goals.
The following table summarizes additional information regarding PRSUs:

	Six Months Ended June 30,
(in millions, except per share amounts)	2026	2025
Weighted-average fair value per share of PRSUs granted	$21.50	$15.06
Total grant date fair value of PRSUs vested	$37	$—
Total intrinsic value of PRSUs released	$60	$—
As of June 30, 2026, total unrecognized stock-based compensation expense related to unvested PRSUs was $84 million and is expected to be recognized over a weighted-average period of 2.5 years.
The fair value of PRSUs with a market condition is determined on the date of grant using a Monte Carlo model to simulate total stockholder return for the Company and peer companies. There were no PRSUs with a market condition granted during the six months ended June 30, 2026. The following weighted-average assumptions were used in the Monte Carlo model in determining the fair value of PRSUs granted during the six months ended June 30, 2025:

Performance period	3.70 years
Risk-free interest rate	3.8%
Expected volatility	43.0%
Dividend yield	—%
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

Stock-Based Compensation Expense
Stock-based compensation expense is included within selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
NSOs	$—	$8	$—	$8
RSUs	20	44	48	51
PRSUs	9	13	20	26
Total stock-based compensation expense	$29	$65	$68	$85
TopBuild Equity Awards
On the TopBuild Closing Date, the Company converted outstanding TopBuild stock-based incentive awards issued to TopBuild employees under the TopBuild Corp. Amended and Restated 2015 Long Term Stock Incentive Plan, as amended April 28, 2025, at an exchange ratio of 20.200 in accordance with the terms of the TopBuild Merger Agreement. As a result, the Company issued 2.3 million time-based RSUs in connection with the closing of the TopBuild Acquisition.
9. Debt
The following table summarizes all outstanding debt:

	As of
	June 30, 2026			December 31, 2025
(in millions)	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Revolving Lines of Credit
ABL Facility(1)	$11	$11	$11	$—	$—	$—
Borrowings under revolving lines of credit	$11	$11	$11	$—	$—	$—
Long-term Debt, net
Term Loan Facility(2)	$850	$829	$848	$850	$828	$852
2031 Senior Notes(3)	1,500	1,484	1,532	—	—	—
2032 Senior Secured Notes(4)	2,250	2,232	2,326	2,250	2,229	2,357
2034 Senior Notes(5)	1,500	1,484	1,543	—	—	—
Long-term debt, net	$6,100	$6,029	$6,249	$3,100	$3,057	$3,209

(1) Effective rate on borrowings of 4.70% as of June 30, 2026.
(2) Interest rate of 5.64% and 5.72% as of June 30, 2026 and December 31, 2025, respectively.
(3) Interest rate of 6.50% as of June 30, 2026.
(4) Interest rate of 6.75% for all periods presented.
(5) Interest rate of 6.875% as of June 30, 2026.
As of June 30, 2026, all outstanding debt was classified as Level 2 in the fair value hierarchy. The fair values of QXO Building Products’ 2031 Notes, 2032 Notes, 2034 Notes, and Term Loan Facility were based upon recent trading prices. The fair value of QXO Building Products’ ABL Facility approximated its carrying value and is primarily based upon observable market data, such as market interest rates, for similar debt.

Senior Secured Notes
2032 Notes
On April 29, 2025, Beacon Merger Sub (the “Issuer”) completed the issuance and sale of $2.25 billion in aggregate principal amount of 6.75% Senior Secured Notes due 2032 (the “2032 Notes”). The 2032 Notes were issued pursuant to an Indenture, dated as of April 29, 2025 (as supplemented, the “2032 Indenture”), and, upon consummation of the Beacon Acquisition, QXO Building Products assumed the obligations under the 2032 Notes and the 2032 Indenture and certain of QXO Building Products’ subsidiaries guaranteed QXO Building Products’ obligations under the 2032 Notes and the 2032 Indenture. The 2032 Notes are secured by first-priority liens on substantially all assets of the Issuer and the subsidiary guarantors, other than the ABL Priority Collateral (as defined below) (the “2032 Notes Priority Collateral”) and by second-priority liens on substantially all of the Issuer’s and the subsidiary guarantors’ inventory, receivables and related assets (the “ABL Priority Collateral”), in each case, subject to certain exceptions and permitted liens. The 2032 Notes will mature on April 30, 2032. Interest on the 2032 Notes accrues at 6.75% per annum and will be paid semi-annually, in arrears, on April 30 and October 30 of each year, beginning October 30, 2025. Proceeds from the 2032 Notes were used to partially fund the Beacon Acquisition and related transaction expenses.
On or after April 30, 2028, the Issuer may redeem the 2032 Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the 2032 Indenture. In addition, prior to April 30, 2028, the Issuer may redeem the 2032 Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2032 Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. Notwithstanding the foregoing, at any time prior to April 30, 2028, the Issuer may also redeem up to 50% of the aggregate principal amount of the 2032 Notes with funds in an aggregate amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 106.75% of the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid interest, if any, so long as at least 50% of the original aggregate principal amount of the 2032 Notes remains outstanding after each such redemption. In addition, prior to April 30, 2028, the Issuer may redeem during each twelve-month period up to 10% of the original aggregate principal amount of the 2032 Notes at a redemption price equal to 103%, plus accrued and unpaid interest, if any.
The 2032 Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the 2032 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The 2032 Indenture also provides for customary events of default. As of June 30, 2026, the Issuer and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $22 million related to the 2032 Notes were capitalized and are being amortized over the term of the financing arrangement. As of June 30, 2026, there were $18 million of unamortized debt issuance costs related to the 2032 Notes.
Senior Notes
2031 Notes and 2034 Notes
On June 17, 2026, the Issuer completed the issuance and sale of $1.5 billion in aggregate principal amount of 6.500% Senior Notes due 2031 (the “2031 Notes”) and $1.5 billion in aggregate principal amount of 6.875% Senior Notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “Notes”). The Notes were issued pursuant to an Indenture, dated as of June 17, 2026 (the “Indenture”), among the Issuer, the subsidiary guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee. At the closing of the offering, the gross proceeds were placed into a segregated escrow account (the “Escrow Account”) and released in connection with the consummation of the TopBuild Acquisition. The Notes were secured by a first-priority lien on the escrowed property and the Escrow Account pending the consummation of the TopBuild Acquisition. Upon consummation of the TopBuild Acquisition on July 1, 2026 (the “Escrow Release Date”), the Notes are fully and unconditionally guaranteed by each of the Issuer’s wholly-owned domestic restricted subsidiaries that guarantees the Term Loan Facility (as defined below) and 2032 Notes, and from and after the Escrow Release Date, the Notes and related guarantees are unsecured obligations of the Issuer and the subsidiary guarantors. The 2031 Notes will mature on July 15, 2031 and the 2034 Notes will mature on July 15, 2034. Interest on the 2031 Notes accrues at 6.500% per annum and interest on the 2034 Notes accrues at 6.875% per annum, in each case payable semi-annually, in arrears, on January 15 and July 15 of each year, beginning January 15, 2027. Proceeds from the Notes were used to fund a portion of the TopBuild Acquisition and related transaction expenses.
On or after July 15, 2028 and July 15, 2029 with respect to the 2031 Notes and the 2034 Notes, respectively, the Issuer may redeem the applicable series of Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the Indenture. In addition, prior to such dates, the Issuer may redeem the applicable series of Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. Notwithstanding the foregoing, at any time prior to July 15, 2028 and July 15, 2029 with respect to the 2031 Notes and the 2034 Notes, respectively, the Issuer may also redeem in the aggregate up to 50% of the original aggregate principal amount of the applicable series of Notes with funds in an aggregate amount not to exceed the net cash proceeds from one or more equity offerings at a redemption price equal to 106.500% and 106.875% of the principal amount of the 2031 Notes and 2034 Notes, respectively, to be redeemed, plus accrued and unpaid interest, if any, so long as at least 50% of the original aggregate principal amount of the applicable series of Notes remains outstanding after each such redemption.
The Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control and ratings events, the Issuer must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default. As of June 30, 2026, the Issuer and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $32 million related to the Notes were capitalized and are being amortized over the term of the respective financing arrangements. As of June 30, 2026, there were $16 million of unamortized debt issuance costs related to the 2031 Notes and $16 million of unamortized debt issuance costs related to the 2034 Notes.
Term Loan Facility
On April 29, 2025, Beacon Merger Sub, as initial borrower, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with Queen HoldCo, LLC (“Holdings”), the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, which provides for senior secured financing consisting of a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $2.25 billion. Upon the consummation of the Beacon Acquisition, QXO Building Products entered into a joinder to the Term Loan Credit Agreement as the surviving borrower (the “Borrower”). The Term Loan Facility matures on April 30, 2032. Proceeds from the Term Loan Facility were used to partially fund the Beacon Acquisition and related transaction expenses.
Borrowings under the Term Loan Facility bear interest at variable rates based on Term SOFR or a base rate, in each case plus an applicable margin. The Term Loan Facility requires scheduled quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the Term Loan Facility, with the remaining balance due at maturity. The Term Loan Facility also requires the Borrower to make certain mandatory prepayments. The Borrower can make voluntary prepayments at any time without penalty, except in connection with a repricing event in respect of the Term Loan Facility, subject to customary breakage costs.
The Term Loan Facility is unconditionally guaranteed by Holdings on a limited‑recourse basis and secured by a first-priority lien on the equity interests of the Borrower held by Holdings. The Term Loan Facility is also guaranteed by each subsidiary guarantor and secured by a first-priority lien with respect to the 2032 Notes Priority Collateral and a second-priority lien with respect to the ABL Priority Collateral. The Term Loan Facility is secured on a ratable basis with the 2032 Notes with respect to the 2032 Notes Priority Collateral and the ABL Priority Collateral.
The Term Loan Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The Term Loan Credit Agreement contains certain customary events of default, including relating to a change of control. As of June 30, 2026, the Borrower and its restricted subsidiaries were in compliance with these covenants.
The principal amount of borrowing under the Term Loan Facility was reduced by an original issue discount (“OID”) of 1%. OID costs of $22 million and debt issuance costs of $51 million related to the Term Loan Facility were capitalized and are being amortized over the term of the financing arrangement.
On May 29, 2025, the Borrower made a voluntary principal prepayment of $1.40 billion under the Term Loan Facility. As a result, the Borrower was relieved of its obligation to make quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the Term Loan Facility. Additionally, as a result of the principal prepayment, the Borrower recognized a loss on debt extinguishment of $46 million during the three months ended June 30, 2025, which is comprised of $14 million of unamortized OID costs and $32 million of unamortized debt issuance costs related to the Term Loan Facility.
On November 5, 2025, the Borrower amended the Term Loan Credit Agreement in order to refinance the Term Loan Facility. The amendment reduced the applicable margin for borrowings under the Term Loan Facility from 3.00% to 2.00% for Term SOFR borrowings and from 2.00% to 1.00% for base rate borrowings (the “Term Loan Refinancing”). As a result of the Term Loan Refinancing, the Borrower recognized a loss on debt extinguishment of $4 million during the three months ended September 30, 2025, which is comprised of $1 million of unamortized OID costs, $2 million of unamortized debt issuance costs, and $1 million of third-party fees associated with the modification of the Term Loan Facility. Additionally, new debt issuance costs of a de minimis amount were capitalized and are being amortized over the term of the financing arrangement.
The loss on debt extinguishment resulting from the principal prepayment and the subsequent Term Loan Refinancing was separately recognized on the consolidated statements of operations for the year ended December 31, 2025.
As of June 30, 2026, there were $7 million of unamortized OID costs related to the Term Loan Facility and $14 million of unamortized debt issuance costs related to the Term Loan Facility.

On July 1, 2026, in connection with the closing of the TopBuild Acquisition, the Borrower incurred an incremental term loan facility (the “Incremental Term Loan Facility”) under the Term Loan Credit Agreement in an aggregate principal amount of $3.0 billion. The Incremental Term Loan Facility will mature on July 1, 2033. Borrowings under the Incremental Term Loan Facility bear interest at variable rates based on Term SOFR or a base rate, in each case plus an applicable margin. The Incremental Term Loan Facility requires scheduled quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of the term loans borrowed on the effective time of the TopBuild Acquisition, with the balance to be paid at maturity. The Borrower can make voluntary prepayments at any time without penalty, except in connection with a repricing event in respect of the Incremental Term Loan Facility, subject to customary breakage costs. Any refinancing through the issuance of certain debt or any repricing amendment, in either case, that constitutes a “repricing event” applicable to the term loans issued under the Incremental Term Loan Facility resulting in a lower yield occurring at any time during the first six months after the closing date of the Incremental Term Loan Facility will be accompanied by a 1.00% prepayment premium or fee, as applicable.
ABL Credit Agreement
On April 29, 2025, Beacon Merger Sub, as initial borrower, entered into the Asset-Based Revolving Credit Agreement (the “ABL Credit Agreement”), with Holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, which provides for an asset-based revolving credit facility (the “ABL Facility”), with an aggregate borrowing availability equal to the lesser of $2.0 billion, and the borrowing base. Upon the consummation of the Beacon Acquisition, the Borrower entered into a joinder to the ABL Credit Agreement as the surviving borrower. The ABL Facility matures on April 29, 2030. Based on the Borrower’s borrowing base as of June 30, 2026, the Borrower had $1.93 billion borrowing capacity under the ABL Facility.
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
The ABL Facility (and at the Borrower’s option certain hedging, cash management and bank product obligations secured under the ABL Facility) is unconditionally guaranteed by Holdings on a limited‑recourse basis and secured by a second-priority lien on the equity interests of the Borrower held by Holdings. The ABL Facility is also guaranteed by each subsidiary guarantor and secured by a second-priority lien with respect to the 2032 Notes Priority Collateral and a first-priority lien with respect to the ABL Priority Collateral.
The ABL Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The ABL Credit Agreement contains certain customary events of default, including relating to a change of control.
The ABL Facility requires that the Borrower, commencing on or after the last day of the first full fiscal quarter ending after the closing date of the ABL Facility, maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time that availability is less than the greater of (x) $120 million and (y) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time. As of June 30, 2026, the Borrower and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $19 million related to the ABL Facility were capitalized and are being amortized ratably over the term of the financing arrangement. The debt issuance costs related to the ABL Facility are presented as an asset, included in other assets, net on the condensed consolidated balance sheets. As of June 30, 2026, there were $14 million of unamortized debt issuance costs related to the ABL Facility.
As of June 30, 2026, the Borrower and its restricted subsidiaries had $62 million in outstanding standby letters of credit issued under the ABL Facility.
Other Information
Payments on outstanding borrowings under the ABL Facility are due on April 29, 2030. All other required principal payments on outstanding debt are due after December 31, 2030.

Under the terms of the ABL Facility, Term Loan Facility, 2031 Notes, 2032 Notes, and 2034 Notes, QXO Building Products is limited in making certain restricted payments, including dividends on its common stock. Based on the provisions in the respective debt agreements and given the Company’s intention to not pay common stock dividends in the foreseeable future, the Company does not believe that the restrictions are significant.
10. Leases
The Company primarily operates in leased branch facilities and corporate offices, which are accounted for as operating leases. The real estate leases expire between 2026 and 2040. The Company also leases equipment, such as trucks and forklifts. Equipment leases are accounted for as either operating or finance leases. The equipment leases expire between 2026 and 2033.
The following table presents components of lease costs recognized in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Operating lease costs	$53	$29	$97	$29
Finance lease costs:
Amortization of right-of-use assets	14	8	27	8
Interest on lease obligations	3	2	6	2
Variable lease costs	7	3	12	3
Total lease costs	$77	$42	$142	$42
The following table presents supplemental cash flow information related to the Company’s leases:

	Six Months Ended June 30,
(in millions)	2026	2025
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$92	$26
Operating cash outflows from finance leases	$6	$2
Financing cash outflows from finance leases	$26	$7
Right-of-use assets obtained in exchange for new finance lease liabilities	$10	$9
Right-of-use assets obtained in exchange for new operating lease liabilities	$11	$12
As of June 30, 2026, the Company’s operating leases had a weighted-average remaining lease term of 6.4 years and a weighted-average discount rate of 6.51%, and the Company’s finance leases had a weighted-average remaining lease term of 3.9 years and a weighted-average discount rate of 6.52%.
The following table summarizes future lease payments for each of the next five years ending December 31 and thereafter:

(in millions)	Operating Leases	Finance Leases
2026 (July - December)	$86	$33
2027	191	59
2028	167	48
2029	142	35
2030	117	22
Thereafter	299	9
Total future lease payments	1,002	206
Imputed interest	(188)	(23)
Total lease liabilities	$814	$183

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
12. Income Taxes
The Company’s interim provision for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rates for the three and six months ended June 30, 2026, excluding discrete items, were 29.1% and 19.6%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2025, excluding discrete items, were 72.7% and 74.5%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2026 and 2025 were based on the U.S. federal statutory tax rate of 21% and state jurisdictional income tax rates, adjusted for permanent items including compensation above $1 million, inclusive of equity awards, paid to covered employees under Internal Revenue Code Section 162(m), coupled with the pre-tax loss during the three and six months ended June 30, 2026 and 2025.
As a result of the Kodiak Acquisition, the Company recorded net deferred tax liabilities of $160 million, consisting of $166 million of intangible assets and $39 million of fixed assets, partially offset by $45 million of net operating losses, 163(j) carryforwards, and other deferred tax assets.

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
Overview
QXO, Inc. (“QXO” or the “Company”) is the largest publicly-traded distributor of roofing, waterproofing and complementary building products in North America. The Company serves customers in all 50 states throughout the United States (the “U.S.”) and seven provinces in Canada. QXO plans to become the tech-enabled leader in the $800 billion building products distribution industry and is targeting $50 billion in annual revenues within the next decade through accretive acquisitions and organic growth.
Prior to the Beacon Acquisition (as defined below), QXO was primarily a technology solutions and professional services company, providing critical software applications, consulting and other professional services.
On April 29, 2025 (the “Beacon Closing Date”), the Company completed its acquisition of Beacon Roofing Supply, Inc. (“Beacon”), pursuant to the Agreement and Plan of Merger, dated as of March 20, 2025 (the “Beacon Merger Agreement”), by and among QXO, Beacon, and Queen MergerCo, Inc., a Delaware corporation and wholly-owned subsidiary of QXO (“Beacon Merger Sub”). Pursuant to the terms of the Beacon Merger Agreement, Beacon Merger Sub merged with and into Beacon (the “Beacon Acquisition”), with Beacon surviving as a wholly-owned subsidiary of QXO and being renamed QXO Building Products, Inc. (“QXO Building Products”), and the Company completed its acquisition of Beacon for a net purchase price of $10.64 billion.
Recent Developments
Acquisition of Kodiak
On April 1, 2026 (the “Kodiak Closing Date”), pursuant to the terms of the Agreement and Plan of Merger, dated as of February 10, 2026 (the “Kodiak Merger Agreement”), by and among QXO, Kodiak Building Partners, Inc., a Delaware corporation (“Kodiak”), Juno Merger Sub, Inc., a wholly-owned subsidiary of QXO (“Kodiak Merger Sub”), and CSC Shareholder Services LLC, in its capacity as shareholder representative, Kodiak Merger Sub merged with and into Kodiak (the “Kodiak Acquisition”), with Kodiak surviving as an indirect, wholly-owned subsidiary of QXO. The Company completed its acquisition of Kodiak for a net purchase price of $2.22 billion.
In connection with the closing of the Kodiak Acquisition, pursuant to the terms of the Investment Agreement, dated as of January 5, 2026 (as amended, the “Series C Investment Agreement”), between QXO and with AP Quince Holdings, L.P., a fund managed by affiliates of Apollo Global Management, Inc., and the other investors party thereto (collectively, the “Series C Investors”), the Company issued 200,000 shares of Series C Preferred Stock (as defined below) to the Series C Investors for $2.0 billion in gross proceeds, which was used to fund a portion of the Kodiak Acquisition. The remaining purchase price was financed through the issuance of 13.3 million shares of QXO common stock to Kodiak equityholders.
Acquisition of TopBuild
On July 1, 2026 (the “TopBuild Closing Date”), pursuant to the terms of the Agreement and Plan of Merger, dated as of April 18, 2026 (the “TopBuild Merger Agreement”), by and among QXO, TopBuild Corp. (“TopBuild”), Titanium MergerCo, Inc., a Delaware corporation and wholly-owned subsidiary of QXO (“Titanium Merger Sub”), and Titanium MergerCo 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of QXO (“Forward Merger Sub”), Titanium Merger Sub merged with and into TopBuild (the “Titanium Merger”), with TopBuild surviving the Titanium Merger as a wholly-owned subsidiary of QXO and immediately thereafter, TopBuild merged with and into Forward Merger Sub (the “Forward Merger” and, together with the Titanium Merger, the “TopBuild Acquisition”), with Forward Merger Sub surviving the Forward Merger as a wholly-owned subsidiary of QXO. The Company completed its acquisition of TopBuild for a purchase price of approximately $15 billion.
In connection with the closing of the TopBuild Acquisition, QXO issued approximately 312.0 million shares of QXO common stock to former holders of TopBuild common stock, par value $0.01 per share, issued an additional 100,000 shares of Series C Preferred Stock (as defined below) to the Series C Investors for $1.0 billion in gross proceeds, incurred an incremental term loan for $3.0 billion in gross proceeds and released from escrow $3.0 billion in gross proceeds from the issuance of 6.500% Senior Notes due 2031 and 6.875% Senior Notes due 2034, all of which were used to fund the TopBuild Acquisition and pay related fees and expenses.

Results of Consolidated Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		% of net sales(1)		Six Months Ended June 30,		% of net sales(1)
(in millions, except percentages)	2026	2025	2026	2025	2026	2025	2026	2025
Net sales	$3,246	$1,906	100.0%	100.0%	$4,976	$1,920	100.0%	100.0%
Cost of products sold	2,443	1,505	75.3%	78.9%	3,764	1,513	75.6%	78.8%
Gross profit	803	401	24.7%	21.1%	1,212	407	24.4%	21.2%
Operating expense:
Selling, general and administrative	649	457	20.0%	24.0%	1,146	501	23.0%	26.1%
Depreciation	56	27	1.7%	1.4%	103	27	2.1%	1.4%
Amortization	140	80	4.3%	4.2%	257	80	5.2%	4.2%
Total operating expense	845	564	26.0%	29.6%	1,506	608	30.3%	31.7%
Loss from operations	(42)	(163)	(1.3)%	(8.5)%	(294)	(201)	(5.9)%	(10.5)%
Interest (expense) income, net	(38)	(30)	(1.2)%	(1.6)%	(69)	26	(1.4)%	1.4%
Loss on debt extinguishment	—	(46)	—%	(2.4)%	—	(46)	—%	(2.4)%
Other income, net	3	2	0.1%	0.1%	6	2	0.1%	0.1%
Loss before benefit from income taxes	(77)	(237)	(2.4)%	(12.4)%	(357)	(219)	(7.2)%	(11.4)%
Benefit from income taxes	(22)	(178)	(0.7)%	(9.3)%	(75)	(169)	(1.5)%	(8.8)%
Net loss	$(55)	$(59)	(1.7)%	(3.1)%	$(282)	$(50)	(5.7)%	(2.6)%

(1) Percent of net sales may not foot due to rounding.
Three and Six Months Ended June 30, 2026 Compared with Three and Six Months Ended June 30, 2025
Net Sales
The following table summarizes net sales by line of business for the periods presented:

	Three Months Ended June 30,		% of net sales
(in millions, except percentages)	2026	2025	2026	2025
Residential roofing products	$1,266	$930	39.0%	48.7%
Non-residential roofing products	736	536	22.7%	28.1%
Complementary building products	1,229	426	37.9%	22.4%
Software products and services	15	14	0.4%	0.8%
Total net sales	$3,246	$1,906	100.0%	100.0%
Net sales for the three months ended June 30, 2026 increased to $3.25 billion compared to $1.91 billion for the three months ended June 30, 2025. The increase in net sales was primarily driven by the Kodiak Acquisition and Beacon Acquisition as Kodiak’s net sales and Beacon’s net sales are included in net sales for the three months ended June 30, 2026. Net sales for the three months ended June 30, 2025 include Beacon’s net sales from the date of acquisition on April 29, 2025 through June 30, 2025. In addition, Kodiak contributed net sales of $595 million during the three months ended June 30, 2026, which are included within complementary building products net sales in the table above.

	Six Months Ended June 30,		% of net sales
(in millions, except percentages)	2026	2025	2026	2025
Residential roofing products	$2,064	$930	41.5%	48.5%
Non-residential roofing products	1,200	536	24.1%	27.9%
Complementary building products	1,682	426	33.8%	22.2%
Software products and services	30	28	0.6%	1.4%
Total net sales	$4,976	$1,920	100.0%	100.0%

Net sales for the six months ended June 30, 2026 increased to $4.98 billion compared to $1.92 billion for the six months ended June 30, 2025. The increase in net sales was primarily driven by the Beacon Acquisition as Beacon’s net sales are included in net sales for the six months ended June 30, 2026. Net sales for the three months ended June 30, 2025 include Beacon’s net sales from the date of acquisition on April 29, 2025 through June 30, 2025. In addition, Kodiak contributed net sales of $595 million during the six months ended June 30, 2026, which are included within complementary building products net sales in the table above.
Gross Profit and Gross Profit Margin
Gross profit for the three months ended June 30, 2026 increased to $803 million, up from $401 million for the three months ended June 30, 2025. Gross profit for the six months ended June 30, 2026 increased to $1.21 billion, up from $407 million for the six months ended June 30, 2025. The increases in both comparative periods were primarily driven by the Beacon Acquisition as gross profit in the prior year includes Beacon’s results from the date of acquisition on April 29, 2025 through June 30, 2025. In addition, gross profit for the three and six months ended June 30, 2026 includes contributions from the Kodiak Acquisition.
Gross profit margin was 24.7% for the three months ended June 30, 2026, up 3.6 percentage points from 21.1% for the three months ended June 30, 2025. Gross profit margin was 24.4% for the six months ended June 30, 2026, up 3.2 percentage points from 21.2% for the six months ended June 30, 2025. The increases in both comparative periods were primarily attributable to $80 million of inventory fair value adjustments recognized during the three and six months ended June 30, 2025 as a result of recording Beacon’s inventory at fair value on the acquisition date, which negatively impacted gross profit margin in the prior year. This was partially offset by a weighted-average product cost increase that exceeded the increase in weighted-average selling prices.
Selling, General and Administrative (“SG&A”) Expense
SG&A expense for the three months ended June 30, 2026 increased to $649 million, up from $457 million for the three months ended June 30, 2025. The increase in SG&A expense was primarily driven by costs incurred to support the ongoing operations of our business subsequent to the Beacon Acquisition and Kodiak Acquisition, including payroll and employee benefit costs, warehouse operating costs, and general and administrative costs. In addition, we incurred incremental costs of $12 million related to our transformation efforts, which are directed at simplifying, streamlining, and optimizing the Company’s operations. The increase in SG&A expense was partially offset by decreases in stock-based compensation expense of $36 million, restructuring charges of $27 million, and transaction costs of $14 million due to the closing of the Beacon Acquisition in the prior year.
SG&A expense for the six months ended June 30, 2026 increased to $1.15 billion, up from $501 million for the six months ended June 30, 2025. The increase in SG&A expense was primarily driven by costs incurred to support the ongoing operations of our business subsequent to the Beacon Acquisition and Kodiak Acquisition, including payroll and employee benefit costs, warehouse operating costs, and general and administrative costs. In addition, we incurred incremental costs of $24 million related to our transformation efforts, which are directed at simplifying, streamlining, and optimizing the Company’s operations. The increase in SG&A expense was partially offset by decreases in stock-based compensation expense of $17 million, restructuring charges of $11 million, and transaction costs of $5 million due to the closing of the Beacon Acquisition in the prior year.
Depreciation Expense
Depreciation expense was $56 million for the three months ended June 30, 2026, compared to $27 million for the three months ended June 30, 2025. Depreciation expense was $103 million for the six months ended June 30, 2026, compared to $27 million for the six months ended June 30, 2025. The increases in both comparative periods were primarily due to an increase in property and equipment as a result of the Beacon Acquisition and Kodiak Acquisition.
Amortization Expense
Amortization expense was $140 million for the three months ended June 30, 2026, compared to $80 million for the three months ended June 30, 2025. Amortization expense was $257 million for the six months ended June 30, 2026, compared to $80 million for the six months ended June 30, 2025. The increases in both comparative periods were primarily due to amortization expense associated with new customer relationships and trade names intangible assets recognized as a result of the Beacon Acquisition and Kodiak Acquisition.
Interest (Expense) Income, Net
Interest (expense) income, net was $(38) million for the three months ended June 30, 2026, compared to $(30) million for the three months ended June 30, 2025. Interest (expense) income, net was $(69) million for the six months ended June 30, 2026, compared to $26 million for the six months ended June 30, 2025. The increases in interest expense in both comparative periods were primarily due to a higher average debt balance during the three and six months ended June 30, 2026 as QXO Building Products issued additional debt in connection with the Beacon Acquisition and, to a lesser extent, the TopBuild Acquisition, resulting in higher interest expense. The increase was also driven by lower interest income due to a lower average interest-bearing cash balance during the three and six months ended June 30, 2026.

Loss on Debt Extinguishment
Loss on debt extinguishment was $46 million for the three and six months ended June 30, 2025 due to the principal prepayment of $1.40 billion under the Term Loan Facility in May 2025. The loss on debt extinguishment includes the pro-rata extinguishment of previously capitalized original issue discounts and debt issuance costs.
Income Taxes
The Company’s interim provision for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rates for the three and six months ended June 30, 2026, excluding discrete items, were 29.1% and 19.6%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2025, excluding discrete items, were 72.7% and to 74.5%, respectively. The Company’s effective tax rates for the three and six months ended June 30, 2026 and 2025 were based on the U.S. federal statutory tax rate of 21% and state jurisdictional income tax rates, adjusted for permanent items including compensation above $1 million, inclusive of equity awards, paid to covered employees under Internal Revenue Code Section 162(m), coupled with the pre-tax loss during the three and six months ended June 30, 2026 and 2025.
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
Non-GAAP Financial Measures
To provide investors with additional information regarding our financial results, we have disclosed here and elsewhere in this Quarterly Report Adjusted Gross Profit, Adjusted Gross Margin, Adjusted Net Income (Loss), Adjusted Diluted Earnings (Loss) per Common Share, Adjusted EBITDA and Adjusted EBITDA Margin, which represent non-GAAP financial measures.
We calculate Adjusted Gross Profit as gross profit excluding inventory fair value adjustments, and we calculate Adjusted Gross Margin as Adjusted Gross Profit divided by net sales. We calculate Adjusted Net Income (Loss) as net income (loss) excluding amortization; stock-based compensation; loss on debt extinguishment; restructuring costs; transaction costs; transformation costs; inventory fair value adjustments; and the income tax associated with such adjusting items. We calculate Adjusted Diluted Earnings (Loss) per Common Share as Adjusted Net Income (Loss) attributable to common stockholders divided by the weighted-averaged number of common shares outstanding during the period plus the effect of dilutive common share equivalents based on the most dilutive result of the if-converted and two-class methods. We calculate Adjusted EBITDA as net income (loss) excluding depreciation; amortization; stock-based compensation; interest (income) expense, net; loss on debt extinguishment; provision for (benefit from) income taxes; restructuring costs; transaction costs; transformation costs; and inventory fair value adjustments that we do not consider representative of our underlying operations. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by net sales.
The following expenses are excluded from Adjusted Net Income (Loss) and Adjusted EBITDA:
•Restructuring costs. Represent severance and employee-related costs and abandoned lease costs associated with a restructuring plan that is expected to yield annualized savings but excludes stock-based compensation expense recognized as a result of a restructuring plan.
•Transaction costs. Represent certain direct and incremental costs related to M&A activities. Transaction costs are impacted by the timing and size of the acquisitions.
•Transformation costs. Represent certain direct costs for strategic investments to modernize our business and operations and to integrate acquired businesses into QXO, such as: rebranding costs, retention costs for key employees of acquired businesses, IT infrastructure transformation costs, costs incurred to invest in new technologies such as artificial intelligence, and costs associated with non-recurring transformational initiatives to improve or optimize business operations. These costs are directed at optimizing the Company’s processes to modernize the Company’s operations.

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
Adjusted Gross Profit and Adjusted Gross Margin
A reconciliation of gross profit and gross margin to Adjusted Gross Profit and Adjusted Gross Margin is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2026	2025	2026	2025
Gross profit	$803	$401	$1,212	$407
Inventory fair value adjustments(1)	—	80	—	80
Adjusted Gross Profit	$803	$481	$1,212	$487

Net sales	$3,246	$1,906	$4,976	$1,920
Gross margin(2)	24.7%	21.1%	24.4%	21.2%
Adjusted Gross Margin(2)	24.7%	25.3%	24.4%	25.4%

(1) Represents the inventory fair value adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition. The inventory fair value adjustments were fully recognized during the year ended December 31, 2025.

(2) Gross margin is calculated as gross profit divided by net sales. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by net sales.

Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) per Common Share
A reconciliation of net loss and diluted loss per common share to Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) per Common Share is as follows:

(in millions, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(55)	$(59)	$(282)	$(50)
Benefit from income taxes	(22)	(178)	(75)	(169)
Loss before benefit from income taxes	(77)	(237)	(357)	(219)
Amortization	140	80	257	80
Stock-based compensation	29	65	68	85
Loss on debt extinguishment(1)	—	46	—	46
Restructuring costs	8	35	24	35
Transaction costs	52	66	71	76
Transformation costs	24	12	36	12
Inventory fair value adjustments(2)	—	80	—	80
Adjusted income before benefit from income taxes	176	147	99	195
Income tax associated with the adjustments above(3)	(46)	(38)	(26)	(50)
Adjusted Net Income	$130	$109	$73	$145
Convertible Preferred Stock dividend	(23)	(23)	(45)	(45)
Mandatory Convertible Preferred Stock dividend	(8)	(3)	(16)	(3)
Series C Preferred Stock dividend	(23)	—	(23)	—
Undistributed income allocated to participating securities	(3)	(7)	—	—
Adjusted Net Income (Loss) attributable to common stockholders	$73	$76	$(11)	$97

Basic and diluted loss per common share	$(0.14)	$(0.15)	$(0.48)	$(0.19)
Adjusted Diluted Earnings (Loss) per Common Share(4)	$0.08	$0.11	$(0.02)	$0.17

Adjusted diluted weighted-average common shares outstanding(4)	911.8	702.0	755.9	580.6

(1) Represents extinguishment costs resulting from the partial prepayment of borrowings under the Term Loan Facility (as defined below).
(2) Represents the inventory fair value adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition. The inventory fair value adjustments were fully recognized during the year ended December 31, 2025.

(3) The effective tax rates used to calculate Adjusted Net Income for the three months ended June 30, 2026 and 2025 were 26.4% and 25.8%, respectively. The effective tax rates used to calculate Adjusted Net Income for the six months ended June 30, 2026 and 2025 were 26.7% and 25.8%, respectively.

(4) Adjusted Diluted Earnings (Loss) per Common Share is calculated as Adjusted Net Income (Loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period plus the effect of dilutive common share equivalents based on the most dilutive result of the if-converted and two-class methods.

Adjusted EBITDA and Adjusted EBITDA Margin
A reconciliation of net loss and net margin to Adjusted EBITDA and Adjusted EBITDA Margin is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2026	2025	2026	2025
Net loss	$(55)	$(59)	$(282)	$(50)
Depreciation(1)	58	27	105	27
Amortization	140	80	257	80
Stock-based compensation	29	65	68	85
Interest expense (income), net	38	30	69	(26)
Loss on debt extinguishment(2)	—	46	—	46
Benefit from income taxes	(22)	(178)	(75)	(169)
Restructuring costs	8	35	24	35
Transaction costs	52	66	71	76
Transformation costs	24	12	36	12
Inventory fair value adjustments(3)	—	80	—	80
Adjusted EBITDA	$272	$204	$273	$196

Net sales	$3,246	$1,906	$4,976	$1,920
Net margin(4)	(1.7)%	(3.1)%	(5.7)%	(2.6)%
Adjusted EBITDA Margin(4)	8.4%	10.7%	5.5%	10.2%

(1) Depreciation for the three and six months ended June 30, 2026 includes $2 million of depreciation expense recognized within cost of products sold on the condensed consolidated statements of operations.

(2) Represents extinguishment costs resulting from the partial prepayment of borrowings under the Term Loan Facility (as defined below).
(3) Represents the inventory fair value adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition. The inventory fair value adjustments were fully recognized during the year ended December 31, 2025.

(4) Net margin is calculated as net loss divided by net sales. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by net sales.
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
Liquidity and Capital Resources
The Company’s total liquidity was $4.70 billion as of June 30, 2026, consisting of $1.93 billion of availability under our ABL Facility and $2.77 billion of unrestricted cash on hand. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, acquisitions or other strategic investments. We continually evaluate our liquidity requirements considering our operating needs, growth initiatives and capital resources. Our primary sources of liquidity are cash on the balance sheet, cash generated by operations and availability under the ABL Facility (as defined below). Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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

Convertible Preferred Stock
The Company has a quarterly dividend policy in place for its Convertible Preferred Stock, and dividends are paid when declared by the board of directors. During the three and six months ended June 30, 2026, the Company paid $23 million and $45 million, respectively, of dividends to holders of Convertible Preferred Stock. Subsequent to the close of the quarter ended June 30, 2026, the Company paid $23 million of quarterly dividends to holders of Convertible Preferred Stock. These dividends are part of the Company’s ongoing cash obligations and are considered when evaluating overall liquidity needs. For additional information regarding the Company’s Convertible Preferred Stock, see Note 6 – Equity of Item I of Part I, “Condensed Consolidated Financial Statements” of this Quarterly Report.
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
On March 17, 2025, the Company entered into purchase agreements with certain institutional investors to privately place 67.5 million shares of its common stock at a price of $12.30 per share. The closing of the private placement was contingent upon the completion of the Beacon Acquisition and was completed on April 29, 2025. As a result of the closing, the Company raised $824 million in net proceeds, after deducting offering costs of $7 million, to partially fund the Beacon Acquisition and related costs.
Issuance of Mandatory Convertible Preferred Stock
On May 27, 2025, the Company completed a preferred stock offering, through which QXO issued and sold 11.5 million depositary shares (“Depositary Shares”), each representing a 1/20th interest in a share of the Company’s 5.50% Series B Mandatory Convertible Preferred Stock, liquidation preference $1,000 per share, par value $0.001 per share (the “Mandatory Convertible Preferred Stock”). The amount issued included 1.5 million Depositary Shares issued pursuant to the exercise in full of the option granted to the underwriters to purchase additional Depositary Shares. The Company received net proceeds from the offering of $558 million, after deducting underwriting discounts, commissions and offering expenses of $17 million.
Dividends
The Mandatory Convertible Preferred Stock will accumulate dividends (which may be paid in cash or, subject to certain limitations, in shares of common stock or in any combination of cash and common stock) at a rate per annum equal to 5.50% on the liquidation preference of $1,000 per share, payable when, as and if declared by the Company’s board of directors (or an authorized committee thereof), on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2025 and ending on, and including, May 15, 2028. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, the Company accrues dividends whether or not they are formally declared by the Company’s board of directors. During the three and six months ended June 30, 2026, the Company paid $8 million and $16 million, respectively, of dividends to holders of Mandatory Convertible Preferred Stock. These dividends are part of the Company’s ongoing cash obligations and are considered when evaluating overall liquidity needs. For additional information regarding the Company’s Mandatory Convertible Preferred Stock, see Note 6 – Equity of Item I of Part I, “Condensed Consolidated Financial Statements” of this Quarterly Report.
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

The following table illustrates the conversion rate per Depositary Share, subject to certain anti-dilution adjustments, based on the applicable market value of the common stock:

Applicable Market Value of Common Stock	Conversion Rate per Depositary Share Representing a 1/20th interest in a share of the Mandatory Convertible Preferred Stock
Greater than the Threshold Appreciation Price	2.4737 shares of common stock
Equal to or less than the Threshold Appreciation Price but greater than or equal to the Initial Price	Between 2.4737 and 3.0303 shares of common stock, determined by dividing $50 by the applicable market value
Less than the Initial Price	3.0303 shares of common stock
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
Registered Equity Offerings
In April 2025, the Company sold 37.7 million shares of the Company’s common stock in an underwritten public offering at a price of $13.25 per share. The closing of the equity offering was completed on April 21, 2025 and the Company raised $488 million in net proceeds from the equity offering, after deducting offering costs of $12 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 5.7 million shares of the Company’s common stock at a price of $13.25 per share less underwriting discounts and commissions. On May 5, 2025, the option was partially exercised with respect to 4.0 million shares resulting in an additional $52 million of net proceeds. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period.
In May 2025, the Company sold 48.5 million shares of the Company’s common stock in an underwritten public offering at a price of $16.50 per share. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 7.3 million shares of the Company’s common stock at a price of $16.50 per share less underwriting discounts and commissions. On May 21, 2025, the option was exercised in full. The closing of the equity offering was completed on May 23, 2025 and the Company raised $892 million in net proceeds from the equity offering, after deducting offering costs of $28 million.

In June 2025, the Company sold 89.9 million shares of the Company’s common stock in an underwritten public offering at a price of $22.25 per share. The closing of the equity offering was completed on June 26, 2025 and the Company raised $1.96 billion in net proceeds from the equity offering, after deducting offering costs of $38 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 13.5 million shares of the Company’s common stock at a price of $22.25 per share less underwriting discounts and commissions. On July 24, 2025, the option was partially exercised with respect to 1.7 million shares resulting in additional net proceeds of $38 million. The remaining option to purchase additional shares expired unexercised at the end of the 30-day period.
In January 2026, the Company sold 31.6 million shares of the Company’s common stock in an underwritten public offering at a price of $23.80 per share. The closing of the equity offering was completed on January 20, 2026 and the Company raised $748 million in net proceeds from the equity offering, after deducting offering costs of $5 million. The Company also granted the underwriters in the public offering a 30-day option to purchase up to an additional 4.7 million shares of the Company’s common stock at a price of $23.80 per share less underwriting discounts and commissions. The option to purchase additional shares expired unexercised at the end of the 30-day period.
Series C Investment Agreement
In January 2026, the Company entered into the Series C Investment Agreement with the Series C Investors. Pursuant to the Series C Investment Agreement, the Series C Investors committed until July 15, 2026 to purchase up to 300,000 shares of a new series of Series C Convertible Perpetual Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), for an aggregate purchase price of $3.0 billion to fund one or more acquisitions of assets, equity or businesses (or portions thereof) for a purchase price in excess of $1.5 billion or as otherwise determined by the Company.
Issuance of Series C Preferred Stock
On April 1, 2026, the Company issued 200,000 shares of the Company’s Series C Preferred Stock to fund a portion of the Kodiak Acquisition. The Series C Preferred Stock has an initial liquidation preference of $10,000 per share (the “Stated Value”). The Company received gross proceeds from the issuance of approximately $2.0 billion. Subsequently, on July 1, 2026, the Company issued the remaining 100,000 shares of Series C Preferred Stock and received gross proceeds of approximately $1.0 billion to fund a portion of the TopBuild Acquisition.
The Series C Preferred Stock is classified as mezzanine equity on the condensed consolidated balance sheets because the shares are redeemable at the option of the Series C Investors upon the occurrence of a fundamental change of the Company, and the events that could trigger a fundamental change are not solely within the Company’s control.
The Series C Preferred Stock was initially recognized at the proceeds received, net of issuance costs. If redemption becomes probable, the Company will either remeasure the Series C Preferred Stock to the greater of its carrying value or redemption value at each reporting period or accrete its carrying value to redemption value over the period from the date redemption becomes probable to the earliest redemption date. Any resulting adjustments to the carrying value of the Series C Preferred Stock will be recognized in equity. In addition, as shares of Series C Preferred Stock are issued, a proportionate amount of the costs incurred to obtain the Series C Preferred Stock commitment are reclassified from equity to mezzanine equity as an issuance cost of the Series C Preferred Stock.
During the three months ended March 31, 2026, the Company incurred costs of $47 million to obtain the Series C Preferred Stock commitment and recognized these costs as a reduction to additional paid-in capital in permanent equity. In connection with the issuance of 200,000 shares of the Company’s Series C Preferred Stock on April 1, 2026, the Company reclassified $32 million of the $47 million of commitment costs from equity to mezzanine equity as an issuance cost of the Series C Preferred Stock. As the Company issued the remaining 100,000 shares of Series C Preferred Stock on July 1, 2026 in connection with the TopBuild Acquisition, the remaining $15 million of commitment costs will be reclassified from equity to mezzanine equity during the third quarter of 2026.
Dividends
The holders of the Series C Preferred Stock (each, a “Holder” and collectively, the “Holders”) will be entitled to dividends on the Series C Preferred Stock at a rate of 4.75% per annum. The Holders will be entitled to participate in dividends declared or paid in cash on the common stock on an as-converted basis; provided that any such dividends on the common stock on an as-converted basis received by Holders will reduce, on a dollar-for-dollar basis, the dividends such Holders are entitled to receive on the Series C Preferred Stock. Dividends on the Series C Preferred Stock will be payable on a quarterly basis in cash and/or by delivery of shares of registered (or freely tradeable) common stock, in each case at the sole discretion of the Company. Any dividends not declared and paid in cash or shares of common stock on any dividend payment date will accrue and be compounded quarterly in arrears on the then Stated Value of such shares of Series C Preferred Stock on such dividend payment date. During the three and six months ended June 30, 2026, the Company paid $23 million of dividends to holders of Series C Preferred Stock.

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
Ranking
The Series C Preferred Stock ranks junior to the Company’s Convertible Preferred Stock, pari passu with the Company’s Mandatory Convertible Preferred Stock and senior to the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.
Voting Rights
The Series C Investors, as Holders, will be entitled to vote with the holders of the common stock on an as-converted basis, voting together as a single class, on all matters presented to the holders of common stock, except as required by Delaware law, subject to certain requirements as described in the Series C Investment Agreement.
Senior Secured Notes
2032 Notes
On April 29, 2025, Beacon Merger Sub (the “Issuer”) completed the issuance and sale of $2.25 billion in aggregate principal amount of 6.75% Senior Secured Notes due 2032 (the “2032 Notes”). The 2032 Notes were issued pursuant to an Indenture, dated as of April 29, 2025 (as supplemented, the “2032 Indenture”), and, upon consummation of the Beacon Acquisition, QXO Building Products assumed the obligations under the 2032 Notes and the 2032 Indenture and certain of QXO Building Products’ subsidiaries guaranteed QXO Building Products’ obligations under the 2032 Notes and the 2032 Indenture. The 2032 Notes are secured by first-priority liens on substantially all assets of the Issuer and the subsidiary guarantors, other than the ABL Priority Collateral (as defined below) (the “2032 Notes Priority Collateral”) and by second-priority liens on substantially all of the Issuer’s and the subsidiary guarantors’ inventory, receivables and related assets (the “ABL Priority Collateral”), in each case, subject to certain exceptions and permitted liens. The 2032 Notes will mature on April 30, 2032. Interest on the 2032 Notes accrues at 6.75% per annum and will be paid semi-annually, in arrears, on April 30 and October 30 of each year, beginning October 30, 2025. Proceeds from the 2032 Notes were used to partially fund the Beacon Acquisition and related transaction expenses.

On or after April 30, 2028, the Issuer may redeem the 2032 Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the 2032 Indenture. In addition, prior to April 30, 2028, the Issuer may redeem the 2032 Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2032 Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. Notwithstanding the foregoing, at any time prior to April 30, 2028, the Issuer may also redeem up to 50% of the aggregate principal amount of the 2032 Notes with funds in an aggregate amount not to exceed the net cash proceeds from certain equity offerings at a redemption price equal to 106.75% of the principal amount of the 2032 Notes to be redeemed, plus accrued and unpaid interest, if any, so long as at least 50% of the original aggregate principal amount of the 2032 Notes remains outstanding after each such redemption. In addition, prior to April 30, 2028, the Issuer may redeem during each twelve-month period up to 10% of the original aggregate principal amount of the 2032 Notes at a redemption price equal to 103%, plus accrued and unpaid interest, if any.
The 2032 Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the 2032 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The 2032 Indenture also provides for customary events of default. As of June 30, 2026, the Issuer and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $22 million related to the 2032 Notes were capitalized and are being amortized over the term of the financing arrangement. As of June 30, 2026, there were $18 million of unamortized debt issuance costs related to the 2032 Notes.
Senior Notes
2031 Notes and 2034 Notes
On June 17, 2026, the Issuer completed the issuance and sale of $1.5 billion in aggregate principal amount of 6.500% Senior Notes due 2031 (the “2031 Notes”) and $1.5 billion in aggregate principal amount of 6.875% Senior Notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “Notes”). The Notes were issued pursuant to an Indenture, dated as of June 17, 2026 (the “Indenture”), among the Issuer, the subsidiary guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee. At the closing of the offering, the gross proceeds were placed into a segregated escrow account (the “Escrow Account”) and released in connection with the consummation of the TopBuild Acquisition. The Notes were secured by a first-priority lien on the escrowed property and the Escrow Account pending the consummation of the TopBuild Acquisition. Upon consummation of the TopBuild Acquisition on July 1, 2026 (the “Escrow Release Date”), the Notes are fully and unconditionally guaranteed by each of the Issuer’s wholly-owned domestic restricted subsidiaries that guarantees the Term Loan Facility (as defined below) and 2032 Notes, and from and after the Escrow Release Date, the Notes and related guarantees are unsecured obligations of the Issuer and the subsidiary guarantors. The 2031 Notes will mature on July 15, 2031 and the 2034 Notes will mature on July 15, 2034. Interest on the 2031 Notes accrues at 6.500% per annum and interest on the 2034 Notes accrues at 6.875% per annum, in each case payable semi-annually, in arrears, on January 15 and July 15 of each year, beginning January 15, 2027. Proceeds from the Notes were used to fund a portion of the TopBuild Acquisition and related transaction expenses.
On or after July 15, 2028 and July 15, 2029 with respect to the 2031 Notes and the 2034 Notes, respectively, the Issuer may redeem the applicable series of Notes at its option, in whole at any time or in part from time to time, at the redemption prices set forth in the Indenture. In addition, prior to such dates, the Issuer may redeem the applicable series of Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a “make-whole” premium and accrued and unpaid interest, if any. Notwithstanding the foregoing, at any time prior to July 15, 2028 and July 15, 2029 with respect to the 2031 Notes and the 2034 Notes, respectively, the Issuer may also redeem in the aggregate up to 50% of the original aggregate principal amount of the applicable series of Notes with funds in an aggregate amount not to exceed the net cash proceeds from one or more equity offerings at a redemption price equal to 106.500% and 106.875% of the principal amount of the 2031 Notes and 2034 Notes, respectively, to be redeemed, plus accrued and unpaid interest, if any, so long as at least 50% of the original aggregate principal amount of the applicable series of Notes remains outstanding after each such redemption.
The Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control and ratings events, the Issuer must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default. As of June 30, 2026, the Issuer and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $32 million related to the Notes were capitalized and are being amortized over the term of the respective financing arrangements. As of June 30, 2026, there were $16 million of unamortized debt issuance costs related to the 2031 Notes and $16 million of unamortized debt issuance costs related to the 2034 Notes.

Term Loan Facility
On April 29, 2025, Beacon Merger Sub, as initial borrower, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with Queen HoldCo, LLC (“Holdings”), the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, which provides for senior secured financing consisting of a term loan facility (the “Term Loan Facility”) in an aggregate principal amount of $2.25 billion. Upon the consummation of the Beacon Acquisition, QXO Building Products entered into a joinder to the Term Loan Credit Agreement as the surviving borrower (the “Borrower”). The Term Loan Facility matures on April 30, 2032. Proceeds from the Term Loan Facility were used to partially fund the Beacon Acquisition and related transaction expenses.
Borrowings under the Term Loan Facility bear interest at variable rates based on Term SOFR or a base rate, in each case plus an applicable margin. The Term Loan Facility requires scheduled quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the Term Loan Facility, with the remaining balance due at maturity. The Term Loan Facility also requires the Borrower to make certain mandatory prepayments. The Borrower can make voluntary prepayments at any time without penalty, except in connection with a repricing event in respect of the Term Loan Facility, subject to customary breakage costs.
The Term Loan Facility is unconditionally guaranteed by Holdings on a limited‑recourse basis and secured by a first-priority lien on the equity interests of the Borrower held by Holdings. The Term Loan Facility is also guaranteed by each subsidiary guarantor and secured by a first-priority lien with respect to the 2032 Notes Priority Collateral and a second-priority lien with respect to the ABL Priority Collateral. The Term Loan Facility is secured on a ratable basis with the 2032 Notes with respect to the 2032 Notes Priority Collateral and the ABL Priority Collateral.
The Term Loan Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The Term Loan Credit Agreement contains certain customary events of default, including relating to a change of control. As of June 30, 2026, the Borrower and its restricted subsidiaries were in compliance with these covenants.
The principal amount of borrowing under the Term Loan Facility was reduced by an original issue discount (“OID”) of 1%. OID costs of $22 million and debt issuance costs of $51 million related to the Term Loan Facility were capitalized and are being amortized over the term of the financing arrangement.
On May 29, 2025, the Borrower made a voluntary principal prepayment of $1.40 billion under the Term Loan Facility. As a result, the Borrower was relieved of its obligation to make quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the Term Loan Facility. Additionally, as a result of the principal prepayment, the Borrower recognized a loss on debt extinguishment of $46 million during the three months ended June 30, 2025, which is comprised of $14 million of unamortized OID costs and $32 million of unamortized debt issuance costs related to the Term Loan Facility.
On November 5, 2025, the Borrower amended the Term Loan Credit Agreement in order to refinance the Term Loan Facility. The amendment reduced the applicable margin for borrowings under the Term Loan Facility from 3.00% to 2.00% for Term SOFR borrowings and from 2.00% to 1.00% for base rate borrowings (the “Term Loan Refinancing”). As a result of the Term Loan Refinancing, the Borrower recognized a loss on debt extinguishment of $4 million during the three months ended September 30, 2025, which is comprised of $1 million of unamortized OID costs, $2 million of unamortized debt issuance costs, and $1 million of third-party fees associated with the modification of the Term Loan Facility. Additionally, new debt issuance costs of a de minimis amount were capitalized and are being amortized over the term of the financing arrangement.
The loss on debt extinguishment resulting from the principal prepayment and the subsequent Term Loan Refinancing was separately recognized on the consolidated statements of operations for the year ended December 31, 2025.
As of June 30, 2026, there were $7 million of unamortized OID costs related to the Term Loan Facility and $14 million of unamortized debt issuance costs related to the Term Loan Facility.
On July 1, 2026, in connection with the closing of the TopBuild Acquisition, the Borrower incurred an incremental term loan facility (the “Incremental Term Loan Facility”) under the Term Loan Credit Agreement in an aggregate principal amount of $3.0 billion. The Incremental Term Loan Facility will mature on July 1, 2033. Borrowings under the Incremental Term Loan Facility bear interest at variable rates based on Term SOFR or a base rate, in each case plus an applicable margin. The Incremental Term Loan Facility requires scheduled quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of the term loans borrowed on the effective time of the TopBuild Acquisition, with the balance to be paid at maturity. The Borrower can make voluntary prepayments at any time without penalty, except in connection with a repricing event in respect of the Incremental Term Loan Facility, subject to customary breakage costs. Any refinancing through the issuance of certain debt or any repricing amendment, in either case, that constitutes a “repricing event” applicable to the term loans issued under the Incremental Term Loan Facility resulting in a lower yield occurring at any time during the first six months after the closing date of the Incremental Term Loan Facility will be accompanied by a 1.00% prepayment premium or fee, as applicable.

ABL Credit Agreement
On April 29, 2025, Beacon Merger Sub, as initial borrower, entered into the Asset-Based Revolving Credit Agreement (the “ABL Credit Agreement”), with Holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, which provides for an asset-based revolving credit facility (the “ABL Facility” and, together with the Term Loan Facility, the “Credit Facilities”), with an aggregate borrowing availability equal to the lesser of $2.0 billion, and the borrowing base. Upon the consummation of the Beacon Acquisition, the Borrower entered into a joinder to the ABL Credit Agreement as the surviving borrower. The ABL Facility matures on April 29, 2030. Based on the Borrower’s borrowing base as of June 30, 2026, the Borrower had $1.93 billion borrowing capacity under the ABL Facility.
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
The ABL Facility (and at the Borrower’s option certain hedging, cash management and bank product obligations secured under the ABL Facility) is unconditionally guaranteed by Holdings on a limited‑recourse basis and secured by a second-priority lien on the equity interests of the Borrower held by Holdings. The ABL Facility is also guaranteed by each subsidiary guarantor and secured by a second-priority lien with respect to the 2032 Notes Priority Collateral and a first-priority lien with respect to the ABL Priority Collateral.
The ABL Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The ABL Credit Agreement contains certain customary events of default, including relating to a change of control.
The ABL Facility requires that the Borrower, commencing on or after the last day of the first full fiscal quarter ending after the closing date of the ABL Facility, maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time that availability is less than the greater of (x) $120 million and (y) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time. As of June 30, 2026, the Borrower and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $19 million related to the ABL Facility were capitalized and are being amortized ratably over the term of the financing arrangement. The debt issuance costs related to the ABL Facility are presented as an asset, included in other assets, net on the condensed consolidated balance sheets. As of June 30, 2026, there were $14 million of unamortized debt issuance costs related to the ABL Facility.
As of June 30, 2026, the Borrower and its restricted subsidiaries had $62 million in outstanding standby letters of credit issued under the ABL Facility.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash used in operating activities	$(146)	$(138)
Net cash used in investing activities	(2,015)	(10,576)
Net cash provided by financing activities	5,569	7,924
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,408	$(2,790)
Operating Activities
Net cash used in operating activities was $146 million for the six months ended June 30, 2026, compared to $138 million for the six months ended June 30, 2025. Cash used in operations increased $8 million during the six months ended June 30, 2026. The increase in cash used in operations was primarily due to the Beacon Acquisition and Kodiak Acquisition and the seasonal timing of net working capital requirements for inventory purchases and cash collections.

Investing Activities
Net cash used in investing activities was $2.02 billion for the six months ended June 30, 2026, compared to $10.58 billion for the six months ended June 30, 2025. Cash used in investing activities decreased $8.56 billion during the six months ended June 30, 2026 primarily due to a decrease in cash paid for acquisitions as the cash consideration for the Beacon Acquisition was $10.56 billion compared to $1.97 billion for the Kodiak Acquisition. See Note 3 – Acquisitions of Item 1 of Part I, “Condensed Consolidated Financial Statements” of this Quarterly Report for additional information.
Financing Activities
Net cash provided by financing activities was $5.57 billion for the six months ended June 30, 2026, compared to $7.92 billion for the six months ended June 30, 2025. Cash provided by financing activities decreased $2.36 billion during the six months ended June 30, 2026 primarily due to the issuance of the 2032 Notes, net borrowings under our Term Loan Facility and ABL Facility, and net proceeds from the issuance of common stock and Mandatory Convertible Preferred Stock during the six months ended June 30, 2025, which was partially offset by the issuance of the 2031 Notes and 2034 Notes and the net proceeds from the issuance of common stock and Series C Preferred Stock during the six months ended June 30, 2026.
Condensed Supplemental Financial Information
In accordance with the indentures governing the 2031 Notes, 2032 Notes and 2034 Notes (together, the “Senior Notes”) and the credit agreements governing the Credit Facilities, QXO Building Products and its subsidiaries (together, the “Credit Group”) are required to furnish to holders of the Senior Notes and lenders under the Credit Facilities certain financial information relating to the Credit Group.
The summarized financial information below reflects results for the Credit Group, other QXO entities and QXO on a consolidated basis.

	June 30, 2026
Balance Sheet (in millions)	Credit Group	Other QXO Entities	Consolidated QXO
Cash and cash equivalents	$70	$2,704	$2,774
Total current assets	$7,573	$2,775	$10,348
Total current liabilities	$2,467	$48	$2,515
Total long-term debt, net	$6,029	$—	$6,029
Total mezzanine equity	$—	$1,961	$1,961
Total stockholders’ equity(1)	$—	$10,378	$10,378

(1) Stockholders’ equity is presented on a consolidated basis and excludes intercompany equity investments from other QXO entities recorded in stockholders’ equity at the Credit Group, which is eliminated in consolidation.

	Three Months Ended June 30, 2026
Statement of Operations (in millions)	Credit Group	Other QXO Entities	Consolidated QXO
Net sales	$3,231	$15	$3,246
Gross profit	$797	$6	$803
Total operating expense	$812	$33	$845
Interest (expense) income, net	$(64)	$26	$(38)

	Six Months Ended June 30, 2026
Statement of Operations (in millions)	Credit Group	Other QXO Entities	Consolidated QXO
Net sales	$4,946	$30	$4,976
Gross profit	$1,200	$12	$1,212
Total operating expense	$1,438	$68	$1,506
Interest (expense) income, net	$(120)	$51	$(69)

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risk disclosures set forth in Item 7A of Part II, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 have not changed materially during the six months ended June 30, 2026.
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
As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Change in Internal Control over Financial Reporting
On April 1, 2026, we completed our acquisition of Kodiak Building Partners, Inc. (see Note 3 – Acquisitions of Item 1 of Part I, “Condensed Consolidated Financial Statements” of this Quarterly Report). We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the three months ended June 30, 2026, except as noted above, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We distribute roofing materials and other complementary building products, such as siding and waterproofing, that are manufactured by a number of major suppliers. Disruptions in our sources of supply may occur as a result of various reasons, including unanticipated demand, production or delivery difficulties, the loss of key supplier arrangements, or broad disruptive events (whether globally, in the United States, or abroad), such as wars, terrorist actions, cybersecurity attacks or other technological disruptions with respect to manufacturers or the material vendors we rely on, trade disputes, labor disputes, changes in regulation, macroeconomic events, government shutdowns, natural disasters, including those that may be linked to climate change, and/or a pandemic.
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
We are dependent on the continued leadership of Brad Jacobs as chairman and chief executive officer. The possibility of the loss of Mr. Jacobs in these roles could have a material adverse effect on QXO’s business, financial condition and results of operations.
We are dependent on the leadership of Brad Jacobs as chairman and chief executive officer and we have benefited substantially from his leadership and performance. Our ability to successfully implement our business strategy depends to a significant extent on the continued service and performance of Mr. Jacobs. Under the terms of Mr. Jacobs’ employment agreement, he is permitted to engage in outside business activities with the permission of our board of directors, so long as any such activities do not unreasonably interfere with the performance of his duties and responsibilities to QXO and do not compete with the business of QXO. The loss of Mr. Jacobs’ services could impair our ability to execute our business plan and could, therefore, have a material adverse effect on our business, financial condition and results of operations.
The past performance by Brad Jacobs or our management team may not be indicative of future performance or results.
Past performance by Brad Jacobs or our management team, including transactions in which they have participated and businesses with which they have been associated, may not be representative of our future performance or the returns QXO will generate going forward. Our financial condition and results of operations may be influenced by numerous factors, some of which are beyond our control. You should not rely on the historical record of Mr. Jacobs or our management team as indicative of the future performance of an investment of our Company.
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
Risks Related to Recent Acquisitions
We may be unable to integrate Beacon, Kodiak and TopBuild successfully and realize the anticipated benefits of these acquisitions.
The successful integration of Beacon, Kodiak and TopBuild into our own operations and our ability to realize the expected benefits of these transactions are subject to a number of risks and uncertainties, many of which are outside of our control. We will also be required to devote significant management attention and resources to integrating business practices, cultures and operations of each business. The risks and uncertainties relating to integrating these businesses include, among other things:

•the challenge of integrating complex organizations, systems, operating procedures, compliance programs, technology, networks and other assets of these businesses;
•the difficulties harmonizing differences in the business cultures of each acquired business;
•the inability to successfully integrate our respective businesses in a manner that permits us to achieve the cost savings and other anticipated benefits from the acquisitions;
•the inability to minimize the diversion of management attention from ongoing business concerns during the process of integrating these businesses;
•the inability to resolve potential conflicts that may arise relating to customer, supplier and other important relationships of our business and the acquired businesses;
•difficulties in retaining key management and other key employees; and
•the challenge of managing the expanded operations of a significantly larger and more complex company and coordinating geographically separate organizations.
As a result of these acquisitions, we expect to realize certain synergies and cost savings. Any synergies and cost savings that we realize may differ materially from our estimates and involve risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such estimates. This information is speculative in nature, and some or all of the assumptions underlying the estimated synergies and cost savings may not materialize or may vary from actual results. Our ability to realize these anticipated synergies and savings is subject to significant uncertainties and you should not place undue reliance on the adjustments in evaluating our anticipated results.
We have incurred substantial expenses to consummate these acquisitions but may not realize the anticipated benefits. In addition, even if we are able to integrate these businesses successfully, the anticipated benefits of these acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Given the size and significance of the Beacon Acquisition and TopBuild Acquisition, we may encounter difficulties in the integration of their operations and may fail to realize the full benefits and synergies of these acquisitions, which could adversely impact our business, results of operations and financial condition.
Beacon, Kodiak and TopBuild may have liabilities that are not known to us.
Each of Beacon, Kodiak and TopBuild may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations of such companies. We cannot assure you that the indemnification available to us under the definitive agreements to acquire Beacon, Kodiak and TopBuild will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with their businesses or property that we assumed upon consummation of such acquisitions. We may learn additional information about these companies that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
Our rebranding initiatives may not achieve their intended benefits and could adversely affect our business.
Following the completion of the acquisition of TopBuild, we plan to rebrand certain of TopBuild’s existing brands or integrate them under the QXO brand identity. There can be no assurance that any such rebranding efforts will be successful or achieve their intended benefits. Rebranding involves significant risks, including the potential loss of brand recognition and customer loyalty built over many years, confusion among existing customers and business partners and disruption to ongoing customer relationships. Customers who have long-standing relationships with TopBuild’s legacy brands may choose to seek alternative providers if they perceive a decline in service quality or a loss of the brand identity with which they have become familiar. In addition, any negative market perception associated with the rebranding could harm our reputation and competitive position. If our rebranding initiatives are not successful, or if they result in customer attrition, reduced revenues, or other adverse effects, our business, financial condition and results of operations could be materially and adversely affected.
Regulatory and General Risk
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
Risks Related to the TopBuild Business
Risks Related to Products and Installation Services
Our business faces substantial liability exposure due to the nature and breadth of our operations, including from construction defect and warranty claims.
Our business faces substantial liability exposure due to the nature and breadth of our operations, which include roofing and insulation installation, commercial projects, and a network of widely dispersed branches across the United States and Canada. We are subject to a wide array of claims and litigation, including contract disputes, automobile liability and personal injury claims, warranty and construction defect claims, environmental and employment-related matters, tax disputes, claims related to product quality from third-party suppliers, and other proceedings, including class actions. Risks are heightened by job-related hazards, recent acquisitions, and contractual arrangements to indemnify builder and contractor customers. Liability can also arise from periods prior to acquisition, with indemnification from former owners, subject to limitations. Defending these claims may require significant resources, incur substantial legal expenses, and result in adverse judgments or insurance premium increases, all of which can materially impact our financial condition and operating results.
From time to time, we are involved in various claims, litigation matters, and regulatory proceedings arising in the ordinary course of business, which may have a material adverse effect on us. These matters include, but are not limited to, contract disputes, personal injury and automobile liability claims, warranty and construction defect claims, environmental and employment-related claims, tax disputes, product quality issues from suppliers, and class actions. We also face potential claims related to job hazards and may be subject to liabilities from acquisitions for periods prior to ownership, with indemnification rights from former owners potentially limited by acquisition agreements and their financial capacity. Our builder and contractor customers may seek indemnification under contractual arrangements for product liability, casualty, negligence, construction defect, breach of contract, and warranty claims. Because we rely on third-party manufacturers and suppliers for most installed and distributed products, we are exposed to risks regarding product quality, as well as potential claims arising from the actions of employees, homebuilders, and subcontractors. Defending such claims and legal proceedings can be costly and time-consuming, regardless of fault or outcome, and prolonged statutes of limitations for construction defect lawsuits may further increase exposure. These matters can negatively impact customer confidence and divert management attention. While we maintain insurance against certain risks, coverage may not be adequate for all losses or liabilities, and we may elect not to insure against certain risks if costs are excessive. Uninsured or underinsured significant accidents, judgments, or claims could materially and adversely affect our business, financial condition, and results of operations.
Issues with product quality or performance could negatively impact our business.
Our business depends on high-quality products from manufacturers and other suppliers, and issues with the quality or performance of such products could negatively impact our business. While we are generally indemnified by our manufacturers and suppliers for claims relating to the quality of their products, our business could be negatively impacted by product quality or performance issues, including exposure to warranty claims, legal claims, and regulatory proceedings and damage to our reputation.
We may not be able to identify new products or product lines and integrate them into our specialty distribution or installation network, which may impact our ability to compete.
Our business depends, in part, on our ability to identify future products and product lines that complement existing products and product lines and that respond to our customers’ needs. We may not be able to compete effectively if our product offerings do not evolve along with trends in the markets in which we compete, or the introduction of new products or technologies, which could cause us to lose market share to competitors and negatively impact our business, operating results, financial condition, and cash flows.
Risks Related to Insurance and Bonding
We utilize a wholly owned insurance captive to manage risk, which subjects us to certain financial and operational risks.
We utilize a wholly owned insurance captive to manage certain operational risks, including general liability, employer’s liability, automobile liability, and other insurable exposures. The use of this captive affords us enhanced control over claims management and potential cost efficiencies; however, it also subjects us to material financial and operational risks. The captive operates under regulatory oversight and is required to maintain adequate reserves to satisfy potential claims. Should actual claims surpass anticipated levels, or should reserve estimates prove inadequate, we may be compelled to contribute additional capital to the captive, which could adversely affect our liquidity and financial position. Additionally, changes in insurance regulations or tax laws applicable to captives may affect the viability or cost-effectiveness of this risk management approach. Our reliance on the captive centralizes risk within a single entity, and any operational failure—such as mismanagement of claims or insufficient reinsurance coverage—could result in significant financial exposure. Further, adverse trends in the insurance market, including increased claim severity, may impair the captive’s effectiveness in mitigating risk. While we believe the captive is properly structured and capitalized, there can be no assurance that it will continue to perform as intended or that it will be adequate to address all potential liabilities arising from our operations throughout North America.
Constraints on insurance and bonding availability could adversely affect our business, financial condition, results of operations, and cash flows.
We maintain a variety of insurance policies and surety bonds, as well as an insurance captive, as part of our risk management strategy to mitigate operational, financial, and legal exposures inherent in our business. Despite these measures, we remain subject to significant risks related to insurance and bonding. An increase in claims activity, whether due to adverse events, litigation, or other factors, may result in higher premiums, increased deductibles, reduced coverage limits, or exclusions for specific risks, for both externally placed policies and those managed through our captive. Additionally, changes in the insurance marketplace, such as tightening underwriting standards or reduced insurer capacity, could make it more difficult or costly for us to renew existing policies or obtain coverage for new or emerging risks. Our ability to secure surety bonds—which are essential for bidding on and executing large-scale commercial and industrial projects—may be adversely affected by changes in our financial position, claims history, or shifts in the bonding market. If we are unable to maintain adequate coverage through a combination of commercial insurance, captive insurance, and required bonding, we could be exposed to significant financial losses, contract penalties, or be precluded from participating in certain projects. Given our broad geographic footprint and diverse range of services, these insurance and bonding risks are heightened, and any material reduction in coverage, or inability to obtain sufficient bonding, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Risks Related to Specialty Distribution
The development of alternatives to distributors in the supply chain could cause a decrease in our sales and operating results and limit our ability to grow our business.
Our specialty distribution customers could begin purchasing more of their products directly from manufacturers, which would result in decreases in our net sales and earnings. Our suppliers could invest in infrastructure to expand their own local sales force and sell more products directly to our specialty distribution customers, which also would negatively impact our business. In addition, our specialty distribution customers could expand their on-site fabrication and customization activities, negatively impacting demand for our value added fabrication services.
We are subject to competitive pricing pressure from our customers.
Residential homebuilders historically have exerted significant pressure on their outside suppliers to keep prices low in the highly fragmented building products and materials supply and services industry. Similarly, contractors serving the construction industry and industrial customers exert pressure on our specialty distribution pricing. Further, consolidation among homebuilders and changes in homebuilders’ and contractors’ purchasing policies or payment practices could result in additional pricing pressure. In addition, our commercial roofing installation business is subject to significant pricing pressure from customers, as contractors and industrial clients often demand competitive rates in a highly fragmented market, which can limit our ability to pass on cost increases and may adversely affect our margins and operating results.
Risks Related to Human Capital and Immigration
Labor availability and workforce challenges, including immigration enforcement, may adversely affect our business.
The insulation installation and commercial roofing industries face persistent labor shortages, particularly in skilled trades. Our ability to recruit and retain qualified tradespeople and laborers is critical to maintaining project timelines and service quality. An aging workforce, limited vocational training pipelines, and other constraints on labor availability further exacerbate these challenges, potentially increasing labor costs and reducing productivity across our branch network. Increased immigration enforcement actions, including audits, workplace raids, and enhanced verification requirements, may pose risks to our business operations. Heightened enforcement efforts can result in labor shortages if employees are found to be ineligible for employment or if potential candidates are deterred from seeking work. Such actions may also lead to reputational harm, increased compliance costs, and potential fines or penalties should any violations be identified. Moreover, evolving federal, state, and local immigration policies and enforcement priorities could disrupt our workforce availability and operational continuity, potentially having a material adverse effect on our business, financial condition, and results of operations.
We are highly dependent on the skills and experience of our senior management team and other skilled and experienced personnel. Our business performance is significantly influenced by the effectiveness of our branch managers and sales personnel, including those from recently acquired businesses. The ability to manage labor costs and attract qualified workers is affected by various external factors, such as prevailing wage rates, overall labor market conditions, demand for our services, and changes in legislation or regulations related to wages, hours, labor relations, immigration, healthcare benefits, and insurance costs. We face substantial competition in recruiting and retaining skilled installers, roofers, truck drivers, warehouse workers, and other laborers, particularly given current labor market constraints. To support job satisfaction and performance, we dedicate considerable resources to training and motivating our workforce. However, these roles tend to experience high turnover, which increases our training and retention expenses. If we are unable to hire qualified personnel on competitive terms, we may not be able to satisfy customer demand, which could negatively affect our business, financial condition, and operating results.
Changes in employment and immigration laws and regulations may adversely affect our business.
Our operations are subject to numerous federal and state labor laws and regulations that govern our relationship with employees and directly affect operating costs. These include requirements related to employee classification for overtime, workers’ compensation, immigration status, health benefits, tax reporting, payroll taxes, wage and benefit standards, and enforcement of non-competition agreements. Changes in wage and hour laws, minimum wage, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements, and vaccination or testing mandates in response to health concerns may significantly increase our operating costs. Substantial government-imposed increases in these areas could materially and adversely affect our business, financial condition, and results of operations.
Additionally, evolving federal and state immigration laws and enforcement programs may increase our compliance obligations, complicate the hiring process, or cause labor shortages, leading to higher costs and reduced availability of potential employees. While we verify employment eligibility for all employees—including participation in the “E-Verify” program where required—these measures do not guarantee the identification of all unauthorized workers. The presence of unauthorized employees may expose us to fines, penalties, adverse publicity, and increased difficulty in hiring and retaining qualified personnel, potentially disrupting our operations. Furthermore, changes to immigration laws affecting other construction trades could lengthen the construction cycle or intensify competition for labor, which may have a material adverse impact on our business, financial condition, and results of operations.
Risks Related to Regulatory Compliance and Operations
Changes in building codes and consumer preferences could affect our ability to market our service offerings and our profitability.
Our business segments are affected by building codes and shifts in consumer preferences, particularly those emphasizing energy efficiency. Our competitive position is supported, in part, by our capacity to adapt to evolving customer demands and regulatory standards. However, if our installation and distribution services, as well as our expertise in building sciences, do not sufficiently or promptly adjust to such changes, we may lose market share to competitors, which could negatively impact our business, operating results, financial condition, and cash flows. Additionally, our future growth opportunities may be limited if customer preferences and building codes do not continue to trend toward more energy-efficient solutions, which generally drive increased demand for our offerings.
We operate our business through highly dispersed locations, and as a result our operations may be materially adversely affected by inconsistent local practices, and the operating results of individual branches may vary.
We conduct our operations through a network of widely dispersed locations across the United States and Canada, with executive oversight and centralized services provided by QXO. Local branch management is responsible for day-to-day operations and compliance with applicable local laws. Due to our operating structure, coordinating procedures consistently across all locations can be challenging. Additionally, our installation branches and distribution facilities often require substantial oversight and support from headquarters to facilitate their growth. If our corporate strategies and policies are not implemented uniformly at the local or regional level, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
The predecessor financial information is included as Exhibit 99.1 to this Quarterly Report and is incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Certificate of Amendment to Certificate of Designations of Series C Convertible Perpetual Preferred Stock, filed with the Secretary of State of the State of Delaware and effective July 1, 2026.	8-K	3.1	July 1, 2026
3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of QXO, Inc., dated July 1, 2026.	8-K	3.2	July 1, 2026
4.1*	Supplemental Indenture No. 2, dated as of May 20, 2026, among QXO Building Products, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.
4.2*	Supplemental Indenture No. 3, dated as of July 1, 2026, among QXO Building Products, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.
4.3	Indenture, dated as of June 17, 2026, among QXO Building Products, Inc., the subsidiary guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee.	8-K	4.1	June 17, 2026
4.4	Supplemental Indenture No. 1, dated as of July 1, 2026, among QXO Building Products, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	4.1	July 1, 2026
10.1	Incremental Assumption and Amendment Agreement No. 2, dated as of July 1, 2026, among Queen HoldCo, LLC, as Holdings, QXO Building Products, Inc., as Borrower, the subsidiary loan parties party thereto, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	10.1	July 1, 2026
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Unaudited predecessor financial information for QXO Building Products, Inc.	10-Q	99.1	August 14, 2025
101.INS*	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.PRE*	Inline XBRL Taxonomy Extension Presentation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.DEF*	Inline XBRL Taxonomy Extension Definition
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

QXO, INC.

Date: August 14, 2026	By:	/s/ Brad Jacobs
Brad Jacobs
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Ihsan Essaid
Ihsan Essaid
Chief Financial Officer
(Principal Financial Officer)