Form 10-Q
period 2026-09-30
QXO, Inc.
filed 2026-11-13
CIK 1236275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________
FORM 10-Q
____________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2026, there were 1,039,958,653 shares outstanding of the registrant’s common stock.

QXO, INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarter Ended September 30, 2026

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
•the possibility of an impairment of goodwill or other intangible assets, which represent a substantial portion of our total assets as a result of our acquisitions;
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
•risks related to insurance and bonding, including the use of a wholly owned insurance captive to manage risks;
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

Item 1. Condensed Consolidated Financial Statements
QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in millions, except per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$528	$2,362
Accounts receivable, net	2,817	1,145
Inventories	2,542	1,497
Vendor rebates receivable	629	427
Income tax receivable	—	31
Prepaid expenses and other current assets	210	84
Total current assets	6,726	5,546
Property and equipment, net	1,240	689
Goodwill	14,536	5,111
Intangibles, net	10,767	3,819
Operating lease right-of-use assets, net	1,119	690
Other assets, net	82	32
Total assets	$34,470	$15,887

Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,743	$819
Accrued expenses	1,252	574
Current portion of operating lease liabilities	240	108
Current portion of finance lease liabilities	60	49
Current portion of long-term debt	30	—
Total current liabilities	3,325	1,550
Long-term debt, net	8,948	3,057
Deferred income tax liabilities, net	2,422	847
Operating lease liabilities	867	562
Finance lease liabilities	132	139
Other long-term liabilities	153	25
Total liabilities	15,847	6,180
Commitments and contingencies (Note 12)
Mezzanine equity:
Series C Preferred Stock, $0.001 par value per share; 0.3 shares and 0.0 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2,942	—
Stockholders’ equity:
Mandatory Convertible Preferred Stock, $0.001 par value per share; 0.6 shares authorized, issued and outstanding as of September 30, 2026 and December 31, 2025	558	558
Convertible Preferred Stock, $0.001 par value per share; authorized 10.0 shares, 1.0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	499	499
Common stock, $0.00001 par value per share; authorized 4,000.0 shares and 2,000.0 shares as of September 30, 2026 and December 31, 2025, respectively; 1,039.8 and 674.5 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	15,572	9,047
Retained earnings (accumulated deficit)	(950)	(395)
Accumulated other comprehensive income (loss)	2	(2)
Total stockholders’ equity	15,681	9,707
Total liabilities, mezzanine equity and stockholders’ equity	$34,470	$15,887
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$4,895	$2,728	$9,871	$4,648
Cost of sales	3,515	2,092	7,279	3,605
Gross profit	1,380	636	2,592	1,043
Operating expense:
Selling, general and administrative	1,024	453	2,170	954
Depreciation	66	40	169	67
Amortization	288	118	545	198
Total operating expense	1,378	611	2,884	1,219
Income (loss) from operations	2	25	(292)	(176)
Interest expense, net	(163)	(37)	(232)	(11)
Loss on debt extinguishment	—	—	—	(46)
Other income, net	11	1	17	3
Loss before (benefit from) provision for income taxes	(150)	(11)	(507)	(230)
(Benefit from) provision for income taxes	(27)	128	(102)	(41)
Net loss	$(123)	$(139)	$(405)	$(189)
Loss per common share - basic and diluted (Note 8)	$(0.17)	$(0.24)	$(0.64)	$(0.46)

Total weighted-average common shares outstanding:
Basic	1,080.7	715.3	865.3	578.1
Diluted	1,080.7	715.3	865.3	578.1
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(123)	$(139)	$(405)	$(189)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1)	3	4	—
Total other comprehensive (loss) income	(1)	3	4	—
Comprehensive loss	$(124)	$(136)	$(401)	$(189)
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity
(in millions)
(Unaudited)

	Mezzanine Equity		Stockholders’ Equity
	Series C Preferred Stock		Mandatory Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2025	—	$—	0.6	$558	1.0	$499	674.5	$—	$9,047	$(395)	$(2)	$9,707
Commitment to issue Series C Preferred Stock	—	—	—	—	—	—	—	—	(47)	—	—	(47)
Mandatory Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(22)	—	(22)
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	31.6	—	748	—	—	748
Proceeds from stock option exercises	—	—	—	—	—	—	0.2	—	1	—	—	1
Vesting of stock-based compensation awards	—	—	—	—	—	—	4.5	—	—	—	—	—
Tax withholdings for stock-based compensation awards	—	—	—	—	—	—	—	—	(28)	—	—	(28)
Stock-based compensation	—	—	—	—	—	—	—	—	39	—	—	39
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	—	—	—	—	(227)	—	(227)
Balance as of March 31, 2026	—	$—	0.6	$558	1.0	$499	710.8	$—	$9,760	$(652)	$—	$10,165
Issuance of Series C Preferred Stock, net of issuance costs	0.2	1,993	—	—	—	—	—	—	—	—	—	—
Reclassification of Series C Preferred Stock commitment costs to mezzanine equity upon issuance	—	(32)	—	—	—	—	—	—	32	—	—	32
Series C Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(23)	—	(23)
Mandatory Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(23)	—	(23)
Common stock issued as partial consideration for Kodiak Acquisition	—	—	—	—	—	—	13.3	—	257	—	—	257
Proceeds from stock option exercises	—	—	—	—	—	—	0.2	—	1	—	—	1
Vesting of stock-based compensation awards	—	—	—	—	—	—	1.1	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	29	—	—	29
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	—	—	—	—	(55)	—	(55)
Balance as of June 30, 2026	0.2	$1,961	0.6	$558	1.0	$499	725.4	$—	$10,079	$(761)	$3	$10,378

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity
(in millions)
(Unaudited)

	Mezzanine Equity		Stockholders’ Equity
	Series C Preferred Stock		Mandatory Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of June 30, 2026	0.2	$1,961	0.6	$558	1.0	$499	725.4	$—	$10,079	$(761)	$3	$10,378
Issuance of Series C Preferred Stock, net of issuance costs	0.1	996	—	—	—	—	—	—	—	—	—	—
Reclassification of Series C Preferred Stock commitment costs to mezzanine equity upon issuance	—	(15)	—	—	—	—	—	—	15	—	—	15
Series C Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(36)	—	(36)
Mandatory Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(22)	—	(22)
Common stock issued as partial consideration for TopBuild Acquisition	—	—	—	—	—	—	311.6	—	5,384	—	—	5,384
Awards assumed in TopBuild Acquisition	—	—	—	—	—	—	—	—	17	—	—	17
Proceeds from stock option exercises	—	—	—	—	—	—	0.4	—	1	—	—	1
Vesting of stock-based compensation awards	—	—	—	—	—	—	2.4	—	—	—	—	—
Tax withholdings for stock-based compensation awards	—	—	—	—	—	—	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	—	—	—	—	—	79	—	—	79
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	—	—	(123)	—	(123)
Balance as of September 30, 2026	0.3	$2,942	0.6	$558	1.0	$499	1,039.8	$—	$15,572	$(950)	$2	$15,681

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Equity
(in millions)
(Unaudited)

	Mezzanine Equity		Stockholders’ Equity
	Series C Preferred Stock		Mandatory Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2024	—	$—	—	$—	1.0	$499	409.4	$—	$4,561	$(7)	$—	$5,053
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(22)	—	(22)
Stock-based compensation	—	—	—	—	—	—	—	—	20	—	—	20
Net income	—	—	—	—	—	—	—	—	—	9	—	9
Balance as of March 31, 2025	—	$—	—	$—	1.0	$499	409.4	$—	$4,581	$(20)	$—	$5,060
Issuance of Mandatory Convertible Preferred Stock, net of issuance costs	—	—	0.6	558	—	—	—	—	—	—	—	558
Mandatory Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(3)	—	(3)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(23)	—	(23)
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	254.9	—	4,218	—	—	4,218
Proceeds from stock option exercises	—	—	—	—	—	—	2.9	—	14	—	—	14
Awards assumed in Beacon Acquisition	—	—	—	—	—	—	—	—	88	—	—	88
Vesting of stock-based compensation awards	—	—	—	—	—	—	4.4	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	65	—	—	65
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	—	—	(59)	—	(59)
Balance as of June 30, 2025	—	$—	0.6	$558	1.0	$499	671.6	—	$8,966	$(105)	$(3)	$9,915
Mandatory Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(8)	—	(8)
Convertible Preferred Stock dividend	—	—	—	—	—	—	—	—	—	(22)	—	(22)
Issuance of common stock, net of issuance costs	—	—	—	—	—	—	1.7	—	38	—	—	38
Proceeds from stock option exercises	—	—	—	—	—	—	0.8	—	4	—	—	4
Vesting of stock-based compensation awards	—	—	—	—	—	—	0.2	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	31	—	—	31
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	—	—	—	—	(139)	—	(139)
Balance as of September 30, 2025	—	$—	0.6	$558	1.0	$499	674.3	$—	$9,039	$(274)	$—	$9,822
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net loss	$(405)	$(189)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	188	67
Amortization	545	198
Stock-based compensation	147	116
Amortization of debt issuance costs	10	4
Loss on debt extinguishment	—	46
Provision for credit losses	32	7
Non-cash lease expense	134	70
Deferred income taxes	(195)	25
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(503)	(229)
Inventories	(317)	162
Vendor rebates receivable	(151)	(257)
Income tax receivable	17	(78)
Prepaid expenses and other current assets	(29)	13
Accounts payable and accrued expenses	473	177
Other assets and liabilities	(91)	(57)
Net cash (used in) provided by operating activities	(145)	75

Investing Activities
Capital expenditures	(111)	(50)
Acquisition of businesses, net of cash and restricted cash acquired and common stock issued	(10,933)	(10,557)
Other	4	2
Net cash used in investing activities	(11,040)	(10,605)

Financing Activities
Borrowings under revolving lines of credit	26	720
Payments under revolving lines of credit	(26)	(677)
Borrowings under term loan	2,993	2,250
Payments under term loan	—	(1,400)
Borrowings under senior notes	3,000	2,250
Payment of debt issuance costs and other financing fees	(91)	(114)
Payments under equipment financing facilities and finance leases	(41)	(18)
Proceeds from issuance of common stock related to equity awards	3	18
Proceeds from issuance of common stock, net of issuance costs	748	4,256
Proceeds from issuance of Mandatory Convertible Preferred Stock, net of issuance costs	—	558
Proceeds from the issuance of Series C Preferred Stock, net of issuance costs	2,989	—
Payment of taxes related to net share settlement of equity awards	(31)	—
Payment of costs to obtain Series C Preferred Stock commitment	(47)	—
Payment of dividends on Convertible Preferred Stock	(67)	(67)
Payment of dividends on Mandatory Convertible Preferred Stock	(24)	(7)
Payment of dividends on Series C Preferred Stock	(59)	—
Net cash provided by financing activities	9,373	7,769

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—

Net decrease in cash, cash equivalents and restricted cash	(1,812)	(2,761)
Cash, cash equivalents and restricted cash, beginning of period	2,366	5,072
Cash, cash equivalents and restricted cash, end of period	$554	$2,311

Supplemental Cash Flow Information
Cash paid during the period for:
Interest	$181	$42
Income taxes, net of refunds	$13	$37
Supplemental Disclosure of Non-Cash Activities
Common stock issued as consideration for acquisition	$5,641	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

QXO, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Description of Business
QXO, Inc. (“QXO” or the “Company”) is a leading distributor and installer of building products in North America. QXO plans to become the tech-enabled leader in the $800 billion building products distribution and installation industry and is targeting $50 billion in annual revenues within the next decade through accretive acquisitions and organic growth. Prior to the Beacon Acquisition (as defined below), QXO was primarily a technology solutions and professional services company, providing critical software applications, consulting and other professional services.
The acquisitions of Beacon, Kodiak and TopBuild have expanded the Company’s scale, product and service offerings, geographic reach and customer base. In North America, QXO is the largest distributor and installer of insulation, the second-largest distributor of roofing products, the second-largest publicly traded distributor of lumber and building materials, and the largest distributor of waterproofing products. The Company serves customers in all 50 states throughout the United States (the “U.S.”) and seven provinces in Canada, including residential, commercial, and industrial general contractors, subcontractors of all types including roofing, insulation, and framing, as well as local, regional, and production homebuilders.
Acquisition of Beacon
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
Acquisition of Kodiak
On April 1, 2026 (the “Kodiak Closing Date”), pursuant to the terms of the Agreement and Plan of Merger, dated as of February 10, 2026 (the “Kodiak Merger Agreement”), by and among QXO, Kodiak Building Partners, Inc., a Delaware corporation (“Kodiak”), Juno Merger Sub, Inc., a wholly-owned subsidiary of QXO (“Kodiak Merger Sub”), and CSC Shareholder Services LLC, in its capacity as shareholder representative (“CSC”), Kodiak Merger Sub merged with and into Kodiak (the “Kodiak Acquisition”), with Kodiak surviving as an indirect, wholly-owned subsidiary of QXO. The Company completed its acquisition of Kodiak for a net purchase price of $2.23 billion.
In connection with the closing of the Kodiak Acquisition, pursuant to the terms of the Investment Agreement, dated as of January 5, 2026 (as amended, the “Series C Investment Agreement”), among QXO, AP Quince Holdings, L.P., a fund managed by affiliates of Apollo Global Management, Inc., and the other investors party thereto (collectively, the “Series C Investors”), the Company issued 200,000 shares of Series C Preferred Stock (as defined in Note 7) to the Series C Investors for $2.0 billion in gross proceeds, which was used to fund a portion of the Kodiak Acquisition. The remaining purchase price was financed through the issuance of 13.3 million shares of QXO common stock to Kodiak equity holders.
Acquisition of TopBuild
On July 1, 2026 (the “TopBuild Closing Date”), pursuant to the terms of the Agreement and Plan of Merger, dated as of April 18, 2026 (the “TopBuild Merger Agreement”), by and among QXO, TopBuild Corp. (“TopBuild”), Titanium MergerCo, Inc., a Delaware corporation and wholly-owned subsidiary of QXO (“Titanium Merger Sub”), and Titanium MergerCo 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of QXO (“Forward Merger Sub”), Titanium Merger Sub merged with and into TopBuild (the “Titanium Merger”), with TopBuild surviving the Titanium Merger as a wholly-owned subsidiary of QXO and immediately thereafter, TopBuild merged with and into Forward Merger Sub (the “Forward Merger” and, together with the Titanium Merger, the “TopBuild Acquisition”), with Forward Merger Sub surviving the Forward Merger as a wholly-owned subsidiary of QXO. The Company completed its acquisition of TopBuild for a net purchase price of $14.36 billion.
In connection with the closing of the TopBuild Acquisition, QXO issued 311.6 million shares of QXO common stock to former holders of TopBuild Shares (as defined in Note 3), issued an additional 100,000 shares of Series C Preferred Stock (as defined in Note 7) to the Series C Investors for $1.0 billion in gross proceeds, incurred an incremental term loan for $3.0 billion in gross proceeds and released from escrow $3.0 billion in gross proceeds from the issuance of 6.500% Senior Notes due 2031 and 6.875% Senior Notes due 2034, all of which were used to fund the TopBuild Acquisition and pay related fees and expenses.

2. Basis of Presentation and Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to state fairly the financial position of the Company as of September 30, 2026 and December 31, 2025, the results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025 in accordance with accounting principles generally accepted in the U.S. (“GAAP”). These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and consequently have been condensed and do not include all required disclosures in an Annual Report on Form 10-K. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026. All inter-company transactions and accounts have been eliminated in consolidation.
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
During the current fiscal year, the Company changed its rounding presentation of these condensed consolidated financial statements and notes to the nearest whole million, except for share or per share data or as otherwise indicated. The change in rounding presentation has been applied to all prior-year amounts presented. In certain circumstances, this change resulted in adjustments to previously reported balances; however, such adjustments were not significant, and no other changes were made to previously reported financial information.
Use of Estimates
The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates include income taxes, inventories, purchase price allocations, recoverability of goodwill and intangible assets, revenue recognition under the cost-to-cost measure of progress method, and vendor rebates receivable. Actual results could differ from those estimates.
Business Combinations
The Company records acquisitions resulting in the consolidation of a business using the acquisition method of accounting. Under this method, the Company records the assets acquired, including intangible assets that can be identified, and liabilities assumed based on their estimated fair values at the date of acquisition. Various Level 3 (as hereinafter defined) fair value assumptions are used in the determination of these estimated fair values, including items such as sales growth rates, cost synergies, customer attrition rates, discount rates, and other prospective financial information. The purchase price in excess of the fair value of the assets acquired and liabilities assumed is recorded as goodwill. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. While management believes these estimates are based on reasonable assumptions, they are inherently uncertain and unpredictable; therefore, actual results may differ. During the measurement period, which is up to one year from the acquisition date, the Company may adjust provisional amounts that were recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date. Transaction costs associated with acquisitions are expensed as incurred and are included as a component of selling, general and administrative expenses within the condensed consolidated statements of operations.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash. Restricted cash as of September 30, 2026 primarily represents cash collateral for TopBuild’s outstanding letters of credit that were previously secured under TopBuild’s revolving credit facility, which was terminated in connection with the TopBuild Acquisition. Additionally, as a result of the TopBuild Acquisition, the Company acquired a captive insurance subsidiary that maintains cash balances to manage certain operational risks.

	As of
(in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$528	$2,362
Restricted cash included in prepaid expenses and other current assets	26	4
Total cash, cash equivalents and restricted cash	$554	$2,366

Accounts Receivable
The following table represents the roll-forward of the allowance for credit losses for the nine months ended September 30, 2026 and the year ended December 31, 2025:

(in millions)	September 30, 2026	December 31, 2025
Balance at beginning of period	$13	$—
Current period provision for expected credit losses	32	14
Write-offs, net of recoveries	(2)	(1)
Balance at end of period	$43	$13
Inventories
The Company’s inventories primarily represent finished goods, consisting of products available for sale. Inventories acquired in connection with acquisitions are recorded at fair value as of the date of the acquisition. For inventories not acquired in connection with acquisitions, cost is determined using the weighted-average cost method for the legacy Beacon and Kodiak businesses and the first-in, first-out cost method for the legacy TopBuild business. All inventories are stated at the lower of cost or net realizable value.
Inventory costs consist of product and inbound shipping and handling costs. Inventory valuation requires the Company to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers or returns to product vendors.
Property and Equipment
The following table presents the components of property and equipment, net:

	As of
	September 30, 2026	December 31, 2025
(in millions)
Equipment	$796	$259
Finance lease assets	261	217
Leasehold improvements	180	125
Furniture and fixtures	34	30
Software	57	31
Land and buildings	133	60
Construction in progress	64	55
Total property and equipment	1,525	777
Accumulated depreciation	(285)	(88)
Total property and equipment, net	$1,240	$689
For the three and nine months ended September 30, 2026, depreciation expense was $83 million and $188 million, of which $17 million and $19 million was included in cost of sales, respectively. For the three and nine months ended September 30, 2025, depreciation expense was $40 million and $67 million, respectively.
Goodwill
The following table sets forth the change in the carrying amount of goodwill during the nine months ended September 30, 2026:

(in millions)
Balance as of December 31, 2025	$5,111
Acquisitions	9,400
Measurement period adjustments	21
Translation adjustments	4
Balance as of September 30, 2026	$14,536

Intangible Assets
The Company amortizes certain identifiable intangible assets that have finite lives, currently consisting of customer relationships and trade names. The following table summarizes intangible assets by category:

	As of		Weighted-Average Remaining Life(1) (Years)
(in millions, except time periods)	September 30, 2026	December 31, 2025
Amortizable intangible assets:
Customer relationships and other	$10,898	$3,909	10.7
Trade names	733	230	4.1
Total amortizable intangible assets	11,631	4,139	10.3
Accumulated amortization	(865)	(321)
Total amortizable intangible assets, net	10,766	3,818
Indefinite-lived domain names	1	1
Total intangibles, net	$10,767	$3,819

(1) As of September 30, 2026.
The following table summarizes the estimated future amortization expense for intangible assets for each of the next five years ending December 31 and thereafter:

(in millions)
2026 (October - December)	$288
2027	1,152
2028	1,100
2029	1,074
2030	1,074
Thereafter	6,078
Total future amortization expense	$10,766
Accrued Expenses
The following table presents the components of accrued expenses:

	As of
(in millions)	September 30, 2026	December 31, 2025
Inventory	$412	$170
Short-term portion of insurance liabilities	69	39
Payroll and employee benefit costs	191	67
Interest expense	124	27
Customer rebates	153	148
Income taxes	6	—
Business and property taxes	27	11
Professional services	35	18
Sales returns	33	27
Deferred revenue	81	20
Other	121	47
Total accrued expenses	$1,252	$574

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
Net Sales
Net sales represent the consideration the Company expects to be entitled to in exchange for transferring products to customers and, to a lesser extent, providing installation and construction services to customers. The Company recognizes net sales as it satisfies its performance obligations under contracts with customers.
Net product sales are generally recognized at a point in time when control of the product transfers to the customer, which occurs when the customer accepts the delivery of the product or takes possession of the product with rights and rewards of ownership.
Net service sales, which are comprised of the Company’s installation service contracts, are recognized over time as the related performance obligation is satisfied. Progress toward complete satisfaction of the performance obligation is measured using a cost-to-cost measure of progress method. The cost input is based on the amount of material installed at that customer’s location and the associated labor costs, as compared to the total expected cost for the particular order. The total expected cost is an estimate in the revenue recognition process, which requires judgment, and is subject to variability throughout the duration of the contract as a result of contract modifications and other circumstances impacting job completion. Generally, this results in revenue being recognized as the customer is able to receive and utilize the benefits provided by the Company’s services. Each contract contains one or more individual orders, which are based on services delivered. When product and installation services are bundled in a contract, the Company combines them into one performance obligation as the overall promise is to transfer the combined item.
The following table presents net sales and cost of sales attributable to product sales and service sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net product sales	$3,929	$2,717	$8,799	$4,617
Net service sales	966	11	1,072	31
Net sales	$4,895	$2,728	$9,871	$4,648

Cost of product sales	$2,864	$2,086	$6,556	$3,587
Cost of service sales	651	6	723	18
Cost of sales	$3,515	$2,092	$7,279	$3,605
The Company records a contract asset when the Company has satisfied its performance obligation prior to billing and a contract liability when a customer payment is received prior to the satisfaction of the Company’s performance obligation. The difference between the beginning and ending balances of the Company’s contract assets and liabilities primarily results from the timing of the Company’s performance and the customer’s payment. See Note 4 for additional information.
Net sales are presented net of variable consideration, including estimated product returns, customer sales incentives (including volume rebates), and early payment discounts taken.
The Company estimates product returns based on historical return rates and records accrued sales returns and defers the related cost of products sold. Total accrued sales returns as of September 30, 2026 and December 31, 2025 were $33 million and $27 million, respectively, and total deferred cost of products sold were $25 million and $20 million, respectively. Provisions for early payment discounts are accrued in the same period in which the sale occurs based on historical experience. Commissions paid to internal sales teams to obtain contracts are expensed as incurred because the related contracts have a duration of one year or less. Sales taxes collected from customers and remitted to governmental authorities are excluded from net sales.

The Company offers sales incentives to customers, primarily volume rebates based on achieving specified sales levels. These volume rebates are not in exchange for a distinct good or service and therefore reduce net sales when the related revenue is recognized. The Company estimates volume rebate accruals based on contract terms, historical experience and performance levels. Total customer rebates as of September 30, 2026 and December 31, 2025 were $153 million and $148 million, respectively.
Shipping and handling amounts billed to customers are included in net sales. Related shipping and handling costs are accounted for as fulfillment activities and are recognized within selling, general and administrative expenses when control of the products transfers to the customer.
Deferred revenue, sales returns and sales incentives are included in accrued expenses, early payment discounts are included in accounts receivable, net, and deferred cost of products sold are included in prepaid and other current assets in the condensed consolidated balance sheets.
Interest Expense, Net
The following table presents the components of interest expense, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Interest income	$7	$25	$59	$104
Interest expense	(170)	(62)	(291)	(115)
Interest expense, net	$(163)	$(37)	$(232)	$(11)
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

(2) This amount represents the value of outstanding equity awards held by Beacon employees that were converted into replacement QXO instruments with identical terms. The conversion was based on the volume-weighted average trading price of QXO common stock for the five consecutive trading days ending on the trading day immediately preceding the Beacon Closing Date. The fair value of replacement equity-based awards attributable to pre-acquisition service was recorded as part of the consideration transferred. This amount also includes cash paid by QXO of $16 million to settle RSUs for non-employee members of the board of directors of Beacon, which were accelerated in full, cancelled and paid in cash for $124.35 per share. See Note 9 for additional information.

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

(in millions)	Purchase Price Allocation
Assets:
Accounts receivable	$1,320
Inventories	1,782
Vendor rebates receivable	236
Income tax receivable	20
Prepaid expenses and other current assets	81
Property and equipment	684
Goodwill	5,118
Intangibles	4,131
Operating lease right-of-use assets	708
Other non-current assets	17
Liabilities:
Accounts payable	(1,136)
Accrued expenses	(531)
Deferred income taxes	(908)
Operating lease liabilities	(668)
Finance lease liabilities	(182)
Other long-term liabilities	(28)
Aggregate acquisition consideration, net of cash acquired	$10,644
The following table presents a summary of intangible assets acquired and the weighted-average useful life of these assets:

(in millions, except weighted-average useful life)	Fair Value	Weighted-Average Useful Life in Years
Customer relationships	$3,901	10.0
Trade names	230	3.0
Total intangible assets acquired	$4,131	9.6
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

Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of the Company and Beacon for the nine months ended September 30, 2025 as if the Beacon Acquisition had been completed on January 1, 2024. The unaudited pro forma combined financial information presented below does not give effect to the May 2025 and June 2025 common and preferred equity financing (including Mandatory Convertible Preferred Stock) (as further discussed in Note 7), as these financings were not directly attributable to the Beacon Acquisition. The proceeds from equity financings completed in May 2025 were used to repay indebtedness under the 2032 Term Loan Facility (as defined in Note 10) previously incurred as part of financings that were completed to effectuate the Beacon Acquisition. As this repayment of indebtedness was not directly attributable to the Beacon Acquisition, the related reduction in interest expense is not reflected in this unaudited pro forma combined financial information. The unaudited pro forma combined financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the Beacon Acquisition had occurred on January 1, 2024, nor is it indicative of future results. In addition, the unaudited pro forma combined financial information presented below does not give effect to the Kodiak Acquisition or the TopBuild Acquisition as each acquisition occurred in an annual period subsequent to the Beacon Acquisition.
The following table presents the Company’s pro forma combined net sales and net income (loss):

(in millions)	Nine Months Ended September 30, 2025
Net sales	$7,343
Net loss	$(300)
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
On the Kodiak Closing Date, pursuant to the Kodiak Merger Agreement, Kodiak Merger Sub merged with and into Kodiak, with Kodiak remaining as the surviving entity, and the Company completed the Kodiak Acquisition for a net purchase price of $2.23 billion. The purchase price comprised $2.0 billion of cash and 13.3 million shares of the Company’s common stock.
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

Purchase Price
The following table summarizes the components of the preliminary aggregate purchase consideration paid to acquire Kodiak and is subject to adjustments:

(in millions)
Cash paid to sellers	$478
Payment of Kodiak debt, including accrued interest(1)	1,503
QXO consideration shares issued and other(2)	260
Preliminary aggregate acquisition consideration	2,241
Less: cash acquired	16
Preliminary aggregate acquisition consideration, net of cash acquired	$2,225

(1) This amount represents the cash paid by QXO to settle Kodiak’s secured term loan facility and asset-based credit facility of $1.49 billion and $15 million, respectively.
(2) The QXO share consideration component of the preliminary aggregate acquisition consideration represents 13.2 million shares of QXO’s common stock issued to Kodiak equity holders at a per share price of $19.42, which was based on the QXO share price quoted one business day prior to the Kodiak Closing Date. In addition, concurrently with the execution of the Kodiak Merger Agreement, certain employees of Kodiak entered into rollover agreements (the “Rollover Agreements”) with QXO. Pursuant to such Rollover Agreements, each such employee re-invested a portion of their after-tax cash proceeds received as merger consideration in exchange for a total of 0.1 million shares of QXO common stock. This amount also includes the estimated fair value of contingent consideration expected to be paid to Kodiak sellers in connection with the recognition of certain tax benefits, if recognized in the future by QXO.

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

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, and a reconciliation to total consideration transferred, net of cash acquired. The allocation of the purchase price is ongoing, and the Company continues to ascertain the reasonableness of the fair value of the assets acquired and liabilities assumed. Subsequent to the determination of the preliminary purchase price allocation, the Company recorded certain measurement period adjustments primarily related to accrued expenses and deferred income taxes. The measurement period adjustments recorded during the three months ended September 30, 2026 had a net impact of increasing goodwill by $14 million.

(in millions)	Preliminary Purchase Price Allocation
Assets:
Accounts receivable	$215
Inventories	213
Vendor rebates receivable	11
Income tax receivable	9
Prepaid expenses and other current assets	16
Property and equipment	186
Goodwill	1,103
Intangibles	835
Operating lease right-of-use assets	176
Other non-current assets	3
Liabilities:
Accounts payable	(112)
Accrued expenses	(93)
Deferred income taxes	(155)
Operating lease liabilities	(164)
Finance lease liabilities	(10)
Other long-term liabilities	(8)
Preliminary aggregate acquisition consideration, net of cash acquired	$2,225
The following table presents a summary of intangible assets acquired and the weighted-average useful life of these assets:

(in millions, except weighted-average useful life)	Preliminary Fair Value	Weighted-Average Useful Life in Years
Customer relationships	$750	10.0
Trade names	85	5.0
Total intangible assets acquired	$835	9.5
The preliminary fair value estimate of the customer relationships intangible asset and trade names intangible asset was determined using the same valuation methodology and similar assumptions as those used in the Beacon Acquisition.
During the nine months ended September 30, 2026, the Company incurred transaction costs of approximately $15 million related to the Kodiak Acquisition. These costs were primarily associated with legal and professional services and were recognized in selling, general and administrative expenses on the condensed consolidated statements of operations.
The following table presents Kodiak net sales and earnings as reported within the condensed consolidated statements of operations.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
(in millions)
Net sales	$589	$1,184
Net income	$2	$17

TopBuild Corp. Acquisition
On April 18, 2026, QXO entered into the TopBuild Merger Agreement with TopBuild, Titanium Merger Sub, and Forward Merger Sub, pursuant to which QXO agreed to acquire TopBuild for a net purchase price of $14.36 billion in a combination of cash and stock consideration.
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
In connection with the TopBuild Acquisition, QXO issued 311.6 million shares of QXO common stock to former holders of TopBuild Shares and paid aggregate cash consideration of approximately $6.37 billion.
TopBuild is the largest distributor and installer of insulation and related building products in North America, providing installation and distribution services across residential, commercial, and industrial end markets. TopBuild’s insulation capabilities expand QXO's scale and strengthen its position across the building products value chain.

Purchase Price
The following table summarizes the components of the preliminary aggregate purchase consideration paid to acquire TopBuild and is subject to adjustments:

(in millions)
Cash paid to TopBuild shareholders(1)	$6,373
QXO consideration shares issued(2)	5,384
Converted TopBuild equity awards attributable to pre-combination service(3)	17
Payment of TopBuild debt, including accrued interest(4)	2,900
Preliminary aggregate acquisition consideration	14,674
Less: cash and restricted cash acquired	319
Preliminary aggregate acquisition consideration, net of cash and restricted cash acquired	$14,355

(1) This cash component of the aggregate acquisition consideration represents 45% of the 28.0 million TopBuild Shares that were issued and outstanding immediately prior to the effective time of the Titanium Merger, excluding certain excluded shares, cancelled shares and dissenting shares, multiplied by $505.00 per TopBuild Share. This amount also includes $1 million of cash paid to settle TopBuild restricted stock awards (“RSAs”) that vested in full upon the closing of the TopBuild Acquisition.

(2) The QXO share consideration component of the preliminary aggregate acquisition consideration represents 311.6 million shares of QXO’s common stock issued to TopBuild shareholders at a per share price of $17.28, which was based on the QXO share price quoted one business day prior to the TopBuild Closing Date. The 311.6 million shares represent 55% of 28.0 million TopBuild Shares issued and outstanding immediately prior to the effective time of the Titanium Merger, excluding certain excluded shares, cancelled shares and dissenting shares, multiplied by the 20.200 share exchange ratio. This amount also includes less than $1 million of QXO common stock issued to settle TopBuild RSAs that vested in full upon the closing of the TopBuild Acquisition.

(3) This amount represents the value of outstanding RSUs and performance-based restricted stock units (“PRSUs”) held by TopBuild employees that were converted into replacement QXO instruments and the value of outstanding options held by TopBuild employees that were settled through the issuance of shares of QXO common stock. The conversion was based on the 20.200 exchange ratio stated in the TopBuild Merger Agreement. The fair value of replacement equity-based awards attributable to pre-acquisition service was $9 million and the fair value of settled options attributable to pre-acquisition service was $8 million. See Note 9 for additional information.

(4) This amount represents the cash paid by QXO to settle TopBuild’s senior notes due 2029, senior notes due 2032, senior notes due 2034, and outstanding line of credit borrowings of $400 million, $500 million, $750 million, and $1.19 billion, respectively. Additionally, accrued interest expense of $45 million and a breakage fee of $14 million was paid for early termination of TopBuild’s debt at the closing of the TopBuild Acquisition.

Preliminary Purchase Price Allocation
The Company applied the acquisition method of accounting in accordance with ASC 805, Business Combinations, and recognized assets acquired and liabilities assumed at their fair values as of the effective date of the TopBuild Acquisition, with the excess purchase consideration recorded to goodwill. Goodwill reflects the assembled workforce of TopBuild as well as operating synergies that are expected to result from the TopBuild Acquisition. All preliminary goodwill is not deductible for tax purposes.
The purchase price allocation is preliminary and subject to change. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities, in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the TopBuild Closing Date becomes available during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur, and the Company will finalize its accounting for the TopBuild Acquisition within one year of the TopBuild Closing Date.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, and a reconciliation to total consideration transferred, net of cash and restricted cash acquired. The allocation of the purchase price is ongoing, and the Company continues to ascertain the reasonableness of the fair value of the assets acquired and liabilities assumed.

(in millions)	Preliminary Purchase Price Allocation
Assets:
Accounts receivable	$984
Inventories	519
Vendor rebates receivable	45
Income tax receivable	34
Prepaid expenses and other current assets	59
Property and equipment	436
Goodwill	8,303
Intangibles	6,648
Operating lease right-of-use assets	284
Other non-current assets	10
Liabilities:
Accounts payable	(480)
Accrued expenses	(507)
Deferred income taxes	(1,618)
Operating lease liabilities	(279)
Finance lease liabilities	(19)
Other long-term liabilities	(64)
Preliminary aggregate acquisition consideration, net of cash and restricted cash acquired	$14,355
The following table presents a summary of intangible assets acquired and the weighted-average useful life of these assets:

(in millions, except weighted-average useful life)	Preliminary Fair Value	Weighted-Average Useful Life in Years
Customer relationships	$6,230	12.3
Trade names	418	5.0
Total intangible assets acquired	$6,648	11.9
The preliminary fair value estimate of the customer relationships intangible asset and trade names intangible asset was determined using the same valuation methodology and similar assumptions as those used in the Beacon Acquisition and Kodiak Acquisition.
During the nine months ended September 30, 2026, the Company incurred transaction costs of approximately $63 million related to the TopBuild Acquisition. These costs were primarily associated with legal and professional services and were recognized in selling, general and administrative expenses on the condensed consolidated statements of operations.
The following table presents TopBuild net sales and earnings as reported within the condensed consolidated statements of operations.

Three and Nine Months Ended September 30, 2026
(in millions)
Net sales	$1,644
Net income	$44

Unaudited Pro Forma Combined Financial Information
The following unaudited pro forma combined financial information presents the combined results of the Company, Kodiak and TopBuild as if the Kodiak Acquisition and TopBuild Acquisition had been completed on January 1, 2025. The unaudited pro forma combined financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the Kodiak Acquisition and TopBuild Acquisition had occurred on January 1, 2025, nor is it indicative of future results.
The following table presents the Company’s pro forma combined net sales and net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net sales	$4,895	$4,740	$13,433	$10,358
Net loss	$(83)	$(153)	$(407)	$(327)
The unaudited pro forma combined financial information includes, where applicable, adjustments for:
(i) Acquisition accounting in accordance with ASC 805;
(ii) Financing transactions directly attributable to the TopBuild Acquisition; and
(iii) Transaction costs incurred by the Company that were directly attributable to the Kodiak Acquisition and TopBuild Acquisition.
These pro forma adjustments are based on available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the Kodiak Acquisition and TopBuild Acquisition on the Company’s historical financial information on a supplemental pro forma basis. Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business.
4. Revenue Recognition
The following table presents the Company’s contract assets and contract liabilities with customers:

	As of
(in millions)	September 30, 2026	December 31, 2025
Contract Assets:
Receivables, unbilled(1)	$106	$—
Contract Liabilities:
Deferred revenue(1)(2)	$81	$20

(1) Contract assets are included within accounts receivable, net on the condensed consolidated balance sheets, and contract liabilities are included within accrued expenses on the condensed consolidated balance sheets.

(2) The Company’s contract liabilities are primarily recognized into revenue in the immediately subsequent reporting period.
The aggregate amount remaining on uncompleted performance obligations was $794 million as of September 30, 2026, with $689 million resulting from the TopBuild Acquisition. The Company expects to satisfy the performance obligations and recognize revenue on substantially all of these uncompleted contracts over the next 18 months.
For certain of the Company’s long-term contracts, a percentage of the total project cost is withheld and not invoiced to the customer and collected until satisfactory completion of the customer’s project, typically within 18 months. This amount is referred to as retainage and is common practice in the construction industry. Retainage receivables are classified as a component of accounts receivable, net on the condensed consolidated balance sheets. As of September 30, 2026, retainage receivables were $74 million, of which $63 million were attributable to the TopBuild Acquisition.

5. Restructuring
Subsequent to the Beacon Acquisition, the Company developed a restructuring plan to streamline and simplify the organization, improve efficiency and reduce costs. As a result of the restructuring plan, the Company recorded restructuring charges comprised of severance and employee-related costs associated with corporate workforce optimization, stock-based compensation charges associated with impacted employees, and lease abandonment costs. These charges are reflected in selling, general and administrative expenses on the condensed consolidated statements of operations. The severance and employee-related costs were recorded in accrued expenses as payroll and employee benefit costs, while the stock-based compensation charge was reflected as an adjustment to common stock and additional paid-in capital on the condensed consolidated balance sheets. The severance and employee-related restructuring charge liability is expected to be substantially paid by December 2026.
The following table presents severance and employee-related costs and lease abandonment costs recognized in selling, general and administrative expenses on the condensed consolidated statements of operations:

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Severance and employee-related costs	$7	$8	$16	$43
Lease abandonment costs	2	—	17	—
Total restructuring charges	$9	$8	$33	$43
During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation charges of $16 million and $17 million, respectively, associated with employees impacted by the Company’s restructuring plan. During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation charges of $2 million and $40 million, respectively, associated with employees impacted by the Company’s restructuring plan.
The following table shows the change in the restructuring charge liability during the nine months ended September 30, 2026:

(in millions)	Severance and Employee-related Costs	Lease Abandonment Costs
Restructuring charge liability as of December 31, 2025	$26	$—
Restructuring charges	16	17
Payments	(33)	(6)
Non-cash settlement	—	(11)
Restructuring charge liability as of September 30, 2026	$9	$—
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
6. Segment Reporting and Geographic Information
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
The Company’s revenues for its single operating segment are primarily derived from the sale of roofing products, insulation products, complementary building products, such as siding, waterproofing and lumber, and installation services. The CODM evaluates performance for the Company’s single operating segment and decides how to allocate resources based on the Company’s consolidated net income that is reported in the condensed consolidated statements of operations as net (loss) income. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. These results are used to assess segment performance and determine the compensation of certain employees.

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
The Company is finalizing its evaluation of its internal management reporting structure as a result of the Kodiak Acquisition and TopBuild Acquisition, including the resulting impact on the identification and reporting of its operating segments. As this evaluation was not complete as of September 30, 2026 due to the timing of the Kodiak Acquisition and TopBuild Acquisition, the operating results of Kodiak from the Kodiak Closing Date through September 30, 2026 and TopBuild from the TopBuild Closing Date through September 30, 2026 were reported within the Company’s existing operating segment. The Company will report financial information based on its new reportable segments and recast prior-period segment information to reflect the revised reporting structure in its Annual Report on Form 10-K for the fiscal year ended December 31, 2026.
The following table presents information regarding the components of revenue, significant segment expenses and consolidated net loss representative of the significant categories regularly provided to the CODM when managing the Company’s one operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net sales:
Roofing products	$1,996	$2,086	$5,260	$3,552
Insulation and services(1)	1,644	—	1,644	—
Complementary building products(2)	1,240	628	2,922	1,054
Software products and services	15	14	45	42
Total net sales	$4,895	$2,728	$9,871	$4,648
Less:
Cost of sales(3)	$3,514	$2,092	$7,278	$3,605
Selling, general and administrative expenses(4)	946	422	2,024	838
Stock-based compensation	79	31	147	116
Other segment items	479	322	827	278
Net loss	$(123)	$(139)	$(405)	$(189)

(1) Includes TopBuild net sales.
(2) Includes Kodiak net sales.
(3) Excludes stock-based compensation expense of $1 million for the three and nine months ended September 30, 2026.
(4) Excludes stock-based compensation expense of $78 million and $146 million for the three and nine months ended September 30, 2026, respectively, and excludes stock-based compensation expense of $31 million and $116 million for the three and nine months ended September 30, 2025, respectively.

Geographic Information
Net sales in the U.S. accounted for approximately 96% and 97% of total net sales for the three and nine months ended September 30, 2026, respectively, and approximately 97% of the Company’s long-lived assets were in the U.S. as of September 30, 2026. Net sales in the U.S. accounted for approximately 97% of total net sales for the three and nine months ended September 30, 2025, and approximately 96% of the Company’s long-lived assets were in the U.S. as of December 31, 2025. The CODM does not review geographic asset information when assessing performance or allocating resources.

7. Equity and Mezzanine Equity
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
Issuance of Convertible Preferred Stock
On June 6, 2024, under the terms of the Investment Agreement, the Company issued 1.0 million shares of Convertible Preferred Stock. The Convertible Preferred Stock has an initial liquidation preference of $1,000 per share, for an aggregate initial liquidation preference of $1.0 billion. The Convertible Preferred Stock is convertible at any time, in whole or in part and from time to time, at the option of the holder thereof into a number of shares of common stock equal to the then-applicable liquidation preference divided by the conversion price, which initially is $4.566 per share of common stock (subject to customary anti-dilution adjustments). Shares of Convertible Preferred Stock are initially convertible into an aggregate of 219.0 million shares of common stock (after giving effect to the 8:1 reverse stock split with respect to the Company’s common stock). The Convertible Preferred Stock is not redeemable or subject to any required offer to purchase.
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
Dividends on the Convertible Preferred Stock are payable quarterly, when, as and if declared by the Company’s board of directors at the rate per annum of 9% per share on the then-applicable liquidation preference (subject to certain exceptions in the event that the Company pays dividends on shares of its common stock). During the three and nine months ended September 30, 2026, the Company paid $22 million and $67 million, respectively, of dividends to holders of Convertible Preferred Stock. Subsequent to the close of the quarter ended September 30, 2026, the Company paid $23 million of quarterly dividends to holders of Convertible Preferred Stock.
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
Dividends
The Mandatory Convertible Preferred Stock will accumulate dividends (which may be paid in cash or, subject to certain limitations, in shares of common stock or in any combination of cash and common stock) at a rate per annum equal to 5.50% on the liquidation preference of $1,000 per share, payable when, as and if declared by the Company’s board of directors (or an authorized committee thereof), on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2025 and ending on, and including, May 15, 2028. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, the Company accrues dividends whether or not they are formally declared by the Company’s board of directors. During the three and nine months ended September 30, 2026, the Company paid $8 million and $24 million, respectively, of dividends to holders of Mandatory Convertible Preferred Stock.
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
Optional Conversion
Other than during the conversion period following a fundamental change (as defined in the Company’s Certificate of Designations relating to the Mandatory Convertible Preferred Stock) at any time prior to May 15, 2028, a holder of Mandatory Convertible Preferred Stock may elect to convert such holder’s shares of Mandatory Convertible Preferred Stock, in whole or in part, at the minimum conversion rate of 49.4740 shares of common stock per share of Mandatory Convertible Preferred Stock (equivalent to 2.4737 shares of common stock per Depositary Share), subject to certain anti-dilution and other adjustments. Because each Depositary Share represents a 1/20th fractional interest in a share of Mandatory Convertible Preferred Stock, a holder of Depositary Shares may convert its Depositary Shares only in lots of 20 Depositary Shares.
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
Voting Rights
Holders of Mandatory Convertible Preferred Stock will not have voting rights, except with respect to issuances of securities senior to the Mandatory Convertible Preferred Stock, amendments to the Company’s Fifth Amended and Restated Certificate of Incorporation that would materially and adversely affect the rights of the holders of Mandatory Convertible Preferred Stock, or in the event of a merger, consolidation, exchange or reclassification involving the Mandatory Convertible Preferred Stock, or non-payment of dividends for six or more quarters, whether or not consecutive.
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
During the three months ended March 31, 2026, the Company incurred costs of $47 million to obtain the Series C Preferred Stock commitment and recognized these costs as a reduction to additional paid-in capital in permanent equity. In connection with the issuance of 200,000 shares of the Company’s Series C Preferred Stock on April 1, 2026, the Company reclassified $32 million of the $47 million of commitment costs from equity to mezzanine equity as an issuance cost of the Series C Preferred Stock. As the Company issued the remaining 100,000 shares of Series C Preferred Stock on July 1, 2026 in connection with the TopBuild Acquisition, the remaining $15 million of commitment costs were reclassified from equity to mezzanine equity during the three months ended September 30, 2026.
Dividends
The holders of the Series C Preferred Stock (each, a “Holder” and collectively, the “Holders”) will be entitled to dividends on the Series C Preferred Stock at a rate of 4.75% per annum. The Holders will be entitled to participate in dividends declared or paid in cash on the common stock on an as-converted basis; provided that any such dividends on the common stock on an as-converted basis received by Holders will reduce, on a dollar-for-dollar basis, the dividends such Holders are entitled to receive on the Series C Preferred Stock. Dividends on the Series C Preferred Stock will be payable on a quarterly basis in cash and/or by delivery of shares of registered (or freely tradeable) common stock, in each case at the sole discretion of the Company. Any dividends not declared and paid in cash or shares of common stock on any dividend payment date will accrue and be compounded quarterly in arrears on the then Stated Value of such shares of Series C Preferred Stock on such dividend payment date. During the three and nine months ended September 30, 2026, the Company paid $36 million and $59 million of dividends to holders of Series C Preferred Stock, respectively.
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
Common Share Repurchase Program
Subsequent to the close of the quarter ended September 30, 2026, the Company’s board of directors authorized a common share repurchase program of $500 million with no expiration date. The authorization to repurchase common shares will be used at the Company’s discretion, and the amount and timing of common share repurchases under the authorization will be subject to various factors. The program does not obligate the Company to repurchase any shares and may be suspended or discontinued at any time.

8. Earnings (Loss) Per Common Share
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
The following table presents the components and calculations of basic and diluted net income (loss) per common share attributable to common stockholders:

(in millions, except per share amounts; certain amounts may not recalculate due to rounding)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted earnings (loss) per common share computation:
Net loss	$(123)	$(139)	$(405)	$(189)
Less: Convertible Preferred Stock dividend	(22)	(22)	(67)	(67)
Less: Mandatory Convertible Preferred Stock dividend	(8)	(8)	(24)	(11)
Less: Series C Preferred Stock dividend	(36)	—	(59)	—
Less: Undistributed earnings allocated to participating securities	—	—	—	—
Loss attributable to common shareholders	$(189)	$(169)	$(555)	$(267)

Weighted-average common shares	1,038.7	673.3	823.3	536.1
Weighted-average Pre-Funded Warrants	42.0	42.0	42.0	42.0
Total weighted-average common shares outstanding	1,080.7	715.3	865.3	578.1

Basic and diluted loss per common share	$(0.17)	$(0.24)	$(0.64)	$(0.46)
The following table includes the number of shares that may be dilutive common shares in the future. These shares were not included in the computation of diluted net income (loss) per common share because the effect was either anti-dilutive or the requisite performance conditions were not met:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Convertible Preferred Stock	219.0	219.0	219.0	219.0
Mandatory Convertible Preferred Stock	34.8	28.4	31.4	33.8
Series C Preferred Stock	129.0	—	129.0	—
Warrants	219.0	219.0	219.0	219.0
Stock-based awards	33.4	29.4	33.4	29.4
Total potential dilutive securities not included in diluted loss per common share	635.2	495.8	631.8	501.2

9. Stock-based Compensation
At the special meeting of the Company’s stockholders on May 30, 2024, the stockholders approved the QXO, Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”). The 2024 Plan provides for the grant of options intended to qualify as incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), RSAs, RSUs, PRSUs, cash incentive awards, deferred share units and other equity-based and equity-related awards, as well as cash-based awards.
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
As part of the TopBuild Acquisition, the Company assumed the remaining shares authorized and available for future issuance under the TopBuild Corp. Amended and Restated 2015 Long Term Stock Incentive Plan, as amended April 28, 2025 (“2025 LTIP”) into the 2024 Plan as of the TopBuild Closing Date (the “Converted TopBuild Stock Plan”), which was adjusted based on the equity award exchange ratio discussed below and subject to certain regulatory limits. As a result, 34.6 million additional shares were added to the 2024 Plan’s Plan Share Limit as of the TopBuild Closing Date and may only be used to grant equity awards to employees who were former TopBuild employees on the TopBuild Closing Date or QXO employees hired after the TopBuild Closing Date. A portion of the additional shares were used to grant the Converted TopBuild RSUs (defined and further discussed below) and facilitate the conversion of outstanding TopBuild stock option awards to QXO shares.
As of September 30, 2026, there were 82.4 million additional shares of the Company’s common stock reserved for future issuance under the 2024 Plan.
Converted Equity Awards
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
Employee-held outstanding Beacon RSUs were converted into corresponding QXO RSUs, subject to the same service-based vesting terms as immediately prior to the Beacon Acquisition. All RSUs held by a non-employee member of the board of directors of Beacon, whether vested or unvested, were accelerated in full and cancelled in exchange for a cash payment equal to the product of (i) the Beacon Merger Consideration and (ii) the number of Beacon shares underlying such RSUs. Each outstanding Beacon PRSU was also converted into QXO RSUs, with the performance-based vesting condition deemed satisfied at target and the resulting award subject solely to time-based vesting (collectively, the “Converted Beacon RSUs”). All outstanding stock option awards were converted into corresponding QXO NSOs (the “Converted Beacon NSOs”). The exercise price of Converted Beacon NSOs was adjusted using the equity award exchange ratio such that the award holders maintained the same economic benefit as of the Beacon Closing Date.
The total fair value of the Converted Beacon RSUs and Converted Beacon NSOs was $177 million as of the Beacon Closing Date, of which $88 million was related to pre-combination expense and was included as a component of purchase price. The remaining fair value of $89 million relates to post-combination expense. As of September 30, 2026, the future unrecognized stock-based compensation expense related to the outstanding Converted Beacon RSUs was $10 million, which will be recognized over a weighted-average remaining service period of 1.0 year. As of September 30, 2026, the future unrecognized stock-based compensation expense related to the outstanding Converted Beacon NSOs was nominal and will be recognized over a weighted-average remaining service period of 0.4 years.
TopBuild Equity Awards
On the TopBuild Closing Date, the Company converted outstanding TopBuild stock-based incentive awards issued to TopBuild employees under the 2025 LTIP, at an exchange ratio of 20.200 in accordance with the terms of the TopBuild Merger Agreement.
Outstanding TopBuild RSUs were converted into corresponding QXO RSUs, subject to the same service-based vesting terms as immediately prior to the TopBuild Acquisition. Each outstanding TopBuild PRSU was also converted into QXO RSUs (collectively, the “Converted TopBuild RSUs”), with the performance-based vesting condition deemed satisfied at target and the resulting award subject solely to time-based vesting. Outstanding RSAs held by a non-employee member of the board of directors of TopBuild, whether vested or unvested, were canceled and the award holders received an amount equal to the product of the TopBuild Per Share Merger Consideration (as defined in the TopBuild Merger Agreement) and the number of TopBuild shares underlying such RSAs. All outstanding TopBuild stock option awards were canceled and converted into the right to receive QXO shares equal to the number of TopBuild shares underlying each option, multiplied by the quotient obtained by dividing (a) the excess, if any, of (i) $505.00 minus (ii) the applicable exercise price of each TopBuild option by (b) $25.00. The Company issued 2.3 million time-based RSUs in connection with the closing of the TopBuild Acquisition.
The total fair value of the Converted TopBuild RSUs and TopBuild stock option awards was $48 million as of the TopBuild Closing Date, of which $17 million was related to pre-combination expense and was included as a component of purchase price. The remaining fair value of $31 million relates to post-combination expense. As of September 30, 2026, the future unrecognized stock-based compensation expense related to the outstanding Converted TopBuild RSUs was $12 million, which will be recognized over a weighted-average remaining service period of 1.6 years. Of the total aggregate fair value, $8 million related to vested TopBuild stock option awards that were allocated entirely to pre-combination expense.
Converted Beacon NSOs
Converted Beacon NSOs generally expire 10 years after the grant date and, except under certain conditions, the options are subject to continued employment and vest in three annual installments over the three-year period following the grant date. In connection with the Beacon Acquisition, the Company issued 5.1 million of Converted Beacon NSOs with a weighted-average exercise price of $5.04. There were 1.3 million Converted Beacon NSOs outstanding at the beginning of the period, and 0.5 million were exercised during the period at a weighted-average exercise price of $4.60. There was no other activity related to Converted Beacon NSOs during the three and nine months ended September 30, 2026.
RSUs
The Company grants RSUs which vest subject to the employee’s continued employment with the Company through the applicable vesting date.
The following table summarizes the activity related to the Company’s RSUs for the nine months ended September 30, 2026:

(in millions, except for weighted-average grant date fair value)	Number of RSUs	Weighted-Average Grant Date Fair Value
Balance at beginning of period	16.1	$12.69
Granted	9.8	$17.00
Converted TopBuild RSUs	2.3	$17.28
Vested	(5.6)	$16.22
Forfeited	(2.0)	$14.83
Balance at end of period	20.6	$14.09
The following table summarizes additional information regarding RSUs:

	Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025
Weighted-average fair value per share of RSUs granted and converted	$17.05	$13.80
Total grant date fair value of RSUs vested	$91	$62
Total intrinsic value of RSUs released	$101	$78
As of September 30, 2026, total unrecognized stock-based compensation expense related to unvested RSUs was $209 million and is expected to be recognized over a weighted-average period of 2.0 years.

PRSUs
The Company grants PRSUs which include a service-based vesting condition and a market condition or performance condition for exercisability. The service condition is subject to the employee’s continued employment with the Company through the applicable vesting date. The vesting of certain PRSUs is also subject to achievement of performance goals relating to the Company’s total stock return compared to the total stock return ranking of each company that is in the S&P 500 index. The performance goals for these market-based PRSUs will be measured over cumulative performance periods ending on December 31, 2028, July 15, 2030 and December 31, 2030, and the performance goals for the remainder of the PRSUs will be measured based on designated performance periods that occur within such cumulative period.
The following table summarizes the market-based conditions:

Percentile Position vs. S&P 500 Index Companies	Units Earned as a Percentage of Target
Below 55th Percentile	—%
55th Percentile	100%
65th Percentile	150%
75th Percentile	175%
80th Percentile	200%
90th Percentile	225%
The following table summarizes the activity related to the Company’s PRSUs for the nine months ended September 30, 2026:

(in millions, except for weighted-average grant date fair value)	Number of PRSUs	Weighted-Average Grant Date Fair Value
Balance at beginning of period	8.8	$20.17
Granted	4.4	$14.11
Added by performance factor(1)	1.4	$15.66
Vested(1)	(2.4)	$15.87
Forfeited	(0.2)	$18.45
Balance at end of period	12.0	$18.36

(1) Includes PRSUs that vested above target based on achievement of applicable performance goals.
The following table summarizes additional information regarding PRSUs:

	Nine Months Ended September 30,
(in millions, except per share amounts)	2026	2025
Weighted-average fair value per share of PRSUs granted	$14.11	$18.66
Total grant date fair value of PRSUs vested	$38	$—
Total intrinsic value of PRSUs released	$61	$—
As of September 30, 2026, total unrecognized stock-based compensation expense related to unvested PRSUs was $120 million and is expected to be recognized over a weighted-average period of 1.6 years.
The fair value of PRSUs with a market condition is determined on the date of grant using a Monte Carlo model to simulate total stockholder return for the Company and peer companies. The following weighted-average assumptions were used in the Monte Carlo model in determining the fair value of PRSUs granted during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Performance period	4.11 years	3.66 years
Risk-free interest rate	4.4%	3.8%
Expected volatility	41.4%	42.3%
Dividend yield	—%	—%

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
Stock-Based Compensation Expense
Stock-based compensation expense is included within cost of sales and selling, general and administrative expenses in the condensed consolidated statements of operations. The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
NSOs	$—	$—	$—	$8
RSUs	54	18	102	69
PRSUs	25	13	45	39
Total stock-based compensation expense	$79	$31	$147	$116
10. Debt
The following table summarizes all outstanding debt:

	As of
	September 30, 2026			December 31, 2025
(in millions)	Principal Balance	Carrying Value	Fair Value	Principal Balance	Carrying Value	Fair Value
Long-term Debt, net
Term loan facility:
2032 Term Loan Facility(1)	$850	$830	$842	$850	$828	$852
2033 Term Loan Facility(2)	3,000	2,949	2,966	—	—	—
Current portion	(30)	(30)	(30)	—	—	—
Long-term borrowings under term loan facility	3,820	3,749	3,778	850	828	852
Senior Notes:
2031 Senior Notes(3)	1,500	1,484	1,457	—	—	—
2032 Senior Secured Notes(4)	2,250	2,232	2,222	2,250	2,229	2,357
2034 Senior Notes(5)	1,500	1,483	1,438	—	—	—
Long-term borrowings under senior notes	5,250	5,199	5,117	2,250	2,229	2,357
Long-term debt, net	$9,070	$8,948	$8,895	$3,100	$3,057	$3,209

(1) Interest rate of 5.90% and 5.72% as of September 30, 2026 and December 31, 2025, respectively.
(2) Interest rate of 5.90% as of September 30, 2026.
(3) Interest rate of 6.50% as of September 30, 2026.
(4) Interest rate of 6.75% for all periods presented.
(5) Interest rate of 6.875% as of September 30, 2026.
As of September 30, 2026, all outstanding debt was classified as Level 2 in the fair value hierarchy. The fair values of QXO Building Products’ 2031 Notes, 2032 Notes, 2034 Notes, 2032 Term Loan Facility, and 2033 Term Loan Facility were based upon recent trading prices.

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
The 2032 Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the 2032 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The 2032 Indenture also provides for customary events of default. As of September 30, 2026, the Issuer and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $22 million related to the 2032 Notes were capitalized and are being amortized over the term of the financing arrangement. As of September 30, 2026, there were $18 million of unamortized debt issuance costs related to the 2032 Notes.
Senior Notes
2031 Notes and 2034 Notes
On June 17, 2026, the Issuer completed the issuance and sale of $1.5 billion in aggregate principal amount of 6.500% Senior Notes due 2031 (the “2031 Notes”) and $1.5 billion in aggregate principal amount of 6.875% Senior Notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “Notes”). The Notes were issued pursuant to an Indenture, dated as of June 17, 2026 (the “Indenture”), among the Issuer, the subsidiary guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee. At the closing of the offering, the gross proceeds were placed into a segregated escrow account (the “Escrow Account”) and released in connection with the consummation of the TopBuild Acquisition. The Notes were secured by a first-priority lien on the escrowed property and the Escrow Account pending the consummation of the TopBuild Acquisition. Upon consummation of the TopBuild Acquisition on July 1, 2026 (the “Escrow Release Date”), the Notes are fully and unconditionally guaranteed by each of the Issuer’s wholly-owned domestic restricted subsidiaries that guarantees the 2032 Term Loan Facility (as defined below) and 2032 Notes, and from and after the Escrow Release Date, the Notes and related guarantees are unsecured obligations of the Issuer and the subsidiary guarantors. The 2031 Notes will mature on July 15, 2031 and the 2034 Notes will mature on July 15, 2034. Interest on the 2031 Notes accrues at 6.500% per annum and interest on the 2034 Notes accrues at 6.875% per annum, in each case payable semi-annually, in arrears, on January 15 and July 15 of each year, beginning January 15, 2027. Proceeds from the Notes were used to fund a portion of the TopBuild Acquisition and related transaction expenses.
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
The Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control and ratings events, the Issuer must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default. As of September 30, 2026, the Issuer and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $34 million related to the Notes were capitalized and are being amortized over the term of the respective financing arrangements. As of September 30, 2026, unpaid debt issuance costs related to the Notes totaled $2 million.
As of September 30, 2026, there were $16 million of unamortized debt issuance costs related to the 2031 Notes and $17 million of unamortized debt issuance costs related to the 2034 Notes.
Term Loan Facility
2032 Term Loan Facility
On April 29, 2025, Beacon Merger Sub, as initial borrower, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with Queen HoldCo, LLC (“Holdings”), the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, which provides for senior secured financing consisting of a term loan facility (the “2032 Term Loan Facility”) in an aggregate principal amount of $2.25 billion. Upon the consummation of the Beacon Acquisition, QXO Building Products entered into a joinder to the Term Loan Credit Agreement as the surviving borrower (the “Borrower”). The 2032 Term Loan Facility matures on April 30, 2032. Proceeds from the 2032 Term Loan Facility were used to partially fund the Beacon Acquisition and related transaction expenses.
Borrowings under the 2032 Term Loan Facility bear interest at variable rates based on Term SOFR or a base rate, in each case plus an applicable margin. The 2032 Term Loan Facility requires scheduled quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the 2032 Term Loan Facility, with the remaining balance due at maturity. The 2032 Term Loan Facility also requires the Borrower to make certain mandatory prepayments. The Borrower can make voluntary prepayments at any time without penalty, except in connection with a repricing event in respect of the 2032 Term Loan Facility, subject to customary breakage costs.
The 2032 Term Loan Facility is unconditionally guaranteed by Holdings on a limited‑recourse basis and secured by a first-priority lien on the equity interests of the Borrower held by Holdings. The 2032 Term Loan Facility is also guaranteed by each subsidiary guarantor and secured by a first-priority lien with respect to the 2032 Notes Priority Collateral and a second-priority lien with respect to the ABL Priority Collateral. The 2032 Term Loan Facility is secured on a ratable basis with the 2032 Notes with respect to the 2032 Notes Priority Collateral and the ABL Priority Collateral.
The Term Loan Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The Term Loan Credit Agreement contains certain customary events of default, including relating to a change of control. As of September 30, 2026, the Borrower and its restricted subsidiaries were in compliance with these covenants.
The principal amount of borrowing under the 2032 Term Loan Facility was reduced by an original issue discount (“OID”) of 1%. OID costs of $22 million and debt issuance costs of $51 million related to the 2032 Term Loan Facility were capitalized and are being amortized over the term of the financing arrangement.
On May 29, 2025, the Borrower made a voluntary principal prepayment of $1.40 billion under the 2032 Term Loan Facility. As a result, the Borrower was relieved of its obligation to make quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the 2032 Term Loan Facility. Additionally, as a result of the principal prepayment, the Borrower recognized a loss on debt extinguishment of $46 million during the three months ended June 30, 2025, which is comprised of $14 million of unamortized OID costs and $32 million of unamortized debt issuance costs related to the 2032 Term Loan Facility.
On November 5, 2025, the Borrower amended the Term Loan Credit Agreement in order to refinance the 2032 Term Loan Facility. The amendment reduced the applicable margin for borrowings under the 2032 Term Loan Facility from 3.00% to 2.00% for Term SOFR borrowings and from 2.00% to 1.00% for base rate borrowings (the “2032 Term Loan Refinancing”). As a result of the 2032 Term Loan Refinancing, the Borrower recognized a loss on debt extinguishment of $4 million during the three months ended September 30, 2025, which is comprised of $1 million of unamortized OID costs, $2 million of unamortized debt issuance costs, and $1 million of third-party fees associated with the modification of the 2032 Term Loan Facility. Additionally, new debt issuance costs of a de minimis amount were capitalized and are being amortized over the term of the financing arrangement.
The loss on debt extinguishment resulting from the principal prepayment and the subsequent 2032 Term Loan Refinancing was separately recognized on the consolidated statements of operations for the year ended December 31, 2025.

As of September 30, 2026, there were $6 million of unamortized OID costs related to the 2032 Term Loan Facility and $14 million of unamortized debt issuance costs related to the 2032 Term Loan Facility.
2033 Term Loan Facility
On July 1, 2026, in connection with the closing of the TopBuild Acquisition, the Borrower incurred an incremental term loan facility (the “2033 Term Loan Facility”) under the Term Loan Credit Agreement in an aggregate principal amount of $3.0 billion. The 2033 Term Loan Facility will mature on July 1, 2033. Borrowings under the 2033 Term Loan Facility bear interest at variable rates based on Term SOFR or a base rate, in each case plus an applicable margin. The 2033 Term Loan Facility requires scheduled quarterly amortization payments commencing on December 31, 2026, in an annual amount equal to 1.0% of the original principal amount of the term loans borrowed on the effective time of the TopBuild Acquisition, with the balance to be paid at maturity. The Borrower can make voluntary prepayments at any time without penalty, except in connection with a repricing event in respect of the 2033 Term Loan Facility, subject to customary breakage costs. Any refinancing through the issuance of certain debt or any repricing amendment, in either case, that constitutes a “repricing event” applicable to the term loans issued under the 2033 Term Loan Facility resulting in a lower yield occurring at any time during the first six months after the closing date of the 2033 Term Loan Facility will be accompanied by a 1.00% prepayment premium or fee, as applicable.
The principal amount of borrowing under the 2033 Term Loan Facility was reduced by an original issue discount (“OID”) of 0.25%. OID costs of $7 million and debt issuance costs of $45 million related to the 2033 Term Loan Facility were capitalized and are being amortized over the term of the financing arrangement. As of September 30, 2026, unpaid debt issuance costs related to the 2033 Term Loan Facility totaled $1 million.
As of September 30, 2026, there were $7 million of unamortized OID costs related to the 2033 Term Loan Facility and $44 million of unamortized debt issuance costs related to the 2033 Term Loan Facility.
In connection with the closing of the TopBuild Acquisition, the Company paid a commitment fee of $15 million related to an unused bridge loan facility, which was recognized in interest expense, net on the condensed consolidated financial statements during the three months ended September 30, 2026 and is included in payment of debt issuance costs and other financing fees as a financing cash outflow on the condensed consolidated statements of cash flows.
ABL Credit Agreement
On April 29, 2025, Beacon Merger Sub, as initial borrower, entered into the Asset-Based Revolving Credit Agreement (the “ABL Credit Agreement”), with Holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, which provides for an asset-based revolving credit facility (the “ABL Facility”), with an aggregate borrowing availability equal to the lesser of $2.0 billion, and the borrowing base. Upon the consummation of the Beacon Acquisition, the Borrower entered into a joinder to the ABL Credit Agreement as the surviving borrower. The ABL Facility matures on April 29, 2030. Based on the Borrower’s borrowing base as of September 30, 2026, the Borrower had $1.87 billion borrowing capacity under the ABL Facility.
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

The ABL Facility requires that the Borrower, commencing on or after the last day of the first full fiscal quarter ending after the closing date of the ABL Facility, maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time that availability is less than the greater of (x) $120 million and (y) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time. As of September 30, 2026, the Borrower and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $19 million related to the ABL Facility were capitalized and are being amortized ratably over the term of the financing arrangement. The debt issuance costs related to the ABL Facility are presented as an asset, included in other assets, net on the condensed consolidated balance sheets. As of September 30, 2026, there were $13 million of unamortized debt issuance costs related to the ABL Facility.
As of September 30, 2026, the Borrower and its restricted subsidiaries had $129 million in outstanding standby letters of credit issued under the ABL Facility.
Other Information
The following table presents annual principal payments for all financing arrangements outstanding as of September 30, 2026:

(in millions)
Year Ending December 31,	Term Loans	Senior Notes	Total
2026 (October - December)	$8	$—	$8
2027	30	—	30
2028	30	—	30
2029	30	—	30
2030	30	—	30
Thereafter	3,722	5,250	8,972
Total debt	3,850	5,250	9,100
Unamortized debt issuance costs	(71)	(51)	(122)
Total debt, net	$3,779	$5,199	$8,978
Under the terms of the ABL Facility, 2032 Term Loan Facility, 2033 Term Loan Facility, 2031 Notes, 2032 Notes, and 2034 Notes, QXO Building Products is limited in making certain restricted payments, including dividends on its common stock. Based on the provisions in the respective debt agreements and given the Company’s intention to not pay common stock dividends in the foreseeable future, the Company does not believe that the restrictions are significant.

11. Leases
The Company primarily operates in leased branch facilities and corporate offices, which are accounted for as operating leases. The real estate leases expire between 2026 and 2040. The Company also leases equipment, such as trucks and forklifts. Equipment leases are accounted for as either operating or finance leases. The equipment leases expire between 2026 and 2033.
The following table presents components of lease costs recognized in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Operating lease costs	$83	$42	$180	$71
Finance lease costs:
Amortization of right-of-use assets	16	12	43	20
Interest on lease obligations	4	3	10	5
Variable lease costs	10	5	22	8
Short-term lease costs, net	10	—	10	—
Total lease costs, net	$123	$62	$265	$104
The following table presents supplemental cash flow information related to the Company’s leases:

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash paid for amounts included in measurement of lease obligations:
Operating cash outflows from operating leases	$169	$67
Operating cash outflows from finance leases	$9	$5
Financing cash outflows from finance leases	$41	$18
Right-of-use assets obtained in exchange for new finance lease liabilities	$16	$22
Right-of-use assets obtained in exchange for new operating lease liabilities	$122	$21
As of September 30, 2026, the Company’s operating leases had a weighted-average remaining lease term of 5.7 years and a weighted-average discount rate of 6.14%, and the Company’s finance leases had a weighted-average remaining lease term of 3.7 years and a weighted-average discount rate of 6.38%.
The following table summarizes future lease payments for each of the next five years ending December 31 and thereafter:

(in millions)	Operating Leases	Finance Leases
2026 (October - December)	$63	$21
2027	295	67
2028	249	53
2029	203	38
2030	160	24
Thereafter	350	12
Total future lease payments	1,320	215
Imputed interest	(213)	(23)
Total lease liabilities	$1,107	$192

12. Commitments and Contingencies
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
13. Income Taxes
The Company’s interim provision for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rate for the nine months ended September 30, 2026, excluding discrete items, was 18.2%, compared to 14.1% for the nine months ended September 30, 2025. The Company’s effective tax rate for the nine months ended September 30, 2026 was based on the U.S. federal statutory tax rate of 21% and state jurisdictional income tax rates, adjusted for permanent items including compensation above $1 million, inclusive of equity awards, paid to covered employees under Internal Revenue Code Section 162(m), and non-deductible transaction costs due to the Kodiak Acquisition and TopBuild Acquisition, coupled with the pre-tax loss during the nine months ended September 30, 2026.
As a result of the Kodiak Acquisition, the Company recorded net deferred tax liabilities of $155 million, consisting of $166 million of intangible assets and $37 million of fixed assets, partially offset by $48 million of net operating losses, 163(j) carryforwards, and other deferred tax assets.
As a result of the TopBuild Acquisition, the Company recorded net deferred tax liabilities of $1.62 billion, consisting of $1.60 billion of intangible assets and $84 million of fixed assets, partially offset by $62 million of net operating losses, 163(j) carryforwards, and other deferred tax assets.

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
Overview
QXO, Inc. (“QXO,” the “Company” or “we”) is a leading distributor and installer of building products in North America. Prior to the Beacon Acquisition (as defined below), QXO was primarily a technology solutions and professional services company, providing critical software applications, consulting and other professional services.
Our acquisitions of Beacon, Kodiak and TopBuild have expanded our scale, product and service offerings, geographic reach and customer base. In North America, we are the largest distributor and installer of insulation, the second-largest distributor of roofing products, the second-largest publicly traded distributor of lumber and building materials, and the largest distributor of waterproofing products.
Our 28,000 employees serve approximately 194,000 customers, through a network of 1,150 branches in all 50 states throughout the United States (the “U.S.”) and seven provinces in Canada, including residential, commercial, and industrial general contractors, subcontractors of all types including roofing, insulation, and framing, as well as local, regional, and production homebuilders.
Our Strategy
We plan to become the tech-enabled leader in the $800 billion building products distribution and installation industry and are targeting $50 billion in annual revenues within the next decade through accretive acquisitions, including tuck-in acquisitions with the potential for significant bottom-line contributions, and organic growth initiatives. Our growth initiatives are focused on pricing and procurement, cross-selling, private label expansion, branch operations and technology and digital capabilities.
We believe stronger pricing, increased cross-selling, greater customer engagement and improved service execution are driving accelerating sales trends and profitable market share gains. Our organic daily revenue trends have improved for the second consecutive quarter. Our goal is to grow Adjusted EBITDA (as defined below) to $4 billion by 2030, before additional acquisitions, reflecting market growth, share gains, productivity improvements and synergies as we integrate Kodiak and TopBuild. In addition, we believe there will continue to be opportunities to purchase small businesses on accretive terms. Between now and 2030, acquisitions that we can fund with our internally generated cash flow could contribute up to approximately $1.5 billion of additional Adjusted EBITDA, taking the total Adjusted EBITDA opportunity to approximately $5.5 billion by 2030. Our operations are highly cash-generative, with no significant debt maturities prior to 2031, a capital structure with limited financial maintenance covenants and over $2 billion of available liquidity, and more than half of our debt is fixed rate. We have substantial flexibility to invest in organic growth and pursue attractive acquisitions.
Pricing and Procurement. Our pricing to customers is a major lever for us. We are strengthening pricing discipline through enhanced tools, management oversight and incentives, including tighter controls over excessive price overrides. Our goal is to price intelligently and consistently, in a way that is fair to our customers and to QXO. We believe improved pricing realization is supported by broader product offerings, greater product availability, faster and better customer service and more reliable deliveries, while more consistent pricing practices help us achieve appropriate returns. We generated significant improvements in year-over-year pricing in the third quarter despite the current soft environment. Further opportunities include improving commercial-deal pricing, updating customer-specific prices and linking quoting decisions more closely to customer profitability. We are also extending sophisticated pricing analytics into the acquired businesses.
Procurement is another major lever for us. Across Beacon, Kodiak and TopBuild, our current purchasing represents approximately $12 billion of spend, including approximately $11 billion in direct products and materials and more than $1.1 billion in indirect goods and services. We have largely centralized procurement and established centralized category leadership, and are bringing that purchasing scale together across the businesses. We have approximately $7.6 billion of spend with suppliers serving at least two of our three acquired businesses, including over 1,000 direct suppliers and approximately 200 indirect suppliers. Within that overlap, approximately $5.1 billion is with suppliers serving all three acquired businesses. These existing relationships create opportunities to align pricing, rebates and contract terms and negotiate using our combined purchasing volume. We are pursuing purchasing efficiencies by consolidating our supplier base around strategic partners that provide value to our customers and support our growth, as well as through coordinated negotiations, stronger rebate capture and wider adoption of common purchasing agreements. Our goal is to reward strategic supplier partners with more of our purchases, allowing them to rapidly grow with us and helping us improve cost, product availability and service, increasing the value we can add to customers. We have already realized procurement synergies across a number of indirect categories, including fleet, technology and waste disposal. Internal sourcing is also creating value by enabling our businesses to purchase products from one another, reducing reliance on third-party suppliers and retaining more margin within the Company.
Cross-selling. Cross-selling is a key focus as we continue to integrate the three companies we acquired. We have approximately 194,000 unique customers, and almost none of them buy our full product offering. We already have relationships with these customers and, in many cases, we are already on their job sites. We have an opportunity to earn a much larger share of their business and create substantial organic growth. Our objective is to reduce customers’ total construction costs while increasing our share of their spending. A production homebuilder, custom builder or general contractor purchasing multiple categories of building materials has a compelling reason to consolidate suppliers and reduce complexity. By combining traditional building supplies with engineered components, including trusses and wall panels, installation services and field management capabilities, we are able to help customers address labor shortages, simplify procurement, improve project coordination and reduce delays. In addition, our relationships with production homebuilders, supported by our truss and wall panel capabilities, provide opportunities to expand sales across our product and service offerings. This integrated offering helps customers complete projects faster and at lower cost while driving growth. Coordinating crews and services can eliminate duplicate trips, reduce material handling, improve scheduling and shorten construction cycles, such as by combining garage door and interior trim installation visits or using an employee already on site to complete work that would otherwise require more personnel.
We are also pursuing opportunities to expand cross-selling to commercial and industrial customers and to reactivate acquired dormant customer accounts through superior service reliability and product availability. Our insulation business posted accelerating top-line trends in the third quarter of 2026. Across the businesses we acquired, there is a significant base of dormant customers with substantial aggregate purchasing power, including a number of large customers who together used to do nearly half a billion dollars of business with us. Our improvements in product availability, on-time and in-full delivery, and invoice accuracy give us a stronger value proposition with these customers.
Private Label Expansion. We are expanding our private label offerings, which provide a high-quality and superior-value alternative for our customers while delivering higher margins and brand exclusivity in the marketplace. Private label’s gross margin is substantially higher than the margin on similar branded products. Trailing 12-month TRI-BUILT sales were $943 million, all at legacy Beacon, and our target is to grow TRI-BUILT to more than $2 billion in sales over the next three years. Our initiatives to expand TRI-BUILT sales include developing additional product categories, increasing penetration in low-slope roofing, strengthening sales incentives and introducing private label products across the legacy Kodiak and TopBuild businesses.
Branch Operations. We are deploying experienced operators to low-performing branches, focusing on increased customer contact, disciplined pricing, appropriate staffing and agile inventory management. These address the fundamentals that determine whether a branch serves customers well and earns an appropriate return. Legacy TopBuild has used this special operations approach effectively in its lower-performing locations, and we are transplanting that process to other parts of QXO. One of the benefits of owning these businesses together is the ability to take a proven operating practice and apply it more broadly. The TopBuild Acquisition gave us additional commercial exposure, including data centers, and a presence at approximately 22,000 job sites daily. This creates substantial opportunities to deepen customer relationships, cross-sell products and services and capture a greater share of construction spending. We are applying best-in-class operating practices across the combined Company and establishing common operating metrics to identify opportunities for greater efficiency across our branch network. Gross margin on our roofing and waterproofing products increased year over year in the third quarter of 2026. Within our installation operations, we are supplementing our highly experienced installers’ technical expertise, including their ability to complete a job efficiently and pass inspection, with enhanced sales management, training for new hires and technology to increase productivity and enable employees to devote more time to their core responsibilities.
Technology and Digital Capabilities. We have made meaningful investments in our technology and digital capabilities to transform all aspects of our business, from providing a world-class customer experience to revolutionizing the way we do business. We believe technology will help us accelerate many of these improvements in the coming months.
We are connecting a new enterprise resource planning system, a proprietary point-of-sale system, an upgraded customer relationship management platform with advanced artificial intelligence (“AI”) capabilities, and a warehouse management system. We are also integrating capabilities for pricing, procurement, fleet management, e-commerce, human resources, and internal communications. Our goal is for employees to get their work done in one connected, AI-enabled environment, reducing time spent entering information into different systems or tracking down information that should be readily available, and giving our people more time to serve customers and manage the business. We are testing the system in a number of locations in real operating conditions, training employees and identifying improvements in preparation to rapidly expand the rollout. We expect these new platforms to support the vast majority of revenue across the three acquired businesses by the end of 2027. These investments are intended to reduce manual processes and duplicate data entry, accelerate quoting, provide real-time inventory and order visibility, and automate warehouse activities, including inventory scanning, slotting and picking.

We also expect improvements in routing, load planning, and replenishment to reduce transportation costs and working capital requirements while maintaining customer fulfillment. We are also improving our e-commerce capabilities so customers can check inventory, get accurate quotes, place orders and track deliveries online. The goal is to make it easier and faster for customers to do business with QXO, while making us a more valuable partner and earning a greater share of their spending.
Some basic improvements are already in use; for example, salespeople can dictate their customer relationship management notes instead of typing them. We are identifying repetitive tasks across the Company that AI can help employees complete faster, freeing more time for customer service and selling. More broadly, we see the potential to significantly boost productivity in a number of workflows. Our customer relationship management platform will support AI-enabled customer engagement, helping salespeople identify where to focus their attention across our approximately 194,000 customers, including cross-selling and reactivating dormant accounts.
Acquisitions
Acquisition of Beacon
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
Acquisition of Kodiak
On April 1, 2026 (the “Kodiak Closing Date”), pursuant to the terms of the Agreement and Plan of Merger, dated as of February 10, 2026 (the “Kodiak Merger Agreement”), by and among QXO, Kodiak Building Partners, Inc., a Delaware corporation (“Kodiak”), Juno Merger Sub, Inc., a wholly-owned subsidiary of QXO (“Kodiak Merger Sub”), and CSC Shareholder Services LLC, in its capacity as shareholder representative, Kodiak Merger Sub merged with and into Kodiak (the “Kodiak Acquisition”), with Kodiak surviving as an indirect, wholly-owned subsidiary of QXO. The Company completed its acquisition of Kodiak for a net purchase price of $2.23 billion.
In connection with the closing of the Kodiak Acquisition, pursuant to the terms of the Investment Agreement, dated as of January 5, 2026 (as amended, the “Series C Investment Agreement”), among QXO, AP Quince Holdings, L.P., a fund managed by affiliates of Apollo Global Management, Inc., and the other investors party thereto (collectively, the “Series C Investors”), the Company issued 200,000 shares of Series C Preferred Stock (as defined below) to the Series C Investors for $2.0 billion in gross proceeds, which was used to fund a portion of the Kodiak Acquisition. The remaining purchase price was financed through the issuance of 13.3 million shares of QXO common stock to Kodiak equity holders.
Acquisition of TopBuild
On July 1, 2026 (the “TopBuild Closing Date”), pursuant to the terms of the Agreement and Plan of Merger, dated as of April 18, 2026 (the “TopBuild Merger Agreement”), by and among QXO, TopBuild Corp. (“TopBuild”), Titanium MergerCo, Inc., a Delaware corporation and wholly-owned subsidiary of QXO (“Titanium Merger Sub”), and Titanium MergerCo 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of QXO (“Forward Merger Sub”), Titanium Merger Sub merged with and into TopBuild (the “Titanium Merger”), with TopBuild surviving the Titanium Merger as a wholly-owned subsidiary of QXO and immediately thereafter, TopBuild merged with and into Forward Merger Sub (the “Forward Merger” and, together with the Titanium Merger, the “TopBuild Acquisition”), with Forward Merger Sub surviving the Forward Merger as a wholly-owned subsidiary of QXO. The Company completed its acquisition of TopBuild for a net purchase price of $14.36 billion.
In connection with the closing of the TopBuild Acquisition, QXO issued 311.6 million shares of QXO common stock to former holders of TopBuild common stock, par value $0.01 per share, issued an additional 100,000 shares of Series C Preferred Stock (as defined below) to the Series C Investors for $1.0 billion in gross proceeds, incurred an incremental term loan for $3.0 billion in gross proceeds and released from escrow $3.0 billion in gross proceeds from the issuance of 6.500% Senior Notes due 2031 and 6.875% Senior Notes due 2034, all of which were used to fund the TopBuild Acquisition and pay related fees and expenses.

Results of Consolidated Operations
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended September 30,		% of net sales(1)		Nine Months Ended September 30,		% of net sales(1)
(in millions, except percentages)	2026	2025	2026	2025	2026	2025	2026	2025
Net sales	$4,895	$2,728	100.0%	100.0%	$9,871	$4,648	100.0%	100.0%
Cost of sales	3,515	2,092	71.8%	76.7%	7,279	3,605	73.7%	77.6%
Gross profit	1,380	636	28.2%	23.3%	2,592	1,043	26.3%	22.4%
Operating expense:
Selling, general and administrative	1,024	453	20.9%	16.6%	2,170	954	22.0%	20.5%
Depreciation	66	40	1.3%	1.5%	169	67	1.7%	1.4%
Amortization	288	118	5.9%	4.3%	545	198	5.5%	4.3%
Total operating expense	1,378	611	28.2%	22.4%	2,884	1,219	29.2%	26.2%
Income (loss) from operations	2	25	—%	0.9%	(292)	(176)	(3.0)%	(3.8)%
Interest expense, net	(163)	(37)	(3.3)%	(1.4)%	(232)	(11)	(2.4)%	(0.2)%
Loss on debt extinguishment	—	—	—%	—%	—	(46)	—%	(1.0)%
Other income, net	11	1	0.2%	0.1%	17	3	0.2%	0.1%
Loss before (benefit from) provision for income taxes	(150)	(11)	(3.1)%	(0.4)%	(507)	(230)	(5.1)%	(4.9)%
(Benefit from) provision for income taxes	(27)	128	(0.6)%	4.7%	(102)	(41)	(1.0)%	(0.9)%
Net loss	$(123)	$(139)	(2.5)%	(5.1)%	$(405)	$(189)	(4.1)%	(4.1)%

(1) Percent of net sales may not foot due to rounding.
Three and Nine Months Ended September 30, 2026 Compared with Three and Nine Months Ended September 30, 2025
Net Sales
The following table summarizes net sales by line of business for the periods presented:

	Three Months Ended September 30,		% of net sales
(in millions, except percentages)	2026	2025	2026	2025
Roofing products	$1,996	$2,086	40.8%	76.5%
Insulation and services	1,644	—	33.6%	—%
Complementary building products	1,240	628	25.3%	23.0%
Software products and services	15	14	0.3%	0.5%
Total net sales	$4,895	$2,728	100.0%	100.0%
Net sales for the three months ended September 30, 2026 increased to $4.90 billion compared to $2.73 billion for the three months ended September 30, 2025. The increase in net sales was primarily driven by the TopBuild Acquisition and Kodiak Acquisition as TopBuild’s net sales and Kodiak’s net sales are included in net sales for the three months ended September 30, 2026. TopBuild contributed net sales of $1.64 billion, which are included within insulation and services net sales in the table above. Kodiak contributed net sales of $589 million during the three months ended September 30, 2026, which are included within complementary building products net sales in the table above.
In addition to contributions from the TopBuild and Kodiak acquisitions, net sales for the three months ended September 30, 2026 reflect the growth in our private label brand, TRI-BUILT, which generated net sales of approximately $283 million during the three months ended September 30, 2026, an increase of 2.6% from the three months ended September 30, 2025. Private label sales include sales of roofing and waterproofing products, which are included within the roofing products and complementary building products lines of business, respectively. Private label products accounted for a record 10.6% of roofing and waterproofing net sales during the three months ended September 30, 2026, an increase of approximately 50 basis points year over year.

Net sales in our roofing and waterproofing products also benefited from service and execution improvements during the third quarter of 2026, which resulted in a 650-basis-point increase in on-time delivery, a reduction of more than 25% in key-product out-of-stocks, and an increase in invoice accuracy from the low 90% range at the beginning of the year to the high 90% range. A third of our regions have exceeded our 95% on-time delivery target, demonstrating the opportunity to replicate these improvements across the network.
During the three months ended September 30, 2026, net sales in our mechanical insulation product sales, which was acquired as part of the TopBuild Acquisition on July 1, 2026 and is a component of our insulation and services line of business, increased approximately 16% compared with the corresponding pre-acquisition period in 2025 as it continues to benefit from its exposure to data centers.

	Nine Months Ended September 30,		% of net sales
(in millions, except percentages)	2026	2025	2026	2025
Roofing products	$5,260	$3,552	53.3%	76.4%
Insulation and services	1,644	—	16.7%	—%
Complementary building products	2,922	1,054	29.6%	22.7%
Software products and services	45	42	0.4%	0.9%
Total net sales	$9,871	$4,648	100.0%	100.0%
Net sales for the nine months ended September 30, 2026 increased to $9.87 billion compared to $4.65 billion for the nine months ended September 30, 2025. The increase in net sales was primarily driven by the TopBuild Acquisition, Kodiak Acquisition and Beacon Acquisition as net sales in the prior year includes only Beacon’s net sales from the date of acquisition on April 29, 2025 through September 30, 2025. During the nine months ended September 30, 2026, TopBuild contributed net sales of $1.64 billion, which are included within insulation and services net sales in the table above, and Kodiak contributed net sales of $1.18 billion, which are included within complementary building products net sales in the table above.
Following the end of the quarter, sales momentum accelerated into October 2026, with daily sales increasing 5% year over year across the Company, and sales within our roofing and complementary building products lines of businesses, which we have owned the longest, growing 9%.
Gross Profit and Gross Profit Margin
Gross profit for the three months ended September 30, 2026 increased to $1.38 billion, up from $636 million for the three months ended September 30, 2025. Gross profit for the nine months ended September 30, 2026 increased to $2.59 billion, up from $1.04 billion for the nine months ended September 30, 2025. The increase during the nine months ended September 30, 2026 was partially driven by the Beacon Acquisition as gross profit in the prior year includes only Beacon’s results from the date of acquisition on April 29, 2025 through September 30, 2025. In addition, gross profit for the three and nine months ended September 30, 2026 includes contributions from the TopBuild Acquisition and the Kodiak Acquisition.
Gross profit margin was 28.2% for the three months ended September 30, 2026, up 4.9 percentage points from 23.3% for the three months ended September 30, 2025. The increase in gross profit margin was due to a higher percentage of net sales attributable to insulation, complementary building products, and services, which generally have a higher gross profit margin than roofing products, as well as a $34 million decrease in inventory fair value adjustments recognized within cost of sales. Complementary roofing products and complementary waterproofing products, which are included in the roofing products and complementary building products lines of business, respectively, grew 4.2% to $607 million, including growth of 16% in gutters and accessories, 15% in fiber cement, and 7% in windows.
Gross profit margin was 26.3% for the nine months ended September 30, 2026, up 3.9 percentage points from 22.4% for the nine months ended September 30, 2025. The increase in gross profit margin was primarily attributable to a decrease of $114 million in inventory fair value adjustments and, to a lesser extent, a higher percentage of net sales attributable to insulation, complementary building products, and services.
The increases in gross profit margin in both comparative periods also reflect pricing improvements. During the three months ended September 30, 2026, pricing increased 2.2% year over year, with nine of our 11 geographic areas reporting positive pricing. Year-over-year monthly pricing improved 400 basis points from negative 1.7% in April 2026 to positive 2.3% in September 2026. Pricing in our roofing products line of business and in our waterproofing products, which is a component of the complementary building products line of business, improved to a greater extent, increasing from negative 1.1% in April 2026 to positive 4.1% in September 2026. Pricing turned positive during the second quarter of 2026 and strengthened in each subsequent month of the third quarter. We believe this progress demonstrates our ability to improve selling prices during the current soft environment.

Selling, General and Administrative (“SG&A”) Expense
SG&A expense for the three months ended September 30, 2026 increased to $1.02 billion, up from $453 million for the three months ended September 30, 2025. The increase in SG&A expense was primarily due to the Kodiak Acquisition and the TopBuild Acquisition resulting in higher payroll and employee benefit costs, warehouse operating costs, and general and administrative costs. The increase in SG&A expense was also attributable to an increase in stock-based compensation expense of $48 million as result of additional grants made subsequent to September 30, 2025 and an increase in transaction costs of $36 million due to the closing of the TopBuild Acquisition in the current quarter.
SG&A expense for the nine months ended September 30, 2026 increased to $2.17 billion, up from $954 million for the nine months ended September 30, 2025. The increase in SG&A expense was primarily due to the Kodiak Acquisition and the TopBuild Acquisition resulting in higher payroll and employee benefit costs, warehouse operating costs, and general and administrative costs. The increase in SG&A expense was also attributable to increases in transaction costs of $31 million due to the closing of the TopBuild Acquisition and Kodiak Acquisition in the current year and stock-based compensation expense of $31 million. In addition, we incurred incremental costs of $29 million related to our transformation efforts that commenced subsequent to the Beacon Acquisition, which are directed at simplifying, streamlining, and optimizing the Company’s operations.
Depreciation Expense
Depreciation expense was $66 million for the three months ended September 30, 2026, compared to $40 million for the three months ended September 30, 2025. The increase in depreciation expense was primarily due to an increase in property and equipment as a result of the Kodiak Acquisition and TopBuild Acquisition.
Depreciation expense was $169 million for the nine months ended September 30, 2026, compared to $67 million for the nine months ended September 30, 2025. The increase in depreciation expense was primarily due to an increase in property and equipment as a result of the Kodiak Acquisition and TopBuild Acquisition. Additionally, the nine months ended September 30, 2025 only includes depreciation expense related to property and equipment recognized from the Beacon Acquisition from April 29, 2025 through September 30, 2025.
Amortization Expense
Amortization expense was $288 million for the three months ended September 30, 2026, compared to $118 million for the three months ended September 30, 2025. The increase in amortization expense was primarily due to amortization expense associated with new customer relationships and trade names intangible assets recognized as a result of the Kodiak Acquisition and TopBuild Acquisition.
Amortization expense was $545 million for the nine months ended September 30, 2026, compared to $198 million for the nine months ended September 30, 2025. The increase in amortization expense was primarily due to amortization expense associated with new customer relationships and trade names intangible assets recognized as a result of the Kodiak Acquisition and TopBuild Acquisition. Additionally, the nine months ended September 30, 2025 only includes amortization expense related to intangible assets recognized from the Beacon Acquisition from April 29, 2025 through September 30, 2025.
Interest Expense, Net
Interest expense, net was $163 million for the three months ended September 30, 2026, compared to $37 million for the three months ended September 30, 2025. Interest expense, net was $232 million for the nine months ended September 30, 2026, compared to $11 million for the nine months ended September 30, 2025. The increases in interest expense in both comparative periods were primarily due to a higher average debt balance during the three and nine months ended September 30, 2026 as QXO Building Products issued additional debt in connection with the Beacon Acquisition and the TopBuild Acquisition, resulting in higher interest expense. The increase was also driven by lower interest income due to a lower average interest-bearing cash balance during the three and nine months ended September 30, 2026. In addition, interest expense, net for the three months ended September 30, 2026 included a $15 million commitment fee related to an unused bridge loan facility that was paid in connection with the closing of the TopBuild Acquisition.
Loss on Debt Extinguishment
Loss on debt extinguishment was $46 million for the nine months ended September 30, 2025 due to the principal prepayment of $1.40 billion under the 2032 Term Loan Facility in May 2025. The loss on debt extinguishment includes the pro-rata extinguishment of previously capitalized original issue discounts and debt issuance costs.

Income Taxes
The Company’s interim provision for income taxes is determined based on its annual estimated effective tax rate, applied to the actual year-to-date income, and adjusted for the tax effects of any discrete items. The Company’s effective tax rate for the nine months ended September 30, 2026, excluding discrete items, was 18.2%, compared to 14.1% for the nine months ended September 30, 2025. The Company’s effective tax rate for the nine months ended September 30, 2026 was based on the U.S. federal statutory tax rate of 21% and state jurisdictional income tax rates, adjusted for permanent items including compensation above $1 million, inclusive of equity awards, paid to covered employees under Internal Revenue Code Section 162(m), and non-deductible transaction costs due to the Kodiak Acquisition and TopBuild Acquisition, coupled with the pre-tax loss during the nine months ended September 30, 2026.
Benefits for income taxes consist of federal and state taxes in the United States and income in certain foreign jurisdictions, as well as deferred income taxes and changes in valuation allowance, reflecting net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
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
•Transformation costs. Represent certain direct costs for strategic investments to modernize our business and operations and to integrate acquired businesses into QXO, including rebranding costs, retention costs for key employees of acquired businesses, IT infrastructure transformation costs, costs incurred to invest in new technologies such as artificial intelligence, and costs associated with non-recurring transformational initiatives to improve or optimize business operations. These costs are directed at optimizing the Company’s processes to modernize the Company’s operations.
We have provided a reconciliation below of Adjusted Gross Profit to gross profit, the most directly comparable financial measure as measured in accordance with GAAP, as well as a calculation of gross margin and Adjusted Gross Margin. We have provided a reconciliation below of Adjusted Net Income (Loss) to net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, as well as a calculation of diluted earnings (loss) per common share and Adjusted Diluted Earnings (Loss) per Common Share. We have also provided a reconciliation below of Adjusted EBITDA to net income (loss), the most directly comparable financial measure as measured in accordance with GAAP, as well as a calculation of net margin and Adjusted EBITDA Margin. We have not reconciled our Adjusted EBITDA target to net income, the most directly comparable GAAP measure, because we cannot predict without unreasonable efforts the outcome of certain items that are necessary for the reconciliation, including future acquisitions, stock-based compensation, transaction and transformation costs, and provision for (benefit from) income taxes, the impact of which could be significant.

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
Adjusted Gross Profit and Adjusted Gross Margin
A reconciliation of gross profit and gross margin to Adjusted Gross Profit and Adjusted Gross Margin is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2026	2025	2026	2025
Gross profit	$1,380	$636	$2,592	$1,043
Inventory fair value adjustments(1)	17	51	17	131
Adjusted Gross Profit	$1,397	$687	$2,609	$1,174

Net sales	$4,895	$2,728	$9,871	$4,648
Gross margin(2)	28.2%	23.3%	26.3%	22.4%
Adjusted Gross Margin(2)	28.5%	25.2%	26.4%	25.3%

(1) Represents the inventory fair value adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition.
(2) Gross margin is calculated as gross profit divided by net sales. Adjusted Gross Margin is calculated as Adjusted Gross Profit divided by net sales. Percentages may not recalculate due to rounding.

Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) per Common Share
A reconciliation of net loss and diluted loss per common share to Adjusted Net Income (Loss) and Adjusted Diluted Earnings (Loss) per Common Share is as follows:

(in millions, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(123)	$(139)	$(405)	$(189)
(Benefit from) provision for income taxes	(27)	128	(102)	(41)
Loss before (benefit from) provision for income taxes	(150)	(11)	(507)	(230)
Amortization	288	118	545	198
Stock-based compensation	79	31	147	116
Loss on debt extinguishment(1)	—	—	—	46
Restructuring costs	9	8	33	43
Transaction costs	40	4	111	80
Transformation costs	28	23	64	35
Inventory fair value adjustments(2)	17	51	17	131
Adjusted income before benefit from income taxes	311	224	410	419
Income tax associated with the adjustments above(3)	(82)	(58)	(108)	(108)
Adjusted Net Income	$229	$166	$302	$311
Convertible Preferred Stock dividend	(22)	(22)	(67)	(67)
Mandatory Convertible Preferred Stock dividend	(8)	(8)	(24)	(11)
Series C Preferred Stock dividend	(36)	—	(59)	—
Undistributed income allocated to participating securities	(12)	(14)	—	(18)
Adjusted Net Income attributable to common stockholders	$151	$122	$152	$215

Basic and diluted loss per common share	$(0.17)	$(0.24)	$(0.64)	$(0.46)
Adjusted Diluted Earnings per Common Share(4)	$0.13	$0.14	$0.15	$0.32

Adjusted diluted weighted-average common shares outstanding(4)	1,192.9	875.3	1,006.0	679.6

(1) Represents extinguishment costs resulting from the partial prepayment of borrowings under the 2032 Term Loan Facility (as defined below) in May 2025.
(2) Represents the inventory fair value adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition.
(3) The effective tax rates used to calculate Adjusted Net Income for the three months ended September 30, 2026 and 2025 were 26.3% and 26.0%, respectively. The effective tax rates used to calculate Adjusted Net Income for the nine months ended September 30, 2026 and 2025 were 26.4% and 25.9%, respectively.

(4) Adjusted Diluted Earnings (Loss) per Common Share is calculated as Adjusted Net Income (Loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period plus the effect of dilutive common share equivalents based on the most dilutive result of the if-converted and two-class methods.

Adjusted EBITDA and Adjusted EBITDA Margin
A reconciliation of net loss and net margin to Adjusted EBITDA and Adjusted EBITDA Margin is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2026	2025	2026	2025
Net loss	$(123)	$(139)	$(405)	$(189)
Depreciation(1)	83	40	188	67
Amortization	288	118	545	198
Stock-based compensation	79	31	147	116
Interest expense, net	163	37	232	11
Loss on debt extinguishment(2)	—	—	—	46
(Benefit from) provision for income taxes	(27)	128	(102)	(41)
Restructuring costs	9	8	33	43
Transaction costs	40	4	111	80
Transformation costs	28	23	64	35
Inventory fair value adjustments(3)	17	51	17	131
Adjusted EBITDA	$557	$301	$830	$497

Net sales	$4,895	$2,728	$9,871	$4,648
Net margin(4)	(2.5)%	(5.1)%	(4.1)%	(4.1)%
Adjusted EBITDA Margin(4)	11.4%	11.1%	8.4%	10.7%

(1) Depreciation for the three and nine months ended September 30, 2026 includes depreciation expense recognized within cost of sales on the condensed consolidated statements of operations of $17 million and $19 million, respectively.

(2) Represents extinguishment costs resulting from the partial prepayment of borrowings under the 2032 Term Loan Facility (as defined below) in May 2025.
(3) Represents the inventory fair value adjustments related to recording the inventory of acquired businesses at fair value on the date of acquisition.
(4) Net margin is calculated as net loss divided by net sales. Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by net sales. Percentages may not recalculate due to rounding.
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
Liquidity and Capital Resources
The Company’s total liquidity was $2.40 billion as of September 30, 2026, consisting of $1.87 billion of availability under our ABL Facility and $528 million of unrestricted cash on hand. In addition, we may choose to raise additional funds at any time through equity or debt financing arrangements, which may or may not be needed for additional working capital, acquisitions or other strategic investments. We continually evaluate our liquidity requirements considering our operating needs, growth initiatives and capital resources. Our primary sources of liquidity are cash on the balance sheet, cash generated by operations and availability under the ABL Facility (as defined below). Our primary uses of cash are working capital requirements, debt service requirements and capital expenditures. We believe that our existing liquidity and sources of capital are sufficient to support our operations over the next 12 months.
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

We use performance bonds to ensure completion of our work on certain larger customer contracts that can span multiple accounting periods. Performance bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. We also have bonds outstanding for license and insurance. The acquisition of TopBuild accounts for $369 million of the increase in outstanding bonds as of September 30, 2026 compared to December 31, 2025.
The following table summarizes our outstanding performance, licensing, insurance, and other bonds:

	As of
	September 30, 2026	December 31, 2025
Outstanding bonds:
Performance bonds	$334	$1
Licensing, insurance, and other bonds	40	2
Total bonds	$374	$3
Convertible Preferred Stock
The Company has a quarterly dividend policy in place for its Convertible Preferred Stock, and dividends are paid when declared by the board of directors. During the three and nine months ended September 30, 2026, the Company paid $22 million and $67 million, respectively, of dividends to holders of Convertible Preferred Stock. Subsequent to the close of the quarter ended September 30, 2026, the Company paid $23 million of quarterly dividends to holders of Convertible Preferred Stock. These dividends are part of the Company’s ongoing cash obligations and are considered when evaluating overall liquidity needs. For additional information regarding the Company’s Convertible Preferred Stock, see Note 7 – Equity and Mezzanine Equity of Item I of Part I, “Condensed Consolidated Financial Statements” of this Quarterly Report.
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
Dividends
The Mandatory Convertible Preferred Stock will accumulate dividends (which may be paid in cash or, subject to certain limitations, in shares of common stock or in any combination of cash and common stock) at a rate per annum equal to 5.50% on the liquidation preference of $1,000 per share, payable when, as and if declared by the Company’s board of directors (or an authorized committee thereof), on February 15, May 15, August 15 and November 15 of each year, beginning on August 15, 2025 and ending on, and including, May 15, 2028. Given the requirement to pay dividends in any settlement outcome of the Mandatory Convertible Preferred Stock, the Company accrues dividends whether or not they are formally declared by the Company’s board of directors. During the three and nine months ended September 30, 2026, the Company paid $8 million and $24 million, respectively, of dividends to holders of Mandatory Convertible Preferred Stock. These dividends are part of the Company’s ongoing cash obligations and are considered when evaluating overall liquidity needs. For additional information regarding the Company’s Mandatory Convertible Preferred Stock, see Note 7 – Equity of Item I of Part I, “Condensed Consolidated Financial Statements” of this Quarterly Report.

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
Optional Conversion
Other than during the conversion period following a fundamental change (as defined in the Company’s Certificate of Designations relating to the Mandatory Convertible Preferred Stock) at any time prior to May 15, 2028, a holder of Mandatory Convertible Preferred Stock may elect to convert such holder’s shares of Mandatory Convertible Preferred Stock, in whole or in part, at the minimum conversion rate of 49.4740 shares of common stock per share of Mandatory Convertible Preferred Stock (equivalent to 2.4737 shares of common stock per Depositary Share), subject to certain anti-dilution and other adjustments. Because each Depositary Share represents a 1/20th fractional interest in a share of Mandatory Convertible Preferred Stock, a holder of Depositary Shares may convert its Depositary Shares only in lots of 20 Depositary Shares.
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
Voting Rights
Holders of Mandatory Convertible Preferred Stock will not have voting rights, except with respect to issuances of securities senior to the Mandatory Convertible Preferred Stock, amendments to the Company’s Fifth Amended and Restated Certificate of Incorporation that would materially and adversely affect the rights of the holders of Mandatory Convertible Preferred Stock, or in the event of a merger, consolidation, exchange or reclassification involving the Mandatory Convertible Preferred Stock, or non-payment of dividends for six or more quarters, whether or not consecutive.

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
During the three months ended March 31, 2026, the Company incurred costs of $47 million to obtain the Series C Preferred Stock commitment and recognized these costs as a reduction to additional paid-in capital in permanent equity. In connection with the issuance of 200,000 shares of the Company’s Series C Preferred Stock on April 1, 2026, the Company reclassified $32 million of the $47 million of commitment costs from equity to mezzanine equity as an issuance cost of the Series C Preferred Stock. As the Company issued the remaining 100,000 shares of Series C Preferred Stock on July 1, 2026 in connection with the TopBuild Acquisition, the remaining $15 million of commitment costs were reclassified from equity to mezzanine equity during the three months ended September 30, 2026.

Dividends
The holders of the Series C Preferred Stock (each, a “Holder” and collectively, the “Holders”) will be entitled to dividends on the Series C Preferred Stock at a rate of 4.75% per annum. The Holders will be entitled to participate in dividends declared or paid in cash on the common stock on an as-converted basis; provided that any such dividends on the common stock on an as-converted basis received by Holders will reduce, on a dollar-for-dollar basis, the dividends such Holders are entitled to receive on the Series C Preferred Stock. Dividends on the Series C Preferred Stock will be payable on a quarterly basis in cash and/or by delivery of shares of registered (or freely tradeable) common stock, in each case at the sole discretion of the Company. Any dividends not declared and paid in cash or shares of common stock on any dividend payment date will accrue and be compounded quarterly in arrears on the then Stated Value of such shares of Series C Preferred Stock on such dividend payment date. During the three and nine months ended September 30, 2026, the Company paid $36 million and $59 million of dividends to holders of Series C Preferred Stock, respectively.
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
Senior Secured Notes
2032 Notes
On April 29, 2025, Beacon Merger Sub (the “Issuer”) completed the issuance and sale of $2.25 billion in aggregate principal amount of 6.75% Senior Secured Notes due 2032 (the “2032 Notes”). The 2032 Notes were issued pursuant to an Indenture, dated as of April 29, 2025 (as supplemented, the “2032 Indenture”), and, upon consummation of the Beacon Acquisition, QXO Building Products assumed the obligations under the 2032 Notes and the 2032 Indenture and certain of QXO Building Products’ subsidiaries guaranteed QXO Building Products’ obligations under the 2032 Notes and the 2032 Indenture. The 2032 Notes are secured by first-priority liens on substantially all assets of the Issuer and the subsidiary guarantors, other than the ABL Priority Collateral (as defined below) (the “2032 Notes Priority Collateral”) and by second-priority liens on substantially all of the Issuer’s and the subsidiary guarantors’ inventory, receivables and related assets (the “ABL Priority Collateral”), in each case, subject to certain exceptions and permitted liens. The 2032 Notes will mature on April 30, 2032. Interest on the 2032 Notes accrues at 6.75% per annum and will be paid semi-

annually, in arrears, on April 30 and October 30 of each year, beginning October 30, 2025. Proceeds from the 2032 Notes were used to partially fund the Beacon Acquisition and related transaction expenses.
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
The 2032 Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control events, the Issuer must offer to repurchase the 2032 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The 2032 Indenture also provides for customary events of default. As of September 30, 2026, the Issuer and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $22 million related to the 2032 Notes were capitalized and are being amortized over the term of the financing arrangement. As of September 30, 2026, there were $18 million of unamortized debt issuance costs related to the 2032 Notes.
Senior Notes
2031 Notes and 2034 Notes
On June 17, 2026, the Issuer completed the issuance and sale of $1.5 billion in aggregate principal amount of 6.500% Senior Notes due 2031 (the “2031 Notes”) and $1.5 billion in aggregate principal amount of 6.875% Senior Notes due 2034 (the “2034 Notes” and, together with the 2031 Notes, the “Notes”). The Notes were issued pursuant to an Indenture, dated as of June 17, 2026 (the “Indenture”), among the Issuer, the subsidiary guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee. At the closing of the offering, the gross proceeds were placed into a segregated escrow account (the “Escrow Account”) and released in connection with the consummation of the TopBuild Acquisition. The Notes were secured by a first-priority lien on the escrowed property and the Escrow Account pending the consummation of the TopBuild Acquisition. Upon consummation of the TopBuild Acquisition on July 1, 2026 (the “Escrow Release Date”), the Notes are fully and unconditionally guaranteed by each of the Issuer’s wholly-owned domestic restricted subsidiaries that guarantees the 2032 Term Loan Facility (as defined below) and 2032 Notes, and from and after the Escrow Release Date, the Notes and related guarantees are unsecured obligations of the Issuer and the subsidiary guarantors. The 2031 Notes will mature on July 15, 2031 and the 2034 Notes will mature on July 15, 2034. Interest on the 2031 Notes accrues at 6.500% per annum and interest on the 2034 Notes accrues at 6.875% per annum, in each case payable semi-annually, in arrears, on January 15 and July 15 of each year, beginning January 15, 2027. Proceeds from the Notes were used to fund a portion of the TopBuild Acquisition and related transaction expenses.
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
The Indenture includes customary affirmative and negative covenants with respect to the Issuer and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. Additionally, upon the occurrence of specified change of control and ratings events, the Issuer must offer to repurchase the Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the purchase date. The Indenture also provides for customary events of default. As of September 30, 2026, the Issuer and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $34 million related to the Notes were capitalized and are being amortized over the term of the respective financing arrangements. As of September 30, 2026, unpaid debt issuance costs related to the Notes totaled $2 million.

As of September 30, 2026, there were $16 million of unamortized debt issuance costs related to the 2031 Notes and $17 million of unamortized debt issuance costs related to the 2034 Notes.
Term Loan Facility
2032 Term Loan Facility
On April 29, 2025, Beacon Merger Sub, as initial borrower, entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) with Queen HoldCo, LLC (“Holdings”), the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, which provides for senior secured financing consisting of a term loan facility (the “2032 Term Loan Facility”) in an aggregate principal amount of $2.25 billion. Upon the consummation of the Beacon Acquisition, QXO Building Products entered into a joinder to the Term Loan Credit Agreement as the surviving borrower (the “Borrower”). The 2032 Term Loan Facility matures on April 30, 2032. Proceeds from the 2032 Term Loan Facility were used to partially fund the Beacon Acquisition and related transaction expenses.
Borrowings under the 2032 Term Loan Facility bear interest at variable rates based on Term SOFR or a base rate, in each case plus an applicable margin. The 2032 Term Loan Facility requires scheduled quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the 2032 Term Loan Facility, with the remaining balance due at maturity. The 2032 Term Loan Facility also requires the Borrower to make certain mandatory prepayments. The Borrower can make voluntary prepayments at any time without penalty, except in connection with a repricing event in respect of the 2032 Term Loan Facility, subject to customary breakage costs.
The 2032 Term Loan Facility is unconditionally guaranteed by Holdings on a limited‑recourse basis and secured by a first-priority lien on the equity interests of the Borrower held by Holdings. The 2032 Term Loan Facility is also guaranteed by each subsidiary guarantor and secured by a first-priority lien with respect to the 2032 Notes Priority Collateral and a second-priority lien with respect to the ABL Priority Collateral. The 2032 Term Loan Facility is secured on a ratable basis with the 2032 Notes with respect to the 2032 Notes Priority Collateral and the ABL Priority Collateral.
The Term Loan Credit Agreement includes customary affirmative and negative covenants with respect to the Borrower and its restricted subsidiaries. These covenants are subject to a number of important qualifications and exceptions. The Term Loan Credit Agreement contains certain customary events of default, including relating to a change of control. As of September 30, 2026, the Borrower and its restricted subsidiaries were in compliance with these covenants.
The principal amount of borrowing under the 2032 Term Loan Facility was reduced by an original issue discount (“OID”) of 1%. OID costs of $22 million and debt issuance costs of $51 million related to the 2032 Term Loan Facility were capitalized and are being amortized over the term of the financing arrangement.
On May 29, 2025, the Borrower made a voluntary principal prepayment of $1.40 billion under the 2032 Term Loan Facility. As a result, the Borrower was relieved of its obligation to make quarterly amortization payments in an annual amount equal to 1.0% of the original principal amount of borrowings under the 2032 Term Loan Facility. Additionally, as a result of the principal prepayment, the Borrower recognized a loss on debt extinguishment of $46 million during the three months ended June 30, 2025, which is comprised of $14 million of unamortized OID costs and $32 million of unamortized debt issuance costs related to the 2032 Term Loan Facility.
On November 5, 2025, the Borrower amended the Term Loan Credit Agreement in order to refinance the 2032 Term Loan Facility. The amendment reduced the applicable margin for borrowings under the 2032 Term Loan Facility from 3.00% to 2.00% for Term SOFR borrowings and from 2.00% to 1.00% for base rate borrowings (the “2032 Term Loan Refinancing”). As a result of the 2032 Term Loan Refinancing, the Borrower recognized a loss on debt extinguishment of $4 million during the three months ended September 30, 2025, which is comprised of $1 million of unamortized OID costs, $2 million of unamortized debt issuance costs, and $1 million of third-party fees associated with the modification of the 2032 Term Loan Facility. Additionally, new debt issuance costs of a de minimis amount were capitalized and are being amortized over the term of the financing arrangement.
The loss on debt extinguishment resulting from the principal prepayment and the subsequent 2032 Term Loan Refinancing was separately recognized on the consolidated statements of operations for the year ended December 31, 2025.
As of September 30, 2026, there were $6 million of unamortized OID costs related to the 2032 Term Loan Facility and $14 million of unamortized debt issuance costs related to the 2032 Term Loan Facility.
2033 Term Loan Facility
On July 1, 2026, in connection with the closing of the TopBuild Acquisition, the Borrower incurred an incremental term loan facility (the “2033 Term Loan Facility”) under the Term Loan Credit Agreement in an aggregate principal amount of $3.0 billion. The 2033 Term Loan Facility will mature on July 1, 2033. Borrowings under the 2033 Term Loan Facility bear interest at variable rates based on Term SOFR or a base rate, in each case plus an applicable margin. The 2033 Term Loan Facility requires scheduled quarterly amortization payments commencing on December 31, 2026, in an annual amount equal to 1.0% of the original principal amount of the term loans borrowed on the effective time of the TopBuild Acquisition, with the balance to be paid at maturity. The Borrower can make voluntary prepayments at any time without penalty, except in connection with a repricing event in respect of the 2033 Term

Loan Facility, subject to customary breakage costs. Any refinancing through the issuance of certain debt or any repricing amendment, in either case, that constitutes a “repricing event” applicable to the term loans issued under the 2033 Term Loan Facility resulting in a lower yield occurring at any time during the first six months after the closing date of the 2033 Term Loan Facility will be accompanied by a 1.00% prepayment premium or fee, as applicable.
The principal amount of borrowing under the 2033 Term Loan Facility was reduced by an original issue discount (“OID”) of 0.25%. OID costs of $7 million and debt issuance costs of $45 million related to the 2033 Term Loan Facility were capitalized and are being amortized over the term of the financing arrangement. As of September 30, 2026, unpaid debt issuance costs related to the 2033 Term Loan Facility totaled $1 million.
As of September 30, 2026, there were $7 million of unamortized OID costs related to the 2033 Term Loan Facility and $44 million of unamortized debt issuance costs related to the 2033 Term Loan Facility.
In connection with the closing of the TopBuild Acquisition, the Company paid a commitment fee of $15 million related to an unused bridge loan facility, which was recognized in interest expense, net on the condensed consolidated financial statements during the three months ended September 30, 2026 and is included in payment of debt issuance costs and other financing fees as a financing cash outflow on the condensed consolidated statements of cash flows.
ABL Credit Agreement
On April 29, 2025, Beacon Merger Sub, as initial borrower, entered into the Asset-Based Revolving Credit Agreement (the “ABL Credit Agreement”), with Holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, which provides for an asset-based revolving credit facility (the “ABL Facility” and, together with the 2032 Term Loan Facility and 2033 Term Loan Facility, the “Credit Facilities”), with an aggregate borrowing availability equal to the lesser of $2.0 billion, and the borrowing base. Upon the consummation of the Beacon Acquisition, the Borrower entered into a joinder to the ABL Credit Agreement as the surviving borrower. The ABL Facility matures on April 29, 2030. Based on the Borrower’s borrowing base as of September 30, 2026, the Borrower had $1.87 billion borrowing capacity under the ABL Facility.
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
The ABL Facility requires that the Borrower, commencing on or after the last day of the first full fiscal quarter ending after the closing date of the ABL Facility, maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 at any time that availability is less than the greater of (x) $120 million and (y) 10% of the lesser of (i) the borrowing base at such time and (ii) the aggregate amount of ABL Facility commitments at such time. As of September 30, 2026, the Borrower and its restricted subsidiaries were in compliance with these covenants.
Debt issuance costs of $19 million related to the ABL Facility were capitalized and are being amortized ratably over the term of the financing arrangement. The debt issuance costs related to the ABL Facility are presented as an asset, included in other assets, net on the condensed consolidated balance sheets. As of September 30, 2026, there were $13 million of unamortized debt issuance costs related to the ABL Facility.
As of September 30, 2026, the Borrower and its restricted subsidiaries had $129 million in outstanding standby letters of credit issued under the ABL Facility.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash (used in) provided by operating activities	$(145)	$75
Net cash used in investing activities	(11,040)	(10,605)
Net cash provided by financing activities	9,373	7,769
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net decrease in cash, cash equivalents and restricted cash	$(1,812)	$(2,761)
Operating Activities
Net cash used in operating activities was $145 million for the nine months ended September 30, 2026, compared to net cash provided by operations of $75 million for the nine months ended September 30, 2025. Cash used in operations increased $220 million during the nine months ended September 30, 2026. The increase in cash used in operations was primarily due to a higher net loss coupled with an incremental cash outflow of $332 million stemming from the seasonal timing of our net working capital requirements, mainly driven by an unfavorable change in cash related to inventories and accounts receivable. The increase in cash used in operations was partially offset by adjustments for non-cash items of $328 million and favorable changes in cash related to accounts payable and accrued expenses.
Investing Activities
Net cash used in investing activities was $11.04 billion for the nine months ended September 30, 2026, compared to $10.61 billion for the nine months ended September 30, 2025. Cash used in investing activities increased $435 million during the nine months ended September 30, 2026 primarily due to an increase in cash paid for acquisitions as the aggregate cash consideration for the Kodiak Acquisition and TopBuild Acquisition was $10.93 billion compared to $10.56 billion for the Beacon Acquisition. See Note 3 – Acquisitions of Item 1 of Part I, “Condensed Consolidated Financial Statements” of this Quarterly Report for additional information.
Financing Activities
Net cash provided by financing activities was $9.37 billion for the nine months ended September 30, 2026, compared to $7.77 billion for the nine months ended September 30, 2025. Cash provided by financing activities increased $1.60 billion during the nine months ended September 30, 2026 primarily due to the issuance of the 2031 Notes and 2034 Notes and borrowings under our 2033 Term Loan Facility, as well as the net proceeds from the issuance of common stock and Series C Preferred Stock. The increase in cash provided by financing activities was partially offset by the issuance of the 2032 Notes, net borrowings under our 2032 Term Loan Facility and ABL Facility, and net proceeds from the issuance of common stock and Mandatory Convertible Preferred Stock during the nine months ended September 30, 2025. The increase was also partially offset by an increase in dividends paid on the Company’s Mandatory Convertible Preferred Stock and Series C Preferred Stock during the nine months ended September 30, 2026.

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
The summarized financial information below reflects results for the Credit Group, other QXO entities and QXO on a consolidated basis.

	September 30, 2026
Balance Sheet (in millions)	Credit Group	Other QXO Entities	Consolidated QXO
Cash and cash equivalents	$512	$16	$528
Total current assets	$6,661	$65	$6,726
Total current liabilities	$3,279	$46	$3,325
Total long-term debt, net	$8,948	$—	$8,948
Total mezzanine equity	$—	$2,942	$2,942
Total stockholders’ equity(1)	$—	$15,681	$15,681

(1) Stockholders’ equity is presented on a consolidated basis and excludes intercompany equity investments from other QXO entities recorded in stockholders’ equity at the Credit Group, which is eliminated in consolidation.

	Three Months Ended September 30, 2026
Statement of Operations (in millions)	Credit Group	Other QXO Entities	Consolidated QXO
Net sales	$4,880	$15	$4,895
Gross profit	$1,374	$6	$1,380
Total operating expense	$1,333	$45	$1,378
Interest (expense) income, net	$(164)	$1	$(163)

	Nine Months Ended September 30, 2026
Statement of Operations (in millions)	Credit Group	Other QXO Entities	Consolidated QXO
Net sales	$9,826	$45	$9,871
Gross profit	$2,574	$18	$2,592
Total operating expense	$2,771	$113	$2,884
Interest (expense) income, net	$(284)	$52	$(232)

Item 3. Quantitative and Qualitative Disclosures about Market Risk
During the three months ended September 30, 2026, we incurred the 2033 Term Loan Facility under the Term Loan Credit Agreement in an aggregate principal amount of $3.0 billion. Borrowings under the 2033 Term Loan Facility, 2032 Term Loan Facility, and ABL Facility incur interest on a floating rate basis while borrowings represented by our Notes incur interest on a fixed rate basis. As of September 30, 2026, we had no outstanding borrowings under our asset-based revolving lines of credit and outstanding borrowings, net of unamortized debt issuance costs, of $830 million under our 2032 Term Loan Facility and $2.95 billion under our 2033 Term Loan Facility. As of September 30, 2026, our weighted-average effective interest rate on debt instruments with variable rates was 5.90%. A 10% increase or decrease in interest rates would result in an increase or decrease to our annualized interest expense of approximately $23 million.
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
As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Change in Internal Control over Financial Reporting
On July 1, 2026, we completed our acquisition of TopBuild Corp. (see Note 3 – Acquisitions of Item 1 of Part I, “Condensed Consolidated Financial Statements” of this Quarterly Report). We are currently integrating policies, processes, people, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute integration activities. During the three months ended September 30, 2026, except as noted above, there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information related to our legal proceedings, refer to Note 12 – Commitments and Contingencies of Item 1 of Part I, “Condensed Consolidated Financial Statements” of this Quarterly Report.
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
We distribute roofing materials, insulation, lumber and other complementary building products, such as siding and waterproofing, that are manufactured by a number of major suppliers. Disruptions in our sources of supply may occur as a result of various reasons, including unanticipated demand, production or delivery difficulties, the loss of key supplier arrangements, or broad disruptive events (whether globally, in the United States, or abroad), such as wars, terrorist actions, cybersecurity attacks or other technological disruptions with respect to manufacturers or the material vendors we rely on, trade disputes, labor disputes, changes in regulation, macroeconomic events, government shutdowns, natural disasters, including those that may be linked to climate change, and/or a pandemic.
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
A portion of the products we sell are for residential and non-residential construction. The strength of these markets depends on new housing starts and business investment, which are a function of many factors beyond our control, including credit and capital availability, interest rates, foreclosure rates, housing inventory levels and occupancy, changes in the tax laws, employment levels, consumer confidence, and the health of the U.S. economy and mortgage markets. Economic downturns in the regions and markets we serve could result in lower net sales and, since many of our expenses are fixed, lower profitability. Unfavorable changes in demographics, credit markets, consumer confidence, housing affordability, or housing inventory levels and occupancy, or a weakening of the U.S. economy or of any regional or local economy in which we operate, could adversely affect consumer spending, resulting in decreased demand for our products, and adversely affecting our business. In addition, instability in the economy and financial markets, including as a result of war, terrorism or civil or political unrest, may result in a decrease in housing starts or business investment, which would adversely affect our business.
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
Although we maintain security measures and business continuity plans designed to protect our IT systems and Data, our systems and those of third parties upon whom we depend may be vulnerable to: natural disasters; power outages; telecommunication or utility failures; terrorist acts; breaches due to employee error or malfeasance or other insider threats; disruptions during the process of upgrading or replacing computer software or hardware; terminations of business relationships by us or third-party service providers; and disinformation campaigns, damage or intrusion from a variety of deliberate cyber-attacks carried out by insiders or third parties, which are becoming more sophisticated and include computer viruses, worms, gaining unauthorized access to systems for purposes of misappropriating assets or sensitive information either directly or through our vendors and customers, denial of service attacks, ransomware, phishing and other social engineering attacks, supply chain attacks, data corruption, malicious distribution of inaccurate information or other malicious software programs that may impact such systems and cause operational disruption. For these IT systems and related business processes to operate effectively, we or our service providers must continually maintain and update them. Delays in the maintenance, updates, upgrading, or patching of these systems and related business processes could impair their effectiveness or expose us to security risks. Acquisitions and the integration of acquired businesses and their IT systems into our own may also expose us to vulnerabilities and threats that were previously unknown or unmanaged, and we may not identify or remediate them in a timely manner, or at all. In addition, if IT systems are damaged, restoration or recovery of those systems may not be achievable in a timely manner.
Even with our policies, procedures, and programs designed to protect the integrity of our IT systems and the security of Data, we cannot fully eliminate cybersecurity risk, and we may not be effective in identifying and mitigating every risk to which we are exposed. From time to time, we and our third-party service providers have experienced cyber-attacks and attempted and actual breaches of our and their IT systems and networks, and we expect to continue to experience such events. To date, none of these incidents has been material to us, individually or in the aggregate. However, there can be no assurance that we, or the third parties upon whom we depend, will not experience a cybersecurity incident in the future that is material to us. In some instances, we may underestimate or be unable to detect certain vulnerabilities, which may allow them to persist in our environment over long periods of time.
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
Despite the precautions we take to mitigate the risks of such events, any attack on our IT systems or breach of our Data, or the IT systems and Data of third parties upon whom we depend, could result in, but are not limited to, the following: business disruption, misstated or misappropriated financial data, product shortages and/or an increase in accounts receivable aging, an adverse impact on our ability to attract and serve customers, delays in the execution of our business plan, theft of our intellectual property or other non-public confidential information and Data, including that of our customers, suppliers, and employees, liability for stolen assets or information, and higher operating costs including increased cybersecurity protection and insurance costs. Such events could harm our reputation and have an adverse impact on our financial results, including the impact of related legal, regulatory, and remediation costs.

In addition, if information about our customers, including payment information, is compromised in a cybersecurity attack against us, we could be subject to litigation or other claims by the affected customers. Further, regulatory authorities have increased their focus on how companies collect, process, use, store, share, and transmit personal data. Privacy and security laws and regulations, including federal and state laws in the U.S. and federal and provincial laws in Canada, pose increasingly complex compliance challenges, which may increase compliance costs, and any failure to comply with data privacy laws and regulations could result in litigation, significant sanctions, monetary costs, or other harm to us.
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
Further, as a distributor and installer of building products, we lease and operate a fleet of commercial motor vehicles, including semi-tractor trailer trucks, flatbed trucks, and forklifts. Accordingly, a safety incident involving our commercial fleet could result in material economic damages, as well as injuries and/or death, for our employees and any other parties involved. Although we believe our aggregate insurance limits should be sufficient to cover our historic claims amounts, participants in commercial distribution and transportation activities (i.e., trucking and transportation) have experienced large verdicts, including some instances in which juries have awarded significant amounts.
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
General geopolitical instability and the responses to it, such as the possibility of sanctions, trade restrictions and changes in tariffs, including tariffs imposed by the United States and China, and the possibility of additional tariffs, non-tariff barriers or other trade restrictions between the United States and other countries where we might source, distribute or sell products, could adversely impact our business. If we fail to anticipate and manage any of these dynamics successfully, our business, financial condition and results of operations could be adversely affected.
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
Each of Beacon, Kodiak and TopBuild may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations of such companies. The definitive agreements to acquire Beacon, Kodiak and TopBuild do not include any indemnification to offset any possible liabilities associated with their businesses or property that we assumed upon consummation of such acquisitions, and the representations and warranties insurance policy we obtained in connection with the Kodiak Acquisition is subject to limits and exclusions and may not cover such liabilities. We may learn additional information about these companies that materially adversely affects us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.
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

An impairment of goodwill and/or other intangible assets could adversely affect our results of operations and financial condition.
Acquisitions frequently result in the recording of goodwill and other intangible assets. As a result of our acquisitions of Beacon, Kodiak and TopBuild, goodwill and other intangible assets represent a substantial portion of our total assets. Goodwill is not amortized for financial reporting purposes and is subject to impairment testing at least annually using a fair-value based approach. The identification and measurement of goodwill impairment involves the estimation of the fair value of our reporting units. Our accounting for impairment contains uncertainty because management must use judgment in determining appropriate assumptions to be used in the measurement of fair value. In performing our annual impairment test, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, in which case we perform a quantitative impairment test.
We evaluate the recoverability of goodwill for impairment in between our annual tests when events or changes in circumstances, including a sustained decline in our market capitalization, adverse changes in market or industry conditions or lower than expected operating results, indicate that the carrying amount of goodwill may not be recoverable. We also perform an annual qualitative assessment to evaluate whether evidence exists that would indicate our indefinite-lived intangibles are impaired. In addition, we review for triggering events that could indicate a need for an impairment test for finite-lived intangible assets. Any impairment of goodwill or indefinite- or finite-lived intangibles would result in a non-cash charge that would reduce net income and stockholders’ equity in the period in which the impairment is recognized, and any such charge could be material.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
The predecessor financial information is included as Exhibit 99.1 to this Quarterly Report and is incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Certificate of Amendment to Certificate of Designations of Series C Convertible Perpetual Preferred Stock, filed with the Secretary of State of the State of Delaware and effective July 1, 2026.	8-K	3.1	July 1, 2026
3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of QXO, Inc., dated July 1, 2026.	8-K	3.2	July 1, 2026
4.1	Supplemental Indenture No. 3, dated as of July 1, 2026, among QXO Building Products, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.	10-Q	4.2	August 14, 2026
4.2	Supplemental Indenture No. 1, dated as of July 1, 2026, among QXO Building Products, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	4.1	July 1, 2026
10.1	Incremental Assumption and Amendment Agreement No. 2, dated as of July 1, 2026, among Queen HoldCo, LLC, as Holdings, QXO Building Products, Inc., as Borrower, the subsidiary loan parties party thereto, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent.	8-K	10.1	July 1, 2026
10.2*†	Offer Letter, effective July 2, 2026, between QXO, Inc. and Ken West.
31.1*	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1**	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Unaudited predecessor financial information for QXO Building Products, Inc.	10-Q	99.1	November 6, 2025
101.INS*	Inline XBRL Instance – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.PRE*	Inline XBRL Taxonomy Extension Presentation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.DEF*	Inline XBRL Taxonomy Extension Definition
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith
**Furnished herewith
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

QXO, INC.

Date: November 13, 2026	By:	/s/ Brad Jacobs
Brad Jacobs
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Ihsan Essaid
Ihsan Essaid
Chief Financial Officer
(Principal Financial Officer)